Form 10-Q
period 2016-06-30
BROOKLINE BANCORP INC
filed 2016-08-05
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 5, 2016, the number of shares of common stock, par value $0.01 per share, outstanding was 70,516,549.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At June 30, 2016	At December 31, 2015
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$22,677	$28,753
Short-term investments	47,265	46,736
Total cash and cash equivalents	69,942	75,489
Investment securities available-for-sale	532,967	513,201
Investment securities held-to-maturity (fair value of $70,960 and $93,695)	69,590	93,757
Total investment securities	602,557	606,958
Loans and leases held-for-sale	1,585	13,383
Loans and leases:
Commercial real estate loans	2,840,523	2,664,394
Commercial loans and leases	1,440,746	1,374,296
Indirect automobile loans	9,281	13,678
Consumer loans	968,488	943,172
Total loans and leases	5,259,038	4,995,540
Allowance for loan and lease losses	(57,258)	(56,739)
Net loans and leases	5,201,780	4,938,801
Restricted equity securities	64,677	66,117
Premises and equipment, net of accumulated depreciation of $55,287 and $51,722, respectively	76,131	78,156
Deferred tax asset	22,301	26,817
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $30,405 and $29,149, respectively	9,377	10,633
Other real estate owned ("OREO") and repossessed assets, net	751	1,343
Other assets	109,511	86,751
Total assets	$6,296,502	$6,042,338
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$852,869	$799,117
Interest-bearing deposits:
NOW accounts	295,126	283,972
Savings accounts	557,607	540,788
Money market accounts	1,628,550	1,594,269
Certificate of deposit accounts	1,151,002	1,087,872
Total interest-bearing deposits	3,632,285	3,506,901
Total deposits	4,485,154	4,306,018
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	904,685	861,866
Subordinated debentures and notes	83,021	82,936
Other borrowed funds	40,733	38,227
Total borrowed funds	1,028,439	983,029
Mortgagors’ escrow accounts	7,419	7,516
Accrued expenses and other liabilities	79,541	72,289
Total liabilities	5,600,553	5,368,852

Commitments and contingencies (Note 12)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,738	616,899
Retained earnings, partially restricted	122,469	109,675
Accumulated other comprehensive income/(loss)	5,969	(2,476)
Treasury stock, at cost; 4,862,193 shares and 4,861,554 shares, respectively	(56,215)	(56,208)
Unallocated common stock held by the Employee Stock Ownership Plan ("ESOP"); 194,880 shares and 213,066 shares, respectively	(1,062)	(1,162)
Total Brookline Bancorp, Inc. stockholders’ equity	689,656	667,485
Noncontrolling interest in subsidiary	6,293	6,001
Total stockholders' equity	695,949	673,486
Total liabilities and stockholders' equity	$6,296,502	$6,042,338

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$55,369	$51,684	$109,616	$105,065
Debt securities	3,075	2,931	6,007	5,614
Marketable and restricted equity securities	729	491	1,409	1,015
Short-term investments	63	60	102	81
Total interest and dividend income	59,236	55,166	117,134	111,775

Interest expense:
Deposits	5,018	4,296	9,763	8,600
Borrowed funds	3,961	3,698	7,911	7,475
Total interest expense	8,979	7,994	17,674	16,075

Net interest income	50,257	47,172	99,460	95,700
Provision for credit losses	2,545	1,913	4,923	4,176
Net interest income after provision for credit losses	47,712	45,259	94,537	91,524

Non-interest income:
Deposit fees	2,216	2,195	4,361	4,261
Loan fees	287	271	593	613
Loan level derivative income, net	1,210	941	2,839	941
Gain on sales of loans and leases held-for-sale	345	279	1,250	1,148
Other	1,317	1,181	2,777	2,374
Total non-interest income	5,375	4,867	11,820	9,337

Non-interest expense:
Compensation and employee benefits	19,083	17,085	37,810	34,609
Occupancy	3,391	3,437	6,917	6,909
Equipment and data processing	3,898	3,680	7,588	7,700
Professional services	962	1,163	1,928	2,257
FDIC insurance	843	831	1,721	1,698
Advertising and marketing	853	823	1,714	1,571
Amortization of identified intangible assets	621	724	1,256	1,462
Other	2,599	2,709	5,345	5,572
Total non-interest expense	32,250	30,452	64,279	61,778

Income before provision for income taxes	20,837	19,674	42,078	39,083
Provision for income taxes	7,465	7,115	15,064	14,219
Net income before noncontrolling interest in subsidiary	13,372	12,559	27,014	24,864

Less net income attributable to noncontrolling interest in subsidiary	718	694	1,548	1,296
Net income attributable to Brookline Bancorp, Inc.	$12,654	$11,865	$25,466	$23,568

Earnings per common share:
Basic	$0.18	$0.17	$0.36	$0.34
Diluted	0.18	0.17	0.36	0.34

Weighted average common shares outstanding during the period:
Basic	70,196,950	70,049,829	70,191,935	70,042,997
Diluted	70,388,438	70,215,850	70,365,923	70,190,015

Dividends declared per common share	$0.090	$0.090	$0.180	$0.175

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$13,372	$12,559	$27,014	$24,864

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	4,084	(5,484)	13,160	(113)
Income tax expense	(1,467)	1,962	(4,715)	(40)
Net unrealized securities holding gains (losses)	2,617	(3,522)	8,445	(153)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—	—	—
Income tax expense	—	—	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—	—	—

Other comprehensive income (loss), net of taxes	2,617	(3,522)	8,445	(153)

Comprehensive income	15,989	9,037	35,459	24,711
Net income attributable to noncontrolling interest in subsidiary	718	694	1,548	1,296
Comprehensive income attributable to Brookline Bancorp, Inc.	$15,271	$8,343	$33,911	$23,415

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486

Net income attributable to Brookline Bancorp, Inc.	—	—	25,466	—	—	—	25,466	—	25,466

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,548	1,548

Issuance of noncontrolling units	—	—	—	—	—	—	—	76	76

Other comprehensive income	—	—	—	8,445	—	—	8,445	—	8,445

Common stock dividends of $0.18 per share	—	—	(12,672)	—	—	—	(12,672)	—	(12,672)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,332)	(1,332)

Compensation under recognition and retention plans	—	739	—	—	(7)	—	732	—	732

Common stock held by ESOP committed to be released (18,186 shares)	—	100	—	—	—	100	200	—	200

Balance at June 30, 2016	$757	$617,738	$122,469	$5,969	$(56,215)	$(1,062)	$689,656	$6,293	$695,949

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Six Months Ended June 30, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

Net income attributable to Brookline Bancorp, Inc.	—	—	23,568	—	—	—	23,568	—	23,568

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,296	1,296

Issuance of noncontrolling units	—	—	—	—	—	—	—	65	65

Other comprehensive income	—	—	—	(153)	—	—	(153)	—	(153)

Common stock dividends of $0.175 per share	—	—	(12,300)	—	—	—	(12,300)	—	(12,300)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,072)	(1,072)

Compensation under recognition and retention plans	—	476	—	—	(90)	—	386	—	386

Common stock held by ESOP committed to be released (19,158 shares)	—	93	—	—	—	104	197	—	197

Balance at June 30, 2015	$757	$618,044	$96,128	$(1,775)	$(58,372)	$(1,266)	$653,516	$5,076	$658,592

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$25,466	$23,568
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,548	1,296
Provision for credit losses	4,923	4,176
Origination of loans and leases held-for-sale	(19,803)	(25,697)
Proceeds from loans and leases held-for-sale, net	22,127	15,379
Deferred income tax expense	(199)	(819)
Depreciation of premises and equipment	3,565	3,562
Amortization of investment securities premiums and discounts, net	1,222	822
Amortization of deferred loan and lease origination costs, net	2,929	2,824
Amortization of identified intangible assets	1,256	1,462
Amortization of debt issuance costs	51	50
Accretion of acquisition fair value adjustments, net	(1,624)	(3,333)
Gain on sales of loans and leases held-for-sale	(1,250)	(1,148)
Loss on sales of OREO and repossessed assets, net	(7)	—
Write-down of OREO and repossessed assets	50	132
Compensation under recognition and retention plans	776	434
ESOP shares committed to be released	200	197
Net change in:
Cash surrender value of bank-owned life insurance	(532)	(521)
Other assets	(22,228)	889
Accrued expenses and other liabilities	6,765	(11,891)
Net cash provided from operating activities	25,235	11,382

Cash flows from investing activities:
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	51,747	50,859
Purchases of investment securities available-for-sale	(59,306)	(31,466)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	37,210	241
Purchases of investment securities held-to-maturity	(13,312)	(60,295)
Proceeds from redemption of restricted equity securities	1,440	—
Purchases of restricted equity securities	—	(749)
Proceeds from sales of loans and leases held-for-investment, net	23,116	267,164
Net increase in loans and leases	(283,904)	(180,822)
Proceeds from sales of OREO and repossessed assets	2,072	4,140
Purchase of premises and equipment, net	(1,622)	(917)
Net cash (used for) provided from investing activities	(242,559)	48,155

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	116,006	75,087
Increase in certificates of deposit	63,179	96,302
Proceeds from FHLBB advances	3,604,238	1,795,000
Repayment of FHLBB advances	(3,560,127)	(1,974,190)
Increase/(decrease) in other borrowed funds, net	2,506	(8,269)
Decrease in mortgagors’ escrow accounts, net	(97)	(1,007)
Payment of dividends on common stock	(12,672)	(12,300)
Proceeds from issuance of noncontrolling units	76	65
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,332)	(1,072)
Net cash provided from (used for) financing activities	211,777	(30,384)

Net (decrease)/increase in cash and cash equivalents	(5,547)	29,153
Cash and cash equivalents at beginning of period	75,489	62,723
Cash and cash equivalents at end of period	$69,942	$91,876

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$18,999	$17,634
Income taxes	17,342	17,013
Non-cash investing activities:
Transfer from loans and leases held-for-sale to loans and leases	$10,000	$—
Transfer from loans to other real estate owned	1,523	5,228

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered financial institution; and First Ipswich Bank (“First Ipswich”), a Massachusetts-chartered trust company (collectively referred to as the “Banks”). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. The Company’s primary business is to provide commercial, business, and retail banking services to its corporate, municipal, and individual customers through the Banks and its non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.4% owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates five full-service banking offices on the north shore of eastern Massachusetts.

The Company’s activities include acceptance of commercial, municipal, and retail deposits; origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island; origination of commercial loans and leases to small and mid-sized businesses; investment in debt and equity securities; and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York, New York, and Macrolease, which is based in Plainview, New York.

The Company and the Banks are supervised, examined, and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As a Massachusetts-chartered saving bank and trust company, Brookline Bank and First Ipswich, respectively, are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.

The Federal Deposit Insurance Corporation (“FDIC”) offers insurance coverage on all deposits up to $250,000 per depositor at each of the three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination, and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans and leases, the review of goodwill and intangibles for impairment, and the review of deferred tax assets for valuation allowances.

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

(2)         Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of June 30, 2016.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of June 30, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-09 and has not determined the impact, if any, as of June 30, 2016.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management is currently assessing the applicability of ASU 2016-08 and has not determined the impact, if any, as of June 30, 2016.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU was issued to identify a consistent approach to identify whether or not call (put) options embedded in derivatives meet certain criteria which would then require that they be accounted for separately. GAAP has established rules in order to go about evaluating options within derivatives however questions arose. The Derivatives Implementation Group then created four steps to aid in this evaluation process. This ASU requires that this four step process be the only assessment process in place for this issue. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU must be applied prospectively on the effective date. Early

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

adoption is permitted. Management is currently assessing the applicability of ASU 2016-06 and has not determined the impact, if any, as of June 30, 2016.

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2016.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2016.

(3)     Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$58,731	$1,920	$—	$60,651
GSE CMOs	180,037	1,393	297	181,133
GSE MBSs	237,091	4,700	4	241,787
SBA commercial loan asset-backed securities	125	—	1	124
Corporate debt obligations	45,795	1,220	—	47,015
Trust preferred securities	1,467	—	212	1,255
Total debt securities	523,246	9,233	514	531,965
Marketable equity securities	961	41	—	1,002
Total investment securities available-for-sale	$524,207	$9,274	$514	$532,967
Investment securities held-to-maturity:
GSEs	$6,000	$12	$—	$6,012
GSEs MBSs	19,831	89	—	19,920
Municipal obligations	43,259	1,280	—	44,539
Foreign government securities	500	—	11	489
Total investment securities held-to-maturity	$69,590	$1,381	$11	$70,960

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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

At June 30, 2016, the fair value of all investment securities available-for-sale was $533.0 million, with net unrealized gains of $8.8 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million at December 31, 2015. At June 30, 2016, $52.8 million, or 9.9% of the portfolio, had gross unrealized losses of $0.5 million, compared to $368.1 million, or 71.7%, with gross unrealized losses of $6.0 million at December 31, 2015.

At June 30, 2016, the fair value of all investment securities held-to-maturity was $71.0 million, with net unrealized gains of $1.4 million, compared to a fair value of $93.7 million with net unrealized losses of $62.0 thousand at December 31, 2015. At June 30, 2016, $0.5 million, or 0.7% of the portfolio, had gross unrealized losses of $11.0 thousand, compared to $52.3 million, or 55.8% with gross unrealized losses of $0.4 million at December 31, 2015.

Investment Securities as Collateral

At June 30, 2016 and December 31, 2015, respectively, $445.7 million and $486.4 million of investment securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax, and loan deposits; swap agreements, and FHLBB borrowings. The decrease in investment securities pledged as collateral was primarily due to a decrease in municipal deposits which require collateral.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at June 30, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2016
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE CMOs	$—	$—	$51,149	$297	$51,149	$297
GSE MBSs	—	—	250	4	250	4
SBA commercial loan asset-backed securities	—	—	117	1	117	1
Trust preferred securities	—	—	1,255	212	1,255	212
Temporarily impaired debt securities available-for-sale	—	—	52,771	514	52,771	514
Investment securities held-to-maturity:
Foreign government securities	489	11	—	—	489	11
Temporarily impaired debt securities held-to-maturity	489	11	—	—	489	11
Total temporarily impaired investment securities	$489	$11	$52,771	$514	$53,260	$525

	At December 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$19,633	$172	$—	$—	$19,633	$172
GSE CMOs	89,680	1,294	100,473	2,935	190,153	4,229
GSE MBSs	133,779	845	16,968	585	150,747	1,430
SBA commercial loan asset-backed securities	—	—	139	1	139	1
Corporate debt obligations	6,181	18	—	—	6,181	18
Trust preferred securities	—	—	1,267	199	1,267	199
Temporarily impaired debt securities available-for-sale	249,273	2,329	118,847	3,720	368,120	6,049
Investment securities held-to-maturity:
GSEs	25,837	105	—	—	25,837	105
GSEs MBSs	18,834	305	—	—	18,834	305
Municipal obligations	7,629	25	—	—	7,629	25
Temporarily impaired debt securities held-to-maturity	52,300	435	—	—	52,300	435
Total temporarily impaired investment securities	$301,573	$2,764	$118,847	$3,720	$420,420	$6,484

The Company performs regular analysis on the investment securities portfolio to determine whether a decline in fair value indicates that an investment security is OTTI. In making these OTTI determinations, management considers, among other

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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

Investment Securities Available-For-Sale Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI at June 30, 2016. Based on the analysis below, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI at June 30, 2016. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

 U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB"), and the Federal Farm Credit Bank. At June 30, 2016, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $23.1 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $21.8 million at December 31, 2015.

At June 30, 2016, the Company held GSE debentures with a total fair value of $60.7 million with unrealized gains of $1.9 million. At December 31, 2015, the Company held GSE debentures with a total fair value of $40.6 million, and a net unrealized loss of $31.0 thousand. At June 30, 2016, none of the nineteen securities in this portfolio was in an unrealized loss position. At December 31, 2015, seven of the thirteen securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the six months ended June 30, 2016 and 2015, the Company purchased $26.1 million and $2.0 million of GSE debentures, respectively.

At June 30, 2016, the Company held GSE mortgage-related securities with a total fair value of $422.9 million with a net unrealized gain of $5.8 million. This compares to a total fair value of $423.7 million with a net unrealized loss of $4.5 million at December 31, 2015. At June 30, 2016, 21 of the 257 securities in this portfolio were in unrealized loss positions, compared to 101 of the 249 securities at December 31, 2015. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the six months ended June 30, 2016 and 2015, the Company purchased $30.6 million and $29.5 million in GSE CMOs and GSE MBSs, respectively.

SBA Commercial Loan Asset-Backed Securities

At June 30, 2016, the Company held six SBA securities with a total fair value of $0.1 million which approximated cost as compared to December 31, 2015, where the Company held seven SBA securities with a total fair value of $0.1 million, which approximated amortized cost. At June 30, 2016, five of the six securities in this portfolio were in unrealized loss positions and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

at December 31, 2015, six of the seven securities in this portfolio were in unrealized loss positions. All securities are performing and are backed by the explicit (SBA) guarantee of the U.S. Government.

Corporate Obligations

From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. At June 30, 2016, the Company held fifteen corporate obligation securities with a total fair value of $47.0 million and unrealized gains of $1.2 million as compared to fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million at December 31, 2015. At June 30, 2016, none of the fifteen securities in this portfolio was in an unrealized loss position. At December 31, 2015, two of the fifteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuer is sound, and the issuer has not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2016, the Company purchased $2.6 million in corporate obligations. This compares to no purchases during the same period in 2015.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At June 30, 2016, the Company owned two trust preferred securities with a total fair value of $1.3 million and an unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.3 million and an unrealized loss of $0.2 million at December 31, 2015. At June 30, 2016 and December 31, 2015, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers have defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At June 30, 2016 and December 31, 2015, the Company owned two marketable equity securities with a fair value of $1.0 million, and unrealized gains of $41.0 thousand and $21.0 thousand, respectively. At June 30, 2016 and December 31, 2015, neither of the securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s held-to-maturity portfolio were OTTI at June 30, 2016. Management does not intend to sell these securities prior to maturity.

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs including GSE debt securities and MBSs. GSE securities include obligations issued by FNMA, FHLMC, GNMA, FHLB, and the Federal Farm Credit Bank. As of June 30, 2016, the Company held GSE debentures and GSE MBS with a total fair value of $6.0 million and $19.9 million, respectively.
At June 30, 2016, the Company held GSE debentures with a total fair value of $6.0 million, which approximated amortized cost. At December 31, 2015, the Company held GSE debentures with a total fair value of $34.8 million and a net unrealized loss of $96.0 thousand. At June 30, 2016, none of the securities in this portfolio was in an unrealized loss position. At December 31, 2015, 9 of the 12 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. During the six months ended June 30, 2016 and 2015, the Company purchased $6.0 million and $26.9 million of GSE debentures, respectively.
At June 30, 2016, the Company held GSE mortgage-related securities with a total fair value of $19.9 million and an unrealized gain of $89.0 thousand. At December 31, 2015, the Company held GSE mortgage-related securities with a total fair value of $19.0 million and an unrealized loss of $305.0 thousand. During the six months ended June 30, 2016 and 2015, the Company purchased a total of $2.4 million and $21.3 million in GSE MBSs respectively. As of June 30, 2016, none of the eleven securities was in

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

unrealized loss positions as compared to December 31, 2015, when seven of the ten securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government.
Municipal Obligations
At June 30, 2016, the Company held 84 municipal obligation securities with a total fair value and total amortized cost of $44.5 million and $43.3 million, respectively, as compared to December 31, 2015 when the 72 municipal obligations had a total fair value and total amortized cost of $39.4 million and $39.1 million, respectively. During the six months ended June 30, 2016, the Company purchased $4.4 million in municipal obligations, as compared to $12.1 million in municipal obligations during the same period in 2015. As of June 30, 2016, none of the 84 securities in this portfolio was in an unrealized loss position as compared to December 31, 2015, where 15 of the 72 securities in this portfolio were in unrealized loss positions.
Foreign Government Obligations
At June 30, 2016 and December 31, 2015, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of June 30, 2016, the foreign government obligation security was in an unrealized loss position as compared to December 31, 2015, where the foreign government obligation security's fair value approximated amortized cost. During the six months ended June 30, 2016, the Company purchased one foreign government obligation security. The Company did not make any purchases during the same period in 2015.

Portfolio Maturities

The final stated maturities of the debt securities are as follows at the dates indicated:

	At June 30, 2016			At December 31, 2015
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$20	$21	2.00%	$2,999	$3,003	2.09%
After 1 year through 5 years	62,031	63,716	2.27%	59,729	60,249	2.32%
After 5 years through 10 years	111,540	114,618	2.02%	100,658	100,833	2.05%
Over 10 years	349,655	353,610	1.89%	353,259	348,139	1.97%
	$523,246	$531,965	1.96%	$516,645	$512,224	2.03%
Investment securities held-to-maturity:
Within 1 year	$107	$107	1.71%	$651	$651	1.00%
After 1 year through 5 years	19,187	19,475	1.27%	23,888	23,866	1.52%
After 5 years through 10 years	30,572	31,565	1.78%	50,078	50,344	2.00%
Over 10 years	19,724	19,813	1.62%	19,140	18,834	1.82%
	$69,590	$70,960	1.59%	$93,757	$93,695	1.83%

Actual maturities of debt securities may differ from those presented above since certain obligations, particularly MBS and CMOs, amortize and provide the issuer the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

At June 30, 2016, issuers of debt securities, excluding MBS and CMOs, with an estimated fair value of $10.8 million had the right to call or prepay the obligations. Of the $10.8 million, $3.1 million matures in 1 - 5 years, $7.7 million matures in 6 - 10 years, and none mature after 10 years. At December 31, 2015, issuers of debt securities with an estimated fair value of $48.5 million had the right to call or prepay the obligations. Of the $48.5 million, approximately $15.5 million matures in 1 - 5 years, $31.8 million matures in 6 - 10 years, and $1.3 million matures after ten years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

Investment Security Sales

Investment security transactions are recorded on the trade date. When investment securities are sold, the adjusted cost of the specific investment security sold is used to compute the gain or loss on the sale. There were no investment securities sold during both the three-month and six-month periods ended June 30, 2016 and 2015.

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2016
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$1,806,482	3.96%	$167,807	4.18%	$1,974,289	3.98%
Multi-family mortgage	690,498	3.81%	31,273	4.50%	721,771	3.84%
Construction	144,241	3.74%	222	3.67%	144,463	3.74%
Total commercial real estate loans	2,641,221	3.91%	199,302	4.23%	2,840,523	3.93%
Commercial loans and leases:
Commercial	612,818	3.94%	15,463	5.49%	628,281	3.98%
Equipment financing	743,400	7.06%	7,103	5.95%	750,503	7.05%
Condominium association	61,962	4.46%	—	—%	61,962	4.46%
Total commercial loans and leases	1,418,180	5.60%	22,566	5.63%	1,440,746	5.60%
Indirect automobile loans	9,281	5.46%	—	—%	9,281	5.46%
Consumer loans:
Residential mortgage	543,573	3.66%	80,850	3.94%	624,423	3.69%
Home equity	264,390	3.45%	69,137	4.01%	333,527	3.57%
Other consumer	10,407	5.44%	131	17.79%	10,538	5.60%
Total consumer loans	818,370	3.61%	150,118	3.98%	968,488	3.67%
Total loans and leases	$4,887,052	4.35%	$371,986	4.21%	$5,259,038	4.34%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $13.4 million and $12.8 million as of June 30, 2016 and December 31, 2015, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire, and Rhode Island, with the exception of equipment financing, 31.5% of which is in the greater New York and New Jersey metropolitan area and 68.5% of which is in other areas in the United States of America at June 30, 2016, as compared to 32.8% of which is in the greater New York and New Jersey metropolitan area and 67.2% of which in other areas in the United States of America as of December 31, 2015.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Balance at beginning of period	$19,800	$30,660	$20,796	$32,044
Accretion	(1,251)	(2,612)	(2,435)	(5,436)
Reclassification from nonaccretable difference for loans with improved cash flows	—	682	1,438	2,122
Changes in expected cash flows that do not affect nonaccretable difference (1)	(511)	—	(1,761)	—
Balance at end of period	$18,038	$28,730	$18,038	$28,730
(1) Represents changes in interest cash flows due to changes in interest rates on variable rate loans.

On a quarterly basis and subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default, and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations is due to credit deterioration, or if the change in cash flow expectations are related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended June 30, 2016, no accretable yield adjustments were made to certain loan pools, compared to $0.7 million during the three months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, accretable yield adjustments totaling $1.4 million and $2.1 million, respectively, were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference applicable to acquired loans and leases totaled $1.5 million and $2.9 million at June 30, 2016 and December 31, 2015, respectively.

Loans and Leases Pledged as Collateral

At June 30, 2016 and December 31, 2015, there were $1.8 billion of loans and leases pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits; swap agreements, and FHLB borrowings. The Banks did not have any outstanding FRB borrowings at June 30, 2016 and December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2016	$30,984	$22,978	$221	$4,423	$—	$58,606
Charge-offs	(1,153)	(2,417)	(119)	(635)	—	(4,324)
Recoveries	—	101	134	71	—	306
Provision (credit) for loan and lease losses	30	2,254	(53)	439	—	2,670
Balance at June 30, 2016	$29,861	$22,916	$183	$4,298	$—	$57,258

	Three Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106
Charge-offs	(162)	(245)	(397)	(225)	—	(1,029)
Recoveries	—	94	410	24	—	528
(Credit) provision for loan and lease losses	(82)	1,296	(90)	594	75	1,793
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

	Six Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739
Charge-offs	(1,484)	(2,705)	(363)	(647)	—	(5,199)
Recoveries	—	325	365	91	—	781
Provision (credit) for loan and lease losses	1,194	3,278	(88)	553	—	4,937
Balance at June 30, 2016	$29,861	$22,916	$183	$4,298	$—	$57,258

	Six Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(695)	(1,217)	(232)	—	(2,694)
Recoveries	—	306	991	42	—	1,339
Provision (credit) for loan and lease losses	172	4,661	(1,724)	843	142	4,094
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at June 30, 2016 and December 31, 2015, and $1.4 million at June 30, 2015, respectively. These changes reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the three-month and six-month periods ended June 30, 2016 and 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$30	$(82)	$1,194	$172
Commercial	2,254	1,296	3,278	4,661
Indirect automobile	(53)	(90)	(88)	(1,724)
Consumer	439	594	553	843
Unallocated	—	75	—	142
Total provision for loan and lease losses	2,670	1,793	4,937	4,094
Unfunded credit commitments	(125)	120	(14)	82
Total provision for credit losses	$2,545	$1,913	$4,923	$4,176

Allowance for Loan and Lease Losses Methodology

Management has established a methodology to determine the adequacy of the allowance for loan and lease losses that assesses the risks and losses inherent in the portfolio. Additions to the allowance for loan and lease losses are made by charges to the provision for credit losses. Losses on loans and leases are charged off against the allowance when all or a portion of a loan or lease is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.

Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented all loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, and (3) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into three classes: commercial loans, equipment financing, and loans to condominium associations. Consumer loans are divided into four classes: residential mortgage loans, home equity loans, indirect automobile loans, and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

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
At and for the Six Months Ended June 30, 2016 and 2015

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

As of June 30, 2016, the Company had a portfolio of approximately $36.4 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the quarter ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio. As of June 30, 2016, the Company had a reserve for credit losses associated with taxi medallion loans of $4.3 million of which $3.0 million were specific reserves and $1.3 million was a general reserve. As of December 31, 2015, the Company had a general reserve for credit losses associated with taxi medallion loans of $4.3 million. However, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

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

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance greater than the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the specific reserve as necessary.

As of June 30, 2016, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

The general allowance for loan and lease losses was $52.3 million at June 30, 2016, compared to $53.1 million at December 31, 2015. The general portion of the allowance for loan and lease losses decreased by $0.8 million during the six months ended June 30, 2016, primarily driven by the decrease in historical loss factors applied to commercial real estate, commercial loan and lease, and consumer loan portfolios offset by the continued growth in the Company's loan portfolios.

The specific allowance for loan and lease losses was $5.0 million at June 30, 2016, compared to $3.6 million at December 31, 2015. The specific allowance increased $1.4 million during the six months ended June 30, 2016, primarily due to the restructure of some taxi medallion loans and changes in the collateral values of previously impaired loans offset by the charge off of a relationship which had a specific reserve.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate, multi-family mortgage, construction, commercial, equipment financing, condominium association, and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. In addition, the Company’s independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For consumer loans, the Company primarily relies on payment status for monitoring credit risk.

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
At and for the Six Months Ended June 30, 2016 and 2015

Assets rated as “OAEM,” “substandard” or “doubtful” based on criteria established under banking regulations are collectively referred to as “criticized” assets.

Credit Quality Information

The following tables present the recorded investment in loans in each class at June 30, 2016 by credit quality indicator.

	At June 30, 2016
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,801,544	$689,052	$144,048	$592,952	$735,517	$61,962	$10,368
OAEM	1,378	—	193	4,008	848	—	—
Substandard	2,529	1,446	—	15,671	5,626	—	39
Doubtful	1,031	—	—	187	1,409	—	—
Total originated	1,806,482	690,498	144,241	612,818	743,400	61,962	10,407

Acquired:
Loan rating:
Pass	156,548	30,473	222	10,754	7,103	—	131
OAEM	6,445	410	—	695	—	—	—
Substandard	4,814	390	—	4,014	—	—	—
Total acquired	167,807	31,273	222	15,463	7,103	—	131

Total loans	$1,974,289	$721,771	$144,463	$628,281	$750,503	$61,962	$10,538

At June 30, 2016, there were no loans categorized as definite loss.

	At June 30, 2016
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$3,680	39.7%
661-700	1,374	14.8%
660 and below	4,196	45.2%
Data not available	31	0.3%
Total loans	$9,281	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	At June 30, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$121,926	19.5%	$153,287	46.0%
50% - 69%	233,195	37.4%	55,433	16.6%
70% - 79%	166,747	26.6%	35,738	10.7%
80% and over	19,080	3.1%	19,308	5.8%
Data not available	2,625	0.4%	624	0.2%
Total originated	543,573	87.0%	264,390	79.3%

Acquired:
Loan-to-value ratio:
Less than 50%	18,192	2.9%	42,361	12.7%
50% - 69%	29,713	4.8%	18,100	5.4%
70% - 79%	16,764	2.7%	5,408	1.6%
80% and over	12,535	2.0%	2,467	0.8%
Data not available	3,646	0.6%	801	0.2%
Total acquired	80,850	13.0%	69,137	20.7%

Total loans and leases	$624,423	100.0%	$333,527	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	At December 31, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$118,628	19.2%	$131,584	41.8%
50% - 69%	214,390	34.8%	51,492	16.4%
70% - 79%	173,774	28.2%	32,916	10.5%
80% and over	17,808	2.9%	18,082	5.7%
Data not available	3,246	0.5%	634	0.2%
Total originated	527,846	85.6%	234,708	74.6%

Acquired:
Loan-to-value ratio:
Less than 50%	18,857	3.1%	48,563	15.4%
50% - 69%	32,986	5.3%	20,623	6.6%
70% - 79%	17,883	2.9%	7,144	2.3%
80% and over	14,011	2.3%	2,650	0.8%
Data not available	4,866	0.8%	865	0.3%
Total acquired	88,603	14.4%	79,845	25.4%

Total loans	$616,449	100.0%	$314,553	100.0%

The following table presents information regarding foreclosed residential real estate property at the dates indicated.

	June 30, 2016	December 31, 2015
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$40	$362
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	1,527	298

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$2,699	$—	$1,206	$3,905	$1,802,577	$1,806,482	$—	$2,319
Multi-family mortgage	1,002	425	291	1,718	688,780	690,498	—	1,446
Construction	—	—	—	—	144,241	144,241	—
Total commercial real estate loans	3,701	425	1,497	5,623	2,635,598	2,641,221	—	3,765
Commercial loans and leases:
Commercial	7,691	1,684	2,617	11,992	600,826	612,818	46	15,186
Equipment financing	1,949	702	4,368	7,019	736,381	743,400	133	6,947
Condominium association	3	17	1	21	61,941	61,962	1	—
Total commercial loans and leases	9,643	2,403	6,986	19,032	1,399,148	1,418,180	180	22,133
Indirect automobile	692	88	30	810	8,471	9,281	—	248
Consumer loans:
Residential mortgage	3,484	—	1,343	4,827	538,746	543,573	—	1,649
Home equity	44	50	171	265	264,125	264,390	—	218
Other consumer	21	7	40	68	10,339	10,407	—	41
Total consumer loans	3,549	57	1,554	5,160	813,210	818,370	—	1,908
Total originated loans and leases	$17,585	$2,973	$10,067	$30,625	$4,856,427	$4,887,052	$180	$28,054

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	At June 30, 2016
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$818	$261	$982	$2,061	$165,746	$167,807	$894	$89
Multi-family mortgage	—	—	—	—	31,273	31,273	—	—
Construction	—	—	—	—	222	222	—	—
Total commercial real estate loans	818	261	982	2,061	197,241	199,302	894	89
Commercial loans and leases:
Commercial	38	535	3,554	4,127	11,336	15,463	796	2,758
Equipment financing	—	—	—	—	7,103	7,103	—	—
Total commercial loans and leases	38	535	3,554	4,127	18,439	22,566	796	2,758
Consumer loans:
Residential mortgage	1,875	342	2,508	4,725	76,125	80,850	2,109	399
Home equity	500	63	749	1,312	67,825	69,137	172	1,758
Other consumer	—	—	—	—	131	131	—	—
Total consumer loans	2,375	405	3,257	6,037	144,081	150,118	2,281	2,157
Total acquired loans and leases	$3,231	$1,201	$7,793	$12,225	$359,761	$371,986	$3,971	$5,004

Total loans and leases	$20,816	$4,174	$17,860	$42,850	$5,216,188	$5,259,038	$4,151	$33,058

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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
At and for the Six Months Ended June 30, 2016 and 2015

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

Commercial Real Estate Loans — At June 30, 2016, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans — 37.6%; multi-family mortgage loans — 13.7%; and construction loans — 2.7%.

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

Commercial Loans and Leases — At June 30, 2016, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 11.9%; equipment financing loans — 14.3%; and loans to condominium associations — 1.2%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for the respective class in the portfolio.

Consumer Loans — At June 30, 2016, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 11.9%; home equity loans — 6.3%; indirect automobile loans — 0.2% , and other consumer loans — 0.2%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	At June 30, 2016			At December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,492	$6,488	$—	$2,758	$2,756	$—
Commercial	12,950	12,927	—	14,097	14,074	—
Consumer	3,616	3,611	—	4,582	4,575	—
Total originated with no related allowance recorded	23,058	23,026	—	21,437	21,405	—
With an allowance recorded:
Commercial real estate	4,195	4,193	60	6,150	6,150	2,167
Commercial	13,340	13,317	4,010	2,215	2,213	1,202
Consumer	248	246	98	—	—	—
Total originated with an allowance recorded	17,783	17,756	4,168	8,365	8,363	3,369
Total originated impaired loans and leases	40,841	40,782	4,168	29,802	29,768	3,369

Acquired:
With no related allowance recorded:
Commercial real estate	8,909	8,909	—	7,035	7,035	—
Commercial	4,292	4,292	—	4,053	4,052	—
Consumer	7,703	7,718	—	7,549	7,565	—
Total acquired with no related allowance recorded	20,904	20,919	—	18,637	18,652	—
With an allowance recorded:
Commercial real estate	89	89	343	2,606	2,606	148
Commercial	486	486	410	486	486	112
Consumer	523	523	72	174	174	9
Total acquired with an allowance recorded	1,098	1,098	825	3,266	3,266	269
Total acquired impaired loans and leases	22,002	22,017	825	21,903	21,918	269

Total impaired loans and leases	$62,843	$62,799	$4,993	$51,705	$51,686	$3,638

(1) Includes originated and acquired nonaccrual loans of $23.6 million and $5.0 million, respectively, at June 30, 2016.
(2) Includes originated and acquired nonaccrual loans of $9.3 million and $7.1 million, respectively, at December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$7,203	$49	$5,204	$21
Commercial	14,557	115	14,942	151
Consumer	3,625	17	3,966	15
Total originated with no related allowance recorded	25,385	181	24,112	187
With an allowance recorded:
Commercial real estate	4,200	49	4,092	49
Commercial	13,376	1	6,497	3
Consumer	248	—	165	—
Total originated with an allowance recorded	17,824	50	10,754	52
Total originated impaired loans and leases	43,209	231	34,866	239

Acquired:
With no related allowance recorded:
Commercial real estate	9,035	49	8,596	38
Commercial	4,357	19	4,931	17
Consumer	7,743	18	8,295	14
Total acquired with no related allowance recorded	21,135	86	21,822	69
With an allowance recorded:
Commercial real estate	1,767	—	—	—
Commercial	486	—	598	—
Consumer	523	2	370	3
Total acquired with an allowance recorded	2,776	2	968	3
Total acquired impaired loans and leases	23,911	88	22,790	72

Total impaired loans and leases	$67,120	$319	$57,656	$311

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,164	$70	$5,066	$44
Commercial	14,166	265	15,086	303
Consumer	4,057	37	4,023	30
Total originated with no related allowance recorded	23,387	372	24,175	377
With an allowance recorded:
Commercial real estate	5,161	98	4,100	99
Commercial	12,330	2	6,180	6
Consumer	124	—	168	—
Total originated with an allowance recorded	17,615	100	10,448	105
Total originated impaired loans and leases	41,002	472	34,623	482

Acquired:
With no related allowance recorded:
Commercial real estate	7,535	59	9,462	75
Commercial	4,317	37	4,717	32
Consumer	7,455	35	7,843	29
Total acquired with no related allowance recorded	19,307	131	22,022	136
With an allowance recorded:
Commercial real estate	2,187	—	122	—
Commercial	486	—	735	—
Consumer	524	4	365	5
Total acquired with an allowance recorded	3,197	4	1,222	5
Total acquired impaired loans and leases	22,504	135	23,244	141

Total impaired loans and leases	$63,506	$607	$57,867	$623

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$60	$4,010	$—	$98	$4,168
Collectively evaluated for impairment	28,526	18,354	183	3,849	50,912
Total originated loans and leases	28,586	22,364	183	3,947	55,080

Acquired:
Individually evaluated for impairment	343	411	—	72	826
Collectively evaluated for impairment	284	56	—	65	405
Acquired with deteriorated credit quality	648	85	—	214	947
Total acquired loans and leases	1,275	552	—	351	2,178

Total allowance for loan and lease losses	$29,861	$22,916	$183	$4,298	$57,258

Loans and Leases:
Originated:
Individually evaluated for impairment	$10,688	$25,875	$—	$3,674	$40,237
Collectively evaluated for impairment	2,630,533	1,392,305	9,281	814,696	4,846,815
Total originated loans and leases	2,641,221	1,418,180	9,281	818,370	4,887,052

Acquired:
Individually evaluated for impairment	647	4,090	—	2,741	7,478
Collectively evaluated for impairment	58,006	10,267	—	90,932	159,205
Acquired with deteriorated credit quality	140,649	8,209	—	56,445	205,303
Total acquired loans and leases	199,302	22,566	—	150,118	371,986

Total loans and leases	$2,840,523	$1,440,746	$9,281	$968,488	$5,259,038

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	At December 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$2,167	$1,202	$—	$—	$3,369
Collectively evaluated for impairment	26,857	20,545	269	3,947	51,618
Total originated loans and leases	29,024	21,747	269	3,947	54,987

Acquired:
Individually evaluated for impairment	148	112	—	9	269
Collectively evaluated for impairment	333	71	—	45	449
Acquired with deteriorated credit quality	646	88	—	300	1,034
Total acquired loans and leases	1,127	271	—	354	1,752

Total allowance for loan and lease losses	$30,151	$22,018	$269	$4,301	$56,739

Loans and Leases:
Originated:
Individually evaluated for impairment	$8,907	$15,806	$—	$4,471	$29,184
Collectively evaluated for impairment	2,426,248	1,333,656	13,678	770,122	4,543,704
Total originated loans and leases	2,435,155	1,349,462	13,678	774,593	4,572,888

Acquired:
Individually evaluated for impairment	3,188	4,090	—	2,606	9,884
Collectively evaluated for impairment	63,857	12,081	—	105,146	181,084
Acquired with deteriorated credit quality	162,194	8,663	—	60,827	231,684
Total acquired loans and leases	229,239	24,834	—	168,579	422,652

Total loans and leases	$2,664,394	$1,374,296	$13,678	$943,172	$4,995,540

Troubled Debt Restructured Loans and Leases

A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$15,693	$17,953
On nonaccrual	15,621	4,965
Total troubled debt restructurings	$31,314	$22,918

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended June 30, 2016
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	6	$1,625	$1,603	$307	$1,575	$—	1	$28
Equipment financing	—	—	—	—	—	—	2	364
Residential mortgage	—	—	—	—	—	—	1	149
Home equity	—	—	—	—	—		1	99
Total Originated	6	1,625	1,603	307	1,575	—	5	640

Acquired:
Commercial	—	—	—	—	—	—	2	694
Home equity	1	50	49	—	—	—	—	—
Total Acquired	1	50	49	—	—	—	2	694

Total	7	$1,675	$1,652	$307	$1,575	$—	7	$1,334

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

For the three months ended June 30, 2016, there were no troubled debt restructurings in the Company's acquired portfolio.

	At and for the Three Months Ended June 30, 2015
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	3	$732	$730	$122	$245	$—	1	$245
Total Originated	3	732	730	122	245	—	1	245

Acquired:
Commercial	3	392	391	—	13	—	2	406
Total Acquired	3	392	391	—	13	—	2	406

Total	6	$1,124	$1,121	$122	$258	$—	3	$651

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

	At and for the Six Months Ended June 30, 2016
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$1,156	$1,155	$—	$1,155	$—	—	$—
Commercial	20	8,889	8,777	2,388	8,749	—	1	28
Equipment financing	2	364	364	—	364	—	2	364
Residential mortgage	—	—	—	—	—	—	1	149
Home equity	—	—	—	—	—	—	1	99
Total Originated	24	10,409	10,296	2,388	10,268	—	5	640

Acquired:
Commercial	—	—	—	—	—	—	2	694
Home equity	1	50	49	—	—	—	—	—
Total Acquired	1	50	49	—	—	—	2	694

Total	25	$10,459	$10,345	$2,388	$10,268	$—	7	$1,334

	At and for the Six Months Ended June 30, 2015
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	4	$2,702	$2,371	$122	$245	$—	1	$245
Equipment financing	1	112	106	—	—	—	—	—
Total Originated	5	2,814	2,477	122	245	—	1	245

Acquired:
Commercial	4	642	641	—	13	—	3	418
Residential mortgage	2	164	164	12	24	—	1	24
Total Acquired	6	806	805	12	37	—	4	442

Total	11	$3,620	$3,282	$134	$282	$—	5	$687

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

The following table sets forth the Company’s balances of troubled debt restructurings that were modified for the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Loans with one modification:
Extended maturity	$77	$135	$77	$409
Adjusted principal	—	—	413	—
Adjusted interest rate	—	—	—	140
Interest only	—	—	2,374	106
Combination maturity, principal, interest rate	1,344	—	7,250	—
Total loans with one modification	1,421	135	10,114	655

Loans with more than one modification:
Extended maturity	231	986	231	2,627
Total loans with more than one modification	231	986	231	2,627

Total loans with modifications	$1,652	$1,121	$10,345	$3,282

The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the three months and six months ended June 30, 2016 were $98 thousand and $82 thousand, respectively. There were no charge-offs or recoveries for the performing and nonperforming troubled debt restructuring loans and leases for the three months and six months ended June 30, 2015.

As of June 30, 2016 and 2015, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)               Goodwill and Other Intangible Assets

The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2016	At December 31, 2015
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	8,288	9,544
Trade name	1,089	1,089
Total other intangible assets	9,377	10,633
Total goodwill and other intangible assets	$147,267	$148,523

The Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with a carrying value of $1.1 million has an indefinite life.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at June 30, 2016 is as follows:

Remainder of 2016	$1,244
Year ending:
2017	2,089
2018	1,669
2019	1,295
2020	944
2021	601
Thereafter	446
Total	$8,288

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

(7)               Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2016 and June 30, 2015, the Company’s other comprehensive income (loss) include the following two components: (1) unrealized holding gains (losses) on investment securities available-for-sale, and (2) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive (Loss) Income
	(In Thousands)
Balance at March 31, 2016	$3,001	$351	$3,352
Other comprehensive income	2,617	—	2,617
Balance at June 30, 2016	$5,618	$351	$5,969

	Three Months Ended June 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive (Loss) Income
	(In Thousands)
Balance at March 31, 2015	$1,636	$111	$1,747
Other comprehensive loss	(3,522)	—	(3,522)
Balance at June 30, 2015	$(1,886)	$111	$(1,775)

	Six Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive income	8,445	—	8,445
Balance at June 30, 2016	$5,618	$351	$5,969

	Six Months Ended June 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive loss	(153)	—	(153)
Balance at June 30, 2015	$(1,886)	$111	$(1,775)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and June 30, 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

(8)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps, and floors) as part of its interest-rate risk management strategy. These agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2016 or December 31, 2015, respectively.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain commercial banking customers for a fee. The Company executes interest-rate swaps with certain commercial banking customers to aid them in managing their interest-rate risk. These contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The credit risks associated with the interest-rate swaps entered into with our commercial banking customers are consistent with those involved in extending loans. These transactions are subject to the Company's credit policy including collateral requirements consistent with the Company's assessment of the customers' credit quality.

The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments.

As the interest-rate swaps associated with this program do not meet hedge accounting requirements and the requirement of the underlying collateral of the customer swaps, the fair value of the customer swaps and the offsetting swaps are not materially different and do not significantly impact the Company’s results of operations. The Company had 92 interest-rate swaps related to this program with an aggregate notional amount of $683.5 million at June 30, 2016, compared with 64 interest-rate swaps with an aggregate notional amount of $490.6 million at December 31, 2015.

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at June 30, 2016 and December 31, 2015.

	At June 30, 2016		At December 31, 2015
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$26,072	$26,072	$8,656	$8,781

Certain derivative agreements contain provisions that require the Company to pledge collateral (in the form of financial instruments and/or cash) if the derivative exposure exceeds a threshold amount. The Company had pledged collateral of $34.9 million and $14.7 million in the normal course of business at June 30, 2016 and December 31, 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2016
	Gross Amounts of Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$26,072	$—	$26,072	$—	$—	$26,072

Liability Derivatives	$26,072	$—	$26,072	$34,476	$449	$—

	At December 31, 2015
	Gross Amounts of Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$8,656	$—	$8,656	$—	$—	$8,656

Liability Derivatives	$8,781	$—	$8,781	$9,873	$4,790	$—

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

(9)       Stock Based Compensation

As of June 30, 2016, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan (the "2011 RSA") with 500,000 authorized shares, and the 2014 Equity Incentive Plan (the "2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA, and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

During the three and six months ended June 30, 2016, 1,330 shares were issued upon satisfaction of required conditions of the Plans. During the three and six months ended June 30, 2015, 5,182 shares were issued upon satisfaction of required conditions of the Plans.

Total expense for the Plans was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Total expense for the Plans was $0.8 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

(10)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$12,654	$12,654	$11,865	$11,865

Denominator:
Weighted average shares outstanding	70,196,950	70,196,950	70,049,829	70,049,829
Effect of dilutive securities	—	191,488	—	166,021
Adjusted weighted average shares outstanding	70,196,950	70,388,438	70,049,829	70,215,850

EPS	$0.18	$0.18	$0.17	$0.17

	Six Months Ended
	June 30, 2016		June 30, 2015
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$25,466	$25,466	$23,568	$23,568

Denominator:
Weighted average shares outstanding	70,191,935	70,191,935	70,042,997	70,042,997
Effect of dilutive securities	—	173,988	—	147,018
Adjusted weighted average shares outstanding	70,191,935	70,365,923	70,042,997	70,190,015

EPS	$0.36	$0.36	$0.34	$0.34

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

(11)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2016 and June 30, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$60,651	$—	$60,651
GSE CMOs	—	181,133	—	181,133
GSE MBSs	—	241,787	—	241,787
SBA commercial loan asset-backed securities	—	124	—	124
Corporate debt obligations	—	47,015	—	47,015
Trust preferred securities	—	1,255	—	1,255
Total debt securities	—	531,965	—	531,965
Marketable equity securities	1,002	—	—	1,002
Total investment securities available-for-sale	$1,002	$531,965	$—	$532,967

Interest-rate swaps	$—	$26,072	$—	$26,072

Liabilities:
Interest-rate swaps	$—	$26,072	$—	$26,072

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

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

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads, and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2016 and December 31, 2015, none of the investment securities available-for-sale was valued using pricing models included in Level 3.

Additionally, management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with management's expectation of the market. Changes in the prices obtained from the pricing service are analyzed on a month to month basis, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields, and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics, and a review of historical pricing for a particular security.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended, June 30, 2016 and 2015, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$25,593	$25,593
OREO	—	—	407	407
Repossessed assets	—	344	—	344
Total assets measured at fair value on a non-recurring basis	$—	$344	$26,000	$26,344

	Carrying Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,137	$12,137
OREO	—	—	729	729
Repossessed assets	—	614	—	614
Total assets measured at fair value on a non-recurring basis	$—	$614	$12,866	$13,480

Collateral-Dependent Impaired Loans and Leases

For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral is estimated using purchase and sales agreements (Level 2), comparable sales, or recent appraisals (Level 3), adjusted for selling costs and other expenses.

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
At and for the Six Months Ended June 30, 2016 and 2015

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At June 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$25,593	$12,137	Appraisal of collateral (1)
Other real estate owned	$407	$729	Appraisal of collateral (1)

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
At and for the Six Months Ended June 30, 2016 and 2015

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At June 30, 2016
Financial assets:
Investment securities held-to-maturity:
GSEs	$6,000	$6,012	$—	$6,012	$—
GSE MBSs	19,831	19,920	—	19,920	—
Municipal Obligations	43,259	44,539	—	44,539	—
Foreign Government Obligations	500	489	—	—	489
Loans held-for-sale	1,585	1,585	—	1,585	—
Loans and leases, net	5,201,780	5,241,188	—	—	5,241,188
Financial liabilities:
Certificates of deposit	1,151,002	1,160,718	—	1,160,718	—
Borrowed funds	1,028,439	1,028,466	—	1,028,466	—

At December 31, 2015
Financial assets:
Investment securities held-to-maturity:
GSE	$34,915	$34,819	$—	$34,819	$—
GSE MBSs	19,291	18,986	—	18,986	—
Municipal Obligations	39,051	39,390	—	39,390	—
Foreign Government Obligations	500	500	—	—	500
Loans held-for-sale	13,383	13,383	—	13,383	—
Loans and leases, net	4,938,801	4,857,060	—	—	4,857,060
Financial liabilities:
Certificates of deposit	1,087,872	1,091,906	—	1,091,906	—
Borrowed funds	983,029	981,349	—	981,349	—

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

Loans and Leases

The fair values of performing loans and leases are estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

condominium association, indirect automobile, residential mortgage, home equity, and other consumer. These categories were further disaggregated based on significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). The Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2016	At December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$34,162	$36,000
Commercial	86,565	78,017
Residential mortgage	9,007	19,430
Unadvanced portion of loans and leases	628,768	648,291
Unused lines of credit:
Home equity	319,641	280,786
Other consumer	11,815	12,383
Other commercial	164	529
Unused letters of credit:
Financial standby letters of credit	11,875	12,389
Performance standby letters of credit	622	392
Commercial and similar letters of credit	821	821
Back-to-back interest-rate swaps (Notional principal amounts)	683,500	490,632

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at June 30, 2016 and at December 31, 2015, respectively.
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
The fair value of interest rate swap assets and liabilities was $26.1 million and $26.1 million, respectively, at June 30, 2016. The fair value of interest rate swap assets and liabilities was $8.7 million and $8.8 million, respectively, at December 31, 2015.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2016 and 2015

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2016	$2,491
Year ending:
2017	4,607
2018	4,206
2019	3,355
2020	2,799
2021	2,324
Thereafter	11,230
Total	$31,012

The leases contain escalation clauses for real estate taxes and other expenditures. Total rent expense was $1.3 million and $1.4 million during the three months ended June 30, 2016 and 2015. Total rental expense was $2.6 million during the six months ended June 30, 2016 and 2015, respectively.

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

Introduction

The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries, Bank Rhode Island (“BankRI”) and its subsidiaries, First Ipswich Bank (“First Ipswich”) and its subsidiaries, and Brookline Securities Corp.

As a commercially-focused financial institution with 49 full-service banking offices throughout greater Boston, the north shore of Massachusetts, and Rhode Island; the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business, and retail banking services including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans, and investment services, designed to meet the financial needs of small to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.

The Company focuses its business efforts on the profitable growth of its commercial lending businesses, both organically and through acquisitions. The Company’s customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued acquisition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products, excellent customer service, and strong risk management.

The Company manages the Banks under uniform strategic objectives, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally enhances management's motivation, service levels, and consequently the Company's financial results. As such, while most back-office functions are consolidated at the holding company level, branding and decision-making, including credit decisioning and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business, and retail bankers.

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

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic	$0.18	$0.18	$0.19	$0.18	$0.17
Book value per share (end of period)	9.82	9.69	9.51	9.45	9.33
Tangible book value per share (end of period) (1)	7.73	7.59	7.39	7.33	7.19
Dividends paid per common share	0.090	0.090	0.090	0.090	0.090
Stock price (end of period)	11.03	11.01	11.50	10.14	11.29

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.44%	3.45%	3.54%	3.54%	3.49%
Return on average assets	0.81%	0.84%	0.89%	0.89%	0.82%
Return on average tangible assets (1)	0.83%	0.86%	0.92%	0.91%	0.85%
Return on average stockholders’ equity	7.38%	7.57%	7.99%	7.81%	7.24%
Return on average tangible stockholders' equity (1)	9.40%	9.69%	10.28%	10.11%	9.40%
Dividend payout ratio (1)	50.07%	49.45%	47.54%	49.13%	53.32%
Efficiency ratio (3)	57.97%	57.57%	57.59%	58.59%	58.52%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.31%	0.03%	0.11%	0.13%	0.04%
Nonperforming loans and leases as a percentage of total loans and leases	0.63%	0.62%	0.39%	0.41%	0.50%
Nonperforming assets as a percentage of total assets	0.54%	0.53%	0.34%	0.36%	0.45%
Allowance for loan and lease losses as a percentage of total loans and leases	1.09%	1.14%	1.14%	1.17%	1.19%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.13%	1.20%	1.20%	1.25%	1.27%

CAPITAL RATIOS
Stockholders’ equity to total assets	10.95%	11.01%	11.05%	11.36%	11.30%
Tangible equity ratio (1)	8.82%	8.83%	8.81%	9.04%	8.94%

FINANCIAL CONDITION DATA
Total assets	$6,296,502	$6,181,030	$6,042,338	$5,839,529	$5,782,934
Total loans and leases	5,259,038	5,130,445	4,995,540	4,829,152	4,729,581
Allowance for loan and lease losses	57,258	58,606	56,739	56,472	56,398
Goodwill and identified intangible assets	147,267	147,888	148,523	149,247	149,972
Total deposits	4,485,154	4,393,456	4,306,018	4,144,577	4,129,408
Total borrowed funds	1,028,439	1,028,309	983,029	960,220	937,648
Stockholders’ equity	689,656	680,417	667,485	663,468	653,516

EARNINGS DATA
Net interest income	$50,257	$49,203	$50,078	$48,587	$47,172
Provision for credit losses	2,545	2,378	1,520	1,755	1,913
Non-interest income	5,375	6,469	6,063	4,784	4,867
Non-interest expense	32,250	32,053	32,329	31,270	30,452
Net income	12,654	12,812	13,327	12,888	11,865

(1)	Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

Executive Overview

Growth

Total assets of $6.3 billion at June 30, 2016 increased $254.2 million, or 8.4% on an annualized basis, from December 31, 2015. The increase was primarily driven by an increase in loans and leases.

Total loans and leases of $5.3 billion at June 30, 2016 increased $263.5 million, or 10.5% on an annualized basis, from $5.0 billion at December 31, 2015. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.3 billion, or 81.4% of total loans and leases, at June 30, 2016, an increase of $242.6 million, or 12.0% on an annualized basis, from $4.0 billion, or 80.9% of total loans and leases, at December 31, 2015. The other driver of this growth was home equity loans, which totaled $333.5 million at June 30, 2016, an increase of $18.9 million from $314.6 million at December 31, 2015.

Total deposits of $4.5 billion at June 30, 2016 increased $179.1 million from December 31, 2015. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 7.2% annualized rate during the first six months of 2016.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.09% and 1.14% at June 30, 2016 and December 31, 2015. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.13% and 1.20% at June 30, 2016 and December 31, 2015. The Company continued to employ its historical underwriting methodology throughout the six month period ended June 30, 2016.

Nonperforming assets at June 30, 2016 totaled $33.8 million, or 0.54% of total assets, as compared with $20.7 million, or 0.34% of total assets, at December 31, 2015. The increase was primarily due to $12.0 million of taxi medallion loans which were placed on non-accrual and downgraded during the first six months of 2016. Net charge-offs increased $3.6 million to $4.0 million for the second quarter of 2016 from $0.4 million for the first quarter of 2016 due primarily to a $3.4 million charge off of a commercial relationship which had a specific reserve of $3.3 million recorded in 2015. As a result, the ratio of net charge-offs to average loans on an annualized basis increased to 31 basis points for the second quarter of 2016 from 3 basis points for the first quarter of 2016.

Capital Strength

The Company is a "well-capitalized" bank holding company as defined in the Federal Reserve Board's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 10.35% at June 30, 2016, compared to 10.62% at December 31, 2015. The Company’s Tier 1 Leverage Ratio was 9.17% at June 30, 2016, compared to 9.37% at December 31, 2015. Tier 1 Risk-Based Ratio was 10.64% at June 30, 2016, compared to 10.91% at December 31, 2015. Total Risk-Based Ratio was 13.16% at June 30, 2016, compared to 13.54% at December 31, 2015. The Company's ratio of stockholders’ equity to total assets was 10.95% and 11.05% at June 30, 2016 and December 31, 2015, respectively. The Company's tangible equity ratio was 8.82% and 8.81% at June 30, 2016 and December 31, 2015, respectively.

Net Income

For the three months ended June 30, 2016, the Company reported net income of $12.7 million, or $0.18 per basic and diluted share, up $0.8 million, or 6.6%, from $11.9 million, or $0.17 per basic and diluted share, for the three months ended June 30, 2015. This increase in net income is primarily the result of an increase in net interest income of $3.1 million and an increase in non-interest income of $0.5 million, offset by an increase in the provision for credit losses of $0.6 million, and an increase in non-interest expense of $1.8 million, and an increase in provision for income taxes of $0.4 million. Refer to “Results of Operations" below for further discussion.

For the six months ended June 30, 2016, the Company reported net income of $25.5 million, or $0.36 per basic and diluted share, up $1.9 million, or 8.1%, from $23.6 million, or $0.34 per basic share, for the six months ended June 30, 2015. This increase is the result of an increase in net interest income of $3.8 million and an increase in non-interest income of $2.5 million, offset by an increase in the provision for credit losses of $0.7 million, an increase in non-interest expense of $2.5 million, and an increase in provision for income taxes of $0.8 million, and an increase in net income attributed to noncontrolling interest of $0.3 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.81% and 0.83% for the three and six months ended June 30, 2016, compared to 0.82% and 0.81% for the three and six months ended June 30, 2015, respectively. The annualized return on average stockholders’ equity was 7.38% and 7.47% for the three and six months ended June 30, 2016, compared to 7.24% and 7.23% for the three and six months ended June 30, 2015.

Net interest margin was 3.44% for the three months ended June 30, 2016, compared to 3.49% for the three months ended June 30, 2015. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, the result of a decrease in the yield on interest-earning assets by 4 basis points to 4.03% for the three months ended June 30, 2016 from 4.07% for the three months ended June 30, 2015 and an increase of 3 basis points in interest-bearing liabilities to 0.78% for the three months ended June 30, 2016 from 0.75% for the three months ended June 30, 2015.

Net interest margin was 3.44% for the six months ended June 30, 2016, compared to 3.53% for the six months ended June 30, 2015. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, the result of a decrease in the yield on interest-earning assets by 6 basis points to 4.03% for the six months ended June 30, 2016 from 4.09% for the six months ended June 30, 2015 and an increase of 3 basis points in interest-bearing liabilities to 0.77% for the six months ended June 30, 2016 from 0.74% for the six months ended June 30, 2015.

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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Net income, as reported	$12,654	$12,812	$13,327	$12,888	$11,865

Average total assets	$6,237,463	$6,092,858	$5,957,191	$5,790,469	$5,762,620
Less: Average goodwill and average identified intangible assets, net	147,619	148,248	148,930	149,669	150,385
Average tangible assets	$6,089,844	$5,944,610	$5,808,261	$5,640,800	$5,612,235

Return on average tangible assets (annualized)	0.83%	0.86%	0.92%	0.91%	0.85%

Average total stockholders’ equity	$685,996	$677,101	$667,471	$659,761	$655,223
Less: Average goodwill and average identified intangible assets, net	147,619	148,248	148,930	149,669	150,385
Average tangible stockholders’ equity	$538,377	$528,853	$518,541	$510,092	$504,838

Return on average tangible stockholders’ equity (annualized)	9.40%	9.69%	10.28%	10.11%	9.40%

The following tables summarize the Company’s tangible equity ratio at the dates indicated:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Total stockholders’ equity	$689,656	$680,417	$667,485	$663,468	$653,516
Less: Goodwill and identified intangible assets, net	147,267	147,888	148,523	149,247	149,972
Tangible stockholders’ equity	$542,389	$532,529	$518,962	$514,221	$503,544

Total assets	$6,296,502	$6,181,030	$6,042,338	$5,839,529	$5,782,934
Less: Goodwill and identified intangible assets, net	147,267	147,888	148,523	149,247	149,972
Tangible assets	$6,149,235	$6,033,142	$5,893,815	$5,690,282	$5,632,962

Tangible equity ratio	8.82%	8.83%	8.81%	9.04%	8.94%

The following tables summarize the Company’s tangible book value per share at the dates indicated:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$542,389	$532,529	$518,962	$514,221	$503,544

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	4,862,193	4,861,554	4,861,554	4,861,085	5,048,525
Less: Unallocated ESOP shares	194,880	203,973	213,066	222,645	232,224
Less: Unvested restricted shares	484,066	486,035	486,035	486,999	406,566
Common shares outstanding	70,203,306	70,192,883	70,183,790	70,173,716	70,057,130

Tangible book value per share	$7.73	$7.59	$7.39	$7.33	$7.19

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Dividends paid	$6,336	$6,336	$6,335	$6,332	$6,326

Net income, as reported	$12,654	$12,812	$13,327	$12,888	$11,865

Dividend payout ratio	50.07%	49.45%	47.54%	49.13%	53.32%

 The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease at the dates indicated:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Allowance for loan and lease losses	$57,258	$58,606	$56,739	$56,472	$56,398
Less: Allowance for acquired loan and lease losses	2,178	1,938	1,752	2,048	2,655
Allowance for originated loan and lease losses	$55,080	$56,668	$54,987	$54,424	$53,743

Total loans and leases	$5,259,038	$5,130,445	$4,995,540	$4,829,152	$4,729,581
Less: Total acquired loans and leases	371,986	395,782	422,652	457,922	509,028
Total originated loans and leases	$4,887,052	$4,734,663	$4,572,888	$4,371,230	$4,220,553

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.13%	1.20%	1.20%	1.25%	1.27%

Financial Condition

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At June 30, 2016		At December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,974,289	37.6%	$1,875,592	37.5%
Multi-family mortgage	721,771	13.7%	658,480	13.2%
Construction	144,463	2.7%	130,322	2.6%
Total commercial real estate loans	2,840,523	54.0%	2,664,394	53.3%
Commercial loans and leases:
Commercial	628,281	11.9%	592,531	11.9%
Equipment financing	750,503	14.3%	721,890	14.5%
Condominium association	61,962	1.2%	59,875	1.2%
Total commercial loans and leases	1,440,746	27.4%	1,374,296	27.6%
Indirect automobile	9,281	0.2%	13,678	0.3%
Consumer loans:
Residential mortgage	624,423	11.9%	616,449	12.3%
Home equity	333,527	6.3%	314,553	6.3%
Other consumer	10,538	0.2%	12,170	0.2%
Total consumer loans	968,488	18.4%	943,172	18.8%
Total loans and leases	5,259,038	100.0%	4,995,540	100.0%
Allowance for loan and lease losses	(57,258)		(56,739)
Net loans and leases	$5,201,780		$4,938,801

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the six months ended June 30, 2016:

	At June 30, 2016	At December 31, 2015	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,840,523	$2,664,394	$176,129	13.2%
Commercial	1,440,746	1,374,296	66,450	9.7%
Indirect automobile	9,281	13,678	(4,397)	-64.3%
Consumer	968,488	943,172	25,316	5.4%
Total loans and leases	$5,259,038	$4,995,540	$263,498	10.5%

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
As of June 30, 2016, there were three borrowers with aggregated loans outstanding of $35 million or greater. The total of those loans was $132.8 million or 2.53% of total loans outstanding as of June 30, 2016.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits, and other matters relevant to loan underwriting.
Commercial Real Estate Loans

The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 54.0% of total loans and leases outstanding at June 30, 2016.

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

Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 5 to 20 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with terms longer than five years, the Company offers interest rate swaps to accommodate customer preferences.

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

The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($729.3 million), office buildings ($631.1 million), retail stores ($531.2 million), industrial properties ($305.6 million), and mixed-use properties ($212.1 million) at June 30, 2016. At that date, over 97.3% of the commercial real estate loans outstanding were secured by properties located in New England.

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

Commercial Loans and Leases

The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.4% of total loans outstanding at June 30, 2016.

The Company provides commercial banking services to companies in its market area. Approximately 50.6% of the commercial loans outstanding at June 30, 2016 were made to borrowers located in New England. The remaining 49.4% of the commercial loans outstanding were made to borrowers in other areas in the United States of America primarily by the Company's equipment financing divisions with approximately 16.4% of those balances made to borrowers in New York and New Jersey. Product offerings include lines of credit, term loans, letters of credit, deposit services, and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

Consumer Loans

The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.4% of total loans outstanding at June 30, 2016. The Company focuses its mortgage loans on existing and new customers within its branch networks in the urban and suburban marketplaces in the greater Boston and Providence metropolitan areas. Loans outstanding in the indirect automobile portfolio totaled $9.3 million at June 30, 2016, down from $13.7 million at December 31, 2015. In December 2014, the Company ceased the origination of indirect automobile loans and in March 2015 sold $255.2 million of the indirect automobile loan portfolio. As of June 30, 2016, the Company continues to service the remaining portfolio.

The Company originates adjustable and fixed-rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history, and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.

In general, the Company maintains three, five, and seven year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are generally not maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At June 30, 2016, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At June 30, 2016, other consumer loans equaled $10.5 million, or 0.2% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of these loans.

Asset Quality

Criticized and Classified Assets

The Company’s management rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At June 30, 2016, the Company had $51.1 million of total assets, including acquired assets, that were designated as criticized. This compares to $49.0 million of assets that were designated as criticized at December 31, 2015. The increase in criticized assets was primarily due to several criticized taxi medallion loans which were downgraded during the first six months of 2016. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At June 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$2,408	$5,482
Multi-family mortgage	1,446	291
Commercial	17,944	6,264
Equipment financing	6,947	2,610
Indirect automobile	248	675
Residential mortgage	2,048	2,225
Home equity	1,976	1,757
Other consumer	41	29
Total nonaccrual loans and leases	33,058	19,333
OREO	407	729
Other repossessed assets	344	614
Total nonperforming assets	$33,809	$20,676

Loans and leases past due greater than 90 days and still accruing	$4,151	$8,690

Total nonperforming loans and leases as a percentage of total loans and leases	0.63%	0.39%
Total nonperforming assets as a percentage of total assets	0.54%	0.34%

Total nonperforming assets, which are composed of nonaccrual loans and leases, OREO and other repossessed assets, increased $13.1 million from $20.7 million at December 31, 2015 to $33.8 million at June 30, 2016. The increase was primarily due to $12.0 million of taxi medallion loans which were placed on non-accrual and downgraded during the first six months of 2016.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$15,693	$17,953
On nonaccrual	15,621	4,965
Total troubled debt restructurings	$31,314	$22,918

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Balance at beginning of period	$31,311	$20,310	$22,918	$20,440
Additions	1,652	632	10,345	3,465
Net charge-offs (recoveries)	98	31	82	3
Repayments	(1,747)	(787)	(2,031)	(3,722)
Balance at end of period	$31,314	$20,186	$31,314	$20,186

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

As of June 30, 2016, the Company had a portfolio of approximately $36.4 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge.  Recently, application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the taxi area, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans.  This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in troubled debt restructurings. Therefore, beginning with the quarter ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio. However, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that which is provided for in the allowance for loan and lease losses.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2016 and 2015.

	At and for the Three Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at March 31, 2016	$30,984	$22,978	$221	$4,423	$—	$58,606
Charge-offs	(1,153)	(2,417)	(119)	(635)	—	(4,324)
Recoveries	—	101	134	71	—	306
Provision (credit) for loan and lease losses	30	2,254	(53)	439	—	2,670
Balance at June 30, 2016	$29,861	$22,916	$183	$4,298	$—	$57,258

Total loans and leases	$2,840,523	$1,440,746	$9,281	$968,488	N/A	$5,259,038
Allowance for loan and lease losses as a percentage of total loans and leases	1.05%	1.59%	1.97%	0.44%	N/A	1.09%

	At and for the Three Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106
Charge-offs	(162)	(245)	(397)	(225)	—	(1,029)
Recoveries	—	94	410	24	—	528
(Credit) provision for loan and lease losses	(82)	1,296	(90)	594	75	1,793
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

Total loans and leases	$2,513,358	$1,282,180	$19,377	$914,666	N/A	$4,729,581
Allowance for loan and lease losses as a percentage of total loans and leases	1.16%	1.58%	1.97%	0.44%	N/A	1.19%

	At and for the Six Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739
Charge-offs	(1,484)	(2,705)	(363)	(647)	—	(5,199)
Recoveries	—	325	365	91	—	781
Provision (credit) for loan and lease losses	1,194	3,278	(88)	553	—	4,937
Balance at June 30, 2016	$29,861	$22,916	$183	$4,298	$—	$57,258

Total loans and leases	$2,840,523	$1,440,746	$9,281	$968,488	N/A	$5,259,038
Allowance for loan and lease losses as a percentage of total loans and leases	1.05%	1.59%	1.97%	0.44%	N/A	1.09%

	At and for the Six Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(695)	(1,217)	(232)	—	(2,694)
Recoveries	—	306	991	42	—	1,339
Provision (credit) for loan and lease losses	172	4,661	(1,724)	843	142	4,094
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

Total loans and leases	$2,513,358	$1,282,180	$19,377	$914,666	N/A	$4,729,581
Allowance for loan and lease losses as a percentage of total loans and leases	1.16%	1.58%	1.97%	0.44%	N/A	1.19%

The allowance for loan and lease losses was $57.3 million at June 30, 2016, or 1.09% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $56.7 million or 1.14% of total loans and leases outstanding, at December 31, 2015. The increase in the allowance for loan and lease losses from December 31, 2015 to June 30, 2016 was due to loan growth of $263.5 million for the six months ended June 30, 2016, and the increase in specific reserve for taxi medallion loans, partially offset by the reduction in reserve due to changes in the historical loss factors.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $29.9 million at June 30, 2016, or 1.05% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $30.2 million, or 1.13% of total commercial real estate loans outstanding, at December 31, 2015. Specific reserves on commercial real estate loans were $0.4 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively. The $0.3 million decrease in the allowance for commercial real estate loan losses during the first six months of 2016 was primarily driven by the decrease in specific reserves due to an impaired commercial real estate loan which was charged off during the second quarter of 2016 and the decrease in reserve due to the changes in loss factors, partially offset by the increase in reserve due to loan growth of $176.1 million, or 13.2% on an annualized basis from December 31, 2015.

The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.66% at June 30, 2016 from 1.03% at December 31, 2015. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.14% at June 30, 2016 from 0.13% at December 31, 2015.

Net charge-offs in the commercial real estate loan portfolio for the three months ended June 30, 2016 and June 30, 2015 were $1.2 million and $0.2 million, respectively. The increase in net charge-offs was due to the charge-off of $1.0 million for a commercial real estate loan during the three months ended June 30, 2016. As a percentage of average commercial real estate loans, annualized net charge-offs for the three months ended June 30, 2016 and June 30, 2015 were 0.17% and 0.03%, respectively.

Net charge-offs in the commercial real estate loan portfolio for the six months ended June 30, 2016 and June 30, 2015 were $1.5 million and $0.6 million, respectively. The increase in net charge-offs was due to the charge-off of $1.0 million for a commercial real estate loan during the six months ended June 30, 2016 which was recorded in 2015. As a percentage of average commercial real estate loans, annualized net charge-offs for the six months ended June 30, 2016 and June 30, 2015 were 0.11% and 0.04%, respectively.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $22.9 million, or 1.59% of total commercial loans and leases outstanding, at June 30, 2016, compared to $22.0 million, or 1.60%, at December 31, 2015.  Specific reserves on commercial loans and leases increased from $1.3 million at December 31, 2015 to $4.4 million at June 30, 2016. The $0.9 million increase in the allowance for commercial loan and lease losses during the first six months of 2016 was primarily driven by loan growth of $66.5 million, or 9.7% on an annualized basis, from December 31, 2015, and the increase in specific reserve for impaired taxi medallion loans, partially offset by the decrease in reserve due to the changes in loss factors.

The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.25% at June 30, 2016 as compared to 1.57% at December 31, 2015. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 1.56% at June 30, 2016 from 0.46% at December 31, 2015.

Net charge-offs in the commercial loan and lease portfolio for the three months ended June 30, 2016 and June 30, 2015 were $2.3 million and $0.2 million, respectively. The increase in net charge-offs was primarily due to the charge-off of $1.8 million for a commercial relationship during the three months ended June 30, 2016 which was recorded in 2015. As a percentage of average commercial loans and leases, the annualized net charge-offs for the three months ended June 30, 2016 and June 30, 2015 were 0.65% and 0.05%, respectively.

Net charge-offs in the commercial loan and lease portfolio for the six months ended June 30, 2016 and June 30, 2015 were $2.4 million and $0.4 million, respectively. The increase in net charge-offs was primarily due to the charge-off of $1.8 million for a commercial relationship during the six months ended June 30, 2016. As a percentage of average commercial loans and leases, annualized net charge-offs for the six months ended June 30, 2016 and June 30, 2015 were 0.34% and 0.06%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $0.2 million, or 1.97% of total indirect automobile loans outstanding, at June 30, 2016, compared to $0.3 million, or 1.97% of the indirect automobile portfolio outstanding, at December 31, 2015. Loans outstanding decreased $4.4 million from $13.7 million at December 31, 2015 to $9.3 million at June 30, 2016. There were no loans individually evaluated for impairment in the indirect automobile portfolio at June 30, 2016 and December 31, 2015.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased to 45.2% at June 30, 2016 from 45.5% at December 31, 2015. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans decreased to 2.67% at June 30, 2016 compared to 4.93% at December 31, 2015.

Net recoveries in the indirect automobile portfolio for the three months ended June 30, 2016 and June 30, 2015 were $15.0 thousand and $13.0 thousand, respectively. As a percentage of average indirect automobile loans, the annualized net recoveries for the three months ended June 30, 2016 and June 30, 2015 were 0.59% and 0.25%, respectively.

Net recoveries in the indirect automobile portfolio for the six months ended June 30, 2016 was $2.0 thousand. This compared to net charge-offs of $0.2 million for the six months ended June 30, 2015. As a percentage of average indirect automobile loans, the annualized net recoveries for the six months ended June 30, 2016 was 0.04%. This compared to annualized net charge-offs of 0.30% for the six months ended June 30, 2015.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.3 million, or 0.44% of total consumer loans and leases outstanding, at June 30, 2016, compared to $4.3 million, or 0.46%, at December 31, 2015. Specific reserves on consumer loans were $0.2 million and $9.0 thousand at June 30, 2016 and December 31, 2015, respectively. The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.23% at June 30, 2016 from 0.29% at December 31, 2015.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrower. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years, and the low level of loan delinquencies at June 30, 2016. If the local economy weakens, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer loan portfolio for the three months ended June 30, 2016 and June 30, 2015 were $0.6 million and $0.2 million, respectively. As a percentage of average consumer loans, the annualized net charge-offs for the three months ended June 30, 2016 and June 30, 2015 were 0.23% and 0.09%, respectively.

Net charge-offs in the consumer loan portfolio for the six months ended June 30, 2016 and June 30, 2015 were $0.6 million and $0.2 million, respectively. As a percentage of average consumer loans, the annualized net charge-offs for the six months ended June 30, 2016 and June 30, 2015 were 0.12% and 0.04%, respectively.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2016			At December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$19,978	34.9%	37.6%	$21,100	37.3%	37.5%
Multi-family	6,940	12.1%	13.7%	6,376	11.2%	13.2%
Construction	2,943	5.1%	2.7%	2,675	4.7%	2.6%
Total commercial real estate loans	29,861	52.1%	54.0%	30,151	53.2%	53.3%
Commercial loans and leases:
Commercial	12,649	22.2%	11.9%	12,745	22.5%	11.9%
Equipment financing	9,786	17.1%	14.3%	8,809	15.5%	14.5%
Condominium association	481	0.8%	1.2%	464	0.8%	1.2%
Total commercial loans and leases	22,916	40.1%	27.4%	22,018	38.8%	27.6%
Indirect automobile	183	0.3%	0.2%	269	0.5%	0.3%
Consumer loans:
Residential mortgage	1,998	3.5%	11.9%	2,069	3.6%	12.3%
Home equity	2,256	3.9%	6.3%	2,149	3.8%	6.3%
Other consumer	44	0.1%	0.2%	83	0.1%	0.2%
Total consumer loans	4,298	7.5%	18.4%	4,301	7.5%	18.8%
Total	$57,258	100.0%	100.0%	$56,739	100.0%	100.0%

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

Cash, cash equivalents, and investment securities decreased approximately $9.9 million, or 5.8% on an annualized basis, to $672.5 million at June 30, 2016 from $682.4 million at December 31, 2015. The decrease was primarily driven by a decrease in cash balances, as excess balances were utilized to help fund loan growth. Cash, cash equivalents, and investment securities were 11% of total assets at June 30, 2016 and December 31, 2015.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At June 30, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$58,731	$60,651	$40,658	$40,627
GSE CMOs	180,037	181,133	198,000	193,816
GSE MBSs	237,091	241,787	230,213	229,881
SBA commercial loan asset-backed securities	125	124	148	147
Corporate debt obligations	45,795	47,015	46,160	46,486
Trust preferred securities	1,467	1,255	1,466	1,267
Total debt securities	523,246	531,965	516,645	512,224
Marketable equity securities	961	1,002	956	977
Total investment securities available-for-sale	$524,207	$532,967	$517,601	$513,201

Investment securities held-to-maturity:
GSEs	$6,000	$6,012	$34,915	$34,819
GSE MBSs	19,831	19,920	19,291	18,986
Municipal Obligations	43,259	44,539	39,051	39,390
Foreign Government Obligations	500	489	500	500
Total investment securities held-to-maturity	$69,590	$70,960	$93,757	$93,695

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

Maturities, calls, and principal repayments for investment securities available-for-sale totaled $51.7 million and $50.9 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Company purchased $59.3 million of investment securities available-for-sale. This compared to $31.5 million of investment securities available-for-sale for the same period in 2015. During the six months ended June 30, 2016 and 2015, the Company did not sell any investment securities available-for-sale.

Maturities, calls, and principal repayments for investment securities held-to-maturity totaled $37.2 million for the six months ended June 30, 2016 compared to $0.2 million for the same period in 2015. During the six months ended June 30, 2016, the Company purchased $13.3 million investment securities held-to-maturity. This compared to $60.3 million in purchases of investment securities held-to-maturity for the same period in 2015. During the six months ended June 30, 2016 and 2015, the Company did not sell any investment securities held-to-maturity.

At June 30, 2016, the fair value of all investment securities available-for-sale was $533.0 million, with net unrealized gains of $8.8 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million at December 31, 2015. At

June 30, 2016, $52.8 million, or 9.9% of the portfolio, had gross unrealized losses of $0.5 million. This compares to $368.1 million, or 71.7% of the portfolio, with gross unrealized losses of $6.0 million at December 31, 2015.

At June 30, 2016, the fair value of all investment securities held-to-maturity was $71.0 million with an amortized cost of $69.6 million and net unrealized gains of $1.4 million, compared to a fair value of $93.7 million, which approximated cost, at December 31, 2015. At June 30, 2016, $0.5 million, or 0.7% of the portfolio, had gross unrealized losses of $11.0 thousand. This compares to $52.3 million, or 55.8% of the portfolio, with gross unrealized losses of $0.4 million at December 31, 2015.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that these investment securities are not other-than-temporarily impaired at June 30, 2016. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 13, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. As of June 30, 2016 and December 31, 2015, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow funds. As of June 30, 2016 and December 31, 2015, the Company owned stock in the FHLBB with a carrying value of $47.5 million and $48.9 million, respectively. As of June 30, 2016 and December 31, 2015, the Company maintained an excess balance of capital stock of $1.0 million and $4.3 million, respectively, which allows for additional borrowing capacity at each of the Banks. The decrease of the excess balance of capital stock was the result of a stock buyback by the FHLBB in the total amount of $1.4 million for all three Banks. The FHLBB stated that it remained in compliance with all regulatory capital ratios and was classified as “adequately capitalized” by its regulator at March 31, 2016, representing the most recent information available.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At June 30, 2016			At December 31, 2015
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$852,869	19.0%	—%	$799,117	18.6%	—%

NOW accounts	295,126	6.6%	0.07%	283,972	6.6%	0.07%
Savings accounts	557,607	12.4%	0.23%	540,788	12.5%	0.25%
Money market accounts	1,628,550	36.3%	0.46%	1,594,269	37.0%	0.44%
Certificate of deposit accounts	1,151,002	25.7%	0.98%	1,087,872	25.3%	0.93%
Total interest-bearing deposits	3,632,285	81.0%	0.56%	3,506,901	81.4%	0.53%
Total deposits	$4,485,154	100.0%	0.45%	$4,306,018	100.0%	0.43%

Total deposits increased $179.1 million, or 8.3% on an annualized basis, to $4.5 billion at June 30, 2016 as compared to $4.3 billion at December 31, 2015. Although deposits increased from December 31, 2015, as a percentage of total assets deposits decreased from 71.3% at December 31, 2015 to 71.2% at June 30, 2016, primarily due to change in balance sheet mix.

At June 30, 2016, the Company had $289.5 million of brokered deposits compared to $252.3 million at December 31, 2015. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $63.1 million, or 11.6% on an annualized basis, during the six months ended June 30, 2016. Certificates of deposit increased as a percentage of total deposits to 25.7% at June 30, 2016 from 25.3% at December 31, 2015.

During the six months ended June 30, 2016, core deposits increased $116.0 million, or 7.2% on an annualized basis. However, as a percentage of total deposits, the ratio decreased from 74.7% at December 31, 2015 to 74.3% at June 30, 2016, primarily due to the shift in deposit mix.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$825,880	18.5%	—%	$750,827	18.1%	—%
NOW accounts	294,484	6.6%	0.07%	248,786	6.0%	0.07%
Savings accounts	554,474	12.4%	0.24%	554,618	13.4%	0.19%
Money market accounts	1,655,843	37.1%	0.45%	1,544,877	37.2%	0.44%
Total core deposits	3,330,681	74.6%	0.27%	3,099,108	74.7%	0.26%
Certificate of deposit accounts	1,132,272	25.4%	0.98%	1,049,297	25.3%	0.88%
Total deposits	$4,462,953	100.0%	0.45%	$4,148,405	100.0%	0.43%

	Six Months Ended June 30,
	2016			2015
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$812,374	18.4%	0.00%	$739,526	18.0%	0.00%
NOW accounts	286,949	6.5%	0.07%	243,283	5.9%	0.07%
Savings accounts	559,577	12.7%	0.24%	548,143	13.3%	0.20%
Money market accounts	1,642,448	37.3%	0.45%	1,540,837	37.5%	0.46%
Total core deposits	3,301,348	74.9%	0.27%	3,071,789	74.7%	0.27%
Certificate of deposit accounts	1,104,956	25.1%	0.97%	1,041,447	25.3%	0.86%
Total deposits	$4,406,304	100.0%	0.45%	$4,113,236	100.0%	0.42%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At June 30, 2016		At December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$177,324	0.89%	$135,434	0.74%
Over six months through 12 months	97,462	0.93%	135,210	1.00%
Over 12 months	167,289	1.48%	142,057	1.44%
	$442,075	1.12%	$412,701	1.07%

Borrowed Funds

The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Average balance outstanding	$1,003,801	$899,807	$995,169	$980,408
Maximum amount outstanding at any month-end during the period	1,028,439	937,648	1,028,439	1,094,459
Balance outstanding at end of period	1,028,439	937,648	1,028,439	937,648
Weighted average interest rate for the period	1.56%	1.63%	1.57%	1.52%
Weighted average interest rate at end of period	1.54%	1.59%	1.54%	1.59%

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

FHLBB borrowings increased $42.8 million to $904.7 million at June 30, 2016 from $861.9 million at December 31, 2015. The increase in FHLBB borrowings was primarily due to additional advances to fund loan and lease growth. The Company also benefited from $14.1 million of borrowings at 0% interest for three years from a program offered by the FHLBB to Boston member banks who invest in small business loans to customers that create or preserve jobs in New England.

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with commercial customers increased $2.3 million during the six months ended June 30, 2016, from $38.2 million as of December 31, 2015 to $40.5 million as of June 30, 2016, as customers shifted funds from other deposit products.

Subordinated Debentures and Notes

The Company has $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at June 30, 2016	Carrying Amount at December 31, 2015
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 26, 2016	$4,737	$4,724
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 17, 2016	4,609	4,588
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,675	73,624
				$83,021	$82,936

The above carrying amounts of the subordinated debentures included $654.0 thousand of accretion adjustments and $1.3 million of capitalized debt issuance costs as of June 30, 2016. This compares to $688.4 thousand of accretion adjustments and $1.4 million of capitalized debt issuance costs as of December 31, 2015.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2016 or December 31, 2015. The following table summarizes certain information concerning the Company’s interest-rate swaps at June 30, 2016 and at December 31, 2015:

	Interest-Rate Swaps
	At June 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Notional principal amounts	$683,500	$490,632
Fixed weighted average interest rate from the Company to counterparty	4.14%	4.30%
Floating weighted average interest rate from counterparty to the Company	2.45%	2.40%
Weighted average remaining term to maturity (in months)	97	100
Fair value:
Recognized as an asset	$26,072	$8,656
Recognized as a liability	$26,072	$8,781

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $689.7 million at June 30, 2016, a $22.2 million increase compared to $667.5 million at December 31, 2015. The increase primarily reflects net income attributable to the Company of $25.5 million for the six months ended June 30, 2016, an unrealized gain on securities available-for-sale of $8.4 million (after-tax), an increase of $0.7 million related to stock-based compensation, offset by common stock dividends of $12.7 million paid in that same period.

Stockholders’ equity represented 10.95% of total assets at June 30, 2016, as compared to 11.05% at December 31, 2015. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.82% of tangible assets (total assets less goodwill and identified intangible assets, net) at June 30, 2016, as compared to 8.81% at December 31, 2015.

For the three months ended June 30, 2016, the dividend payout ratio was 50.07%, compared to 47.54% for the three months ended December 31, 2015.

Results of Operations — Comparison of the Three and Six-Month Periods Ended June 30, 2016 and June 30, 2015

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

Net Interest Income

Net interest income of $50.3 million for the quarter ended June 30, 2016 increased $3.1 million, or 6.5%, as compared to the second quarter of 2015. This overall increase was the result of an increase in total interest income of $4.1 million, or 7.4%, to $59.2 million for the quarter ended June 30, 2016, offset by an increase in interest expense of $1.0 million, or 12.3%, to $9.0 million for the quarter ended June 30, 2016. Refer to “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2016 and June 30, 2015 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2016 and June 30, 2015 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest income of $99.5 million for the six months ended June 30, 2016 increased approximately $3.8 million, or 3.9%, as compared to the six months ended June 30, 2015. This overall increase was the result of an increase in total interest income of $5.3 million, or 4.8%, to $117.1 million at June 30, 2016 from $111.8 million at June 30, 2015, offset by an increase in interest expense of $1.6 million, or 9.9%, to $17.7 million at June 30, 2016 from $16.1 million at June 30, 2015. Refer to “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2016 and June 30, 2015 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2016 and June 30, 2015 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin decreased to 3.44% in the second quarter of 2016 from 3.49% in the second quarter of 2015. Net interest margin decreased to 3.44% for the six months ended June 30, 2016 from 3.53% for the six months ended June 30, 2015. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.03% in the second quarter of 2016 from 4.07% during the second quarter of 2015. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in dividends from restricted equity securities, debt securities, and other short term investments during the second quarter of 2016. In the second quarter of 2016, the Company benefited from a $0.2 million accretion on acquired loans and leases, which contributed 2 basis points to yields on interest-earning assets, compared to $0.8 million, or 6 basis points, in the second quarter of 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion. In addition, the Company recorded $0.9 million in prepayment penalties, which contributed 6 basis points to yields on interest-earning assets, in the second quarter of 2016, compared to $0.9 million, or 7 basis points, in the second quarter of 2015.

The yield on interest-earning assets decreased to 4.03% for the six months ended June 30, 2016 from 4.09% for the six months ended June 30, 2015. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties and late charges, and the increase in dividends from restricted equity securities, debt securities, and other short term investments. During the six months ended June 30, 2016, the Company benefited from a $0.4 million accretion on acquired loans and leases, which contributed 1 basis point to yields on interest-earning assets, compared to $2.0 million, or 7 basis points, in the six months ended June 30, 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion. In addition, the Company recorded $1.7 million in prepayment penalties, which contributed 6 basis points to yields on interest-earning assets, in the six months ended June 30, 2015, compared to $1.5 million, or 5 basis points, in the six months ended June 30, 2015.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 3 basis points to 0.66% for the three months ended June 30, 2016 from 0.63% for the three months ended June 30, 2015. The overall cost of funds increased 2 basis points to 0.65% for the six months ended June 30, 2016 from 0.63% for the six months ended June 30, 2015. Refer to "Financial Condition - Borrowed Funds" above for more details.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread, and net interest margin for the three and six months ended June 30, 2016 and June 30, 2015. Average balances are derived from daily average balances and yields include fees, costs, and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$605,383	$3,157	2.09%	$591,120	$2,941	1.99%
Marketable and restricted equity securities	66,422	732	4.41%	76,332	493	2.59%
Short-term investments	60,570	63	0.42%	85,737	60	0.28%
Total investments	732,375	3,952	2.16%	753,189	3,494	1.86%
Commercial real estate loans (2)	2,784,627	28,278	4.06%	2,505,925	26,391	4.21%
Commercial loans and leases (2)	689,696	6,649	3.82%	639,609	6,394	3.96%
Equipment financing (2)	730,193	11,751	6.44%	627,032	10,793	6.89%
Indirect automobile loans (2)	10,255	109	4.27%	21,171	218	4.13%
Residential mortgage loans (2)	626,249	5,633	3.60%	589,171	5,260	3.57%
Other consumer loans (2)	340,796	3,200	3.76%	308,932	2,838	3.68%
Total loans and leases	5,181,816	55,620	4.29%	4,691,840	51,894	4.42%
Total interest-earning assets	5,914,191	59,572	4.03%	5,445,029	55,388	4.07%
Allowance for loan and lease losses	(58,789)			(55,427)
Non-interest-earning assets	382,061			373,018
Total assets	$6,237,463			$5,762,620

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$294,484	53	0.07%	$248,786	45	0.07%
Savings accounts	554,474	336	0.24%	554,618	263	0.19%
Money market accounts	1,655,843	1,867	0.45%	1,544,877	1,693	0.44%
Certificates of deposit	1,132,272	2,762	0.98%	1,049,297	2,295	0.88%
Total interest-bearing deposits (3)	3,637,073	5,018	0.55%	3,397,578	4,296	0.51%
Advances from the FHLBB	879,499	2,678	1.20%	782,434	2,415	1.22%
Subordinated debentures and notes	82,997	1,258	6.06%	82,827	1,250	6.03%
Other borrowed funds	41,305	25	0.24%	34,546	33	0.39%
Total borrowed funds	1,003,801	3,961	1.56%	899,807	3,698	1.63%
Total interest-bearing liabilities	4,640,874	8,979	0.78%	4,297,385	7,994	0.75%
Non-interest-bearing liabilities:
Demand checking accounts (3)	825,880			750,827
Other non-interest-bearing liabilities	78,497			54,352
Total liabilities	5,545,251			5,102,564
Brookline Bancorp, Inc. stockholders’ equity	685,996			655,223
Noncontrolling interest in subsidiary	6,216			4,833
Total liabilities and equity	$6,237,463			$5,762,620
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		50,593	3.25%		47,394	3.32%
Less adjustment of tax-exempt income		336			222
Net interest income		$50,257			$47,172
Net interest margin (5)			3.44%			3.49%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45% and 0.42% in the three months ended June 30, 2016 and June 30, 2015, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$604,709	$6,168	2.04%	$572,966	$5,625	1.96%
Marketable and restricted equity securities	66,654	1,411	4.24%	76,059	1,015	2.67%
Short-term investments	51,214	102	0.40%	67,888	81	0.24%
Total investments	722,577	7,681	2.13%	716,913	6,721	1.87%
Commercial real estate loans (2)	2,741,363	55,544	4.05%	2,491,020	52,636	4.23%
Commercial loans (2)	680,183	13,300	3.87%	625,231	12,901	4.11%
Equipment financing (2)	728,560	23,501	6.45%	619,214	21,337	6.89%
Indirect automobile loans (2)	11,374	262	4.63%	151,110	2,360	3.15%
Residential mortgage loans (2)	625,800	11,192	3.58%	583,049	10,568	3.62%
Other consumer loans (2)	335,436	6,317	3.77%	304,052	5,666	3.76%
Total loans and leases	5,122,716	110,116	4.30%	4,773,676	105,468	4.42%
Total interest-earning assets	5,845,293	117,797	4.03%	5,490,589	112,189	4.09%
Allowance for loan and lease losses	(57,957)			(54,876)
Non-interest-earning assets	377,822			371,408
Total assets	$6,165,158			$5,807,121

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$286,949	104	0.07%	$243,283	88	0.07%
Savings accounts	559,577	680	0.24%	548,143	536	0.20%
Money market accounts	1,642,448	3,642	0.45%	1,540,837	3,509	0.46%
Certificates of deposit	1,104,956	5,337	0.97%	1,041,447	4,467	0.86%
Total interest-bearing deposits (3)	3,593,930	9,763	0.55%	3,373,710	8,600	0.51%
Advances from the FHLBB	871,729	5,347	1.21%	861,435	4,919	1.14%
Subordinated debentures and notes	82,976	2,514	6.06%	82,806	2,498	6.03%
Other borrowed funds	40,464	50	0.25%	36,167	58	0.32%
Total borrowed funds	995,169	7,911	1.57%	980,408	7,475	1.52%
Total interest-bearing liabilities	4,589,099	17,674	0.77%	4,354,118	16,075	0.74%
Non-interest-bearing liabilities:
Demand checking accounts (3)	812,374			739,526
Other non-interest-bearing liabilities	76,099			56,775
Total liabilities	5,477,572			5,150,419
Brookline Bancorp, Inc. stockholders’ equity	681,548			651,971
Noncontrolling interest in subsidiary	6,038			4,731
Total liabilities and equity	$6,165,158			$5,807,121
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		100,123	3.26%		96,114	3.35%
Less adjustment of tax-exempt income		663			414
Net interest income		$99,460			$95,700
Net interest margin (5)			3.44%			3.53%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45% and 0.42% in the three months ended June 30, 2016 and June 30, 2015, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$70	$146	$216	$313	$230	$543
Marketable and restricted equity securities	(70)	309	239	(138)	534	396
Short-term investments	(21)	24	3	(23)	44	21
Total investments	(21)	479	458	152	808	960
Loans and leases:
Commercial real estate loans	2,845	(958)	1,887	5,176	(2,268)	2,908
Commercial loans and leases	482	(227)	255	1,136	(737)	399
Equipment financing	1,690	(732)	958	3,579	(1,415)	2,164
Indirect automobile loans	(116)	7	(109)	(2,866)	768	(2,098)
Residential mortgage loans	329	44	373	744	(120)	624
Other consumer loans	299	63	362	635	16	651
Total loans and leases	5,529	(1,803)	3,726	8,404	(3,756)	4,648
Total change in interest and dividend income	5,508	(1,324)	4,184	8,556	(2,948)	5,608

Interest expense
Deposits:
NOW accounts	8	—	8	16	—	16
Savings accounts	—	73	73	14	130	144
Money market accounts	132	42	174	215	(82)	133
Certificates of deposit	192	275	467	281	589	870
Total deposits	332	390	722	526	637	1,163
Borrowed funds:
Advances from the FHLBB	301	(38)	263	70	358	428
Subordinated debentures and notes	2	6	8	5	11	16
Other borrowed funds	6	(14)	(8)	6	(14)	(8)
Total borrowed funds	309	(46)	263	81	355	436
Total change in interest expense	641	344	985	607	992	1,599
Change in tax-exempt income	114	—	114	249	—	249
Change in net interest income	$4,753	$(1,668)	$3,085	$7,700	$(3,940)	$3,760

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$28,279	$26,391	$1,888	7.2%	$55,545	$52,635	$2,910	5.5%
Commercial loans	6,397	6,185	212	3.4%	12,799	12,499	300	2.4%
Equipment financing	11,751	10,793	958	8.9%	23,501	21,337	2,164	10.1%
Indirect automobile loans	109	218	(109)	-50.0%	262	2,360	(2,098)	-88.9%
Residential mortgage loans	5,633	5,260	373	7.1%	11,192	10,568	624	5.9%
Other consumer loans	3,200	2,837	363	12.8%	6,317	5,666	651	11.5%
Total interest income — loans and leases	$55,369	$51,684	$3,685	7.1%	$109,616	$105,065	$4,551	4.3%

Interest income from loans and leases was $55.4 million for the three months ended June 30, 2016, resulting in a yield on total loans and leases of 4.29%. This compares to $51.7 million of interest on loans and leases and a yield of 4.42% for the three months ended June 30, 2015. The year-over-year increase of $3.7 million in interest income from loans and leases was due to an increase of $5.5 million due to increase in origination volume, offset by a decrease of $1.8 million due to changes in rate. Accretion on acquired loans and leases of $0.2 million contributed 2 basis points to net interest margin during the second quarter of 2016, compared to $0.8 million and 7 basis points in the second quarter of 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion.

Interest income from loans and leases was $109.6 million for the six months ended June 30, 2016, resulting in a yield on total loans and leases of 4.30%. This compares to $105.1 million of interest on loans and leases and a yield of 4.42% for the six months ended June 30, 2015. The year-over-year increase of $4.6 million in interest income from loans and leases was due to an increase of $8.4 million due to increase in origination volume, offset by a decrease of $3.8 million due to changes in rate. Accretion on acquired loans and leases of $0.4 million contributed 1 basis point to net interest margin in the six months ended June 30, 2016, compared to $2.0 million and 8 basis points in the six months ended June 30, 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion.

Investments

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$3,075	$2,931	$144	4.9%	$6,007	$5,614	$393	7.0%
Marketable and restricted equity securities	729	491	238	48.5%	1,409	1,015	394	38.8%
Short-term investments	63	60	3	5.0%	102	81	21	25.9%
Total interest income — investments	$3,867	$3,482	$385	11.1%	$7,518	$6,710	$808	12.0%

Total investment income was $3.9 million for the three months ended June 30, 2016, compared to $3.5 million for the three months ended June 30, 2015. The yield on investments increased to 2.16% for the quarter ended June 30, 2016 from 1.86% for the quarter ended June 30, 2015. The $0.4 million year-over-year increase in quarterly interest income on investments was driven by a $0.5 million increase due to higher rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$53	$45	$8	17.8%	$104	$88	$16	18.2%
Savings accounts	336	263	73	27.8%	680	536	144	26.9%
Money market accounts	1,867	1,693	174	10.3%	3,642	3,509	133	3.8%
Certificates of deposit	2,762	2,295	467	20.3%	5,337	4,467	870	19.5%
Total interest expense - deposits	5,018	4,296	722	16.8%	9,763	8,600	1,163	13.5%
Borrowed funds:
Advances from the FHLBB	2,678	2,415	263	10.9%	5,347	4,919	428	8.7%
Subordinated debentures and notes	1,258	1,250	8	0.6%	2,514	2,498	16	0.6%
Other borrowed funds	25	33	(8)	-24.2%	50	58	(8)	-13.8%
Total interest expense - borrowed funds	3,961	3,698	263	7.1%	7,911	7,475	436	5.8%
Total interest expense	$8,979	$7,994	$985	12.3%	$17,674	$16,075	$1,599	9.9%

Deposits

Interest expense on deposits increased by $0.7 million, or 16.8%, to $5.0 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015. The cost of total interest-bearing deposits increased to 0.55% in the three months ended June 30, 2016 from 0.51% during the three months ended June 30, 2015. The increase in interest expense on deposits was due to a $0.4 million increase due to volume and a $0.3 million increase due to rates offered. Accretion on acquired deposits was $24.0 thousand and $43.0 thousand for the three months ended June 30, 2016 and June 30, 2015, respectively. Accretion did not have an impact on the Company's net interest margin for the three months ended June 30, 2016 and June 30, 2015.

Interest expense on deposits increased by $1.2 million, or 13.5%, to $9.8 million for the six months ended June 30, 2016 from $8.6 million for the six months ended June 30, 2015. The cost of total interest-bearing deposits increased to 0.55% in the six months ended June 30, 2016 from 0.51% during the six months ended June 30, 2015. The increase in interest expense on deposits was due to a $0.5 million increase due to volume and a $0.6 million increase due to rates offered. Accretion on acquired deposits was $49.0 thousand for the six months ended June 30, 2016 compared to $87.0 thousand for the six months ended June 30, 2015. Accretion did not have an impact on the Company's net interest margin for the six months ended June 30, 2016 and June 30, 2015.

Borrowed Funds

Interest expense on borrowed funds increased by $0.3 million, or 7.1%, to $4.0 million for the three months ended June 30, 2016 from $3.7 million for the three months ended June 30, 2015. The cost of borrowed funds decreased to 1.56% for the three months ended June 30, 2016 from 1.63% for the three months ended June 30, 2015. The increase in interest expense was due to a $0.3 million increase due to higher volume and a $46.0 thousand decrease due to lower borrowing rates. Accretion on acquired borrowed funds of $0.6 million improved the Company’s net interest margin by 4 basis points for the three months ended June 30, 2016. This compared to $0.7 million and 5 basis points for the three months ended June 30, 2015.

Interest expense on borrowed funds increased by $0.4 million, or 5.8%, to $7.9 million for the six months ended June 30, 2016 from $7.5 million for the six months ended June 30, 2015. The cost of borrowed funds increased to 1.57% for the six months ended June 30, 2016 from 1.52% for the six months ended June 30, 2015. The increase in interest expense was due to an $81.0 thousand increase due to higher volume and a $0.4 million increase due to higher borrowing rates. Accretion on acquired borrowed funds of $1.3 million improved the Company’s net interest margin by 4 basis points for the six months ended June 30, 2016. This compared to $1.4 million and 5 basis points for the six months ended June 30, 2015.

Provision for Credit Losses

The provision for credit losses are set forth below:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$30	$(82)	$112	-136.6%	$1,194	$172	$1,022	594.2%
Commercial	2,254	1,296	958	73.9%	3,278	4,661	(1,383)	-29.7%
Indirect automobile	(53)	(90)	37	-41.1%	(88)	(1,724)	1,636	-94.9%
Consumer	439	594	(155)	-26.1%	553	843	(290)	-34.4%
Unallocated	—	75	(75)	-100.0%	—	142	(142)	-100.0%
Total provision for loan and lease losses	2,670	1,793	877	48.9%	4,937	4,094	843	20.6%
Unfunded credit commitments	(125)	120	(245)	-204.2%	(14)	82	(96)	-117.1%
Total provision for credit losses	$2,545	$1,913	$632	33.0%	$4,923	$4,176	$747	17.9%

The provision for credit losses increased $0.6 million, or 33.0%, to $2.5 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015. The increase in total provision was primarily driven by the continued loan growth in the commercial real estate and commercial portfolios, the increase in specific reserve for a few commercial loans due to changes in the collateral value of the loans, and the increase in provision for acquired loans, offset by the decrease in provision for unfunded credit commitments.

The provision for credit losses increased $0.7 million, or 17.9%, to $4.9 million for the six months ended June 30, 2016 from $4.2 million for the six months ended June 30, 2015. The increase in total provision was primarily driven by the continued loan growth in the commercial real estate and commercial portfolios and the increase in provision for acquired loans, offset by the decrease in provision due to risk rating migration and loss factor changes.

See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,216	$2,195	$21	1.0%	$4,361	$4,261	$100	2.3%
Loan fees	287	271	16	5.9%	593	613	(20)	(3.3)%
Loan level derivative income, net	1,210	941	269	28.6%	2,839	941	1,898	201.7%
Gain on sales of loans and leases held-for-sale	345	279	66	23.7%	1,250	1,148	102	8.9%
Other	1,317	1,181	136	11.5%	2,777	2,374	403	17.0%
Total non-interest income	$5,375	$4,867	$508	10.4%	$11,820	$9,337	$2,483	26.6%

Total non-interest income increased $0.5 million, or 10.4%, to $5.4 million for three months ended June 30, 2016, from $4.9 million for the same period in 2015. The increase was primarily due to an increase of $0.3 million in loan level derivative income, net and an increase of $0.1 million in other income.

Total non-interest income increased $2.5 million, or 26.6% to $11.8 million for the six months ended June 30, 2016 from $9.3 million for the same period in 2015. The increase was primarily due to an increase of $1.9 million in loan level derivative income, net, an increase of $0.4 million in other income, and an increase in gains on sales of loans and leases held-for-sale of $0.1 million.
The increase in loan level derivative income in the three months and six months ended June 30, 2016 is driven by the new loan level interest rate swap agreements completed in the periods.
Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$19,083	$17,085	$1,998	11.7%	$37,810	$34,609	$3,201	9.2%
Occupancy	3,391	3,437	(46)	(1.3)%	6,917	6,909	8	0.1%
Equipment and data processing	3,898	3,680	218	5.9%	7,588	7,700	(112)	(1.5)%
Professional services	962	1,163	(201)	(17.3)%	1,928	2,257	(329)	(14.6)%
FDIC insurance	843	831	12	1.4%	1,721	1,698	23	1.4%
Advertising and marketing	853	823	30	3.6%	1,714	1,571	143	9.1%
Amortization of identified intangible assets	621	724	(103)	(14.2)%	1,256	1,462	(206)	(14.1)%
Other	2,599	2,709	(110)	(4.1)%	5,345	5,572	(227)	(4.1)%
Total non-interest expense	$32,250	$30,452	$1,798	5.9%	$64,279	$61,778	$2,501	4.0%

Non-interest expense increased $1.8 million, or 5.9%, to $32.3 million for the three months ended June 30, 2016 from $30.5 million for the same period in 2015. The increase was primarily due to an increase of $2.0 million in compensation and employee benefits expense, and an increase of $0.2 million in equipment and data processing expense, partially offset by a decrease of $0.2 million in professional services expense.

Non-interest expense increased $2.5 million, or 4.0%, to $64.3 million for the six months ended June 30, 2016 from $61.8 million for the same period in 2015. The increase was primarily due to an increase of $3.2 million in compensation and employee benefits expense, offset by a decrease of $0.3 million in professional services and a decrease of $0.2 million in other expense.

The efficiency ratio decreased to 57.97% for three months ended June 30, 2016 from 58.52% for the three months ended June 30, 2015 and decreased to 57.76% for the six months ended June 30, 2016 from 58.82% for the six months ended June 30, 2015. Efforts to drive revenue growth contributed to the improvement in the efficiency ratio in 2016.

Compensation and employee benefits expense increased $2.0 million, or 11.7%, to $19.1 million for the three months ended June 30, 2016 from $17.1 million for the same period in 2015 and increased $3.2 million, or 9.2%, to $37.8 million for the six months ended June 30, 2016 from $34.6 million for the same period in 2015, primarily driven by an increase in employee headcount and the Supplemental Employee Retirement Plan expense due to a decrease in the discount rate.

Equipment and data processing expense increased $0.2 million, or 5.9%, to $3.9 million for three months ended June 30, 2016 from $3.7 million for the same period in 2015, primarily driven by an increase related to upgrades to certain telephone circuits.

Professional services expense decreased $0.2 million, or 17.3%, to $1.0 million for the three months ended June 30, 2016 from $1.2 million for the same period in 2015, and decreased $0.3 million, or 14.6% for the six months ended June 30, 2016 for the same period in 2015, primarily due to lower audit, legal, and compliance fees incurred in 2016.

Other expense decreased $0.2 million or 4.1%, to $5.3 million for the six months ended June 30, 2016 from $5.6 million for the same period in 2015, primarily driven by a reduction in loan collection and repossessed asset expenses.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$20,837	$19,674	$1,163	5.9%	$42,078	$39,083	$2,995	7.7%
Provision for income taxes	7,465	7,115	350	4.9%	15,064	14,219	845	5.9%
Net income, before noncontrolling interest in subsidiary	$13,372	$12,559	$813	6.5%	$27,014	$24,864	$2,150	8.6%

Effective tax rate	35.8%	36.2%	N/A	-0.4%	35.8%	36.4%	N/A	-0.6%

The Company recorded income tax expense of $7.5 million for the three months ended June 30, 2016, compared to $7.1 million for the three months ended June 30, 2015, representing effective tax rates of 35.8% and 36.2%, respectively. The decrease in the effective tax rate in 2016 is primarily attributable to the recent changes in New York State, New York City, Rhode Island, and Connecticut tax laws, and an increase in the Company's investments in municipal securities.

The Company recorded income tax expense of $15.1 million for the first six months of 2016, compared to $14.2 million for the same period of 2015, representing effective tax rates of 35.8% and 36.4%, respectively. The decrease in the effective tax rate in 2016 is primarily attributable to the recent changes in New York State, New York City, Rhode Island, and Connecticut tax laws, an increase in the Company's investments in municipal securities, and the transfer of certain municipal securities to security corporations in 2015.

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

Deposits, which are considered the most stable source of liquidity, totaled $4.5 billion at June 30, 2016, and represented 81.3% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.3 billion, or 81.4% of total funding, at December 31, 2015. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.3 billion at June 30, 2016 and represented 74.3% of total deposits, compared to core deposits of $3.2 billion, or 74.7% of total deposits, at December 31, 2015. Additionally, the Company acquired $289.5 million of brokered deposits at June 30, 2016, which represented 6.5% of total deposits compared to $252.3 million or 5.9% of total deposits at December 31, 2015. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $1.0 billion at June 30, 2016, representing 18.7% of total funding, compared to $983.0 million, or 18.6% of total funding, at December 31, 2015.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2016, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion as compared to $1.3 billion as of December 31, 2015, based on the level of qualifying collateral available for these borrowings.
 As of June 30, 2016, the Banks also had access to funding through certain uncommitted lines of credit of $119.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2016.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company had $63.9 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2016. As of June 30, 2016, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale with balances between 10% and 30% of total assets. At June 30, 2016, cash, cash equivalents and investment securities available-for-sale totaled $602.9 million, or 10% of total assets. This compares to $588.7 million, or 10% of total assets, at December 31, 2015.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2016	At December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$34,162	$36,000
Commercial	86,565	78,017
Residential mortgage	9,007	19,430
Unadvanced portion of loans and leases	628,768	648,291
Unused lines of credit:
Home equity	319,641	280,786
Other consumer	11,815	12,383
Other commercial	164	529
Unused letters of credit:
Financial standby letters of credit	11,875	12,389
Performance standby letters of credit	622	392
Commercial and similar letters of credit	821	821
Back-to-back interest-rate swaps (notional amount)	683,500	490,632

Capital Resources

As of June 30, 2016, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of June 30, 2016, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of June 30, 2016 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At June 30, 2016:

Brookline Bancorp, Inc.
Tier 1 Leverage Capital Ratio	(1)	$558,498	9.17%	$243,620	4.00%	$243,620	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	(2)	543,320	10.35%	236,226	4.50%	367,463	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	(3)	558,498	10.64%	314,942	6.00%	446,169	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	(4)	690,725	13.16%	419,894	8.00%	551,110	10.50%	N/A	N/A

Brookline Bank
Tier 1 Leverage Capital Ratio	(1)	$376,879	10.04%	$150,151	4.00%	$150,151	4.00%	$187,689	5.00%
Common Equity Tier 1 Capital Ratio	(2)	370,586	11.04%	151,054	4.50%	234,973	7.00%	218,189	6.50%
Tier 1 Risk-Based Capital Ratio	(3)	376,879	11.23%	201,360	6.00%	285,260	8.50%	268,480	8.00%
Total Risk-Based Capital Ratio	(4)	415,622	12.38%	268,576	8.00%	352,507	10.50%	335,721	10.00%

BankRI
Tier 1 Leverage Capital Ratio	(1)	$171,623	8.55%	$80,291	4.00%	$80,291	4.00%	$100,364	5.00%
Common Equity Tier 1 Capital Ratio	(2)	171,623	10.50%	73,553	4.50%	114,415	7.00%	106,243	6.50%
Tier 1 Risk-Based Capital Ratio	(3)	171,623	10.50%	98,070	6.00%	138,933	8.50%	130,760	8.00%
Total Risk-Based Capital Ratio	(4)	188,013	11.50%	130,792	8.00%	171,664	10.50%	163,490	10.00%

First Ipswich
Tier 1 Leverage Capital Ratio	(1)	$33,035	9.26%	$14,270	4.00%	$14,270	4.00%	$17,837	5.00%
Common Equity Tier 1 Capital Ratio	(2)	33,035	12.69%	11,715	4.50%	18,223	7.00%	16,921	6.50%
Tier 1 Risk-Based Capital Ratio	(3)	33,035	12.69%	15,619	6.00%	22,127	8.50%	20,826	8.00%
Total Risk-Based Capital Ratio	(4)	36,295	13.94%	20,829	8.00%	27,338	10.50%	26,037	10.00%

1.	Tier 1 Leverage Capital Ratio is calculated by dividing Tier 1 Capital by average assets.

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at June 30, 2016 or December 31, 2015. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The

ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at June 30, 2016.

As of June 30, 2016, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2016		December 31, 2015
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	8,498	4.2%	11,616	5.9%
Up 200 basis points	5,670	2.8%	8,144	4.2%
Up 100 basis points	2,825	1.4%	4,246	2.2%
Down 100 basis points	(4,643)	(2.3)%	(8,852)	(4.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 4.2% at June 30, 2016, compared to a positive 5.9% at December 31, 2015. The increase in asset sensitivity was primarily due to incremental balance sheet growth funded with short term wholesale funding.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2016, the Company’s one-year cumulative gap was a negative $170.1 million, or 2.9% of total interest-earning assets, compared with a negative $214.1 million, or 3.8% of total interest-earning assets, at December 31, 2015.

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

EVE at Risk Simulation is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk Simulation, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2016, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At June 30, 2016	At December 31, 2015

Up 300%	10.5%	7.1%
Up 200%	7.1%	4.2%
Up 100%	3.2%	2.0%
Down 100%	(4.5)%	(7.7)%

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (2) Unaudited Consolidated Statements of Income for the three and six months June 30, 2016 and June 30, 2015; (3) Unaudited Consolidated Statements of Comprehensive Income for the three and six months June 30, 2016 and June 30, 2015; (4) Unaudited Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and June 30, 2015; (5) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (6) Notes to Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2016 and June 30, 2015.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 5, 2016	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)