Form 10-Q
period 2016-09-30
BROOKLINE BANCORP INC
filed 2016-11-04
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 4, 2016, the number of shares of common stock, par value $0.01 per share, outstanding was 70,532,995.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At September 30, 2016	At December 31, 2015
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$32,196	$28,753
Short-term investments	32,351	46,736
Total cash and cash equivalents	64,547	75,489
Investment securities available-for-sale	524,295	513,201
Investment securities held-to-maturity (fair value of $78,079 and $93,695)	77,094	93,757
Total investment securities	601,389	606,958
Loans and leases held-for-sale	21,109	13,383
Loans and leases:
Commercial real estate loans	2,883,428	2,664,394
Commercial loans and leases	1,470,866	1,374,296
Indirect automobile loans	7,607	13,678
Consumer loans	970,399	943,172
Total loans and leases	5,332,300	4,995,540
Allowance for loan and lease losses	(58,892)	(56,739)
Net loans and leases	5,273,408	4,938,801
Restricted equity securities	65,683	66,117
Premises and equipment, net of accumulated depreciation of $57,032 and $51,722, respectively	75,462	78,156
Deferred tax asset	22,894	26,817
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $31,028 and $29,149, respectively	8,754	10,633
Other real estate owned ("OREO") and repossessed assets, net	1,152	1,343
Other assets	108,024	86,751
Total assets	$6,380,312	$6,042,338
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$889,278	$799,117
Interest-bearing deposits:
NOW accounts	298,629	283,972
Savings accounts	591,156	540,788
Money market accounts	1,679,797	1,594,269
Certificate of deposit accounts	1,106,046	1,087,872
Total interest-bearing deposits	3,675,628	3,506,901
Total deposits	4,564,906	4,306,018
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	900,971	861,866
Subordinated debentures and notes	83,043	82,936
Other borrowed funds	38,639	38,227
Total borrowed funds	1,022,653	983,029
Mortgagors’ escrow accounts	8,166	7,516
Accrued expenses and other liabilities	81,670	72,289
Total liabilities	5,677,395	5,368,852

Commitments and contingencies (Note 12)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,142	616,899
Retained earnings, partially restricted	129,740	109,675
Accumulated other comprehensive income/(loss)	4,896	(2,476)
Treasury stock, at cost; 4,734,512 shares and 4,861,554 shares, respectively	(54,151)	(56,208)
Unallocated common stock held by the Employee Stock Ownership Plan ("ESOP"); 185,787 shares and 213,066 shares, respectively	(1,013)	(1,162)
Total Brookline Bancorp, Inc. stockholders’ equity	696,371	667,485
Noncontrolling interest in subsidiary	6,546	6,001
Total stockholders' equity	702,917	673,486
Total liabilities and stockholders' equity	$6,380,312	$6,042,338

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$57,858	$52,725	$167,474	$157,790
Debt securities	2,822	2,866	8,829	8,480
Marketable and restricted equity securities	804	1,079	2,213	2,094
Short-term investments	47	17	149	98
Total interest and dividend income	61,531	56,687	178,665	168,462

Interest expense:
Deposits	5,112	4,326	14,875	12,926
Borrowed funds	4,069	3,774	11,980	11,249
Total interest expense	9,181	8,100	26,855	24,175

Net interest income	52,350	48,587	151,810	144,287
Provision for credit losses	2,215	1,755	7,138	5,931
Net interest income after provision for credit losses	50,135	46,832	144,672	138,356

Non-interest income:
Deposit fees	2,289	2,261	6,650	6,522
Loan fees	330	205	977	818
Loan level derivative income, net	858	900	3,697	1,841
Gain on sales of loans and leases	588	446	1,986	1,594
Other	1,264	972	3,893	3,346
Total non-interest income	5,329	4,784	17,203	14,121

Non-interest expense:
Compensation and employee benefits	20,369	17,875	58,179	52,484
Occupancy	3,411	3,535	10,328	10,444
Equipment and data processing	3,826	3,600	11,468	11,300
Professional services	997	984	2,925	3,241
FDIC insurance	956	929	2,677	2,627
Advertising and marketing	844	878	2,558	2,449
Amortization of identified intangible assets	623	725	1,879	2,187
Other	2,362	2,744	7,707	8,316
Total non-interest expense	33,388	31,270	97,721	93,048

Income before provision for income taxes	22,076	20,346	64,154	59,429
Provision for income taxes	7,804	6,897	22,868	21,116
Net income before noncontrolling interest in subsidiary	14,272	13,449	41,286	38,313

Less net income attributable to noncontrolling interest in subsidiary	655	561	2,203	1,857
Net income attributable to Brookline Bancorp, Inc.	$13,617	$12,888	$39,083	$36,456

Earnings per common share:
Basic	$0.19	$0.18	$0.56	$0.52
Diluted	0.19	0.18	0.56	0.52

Weighted average common shares outstanding during the period:
Basic	70,299,722	70,129,056	70,228,127	70,071,999
Diluted	70,450,760	70,240,020	70,394,465	70,207,983

Dividends declared per common share	$0.090	$0.090	$0.270	$0.265

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$14,272	$13,449	$41,286	$38,313

Other comprehensive (loss) income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(1,672)	4,608	11,486	4,495
Income tax expense (benefit)	599	(1,642)	(4,114)	(1,682)
Net unrealized securities holding (losses) gains	(1,073)	2,966	7,372	2,813

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—	—	—
Income tax expense	—	—	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—	—	—

Other comprehensive (loss) income, net of taxes	(1,073)	2,966	7,372	2,813

Comprehensive income	13,199	16,415	48,658	41,126
Net income attributable to noncontrolling interest in subsidiary	655	561	2,203	1,857
Comprehensive income attributable to Brookline Bancorp, Inc.	$12,544	$15,854	$46,455	$39,269

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486

Net income attributable to Brookline Bancorp, Inc.	—	—	39,083	—	—	—	39,083	—	39,083

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,203	2,203

Issuance of noncontrolling units	—	—	—	—	—	—	—	76	76

Other comprehensive income	—	—	—	7,372	—	—	7,372	—	7,372

Common stock dividends of $0.27 per share	—	—	(19,018)	—	—	—	(19,018)	—	(19,018)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,734)	(1,734)

Compensation under recognition and retention plans	—	(1,023)	—	—	2,057	—	1,034	—	1,034

Common stock held by ESOP committed to be released (27,279 shares)	—	266	—	—	—	149	415	—	415

Balance at September 30, 2016	$757	$616,142	$129,740	$4,896	$(54,151)	$(1,013)	$696,371	$6,546	$702,917

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Nine Months Ended September 30, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

Net income attributable to Brookline Bancorp, Inc.	—	—	36,456	—	—	—	36,456	—	36,456

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,857	1,857

Issuance of noncontrolling units	—	—	—	—	—	—	—	65	65

Other comprehensive income	—	—	—	2,813	—	—	2,813	—	2,813

Common stock dividends of $0.265 per share	—	—	(18,632)	—	—	—	(18,632)	—	(18,632)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,437)	(1,437)

Compensation under recognition and retention plans	—	(1,313)	—	—	2,080	—	767	—	767

Common stock held by ESOP committed to be released (28,737 shares)	—	90	—	—	—	156	246	—	246

Balance at September 30, 2015	$757	$616,252	$102,684	$1,191	$(56,202)	$(1,214)	$663,468	$5,272	$668,740

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$39,083	$36,456
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	2,203	1,857
Provision for credit losses	7,138	5,931
Origination of loans and leases held-for-sale	(35,568)	(33,366)
Proceeds from loans and leases held-for-sale, net	37,516	24,984
Deferred income tax (benefit) expense	(191)	275
Depreciation of premises and equipment	5,320	5,313
Amortization of investment securities premiums and discounts, net	1,787	1,381
Amortization of deferred loan and lease origination costs, net	4,438	3,808
Amortization of identified intangible assets	1,879	2,187
Amortization of debt issuance costs	56	56
Accretion of acquisition fair value adjustments, net	(3,105)	(4,829)
Gain on sales of loans and leases	(1,986)	(1,594)
Gain on sales of OREO and repossessed assets, net	84	66
Write-down of OREO and repossessed assets	51	143
Compensation under recognition and retention plans	1,250	673
ESOP shares committed to be released	415	246
Net change in:
Cash surrender value of bank-owned life insurance	(782)	(779)
Other assets	(20,493)	(8,280)
Accrued expenses and other liabilities	8,661	(3,738)
Net cash provided from operating activities	47,756	30,790

Cash flows from investing activities:
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	76,207	77,612
Purchases of investment securities available-for-sale	(77,275)	(50,538)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	41,381	5,894
Purchases of investment securities held-to-maturity	(25,045)	(68,454)
Proceeds from redemption of restricted equity securities	2,817	—
Purchases of restricted equity securities	(2,383)	(749)
Proceeds from sales of loans and leases held-for-investment, net	23,116	267,164
Net increase in loans and leases	(377,638)	(282,826)
Proceeds from sales of OREO and repossessed assets	2,479	5,844
Purchase of premises and equipment, net	(2,747)	(2,289)
Net cash used for investing activities	(339,088)	(48,342)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	240,714	68,787
Increase in certificates of deposit	18,247	117,814
Proceeds from FHLBB advances	5,137,549	3,324,000
Repayment of FHLBB advances	(5,096,506)	(3,477,038)
Increase (decrease) in other borrowed funds, net	412	(11,181)
Increase (decrease) in mortgagors’ escrow accounts, net	650	(505)
Payment of dividends on common stock	(19,018)	(18,632)
Proceeds from issuance of noncontrolling units	76	65
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,734)	(1,437)
Net cash provided from financing activities	280,390	1,873

Net decrease in cash and cash equivalents	(10,942)	(15,679)
Cash and cash equivalents at beginning of period	75,489	62,723
Cash and cash equivalents at end of period	$64,547	$47,044

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$30,005	$27,527
Income taxes	22,949	21,686
Non-cash investing activities:
Transfer from loans and leases to loans and leases held-for-sale	$8,284	$—
Transfer from loans to other real estate owned	2,423	5,898

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

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

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.4% owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 5 full-service banking offices on the north shore of eastern Massachusetts.

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

The Federal Deposit Insurance Corporation (“FDIC”) offers insurance coverage on all deposits up to $250,000 per depositor at each of the three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination, and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file periodic reports with the DIF.

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
At and for the Nine Months Ended September 30, 2016 and 2015

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

(2)         Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740). This ASU was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-16 and has not determined the impact, if any, as of September 30, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU was issued to provide clarification and uniformity on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. This amendments presented in this ASU are effective for fiscal years beginning after December 15, 2017. As of September 30, 2016, Management believes that ASU 2016-15 does apply, and has determined the impact of adoption will be minimal.

In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of September 30, 2016.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of September 30, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management believes that this ASU applies and is assessing the impact, if any, as of September 30, 2016.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management believes that this ASU applies and is assessing the impact, if any, as of September 30, 2016.

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and is assessing the impact, if any, as of September 30, 2016.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management believes that this ASU applies and is assessing the impact, if any, as of September 30, 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of September 30, 2016.

(3)     Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSE debentures	$64,713	$1,639	$13	$66,339
GSE CMOs	172,606	683	484	172,805
GSE MBSs	229,040	4,410	27	233,423
SBA commercial loan asset-backed securities	112	—	1	111
Corporate debt obligations	48,306	1,014	16	49,304
Trust preferred securities	1,468	—	155	1,313
Total debt securities	516,245	7,746	696	523,295
Marketable equity securities	964	36	—	1,000
Total investment securities available-for-sale	$517,209	$7,782	$696	$524,295
Investment securities held-to-maturity:
GSE debentures	$14,734	$3	$32	$14,705
GSEs MBSs	18,710	48	6	18,752
Municipal obligations	43,150	986	5	44,131
Foreign government obligations	500	—	9	491
Total investment securities held-to-maturity	$77,094	$1,037	$52	$78,079

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSE debentures	$40,658	$141	$172	$40,627
GSE CMOs	198,000	45	4,229	193,816
GSE MBSs	230,213	1,098	1,430	229,881
SBA commercial loan asset-backed securities	148	—	1	147
Corporate debt obligations	46,160	344	18	46,486
Trust preferred securities	1,466	—	199	1,267
Total debt securities	516,645	1,628	6,049	512,224
Marketable equity securities	956	21	—	977
Total investment securities available-for-sale	$517,601	$1,649	$6,049	$513,201
Investment securities held-to-maturity:
GSE debentures	$34,915	$9	$105	$34,819
GSEs MBSs	19,291	—	305	18,986
Municipal obligations	39,051	364	25	39,390
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$93,757	$373	$435	$93,695

At September 30, 2016, the fair value of all investment securities available-for-sale was $524.3 million, with a net unrealized gain of $7.1 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million at December 31, 2015. At September 30, 2016, $78.1 million, or 14.9% of the portfolio, had gross unrealized losses of $0.7 million, compared to $368.1 million, or 71.7%, with gross unrealized losses of $6.0 million at December 31, 2015.

At September 30, 2016, the fair value of all investment securities held-to-maturity was $78.1 million, with net unrealized gains of $1.0 million, compared to a fair value of $93.7 million with net unrealized losses of $62.0 thousand at December 31, 2015. At September 30, 2016, $19.1 million, or 24.5% of the portfolio, had gross unrealized losses of $52.0 thousand, compared to $52.3 million, or 55.8% with gross unrealized losses of $0.4 million at December 31, 2015.

Investment Securities as Collateral

At September 30, 2016 and December 31, 2015, respectively, $443.5 million and $486.4 million of investment securities were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax, and loan deposits; swap agreements, and FHLBB borrowings. The decrease in investment securities pledged as collateral was primarily due to a decrease in municipal deposits which require collateral.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at September 30, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2016
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$6,126	$13	$—	$—	$6,126	$13
GSE CMOs	19,232	88	42,424	$396	61,656	484
GSE MBSs	6,142	23	246	4	6,388	27
SBA commercial loan asset-backed securities	29	—	74	1	103	1
Corporate debt obligations	2,492	16	—	—	2,492	16
Trust preferred securities	—	—	1,313	155	1,313	155
Temporarily impaired debt securities available-for-sale	34,021	140	44,057	556	78,078	696
Investment securities held-to-maturity:
GSE debentures	11,702	32	—	—	11,702	32
GSEs MBSs	4,462	6	—	—	4,462	6
Municipal obligations	2,445	5	—	—	2,445	5
Foreign government obligations	491	9	—	—	491	9
Temporarily impaired debt securities held-to-maturity	19,100	52	—	—	19,100	52
Total temporarily impaired investment securities	$53,121	$192	$44,057	$556	$97,178	$748

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At December 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$19,633	$172	$—	$—	$19,633	$172
GSE CMOs	89,680	1,294	100,473	2,935	190,153	4,229
GSE MBSs	133,779	845	16,968	585	150,747	1,430
SBA commercial loan asset-backed securities	—	—	139	1	139	1
Corporate debt obligations	6,181	18	—	—	6,181	18
Trust preferred securities	—	—	1,267	199	1,267	199
Temporarily impaired debt securities available-for-sale	249,273	2,329	118,847	3,720	368,120	6,049
Investment securities held-to-maturity:
GSE debentures	25,837	105	—	—	25,837	105
GSEs MBSs	18,834	305	—	—	18,834	305
Municipal obligations	7,629	25	—	—	7,629	25
Temporarily impaired debt securities held-to-maturity	52,300	435	—	—	52,300	435
Total temporarily impaired investment securities	$301,573	$2,764	$118,847	$3,720	$420,420	$6,484

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

Investment Securities Available-For-Sale Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI at September 30, 2016. Based on the analysis below, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI at September 30, 2016. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB"), and the Federal Farm Credit Bank. At September 30, 2016, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $27.9 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $21.8 million at December 31, 2015.

At September 30, 2016, the Company held 21 GSE debentures with a total fair value of $66.3 million with a net unrealized gain of $1.6 million. At December 31, 2015, the Company held thirteen GSE debentures with a total fair value of $40.6 million, and a net unrealized loss of $31.0 thousand. At September 30, 2016, two of the twenty-one securities in this portfolio were in unrealized loss positions. At December 31, 2015, seven of the thirteen securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the nine months ended September 30, 2016 and 2015, the Company purchased $32.3 million and $11.8 million of GSE debentures, respectively.

At September 30, 2016, the Company held 62 GSE CMOs with a total fair value of $172.8 million with a net unrealized gain of $0.2 million. At December 31, 2015, the Company held 63 GSE CMOs with a total fair value of $193.8 million with a net unrealized loss of $4.2 million. At September 30, 2016, 17 of the 62 securities in this portfolio were in unrealized loss positions, compared to 45 of the 63 securities at December 31, 2015. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the nine months ended September 30, 2016, the Company purchased $3.1 million in GSE CMOs. The Company did not make any purchases during the same period in 2015.

At September 30, 2016, the Company held 196 GSE MBSs with a total fair value of $233.4 million with a net unrealized gain of $4.4 million. At December 31, 2015, the Company held 186 GSE MBSs with a total fair value of $229.9 million with a net unrealized loss of $0.3 million. At September 30, 2016, 11 of the 196 securities in this portfolio were in unrealized loss positions, compared to 56 of the 186 securities at December 31, 2015. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the nine months ended September 30, 2016 and 2015, the Company purchased $36.7 million and $29.4 million in GSE MBSs, respectively.

SBA Commercial Loan Asset-Backed Securities

At September 30, 2016, the Company held six SBA securities with a total fair value of $0.1 million which approximated cost as compared to December 31, 2015, where the Company held seven SBA securities with a total fair value of $0.1 million, which approximated amortized cost. At September 30, 2016, five of the six securities in this portfolio were in unrealized loss positions and at December 31, 2015, six of the seven securities in this portfolio were in unrealized loss positions. All securities are performing and are backed by the explicit (SBA) guarantee of the U.S. Government.

Corporate Obligations

From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. At September 30, 2016, the Company held sixteen corporate obligation securities with a total fair value of $49.3 million and unrealized gains of $1.0 million. At December 31, 2015, the Company held fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million. At September 30, 2016, one of the sixteen securities in this portfolio was in an unrealized loss position. At December 31, 2015, two of the fifteen securities in this portfolio were in an unrealized loss position. Full collection of the obligation is expected because the financial condition of the issuer is sound, and the issuer has not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2016 and 2015, the Company purchased $5.1 million and $9.3 million in corporate obligations, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At September 30, 2016, the Company owned two trust preferred securities with a total fair value of $1.3 million and an unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.3 million and an unrealized loss of $0.2 million at December 31, 2015. At September 30, 2016 and December 31, 2015, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At September 30, 2016 and December 31, 2015, the Company owned two marketable equity securities with a fair value of $1.0 million, and unrealized gains of $36.0 thousand and $21.0 thousand, respectively. At September 30, 2016 and December 31, 2015, neither of the securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s held-to-maturity portfolio were OTTI at September 30, 2016. Management does not intend to sell these securities prior to maturity.

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs including GSE debentures and MBSs. GSE securities include obligations issued by FNMA, FHLMC, GNMA, FHLB, and the Federal Farm Credit Bank.
At September 30, 2016, the Company held six GSE debentures with a total fair value of $14.7 million, and a net unrealized loss of $29.0 thousand. At December 31, 2015, the Company held twelve GSE debentures with a total fair value of $34.8 million and a net unrealized loss of $96.0 thousand. At September 30, 2016, four of the six securities in this portfolio were in unrealized loss positions. At December 31, 2015, nine of the twelve securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. During the nine months ended September 30, 2016 and 2015, the Company purchased $17.7 million and $26.9 million of GSE debentures, respectively.
At September 30, 2016, the Company held eleven GSE MBSs with a total fair value of $18.8 million and a net unrealized gain of $42.0 thousand. At December 31, 2015, the Company held ten GSE MBSs with a total fair value of $19.0 million and an unrealized loss of $0.3 million. As of September 30, 2016, two of the eleven securities were in unrealized loss positions as compared to December 31, 2015, when seven of the ten securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2016 and 2015, the Company purchased $2.4 million and $21.3 million of GSE MBSs, respectively.
Municipal Obligations
At September 30, 2016, the Company held 84 municipal obligation securities with a total fair value of $44.1 million and and a net unrealized gain of $1.0 million. At December 31, 2015, the Company held 72 municipal obligations with a total fair value of $39.4 million and a net unrealized gain of $0.3 million. As of September 30, 2016, six of the eighty-four securities in this portfolio were in unrealized loss positions as compared to December 31, 2015, where 15 of the 72 securities in this portfolio were in unrealized loss positions. During the nine months ended September 30, 2016 and 2015, the Company purchased $4.4 million and $20.3 million of municipal obligations, respectively.
Foreign Government Obligations
At September 30, 2016 and December 31, 2015, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of September 30, 2016, the foreign government obligation security was in an unrealized loss position as compared to December 31, 2015, where the foreign government obligation security's fair value approximated amortized cost. During the nine months ended September 30, 2016, the Company repurchased one foreign

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

government obligation security that had matured during the first quarter of 2016. The Company did not make any purchases during the same period in 2015.
Portfolio Maturities

The final stated maturities of the debt securities are as follows at the dates indicated:

	At September 30, 2016			At December 31, 2015
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$9	$10	0.13%	$2,999	$3,003	2.09%
After 1 year through 5 years	60,818	62,136	2.25%	59,729	60,249	2.32%
After 5 years through 10 years	116,308	119,089	2.02%	100,658	100,833	2.05%
Over 10 years	339,110	342,060	1.95%	353,259	348,139	1.97%
	$516,245	$523,295	2.00%	$516,645	$512,224	2.03%
Investment securities held-to-maturity:
Within 1 year	$159	$159	1.73%	$651	$651	1.00%
After 1 year through 5 years	20,836	21,034	1.28%	23,888	23,866	1.52%
After 5 years through 10 years	37,548	38,293	1.79%	50,078	50,344	2.00%
Over 10 years	18,551	18,593	1.74%	19,140	18,834	1.82%
	$77,094	$78,079	1.64%	$93,757	$93,695	1.83%

Actual maturities of debt securities may differ from those presented above since certain obligations, particularly MBS and CMOs, amortize and provide the issuer the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

At September 30, 2016, issuers of debt securities, excluding MBS and CMOs, with an estimated fair value of $28.9 million had the right to call or prepay the obligations. Of the $28.9 million, $3.1 million matures in 1 - 5 years, $24.5 million matures in 6 - 10 years, and $1.3 million mature after 10 years. At December 31, 2015, issuers of debt securities with an estimated fair value of $48.5 million had the right to call or prepay the obligations. Of the $48.5 million, $15.5 million matures in 1 - 5 years, $31.8 million matures in 6 - 10 years, and $1.2 million matures after ten years.

Investment Security Sales

Investment security transactions are recorded on the trade date. When investment securities are sold, the adjusted cost of the specific investment security sold is used to compute the gain or loss on the sale. There were no investment securities sold during both the three-month and nine-month periods ended September 30, 2016 and 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2016
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$1,880,163	3.94%	$158,314	4.19%	$2,038,477	3.96%
Multi-family mortgage	673,108	3.77%	30,635	4.52%	703,743	3.81%
Construction	140,990	3.72%	218	3.67%	141,208	3.72%
Total commercial real estate loans	2,694,261	3.89%	189,167	4.24%	2,883,428	3.91%
Commercial loans and leases:
Commercial	636,658	3.95%	15,658	5.24%	652,316	3.98%
Equipment financing	758,086	7.06%	6,561	5.87%	764,647	7.05%
Condominium association	53,903	4.41%	—	—%	53,903	4.41%
Total commercial loans and leases	1,448,647	5.59%	22,219	5.43%	1,470,866	5.59%
Indirect automobile loans	7,607	5.44%	—	—%	7,607	5.44%
Consumer loans:
Residential mortgage	540,650	3.65%	76,415	3.93%	617,065	3.68%
Home equity	282,504	3.42%	58,450	4.15%	340,954	3.54%
Other consumer	12,254	5.15%	126	17.85%	12,380	5.28%
Total consumer loans	835,408	3.59%	134,991	4.04%	970,399	3.65%
Total loans and leases	$4,985,923	4.34%	$346,377	4.24%	$5,332,300	4.33%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $13.9 million and $12.8 million as of September 30, 2016 and December 31, 2015, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire, and Rhode Island, with the exception of equipment financing, 31.3% of which is in the greater New York and New Jersey metropolitan area and 68.7% of which is in other areas in the United States of America at September 30, 2016, as compared to 32.8% of which is in the greater New York and New Jersey metropolitan area and 67.2% of which in other areas is in the United States of America as of December 31, 2015.
Competition for the indirect automobile loans increased significantly as credit unions and large national banks entered indirect automobile lending. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Given this market condition, management ceased the Company's origination of indirect automobile loans in December 2014. For the three months ended March 31, 2015, the Company sold over 90% of the portfolio for $255.2 million, which resulted in a loss of $11.8 thousand excluding the impact of the allowance for loan and lease losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Balance at beginning of period	$18,038	$28,730	$20,796	$32,044
Accretion	(1,479)	(2,387)	(3,914)	(7,822)
Reclassification from nonaccretable difference for loans with improved cash flows	1,129	1,242	2,419	3,045
Changes in expected cash flows that do not affect nonaccretable difference (1)	(1,506)	(3,403)	(3,119)	(3,085)
Balance at end of period	$16,182	$24,182	$16,182	$24,182
(1) Represents changes in interest cash flows due to changes in interest rates on variable rate loans.

On a quarterly basis and subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default, and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations is due to credit deterioration, or if the change in cash flow expectations are related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended September 30, 2016 and 2015, accretable yield adjustments totaling $1.1 million and $1.2 million, respectively, were made for certain loan pools. During the nine months ended September 30, 2016 and 2015, accretable yield adjustments totaling $2.4 million and $3.0 million, respectively, were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference applicable to acquired loans and leases totaled $2.2 million and $2.9 million at September 30, 2016 and December 31, 2015, respectively.

Loans and Leases Pledged as Collateral

At September 30, 2016 and December 31, 2015, respectively, $1.9 billion and $1.8 billion of loans and leases were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits; swap agreements, and FHLB borrowings. The Banks did not have any outstanding FRB borrowings at September 30, 2016 and December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2016	$29,861	$22,916	$183	$4,298	$—	$57,258
Charge-offs	(50)	(545)	(109)	(135)	—	(839)
Recoveries	—	170	102	47	—	319
(Credit) provision for loan and lease losses	(1,755)	3,923	(26)	12	—	2,154
Balance at September 30, 2016	$28,056	$26,464	$150	$4,222	$—	$58,892

	Three Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398
Charge-offs	—	(1,388)	(296)	(247)	—	(1,931)
Recoveries	—	112	179	41	—	332
Provision (credit) for loan and lease losses	1,845	2,009	57	322	(2,560)	1,673
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

	Nine Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739
Charge-offs	(1,534)	(3,250)	(472)	(782)	—	(6,038)
Recoveries	—	495	467	138	—	1,100
(Credit) provision for loan and lease losses	(561)	7,201	(114)	565	—	7,091
Balance at September 30, 2016	$28,056	$26,464	$150	$4,222	$—	$58,892

	Nine Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(2,083)	(1,513)	(479)	—	(4,625)
Recoveries	—	418	1,170	83	—	1,671
Provision (credit) for loan and lease losses	2,017	6,670	(1,667)	1,165	(2,418)	5,767
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at both September 30, 2016 and December 31, 2015, respectively, and $1.4 million at September 30, 2015. These changes reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(1,755)	$1,845	$(561)	$2,017
Commercial	3,923	2,009	7,201	6,670
Indirect automobile	(26)	57	(114)	(1,667)
Consumer	12	322	565	1,165
Unallocated	—	(2,560)	—	(2,418)
Total provision for loan and lease losses	2,154	1,673	7,091	5,767
Unfunded credit commitments	61	82	47	164
Total provision for credit losses	$2,215	$1,755	$7,138	$5,931

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
At and for the Nine Months Ended September 30, 2016 and 2015

Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single group of factors for use across the Company is appropriate based on the commonality of environmental factors, markets, and underwriting standards among the Banks. In the periods prior to the three months ended September 30, 2015, each of the Banks utilized a set of qualitative factors applicable to each Bank.

As of September 30, 2016, the Company had a portfolio of approximately $36.0 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.

As of September 30, 2016, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $6.0 million of which $4.7 million were specific reserves and $1.3 million was a general reserve. As of December 31, 2015, the Company had a general reserve for loan and lease losses associated with taxi medallion loans of $4.3 million. The total troubled debt restructured loans and leases secured by taxi medallions increased by $8.8 million from $1.3 million at December 31, 2015 to $10.1 million at September 30, 2016. The total loans and leases secured by taxi medallions that were placed on nonaccrual increased to $18.0 million at September 30, 2016 from zero at December 31, 2015. However, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

Based on the refinements to the Company’s allowance methodology discussed above, management determined that the potential risks anticipated by the unallocated allowance are now incorporated into the allowance methodology, making the unallocated allowance unnecessary. In the periods prior to the three months ended September 30, 2015, the unallocated allowance was used to recognize the estimated risk associated with the allocated general and specific allowances. It incorporated management’s evaluation of existing conditions that were not included in the allocated allowance determinations and provided for losses that arise outside of the ordinary course of business.

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

As of September 30, 2016, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

The general allowance for loan and lease losses was $52.6 million at September 30, 2016, compared to $53.1 million at December 31, 2015. The general portion of the allowance for loan and lease losses decreased by $0.5 million during the nine months ended September 30, 2016, primarily driven by the decrease in historical loss factors applied to commercial real estate and consumer loan portfolios and the improvement of credit risk ratings of loans within the commercial real estate and commercial portfolios, offset by the continued growth in the Company's loan portfolios.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

The specific allowance for loan and lease losses was $6.3 million at September 30, 2016, compared to $3.6 million at December 31, 2015. The specific allowance increased $2.7 million during the nine months ended September 30, 2016, primarily due to the restructure of certain taxi medallion loans and changes in the collateral values of taxi medallions.

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
At and for the Nine Months Ended September 30, 2016 and 2015

8 Rating — Definite Loss

Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectable and of such little value that continuation as active assets of the Company is not warranted.

Assets rated as “OAEM,” “substandard” or “doubtful” based on criteria established under banking regulations are collectively referred to as “criticized” assets.

Credit Quality Information

The following tables present the recorded investment in loans in each class at September 30, 2016 by credit quality indicator.

	At September 30, 2016
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,874,534	$671,690	$140,802	$604,282	$750,322	$53,903	$12,219
OAEM	1,546	—	188	7,540	1,039	—	—
Substandard	3,457	1,418	—	24,692	5,989	—	35
Doubtful	626	—	—	144	736	—	—
Total originated	1,880,163	673,108	140,990	636,658	758,086	53,903	12,254

Acquired:
Loan rating:
Pass	147,218	29,913	218	11,203	6,553	—	126
OAEM	1,424	404	—	464	—	—	—
Substandard	9,570	318	—	3,018	—	—	—
Doubtful	102	—	—	973	8	—	—
Total acquired	158,314	30,635	218	15,658	6,561	—	126

Total loans	$2,038,477	$703,743	$141,208	$652,316	$764,647	$53,903	$12,380

At September 30, 2016, there were no loans categorized as definite loss.

	At September 30, 2016
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$3,044	40.0%
661-700	1,145	15.0%
660 and below	3,391	44.6%
Data not available	27	0.4%
Total loans	$7,607	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At September 30, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$126,290	20.5%	$153,001	44.9%
50% - 69%	224,791	36.4%	59,629	17.6%
70% - 79%	166,363	26.9%	45,455	13.3%
80% and over	18,336	3.0%	23,678	6.9%
Data not available	4,870	0.8%	741	0.2%
Total originated	540,650	87.6%	282,504	82.9%

Acquired:
Loan-to-value ratio:
Less than 50%	17,034	2.7%	36,541	10.7%
50% - 69%	28,240	4.6%	15,939	4.7%
70% - 79%	15,165	2.5%	3,459	1.0%
80% and over	11,416	1.9%	1,116	0.3%
Data not available	4,560	0.7%	1,395	0.4%
Total acquired	76,415	12.4%	58,450	17.1%

Total loans and leases	$617,065	100.0%	$340,954	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At December 31, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$118,628	19.2%	$131,584	41.8%
50% - 69%	214,390	34.8%	51,492	16.4%
70% - 79%	173,774	28.2%	32,916	10.5%
80% and over	17,808	2.9%	18,082	5.7%
Data not available	3,246	0.5%	634	0.2%
Total originated	527,846	85.6%	234,708	74.6%

Acquired:
Loan-to-value ratio:
Less than 50%	18,857	3.1%	48,563	15.4%
50% - 69%	32,986	5.3%	20,623	6.6%
70% - 79%	17,883	2.9%	7,144	2.3%
80% and over	14,011	2.3%	2,650	0.8%
Data not available	4,866	0.8%	865	0.3%
Total acquired	88,603	14.4%	79,845	25.4%

Total loans	$616,449	100.0%	$314,553	100.0%

The following table presents information regarding foreclosed residential real estate property at the dates indicated.

	September 30, 2016	December 31, 2015
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$—	$362
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	1,400	298

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$2,386	$139	$802	$3,327	$1,876,836	$1,880,163	$—	$1,530
Multi-family mortgage	—	—	291	291	672,817	673,108	—	1,418
Construction	—	—	—	—	140,990	140,990	—
Total commercial real estate loans	2,386	139	1,093	3,618	2,690,643	2,694,261	—	2,948
Commercial loans and leases:
Commercial	1,998	301	9,476	11,775	624,883	636,658	—	21,950
Equipment financing	1,201	368	5,413	6,982	751,104	758,086	166	6,652
Condominium association	61	—	—	61	53,842	53,903	—	—
Total commercial loans and leases	3,260	669	14,889	18,818	1,429,829	1,448,647	166	28,602
Indirect automobile	501	184	62	747	6,860	7,607	—	179
Consumer loans:
Residential mortgage	1,131	—	178	1,309	539,341	540,650	—	1,533
Home equity	25	256	100	381	282,123	282,504	1	229
Other consumer	13	8	29	50	12,204	12,254	—	35
Total consumer loans	1,169	264	307	1,740	833,668	835,408	1	1,797
Total originated loans and leases	$7,316	$1,256	$16,351	$24,923	$4,961,000	$4,985,923	$167	$33,526

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At September 30, 2016
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$431	$148	$4,047	$4,626	$153,688	$158,314	$3,974	$158
Multi-family mortgage	—	—	—	—	30,635	30,635	—	—
Construction	—	—	—	—	218	218	—	—
Total commercial real estate loans	431	148	4,047	4,626	184,541	189,167	3,974	158
Commercial loans and leases:
Commercial	2	310	2,435	2,747	12,911	15,658	334	2,101
Equipment financing	8	—	—	8	6,553	6,561	—	—
Total commercial loans and leases	10	310	2,435	2,755	19,464	22,219	334	2,101
Consumer loans:
Residential mortgage	46	95	3,844	3,985	72,430	76,415	3,628	216
Home equity	864	175	671	1,710	56,740	58,450	172	1,551
Other consumer	—	—	—	—	126	126	—	—
Total consumer loans	910	270	4,515	5,695	129,296	134,991	3,800	1,767
Total acquired loans and leases	$1,351	$728	$10,997	$13,076	$333,301	$346,377	$8,108	$4,026

Total loans and leases	$8,667	$1,984	$27,348	$37,999	$5,294,301	$5,332,300	$8,275	$37,552

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

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
At and for the Nine Months Ended September 30, 2016 and 2015

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

Commercial Real Estate Loans — At September 30, 2016, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans — 38.3%; multi-family mortgage loans — 13.2%; and construction loans — 2.6%.

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

Commercial Loans and Leases — At September 30, 2016, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 12.2%; equipment financing loans — 14.4%; and loans to condominium associations — 1.0%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for the respective class in the portfolio.

Consumer Loans — At September 30, 2016, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 11.6%; home equity loans — 6.4%; indirect automobile loans — 0.1% , and other consumer loans — 0.2%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At September 30, 2016			At December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,608	$6,604	$—	$2,758	$2,756	$—
Commercial	21,338	21,311	—	14,097	14,074	—
Consumer	3,461	3,456	—	4,582	4,575	—
Total originated with no related allowance recorded	31,407	31,371	—	21,437	21,405	—
With an allowance recorded:
Commercial real estate	4,543	4,542	153	6,150	6,150	2,167
Commercial	14,317	14,298	5,580	2,215	2,213	1,202
Consumer	248	246	98	—	—	—
Total originated with an allowance recorded	19,108	19,086	5,831	8,365	8,363	3,369
Total originated impaired loans and leases	50,515	50,457	5,831	29,802	29,768	3,369

Acquired:
With no related allowance recorded:
Commercial real estate	9,851	9,851	—	7,035	7,035	—
Commercial	3,886	3,886	—	4,053	4,052	—
Consumer	8,422	8,437	—	7,549	7,565	—
Total acquired with no related allowance recorded	22,159	22,174	—	18,637	18,652	—
With an allowance recorded:
Commercial real estate	—	—	—	2,606	2,606	148
Commercial	486	486	410	486	486	112
Consumer	425	425	29	174	174	9
Total acquired with an allowance recorded	911	911	439	3,266	3,266	269
Total acquired impaired loans and leases	23,070	23,085	439	21,903	21,918	269

Total impaired loans and leases	$73,585	$73,542	$6,270	$51,705	$51,686	$3,638

(1) Includes originated and acquired nonaccrual loans of $29.7 million and $4.0 million, respectively, at September 30, 2016.
(2) Includes originated and acquired nonaccrual loans of $9.3 million and $7.1 million, respectively, at December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,636	$49	$3,077	$21
Commercial	21,474	147	15,112	171
Consumer	3,480	18	4,421	15
Total originated with no related allowance recorded	31,590	214	22,610	207
With an allowance recorded:
Commercial real estate	4,549	48	6,172	49
Commercial	14,390	3	7,700	2
Consumer	248	—	—	—
Total originated with an allowance recorded	19,187	51	13,872	51
Total originated impaired loans and leases	50,777	265	36,482	258

Acquired:
With no related allowance recorded:
Commercial real estate	9,952	67	10,813	39
Commercial	4,127	29	4,113	16
Consumer	8,475	16	8,094	19
Total acquired with no related allowance recorded	22,554	112	23,020	74
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	486	—	596	—
Consumer	423	2	93	1
Total acquired with an allowance recorded	909	2	689	1
Total acquired impaired loans and leases	23,463	114	23,709	75

Total impaired loans and leases	$74,240	$379	$60,191	$333

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,655	$119	$4,403	$65
Commercial	16,602	412	15,095	474
Consumer	3,865	55	4,156	45
Total originated with no related allowance recorded	26,122	586	23,654	584
With an allowance recorded:
Commercial real estate	4,957	146	4,791	148
Commercial	13,017	5	6,687	8
Consumer	165	—	112	—
Total originated with an allowance recorded	18,139	151	11,590	156
Total originated impaired loans and leases	44,261	737	35,244	740

Acquired:
With no related allowance recorded:
Commercial real estate	8,341	126	9,912	114
Commercial	4,254	66	4,516	48
Consumer	7,795	51	7,927	48
Total acquired with no related allowance recorded	20,390	243	22,355	210
With an allowance recorded:
Commercial real estate	1,458	—	81	—
Commercial	486	—	689	—
Consumer	490	6	274	6
Total acquired with an allowance recorded	2,434	6	1,044	6
Total acquired impaired loans and leases	22,824	249	23,399	216

Total impaired loans and leases	$67,085	$986	$58,643	$956

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$153	$5,580	$—	$98	$5,831
Collectively evaluated for impairment	26,978	20,365	150	3,928	51,421
Total originated loans and leases	27,131	25,945	150	4,026	57,252

Acquired:
Individually evaluated for impairment	—	410	—	29	439
Collectively evaluated for impairment	260	19	—	40	319
Acquired with deteriorated credit quality	665	90	—	127	882
Total acquired loans and leases	925	519	—	196	1,640

Total allowance for loan and lease losses	$28,056	$26,464	$150	$4,222	$58,892

Loans and Leases:
Originated:
Individually evaluated for impairment	$11,151	$35,185	$—	$3,610	$49,946
Collectively evaluated for impairment	2,683,110	1,413,462	7,607	831,798	4,935,977
Total originated loans and leases	2,694,261	1,448,647	7,607	835,408	4,985,923

Acquired:
Individually evaluated for impairment	546	3,454	—	2,865	6,865
Collectively evaluated for impairment	51,933	11,860	—	78,531	142,324
Acquired with deteriorated credit quality	136,688	6,905	—	53,595	197,188
Total acquired loans and leases	189,167	22,219	—	134,991	346,377

Total loans and leases	$2,883,428	$1,470,866	$7,607	$970,399	$5,332,300

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

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

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,303	$17,953
On nonaccrual	15,715	4,965
Total troubled debt restructurings	$32,018	$22,918

Total troubled debt restructuring loans and leases increased by $9.1 million to $32.0 million at September 30, 2016 from $22.9 million at December 31, 2015. The increase was primarily due to $8.8 million of taxi medallion loans which were restructured under the definition of a troubled debt restructuring and placed on nonaccrual during the first nine months of 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended September 30, 2016
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	2	$812	$812	$220	$473	$—	1	$348
Equipment financing	1	433	433	—	433	—	2	353
Total Originated	3	1,245	1,245	220	906	—	3	701

Acquired:
Home equity	4	323	323	20	146	—	—	—
Total Acquired	4	323	323	20	146	—	—	—

Total	7	$1,568	$1,568	$240	$1,052	$—	3	$701

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended September 30, 2015
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	7	$5,600	$5,197	$119	$239	$—	—	$—
Equipment financing	4	318	305	—	—	—	—	—
Residential mortgage	1	152	153	—	153	—	—	—
Home equity	2	$273	$274		$101
Total Originated	14	6,343	5,929	119	493	—	—	—

Acquired:
Commercial	2	379	372	—	—	—	1	399
Home equity	1	175	174		—	—	—	—
Total Acquired	3	554	546	—	—	—	1	399

Total	17	$6,897	$6,475	$119	$493	$—	1	$399

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	At and for the Nine Months Ended September 30, 2016
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$1,155	$1,127	$—	$1,127	$—	—	$—
Commercial	22	9,701	9,504	3,478	9,136	—	2	376
Equipment financing	3	797	786	—	786	—	2	353
Total Originated	27	11,653	11,417	3,478	11,049	—	4	729

Acquired:
Commercial	—	—	—	—	—	—	2	696
Home equity	5	374	372	20	146	—	—	—
Total Acquired	5	374	372	20	146	—	2	696

Total	32	$12,027	$11,789	$3,498	$11,195	$—	6	$1,425

	At and for the Nine Months Ended September 30, 2015
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	8	$5,735	$5,429	$119	$239	$—	—	$—
Equipment financing	5	430	403	—	—	—	—	—
Residential mortgage	1	152	153	—	153	—	—	—
Home Equity	2	273	274		101
Total Originated	16	6,590	6,259	119	493	—	—	—

Acquired:
Commercial	4	642	634	—	12	—	1	399
Home Equity	2	200	197	—	23	—	—	—
Total Acquired	6	842	831	—	35	—	1	399

Total	22	$7,432	$7,090	$119	$528	$—	1	$399

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

The following table sets forth the Company’s balances of troubled debt restructurings that were modified for the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Loans with one modification:
Extended maturity	$528	$1,632	$604	$2,137
Adjusted principal	—	—	410	—
Interest only	—	1,335	2,346	1,335
Combination maturity, principal, interest rate	1,040	906	8,201	1,004
Total loans with one modification	1,568	3,873	11,561	4,476

Loans with more than one modification:
Extended maturity	—	2,602	228	2,603
Combination maturity, principal, interest rate	—	—	—	11
Total loans with more than one modification	—	2,602	228	2,614

Total loans with modifications	$1,568	$6,475	$11,789	$7,090

The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the three months and nine months ended September 30, 2016 were $28 thousand and $110 thousand, respectively. The net recoveries of performing and nonperforming troubled debt restructuring loans and leases for the three months ended September 30, 2015 was $3 thousand; while the net charge-offs for the performing and nonperforming troubled debt restructuring loans and leases for the nine months ended September 30, 2015 was $14 thousand.

As of September 30, 2016 and 2015, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)               Goodwill and Other Intangible Assets

The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2016	At December 31, 2015
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	7,665	9,544
Trade name	1,089	1,089
Total other intangible assets	8,754	10,633
Total goodwill and other intangible assets	$146,644	$148,523

The Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with a carrying value of $1.1 million has an indefinite life.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at September 30, 2016 is as follows:

Remainder of 2016	$621
Year ending:
2017	2,089
2018	1,669
2019	1,295
2020	944
2021	601
Thereafter	446
Total	$7,665

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

(7)               Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2016 and September 30, 2015, the Company’s other comprehensive income (loss) include the following two components: (1) unrealized holding gains (losses) on investment securities available-for-sale, and (2) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2016	$5,618	$351	$5,969
Other comprehensive loss	(1,073)	—	(1,073)
Balance at September 30, 2016	$4,545	$351	$4,896

	Three Months Ended September 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2015	$(1,886)	$111	$(1,775)
Other comprehensive income	2,966	—	2,966
Balance at September 30, 2015	$1,080	$111	$1,191

	Nine Months Ended September 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive income	7,372	—	7,372
Balance at September 30, 2016	$4,545	$351	$4,896

	Nine Months Ended September 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive income	2,813	—	2,813
Balance at September 30, 2015	$1,080	$111	$1,191

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and September 30, 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

(8)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps, and floors) as part of its interest-rate risk management strategy. These agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2016 or December 31, 2015, respectively.

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

As the interest-rate swaps associated with this program do not meet hedge accounting requirements and the requirement of the underlying collateral of the customer swaps, the fair value of the customer swaps and the offsetting swaps are not materially different and do not significantly impact the Company’s results of operations. The Company had 107 interest-rate swaps related to this program with an aggregate notional amount of $747.2 million at September 30, 2016, compared with 64 interest-rate swaps with an aggregate notional amount of $490.6 million at December 31, 2015.

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at September 30, 2016 and December 31, 2015.

	At September 30, 2016		At December 31, 2015
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$24,790	$24,790	$8,656	$8,781

Certain derivative agreements contain provisions that require the Company to pledge collateral (in the form of financial instruments and/or cash) if the derivative exposure exceeds a threshold amount. The Company had pledged collateral of $37.3 million and $14.7 million in the normal course of business at September 30, 2016 and December 31, 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2016
	Gross Amounts of Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$24,790	$—	$24,790	$—	$—	$24,790

Liability Derivatives	$24,790	$—	$24,790	$36,629	$720	$—

	At December 31, 2015
	Gross Amounts of Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$8,656	$—	$8,656	$—	$—	$8,656

Liability Derivatives	$8,781	$—	$8,781	$9,873	$4,790	$—

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

(9)       Stock Based Compensation

As of September 30, 2016, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan (the "2011 RSA") with 500,000 authorized shares, and the 2014 Equity Incentive Plan (the "2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA, and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

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

During the three months and nine months ended September 30, 2016, 134,809 shares and 136,139 shares were issued upon satisfaction of required conditions of the Plans, net of shares withheld to cover taxes, respectively. This compared to 107,133 shares, net and 112,553 shares, net during three months and nine months ended September 30, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Total expense for the Plans was $0.6 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Total expense for the Plans was $1.4 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

(10)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$13,617	$13,617	$12,888	$12,888

Denominator:
Weighted average shares outstanding	70,299,722	70,299,722	70,129,056	70,129,056
Effect of dilutive securities	—	151,038	—	110,964
Adjusted weighted average shares outstanding	70,299,722	70,450,760	70,129,056	70,240,020

EPS	$0.19	$0.19	$0.18	$0.18

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$39,083	$39,083	$36,456	$36,456

Denominator:
Weighted average shares outstanding	70,228,127	70,228,127	70,071,999	70,071,999
Effect of dilutive securities	—	166,338	—	135,984
Adjusted weighted average shares outstanding	70,228,127	70,394,465	70,071,999	70,207,983

EPS	$0.56	$0.56	$0.52	$0.52

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

(11)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2016 and September 30, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs debentures	$—	$66,339	$—	$66,339
GSE CMOs	—	172,805	—	172,805
GSE MBSs	—	233,423	—	233,423
SBA commercial loan asset-backed securities	—	111	—	111
Corporate debt obligations	—	49,304	—	49,304
Trust preferred securities	—	1,313	—	1,313
Total debt securities	—	523,295	—	523,295
Marketable equity securities	1,000	—	—	1,000
Total investment securities available-for-sale	$1,000	$523,295	$—	$524,295

Interest-rate swaps	$—	$24,790	$—	$24,790

Liabilities:
Interest-rate swaps	$—	$24,790	$—	$24,790

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

	Carrying Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs debentures	$—	$40,627	$—	$40,627
GSE CMOs	—	193,816	—	193,816
GSE MBSs	—	229,881	—	229,881
SBA commercial loan asset-backed securities	—	147	—	147
Corporate debt obligations	—	46,486	—	46,486
Trust preferred securities	—	1,267	—	1,267
Total debt securities	—	512,224	—	512,224
Marketable equity securities	977	—	—	977
Total investment securities available-for-sale	$977	$512,224	$—	$513,201

Interest-rate swaps	$—	$8,656	$—	$8,656

Liabilities:
Interest-rate swaps	$—	$8,781	$—	$8,781

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads, and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2016 and December 31, 2015, respectively, none of the investment securities available-for-sale were valued using pricing models included in Level 3.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended, September 30, 2016 and 2015, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The tables below summarize assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$33,414	$33,414
OREO	—	—	367	367
Repossessed assets	—	785	—	785
Total assets measured at fair value on a non-recurring basis	$—	$785	$33,781	$34,566

	Carrying Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,137	$12,137
OREO	—	—	729	729
Repossessed assets	—	614	—	614
Total assets measured at fair value on a non-recurring basis	$—	$614	$12,866	$13,480

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
At and for the Nine Months Ended September 30, 2016 and 2015

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At September 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$33,414	$12,137	Appraisal of collateral (1)
Other real estate owned	$367	$729	Appraisal of collateral (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of the unobservable inputs used may vary but is generally 0% - 10% on the discount for costs to sell and 0% - 15% on appraisal adjustments.

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
At and for the Nine Months Ended September 30, 2016 and 2015

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At September 30, 2016
Financial assets:
Investment securities held-to-maturity:
GSEs debentures	$14,734	$14,705	$—	$14,705	$—
GSE MBSs	18,710	18,752	—	18,752	—
Municipal obligations	43,150	44,131	—	44,131	—
Foreign government obligations	500	491	—	—	491
Loans held-for-sale	21,109	21,109	—	21,109	—
Loans and leases, net	5,273,408	5,206,031	—	—	5,206,031
Financial liabilities:
Certificates of deposit	1,106,046	1,115,664	—	1,115,664	—
Borrowed funds	1,022,653	1,027,986	—	1,027,986	—

At December 31, 2015
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$34,915	$34,819	$—	$34,819	$—
GSE MBSs	19,291	18,986	—	18,986	—
Municipal obligations	39,051	39,390	—	39,390	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	13,383	13,383	—	13,383	—
Loans and leases, net	4,938,801	4,857,060	—	—	4,857,060
Financial liabilities:
Certificates of deposit	1,087,872	1,091,906	—	1,091,906	—
Borrowed funds	983,029	981,349	—	981,349	—

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
At and for the Nine Months Ended September 30, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2016	At December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$68,304	$36,000
Commercial	74,655	78,017
Residential mortgage	5,019	19,430
Unadvanced portion of loans and leases	585,295	648,291
Unused lines of credit:
Home equity	328,116	280,786
Other consumer	14,476	12,383
Other commercial	188	529
Unused letters of credit:
Financial standby letters of credit	10,978	12,389
Performance standby letters of credit	472	392
Commercial and similar letters of credit	1,717	821
Back-to-back interest-rate swaps (Notional principal amounts)	747,233	490,632

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at September 30, 2016 and December 31, 2015.
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
The fair value for both interest rate swap assets and liabilities was $24.8 million at September 30, 2016. The fair value of interest rate swap assets and liabilities was $8.7 million and $8.8 million, respectively, at December 31, 2015.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2016 and 2015

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2016	$1,283
Year ending:
2017	4,919
2018	4,563
2019	3,712
2020	3,155
2021	2,646
Thereafter	11,993
Total	$32,271

The leases contain escalation clauses for real estate taxes and other expenditures. Total rent expense was $1.3 million and $1.4 million during the three months ended September 30, 2016 and 2015. Total rental expense was $3.9 million and $4.0 million during the nine months ended September 30, 2016 and 2015, respectively. The reduction in rent expense was attributable to the Company entering into two new sublease agreements on properties that had been previously vacated.

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

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic	$0.19	$0.18	$0.18	$0.19	$0.18
Book value per share (end of period)	9.90	9.82	9.69	9.51	9.45
Tangible book value per share (end of period) (1)	7.81	7.73	7.59	7.39	7.33
Dividends paid per common share	0.09	0.09	0.09	0.09	0.09
Stock price (end of period)	12.19	11.03	11.01	11.50	10.14

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.48%	3.44%	3.45%	3.54%	3.54%
Return on average assets	0.86%	0.81%	0.84%	0.89%	0.89%
Return on average tangible assets (1)	0.88%	0.83%	0.86%	0.92%	0.91%
Return on average stockholders’ equity	7.83%	7.38%	7.57%	7.99%	7.81%
Return on average tangible stockholders' equity (1)	9.94%	9.40%	9.69%	10.28%	10.11%
Dividend payout ratio (1)	46.60%	50.07%	49.45%	47.54%	49.13%
Efficiency ratio (3)	57.89%	57.97%	57.57%	57.59%	58.59%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.04%	0.31%	0.03%	0.11%	0.13%
Nonperforming loans and leases as a percentage of total loans and leases	0.70%	0.63%	0.62%	0.39%	0.41%
Nonperforming assets as a percentage of total assets	0.61%	0.54%	0.53%	0.34%	0.36%
Allowance for loan and lease losses as a percentage of total loans and leases	1.10%	1.09%	1.14%	1.14%	1.17%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.15%	1.13%	1.20%	1.20%	1.25%

CAPITAL RATIOS
Stockholders’ equity to total assets	10.91%	10.95%	11.01%	11.05%	11.36%
Tangible equity ratio (1)	8.82%	8.82%	8.83%	8.81%	9.04%

FINANCIAL CONDITION DATA
Total assets	$6,380,312	$6,296,502	$6,181,030	$6,042,338	$5,839,529
Total loans and leases	5,332,300	5,259,038	5,130,445	4,995,540	4,829,152
Allowance for loan and lease losses	58,892	57,258	58,606	56,739	56,472
Goodwill and identified intangible assets	146,644	147,267	147,888	148,523	149,247
Total deposits	4,564,906	4,485,154	4,393,456	4,306,018	4,144,577
Total borrowed funds	1,022,653	1,028,439	1,028,309	983,029	960,220
Stockholders’ equity	696,371	689,656	680,417	667,485	663,468

EARNINGS DATA
Net interest income	$52,350	$50,257	$49,203	$50,078	$48,587
Provision for credit losses	2,215	2,545	2,378	1,520	1,755
Non-interest income	5,329	5,375	6,469	6,063	4,784
Non-interest expense	33,388	32,250	32,053	32,329	31,270
Net income	13,617	12,654	12,812	13,327	12,888

(1)	Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

Executive Overview

Growth

Total assets of $6.4 billion at September 30, 2016 increased $338.0 million, or 7.5% on an annualized basis, from December 31, 2015. The increase was primarily driven by an increase in loans and leases.

Total loans and leases of $5.3 billion at September 30, 2016 increased $336.8 million, or 9.0% on an annualized basis, from $5.0 billion at December 31, 2015. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.4 billion, or 81.7% of total loans and leases, at September 30, 2016, an increase of $315.6 million, or 10.4% on an annualized basis, from $4.0 billion, or 80.9% of total loans and leases, at December 31, 2015.

Total deposits of $4.6 billion at September 30, 2016 increased $258.9 million from December 31, 2015. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 10.0% annualized rate during the first nine months of 2016.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.10% and 1.14% at September 30, 2016 and December 31, 2015. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.15% and 1.20% at September 30, 2016 and December 31, 2015, respectively. The Company continued to employ its historical underwriting methodology throughout the nine month period ended September 30, 2016.

Nonperforming assets at September 30, 2016 totaled $38.7 million, or 0.61% of total assets, as compared with $20.7 million, or 0.34% of total assets, at December 31, 2015. The increase was primarily due to $19.0 million of taxi medallion loans which were placed on non-accrual and downgraded during the first nine months of 2016. Net charge-offs decreased $3.5 million to $0.5 million for the three months ended September 30, 2016 from $4.0 million for the second quarter of 2016 due primarily to a charge-off of $3.4 million on a relationship in the second quarter of 2016 which had a specific reserve of $3.3 million that was recorded in 2015.

Capital Strength

The Company is a "well-capitalized" bank holding company as defined in the Federal Reserve Board's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 10.51% at September 30, 2016, compared to 10.62% at December 31, 2015, while the Company’s Tier 1 Leverage Ratio was 9.13% at September 30, 2016, compared to 9.37% at December 31, 2015. The Company's Tier 1 Risk-Based Ratio was 10.81% at September 30, 2016, compared to 10.91% at December 31, 2015 while the Total Risk-Based Ratio was 13.36% at September 30, 2016, compared to 13.54% at December 31, 2015.

The Company's ratio of stockholders’ equity to total assets was 10.91% and 11.05% at September 30, 2016 and December 31, 2015, respectively. The Company's tangible equity ratio was 8.82% and 8.81% at September 30, 2016 and December 31, 2015, respectively.

Net Income

For the three months ended September 30, 2016, the Company reported net income of $13.6 million, or $0.19 per basic and diluted share, up $0.7 million, or 5.7%, from $12.9 million, or $0.18 per basic and diluted share, for the three months ended September 30, 2015. This increase in net income is primarily the result of an increase in net interest income of $3.8 million and an increase in non-interest income of $0.5 million, offset by an increase in the provision for credit losses of $0.5 million, an increase in non-interest expense of $2.1 million, and an increase in provision for income taxes of $0.9 million. Refer to “Results of Operations" below for further discussion.

For the nine months ended September 30, 2016, the Company reported net income of $39.1 million, or $0.56 per basic and diluted share, up $2.6 million, or 7.2%, from $36.5 million, or $0.52 per basic share, for the nine months ended September 30, 2015. This increase is the result of an increase in net interest income of $7.5 million and an increase in non-interest income of $3.1 million, offset by an increase in the provision for credit losses of $1.2 million, an increase in non-interest expense of $4.7 million, an increase in provision for income taxes of $1.8 million, and an increase in net income attributed to noncontrolling interest of $0.3 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.86% and 0.84% for the three and nine months ended September 30, 2016, compared to 0.89% and 0.84% for the three and nine months ended September 30, 2015, respectively. The annualized return on average stockholders’ equity was 7.83% and 7.59% for the three and nine months ended September 30, 2016, compared to 7.81% and 7.43% for the three and nine months ended September 30, 2015.

Net interest margin was 3.48% for the three months ended September 30, 2016, compared to 3.54% for the three months ended September 30, 2015. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, the result of a decrease in the yield on interest-earning assets by six basis points to 4.10% for the three months ended September 30, 2016 from 4.16% for the three months ended September 30, 2015 and an increase of three basis points in interest-bearing liabilities to 0.78% for the three months ended September 30, 2016 from 0.75% for the three months ended September 30, 2015.

Net interest margin was 3.46% for the nine months ended September 30, 2016, compared to 3.53% for the nine months ended September 30, 2015. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, the result of a decrease in the yield on interest-earning assets by six basis points to 4.05% for the nine months ended September 30, 2016 from 4.11% for the nine months ended September 30, 2015 and an increase of three basis points in interest-bearing liabilities to 0.78% for the nine months ended September 30, 2016 from 0.75% for the nine months ended September 30, 2015.

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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Net income, as reported	$13,617	$12,654	$12,812	$13,327	$12,888

Average total assets	$6,360,097	$6,237,463	$6,092,858	$5,957,191	$5,790,469
Less: Average goodwill and average identified intangible assets, net	146,997	147,619	148,248	148,930	149,669
Average tangible assets	$6,213,100	$6,089,844	$5,944,610	$5,808,261	$5,640,800

Return on average tangible assets (annualized)	0.88%	0.83%	0.86%	0.92%	0.91%

Average total stockholders’ equity	$695,205	$685,996	$677,101	$667,471	$659,761
Less: Average goodwill and average identified intangible assets, net	146,997	147,619	148,248	148,930	149,669
Average tangible stockholders’ equity	$548,208	$538,377	$528,853	$518,541	$510,092

Return on average tangible stockholders’ equity (annualized)	9.94%	9.40%	9.69%	10.28%	10.11%

The following table summarizes the Company’s tangible equity ratio at the dates indicated:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Total stockholders’ equity	$696,371	$689,656	$680,417	$667,485	$663,468
Less: Goodwill and identified intangible assets, net	146,644	147,267	147,888	148,523	149,247
Tangible stockholders’ equity	$549,727	$542,389	$532,529	$518,962	$514,221

Total assets	$6,380,312	$6,296,502	$6,181,030	$6,042,338	$5,839,529
Less: Goodwill and identified intangible assets, net	146,644	147,267	147,888	148,523	149,247
Tangible assets	$6,233,668	$6,149,235	$6,033,142	$5,893,815	$5,690,282

Tangible equity ratio	8.82%	8.82%	8.83%	8.81%	9.04%

The following table summarizes the Company’s tangible book value per share at the dates indicated:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$549,727	$542,389	$532,529	$518,962	$514,221

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	4,734,512	4,862,193	4,861,554	4,861,554	4,861,085
Less: Unallocated ESOP shares	185,787	194,880	203,973	213,066	222,645
Less: Unvested restricted shares	476,938	484,066	486,035	486,035	486,999
Common shares outstanding	70,347,208	70,203,306	70,192,883	70,183,790	70,173,716

Tangible book value per share	$7.81	$7.73	$7.59	$7.39	$7.33

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Dividends paid	$6,346	$6,336	$6,336	$6,335	$6,332

Net income, as reported	$13,617	$12,654	$12,812	$13,327	$12,888

Dividend payout ratio	46.60%	50.07%	49.45%	47.54%	49.13%

 The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease at the dates indicated:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Allowance for loan and lease losses	$58,892	$57,258	$58,606	$56,739	$56,472
Less: Allowance for acquired loan and lease losses	1,640	2,178	1,938	1,752	2,048
Allowance for originated loan and lease losses	$57,252	$55,080	$56,668	$54,987	$54,424

Total loans and leases	$5,332,300	$5,259,038	$5,130,445	$4,995,540	$4,829,152
Less: Total acquired loans and leases	346,377	371,986	395,782	422,652	457,922
Total originated loans and leases	$4,985,923	$4,887,052	$4,734,663	$4,572,888	$4,371,230

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.15%	1.13%	1.20%	1.20%	1.25%

Financial Condition

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At September 30, 2016		At December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$2,038,477	38.3%	$1,875,592	37.5%
Multi-family mortgage	703,743	13.2%	658,480	13.2%
Construction	141,208	2.6%	130,322	2.6%
Total commercial real estate loans	2,883,428	54.1%	2,664,394	53.3%
Commercial loans and leases:
Commercial	652,316	12.2%	592,531	11.9%
Equipment financing	764,647	14.4%	721,890	14.5%
Condominium association	53,903	1.0%	59,875	1.2%
Total commercial loans and leases	1,470,866	27.6%	1,374,296	27.6%
Indirect automobile	7,607	0.1%	13,678	0.3%
Consumer loans:
Residential mortgage	617,065	11.6%	616,449	12.3%
Home equity	340,954	6.4%	314,553	6.3%
Other consumer	12,380	0.2%	12,170	0.2%
Total consumer loans	970,399	18.2%	943,172	18.8%
Total loans and leases	5,332,300	100.0%	4,995,540	100.0%
Allowance for loan and lease losses	(58,892)		(56,739)
Net loans and leases	$5,273,408		$4,938,801

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the nine months ended September 30, 2016:

	At September 30, 2016	At December 31, 2015	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,883,428	$2,664,394	$219,034	11.0%
Commercial	1,470,866	1,374,296	96,570	9.4%
Indirect automobile	7,607	13,678	(6,071)	-59.2%
Consumer	970,399	943,172	27,227	3.8%
Total loans and leases	$5,332,300	$4,995,540	$336,760	9.0%

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
As of September 30, 2016, there were three borrowers with aggregated loans outstanding of $35 million or greater. The total of those loans was $132 million or 2.48% of total loans outstanding as of September 30, 2016.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits, and other matters relevant to loan underwriting.
Commercial Real Estate Loans

The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 54.1% of total loans and leases outstanding at September 30, 2016.

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

At September 30, 2016, the commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($726.5 million), office buildings ($647.8 million), retail stores ($546.1 million), industrial properties ($298.4 million), and mixed-use properties ($196.9 million) at . As of the close of the third quarter, over 97.28% of the commercial real estate loans outstanding were secured by properties located in New England.

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

Commercial Loans and Leases

The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.6% of total loans outstanding at September 30, 2016.

The Company provides commercial banking services to companies in its market area. Approximately 50.7% of the commercial loans outstanding at September 30, 2016 were made to borrowers located in New England. The remaining 49.3% of the commercial loans outstanding were made to borrowers in other areas in the United States of America primarily by the Company's equipment financing divisions with approximately 17.2% of those balances made to borrowers in New York and New Jersey. Product offerings include lines of credit, term loans, letters of credit, deposit services, and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

Consumer Loans

The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.2% of total loans outstanding at September 30, 2016. The Company focuses its mortgage loans on existing and new customers within its branch networks in the urban and suburban marketplaces in the greater Boston and Providence metropolitan areas. Loans outstanding in the indirect automobile portfolio totaled $7.6 million at September 30, 2016, down from $13.7 million at December 31, 2015. In December 2014, the Company ceased the origination of indirect automobile loans and in March 2015 sold $255.2 million of the indirect automobile loan portfolio. As of September 30, 2016, the Company continues to service the remaining portfolio.

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

In general, the Company maintains three, five, and seven year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are generally not maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At September 30, 2016, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At September 30, 2016, other consumer loans equaled $12.4 million, or 0.2% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of these loans.

Asset Quality

Criticized and Classified Assets

The Company’s management rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At September 30, 2016, the Company had $63.7 million of total assets, including acquired assets, that were designated as criticized. This compares to $49.0 million of assets that were designated as criticized at December 31, 2015. The increase in criticized assets was primarily due to several criticized taxi medallion loans which were downgraded during the first nine months of 2016. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

Nonperforming Assets

“Nonperforming assets” consist of nonperforming loans and leases, other real estate owned (“OREO”) and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered “nonperforming loans and leases” until a history of collection of at least nine months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company’s unaudited consolidated balance sheets.

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At September 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$1,688	$5,482
Multi-family mortgage	1,418	291
Commercial	24,051	6,264
Equipment financing	6,652	2,610
Indirect automobile	179	675
Residential mortgage	1,749	2,225
Home equity	1,780	1,757
Other consumer	35	29
Total nonaccrual loans and leases	37,552	19,333
OREO	367	729
Other repossessed assets	785	614
Total nonperforming assets	$38,704	$20,676

Loans and leases past due greater than 90 days and still accruing	$8,275	$8,690

Total nonperforming loans and leases as a percentage of total loans and leases	0.70%	0.39%
Total nonperforming assets as a percentage of total assets	0.61%	0.34%

Total nonperforming assets, which are composed of nonaccrual loans and leases, OREO and other repossessed assets, increased $18.0 million from $20.7 million at December 31, 2015 to $38.7 million at September 30, 2016. The increase was primarily due to $19.0 million of taxi medallion loans which were placed on non-accrual and downgraded during the first nine months of 2016.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,303	$17,953
On nonaccrual	15,715	4,965
Total troubled debt restructurings	$32,018	$22,918

Total troubled debt restructuring loans and leases increased by $9.1 million to $32.0 million at September 30, 2016 from $22.9 million at December 31, 2015. The increase was primarily due to $8.8 million of taxi medallion loans which were restructured under the definition of a troubled debt restructuring, and placed on nonaccrual during the first nine months of 2016.

The following table presents the changes in troubled debt restructured loans and leases for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Balance at beginning of period	$31,314	$20,186	$22,918	$20,440
Additions	1,568	6,475	11,789	7,090
Net charge-offs (recoveries)	28	—	110	(25)
Repayments	(892)	(2,955)	(2,799)	(3,799)
Balance at end of period	$32,018	$23,706	$32,018	$23,706

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

During the three months ended September 30 2015, the Company enhanced and refined its general allowance methodology to provide a more precise quantification of probable losses in the portfolio. Under the enhanced methodology, management combined the historical loss information of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

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

As of September 30, 2016, the Company had a portfolio of approximately $36.0 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge.  Recently, application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the taxi area, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans.  This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in troubled debt restructurings. Therefore, beginning with the three months ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.

As of September 30, 2016, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $6.0 million of which $4.7 million were specific reserves and $1.3 million was a general reserve. As of December 31, 2015, the Company had a general reserve for loan and lease losses associated with taxi medallion loans of $4.3 million. The total troubled debt restructured loans and leases secured by taxi medallions increased by $8.8 million from $1.3 million at December 31, 2015 to $10.1 million at September 30, 2016. The total loans and leases secured by taxi medallions that were placed on nonaccrual increased to $18.0 million at September 30, 2016 from zero at December 31, 2015. However, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that which is provided for in the allowance for loan and lease losses.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015.

	At and for the Three Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2016	$29,861	$22,916	$183	$4,298	$—	$57,258
Charge-offs	(50)	(545)	(109)	(135)	—	(839)
Recoveries	—	170	102	47	—	319
(Credit) provision for loan and lease losses	(1,755)	3,923	(26)	12	—	2,154
Balance at September 30, 2016	$28,056	$26,464	$150	$4,222	$—	$58,892

Total loans and leases	$2,883,428	$1,470,866	$7,607	$970,399	N/A	$5,332,300
Allowance for loan and lease losses as a percentage of total loans and leases	0.97%	1.80%	1.97%	0.44%	N/A	1.10%

	At and for the Three Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398
Charge-offs	—	(1,388)	(296)	(247)	—	(1,931)
Recoveries	—	112	179	41	—	332
Provision (credit) for loan and lease losses	1,845	2,009	57	322	(2,560)	1,673
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

Total loans and leases	$2,563,371	$1,322,604	$16,294	$926,883	N/A	$4,829,152
Allowance for loan and lease losses as a percentage of total loans and leases	1.21%	1.58%	1.97%	0.45%	N/A	1.17%

	At and for the Nine Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739
Charge-offs	(1,534)	(3,250)	(472)	(782)	—	(6,038)
Recoveries	—	495	467	138	—	1,100
(Credit) provision for loan and lease losses	(561)	7,201	(114)	565	—	7,091
Balance at September 30, 2016	$28,056	$26,464	$150	$4,222	$—	$58,892

Total loans and leases	$2,883,428	$1,470,866	$7,607	$970,399	N/A	$5,332,300
Allowance for loan and lease losses as a percentage of total loans and leases	0.97%	1.80%	1.97%	0.44%	N/A	1.10%

	At and for the Nine Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(2,083)	(1,513)	(479)	—	(4,625)
Recoveries	—	418	1,170	83	—	1,671
Provision (credit) for loan and lease losses	2,017	6,670	(1,667)	1,165	(2,418)	5,767
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

Total loans and leases	$2,563,371	$1,322,604	$16,294	$926,883	N/A	$4,829,152
Allowance for loan and lease losses as a percentage of total loans and leases	1.21%	1.58%	1.97%	0.45%	N/A	1.17%

The allowance for loan and lease losses was $58.9 million at September 30, 2016, or 1.10% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $56.7 million or 1.14% of total loans and leases outstanding, at December 31, 2015. The increase in the allowance for loan and lease losses from December 31, 2015 to September 30, 2016 was due to loan growth of $336.8 million for the nine months ended September 30, 2016, and the increase in specific reserve for taxi medallion loans, partially offset by the reduction in reserve due to changes in the historical loss factors of the commercial real estate and consumer portfolios.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $28.1 million at September 30, 2016, or 0.97% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $30.2 million, or 1.13% of total commercial real estate loans outstanding, at December 31, 2015. Specific reserves on commercial real estate loans were $0.2 million and $2.3 million at September 30, 2016 and December 31, 2015, respectively. The $2.1 million decrease in the allowance for commercial real estate loan losses during the first nine months of 2016 was primarily driven by the decrease in specific reserves due to an impaired commercial real estate loan which was charged off during the second quarter of 2016 and the decrease in reserve due to the changes in loss factors, partially offset by the increase in reserve due to loan growth of $219.0 million, or 11.0% on an annualized basis from December 31, 2015.

The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.66% at September 30, 2016 from 1.03% at December 31, 2015. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.11% at September 30, 2016 from 0.13% at December 31, 2015.

Net charge-offs in the commercial real estate loan portfolio for the three months ended September 30, 2016 were $0.1 million. There were no charge-offs or recoveries for the three months ended September 30, 2015. As a percentage of average commercial real estate loans, annualized net charge-offs for the three months ended September 30, 2016 were 0.01%.

Net charge-offs in the commercial real estate loan portfolio for the nine months ended September 30, 2016 and September 30, 2015 were $1.5 million and $0.6 million, respectively. The increase in net charge-offs was due to the charge-off of $1.0 million for a commercial real estate loan during the nine months ended September 30, 2016. As a percentage of average commercial real estate loans, annualized net charge-offs for the nine months ended September 30, 2016 and September 30, 2015 were 0.07% and 0.03%, respectively.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $26.5 million, or 1.8% of total commercial loans and leases outstanding, at September 30, 2016, compared to $22.0 million, or 1.60%, at December 31, 2015.  Specific reserves on commercial loans and leases increased from $1.3 million at December 31, 2015 to $6.0 million at September 30, 2016. The $4.5 million increase in the allowance for commercial loan and lease losses during the first nine months of 2016 was primarily driven by loan growth of $96.6 million, or 9.4% on an annualized basis, from December 31, 2015, and the increase in specific reserve for impaired taxi medallion loans, partially offset by the decrease in reserve due to risk rating migration.

The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 3.03% at September 30, 2016 as compared to 1.57% at December 31, 2015. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 1.97% at September 30, 2016 from 0.46% at December 31, 2015.

Net charge-offs in the commercial loan and lease portfolio for the three months ended September 30, 2016 and September 30, 2015 were $0.4 million and $1.3 million, respectively. As a percentage of average commercial loans and leases, the annualized net charge-offs for the three months ended September 30, 2016 and September 30, 2015 were 0.10% and 0.39%, respectively.

Net charge-offs in the commercial loan and lease portfolio for the nine months ended September 30, 2016 and September 30, 2015 were $2.8 million and $1.7 million, respectively. The increase in net charge-offs was primarily due to the charge-off of $1.8 million for a commercial relationship during the nine months ended September 30, 2016 which was recorded in the second quarter of 2016. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2016 and September 30, 2015 were 0.26% and 0.18%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $0.2 million, or 1.97% of total indirect automobile loans outstanding, at September 30, 2016, compared to $0.3 million, or 1.97% of the indirect automobile portfolio outstanding, at December 31, 2015. Loans outstanding decreased $6.1 million from $13.7 million at December 31, 2015 to $7.6 million at September 30, 2016. There were no loans individually evaluated for impairment in the indirect automobile portfolio at September 30, 2016 and December 31, 2015.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased to 44.6% at September 30, 2016 from 45.5% at December 31, 2015. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans decreased to 2.35% at September 30, 2016 compared to 4.93% at December 31, 2015.

Net charge-offs in the indirect automobile portfolio for the three months ended September 30, 2016 and September 30, 2015 were $7.0 thousand and $117.0 thousand, respectively. As a percentage of average indirect automobile loans, the annualized net recoveries for the three months ended September 30, 2016 and September 30, 2015 were 0.33% and 2.62%, respectively.

Net charge-offs in the indirect automobile portfolio for the nine months ended September 30, 2016 was $5.0 thousand. This compared to net charge-offs of $0.3 million for the nine months ended September 30, 2015. As a percentage of average indirect automobile loans, the annualized net recoveries for the nine months ended September 30, 2016 was 0.06%. This compared to annualized net charge-offs of 0.43% for the nine months ended September 30, 2015.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.2 million, or 0.44% of total consumer loans and leases outstanding, at September 30, 2016, compared to $4.3 million, or 0.46%, at December 31, 2015. Specific reserves on consumer loans were $127.0 thousand and $9.0 thousand at September 30, 2016 and December 31, 2015, respectively. The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.22% at September 30, 2016 from 0.29% at December 31, 2015.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. The data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrower. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years, and the low level of loan delinquencies at September 30, 2016. If the local economy weakens, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer loan portfolio for the three months ended September 30, 2016 and September 30, 2015 were $0.1 million and $0.2 million, respectively. As a percentage of average consumer loans, the annualized net charge-offs for the three months ended September 30, 2016 and September 30, 2015 were 0.04% and 0.09%, respectively.

Net charge-offs in the consumer loan portfolio for the nine months ended September 30, 2016 and September 30, 2015 were $0.6 million and $0.4 million, respectively. As a percentage of average consumer loans, the annualized net charge-offs for the nine months ended September 30, 2016 and September 30, 2015 were 0.09% and 0.06%, respectively.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2016			At December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$18,791	31.9%	38.3%	$21,100	37.3%	37.5%
Multi-family	6,389	10.8%	13.2%	6,376	11.2%	13.2%
Construction	2,876	4.9%	2.6%	2,675	4.7%	2.6%
Total commercial real estate loans	28,056	47.6%	54.1%	30,151	53.2%	53.3%
Commercial loans and leases:
Commercial	16,195	27.6%	12.2%	12,745	22.5%	11.9%
Equipment financing	9,852	16.7%	14.4%	8,809	15.5%	14.5%
Condominium association	417	0.7%	1.0%	464	0.8%	1.2%
Total commercial loans and leases	26,464	45.0%	27.6%	22,018	38.8%	27.6%
Indirect automobile	150	0.3%	0.1%	269	0.5%	0.3%
Consumer loans:
Residential mortgage	1,909	3.2%	11.6%	2,069	3.6%	12.3%
Home equity	2,266	3.8%	6.4%	2,149	3.8%	6.3%
Other consumer	47	0.1%	0.2%	83	0.1%	0.2%
Total consumer loans	4,222	7.1%	18.2%	4,301	7.5%	18.8%
Total	$58,892	100.0%	100.0%	$56,739	100.0%	100.0%

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

Cash, cash equivalents, and investment securities decreased approximately $16.5 million, or 9.7% on an annualized basis, to $665.9 million at September 30, 2016 from $682.4 million at December 31, 2015. The decrease was primarily driven by a decrease in cash balances, as excess balances were utilized to help fund loan growth. Cash, cash equivalents, and investment securities were 10% of total assets at September 30, 2016 and 11.3% of total assets at December 31, 2015.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At September 30, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$64,713	$66,339	$40,658	$40,627
GSE CMOs	172,606	172,805	198,000	193,816
GSE MBSs	229,040	233,423	230,213	229,881
SBA commercial loan asset-backed securities	112	111	148	147
Corporate debt obligations	48,306	49,304	46,160	46,486
Trust preferred securities	1,468	1,313	1,466	1,267
Total debt securities	516,245	523,295	516,645	512,224
Marketable equity securities	964	1,000	956	977
Total investment securities available-for-sale	$517,209	$524,295	$517,601	$513,201

Investment securities held-to-maturity:
GSEs	$14,734	$14,705	$34,915	$34,819
GSE MBSs	18,710	18,752	19,291	18,986
Municipal obligations	43,150	44,131	39,051	39,390
Foreign government obligations	500	491	500	500
Total investment securities held-to-maturity	$77,094	$78,079	$93,757	$93,695

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

Maturities, calls, and principal repayments for investment securities available-for-sale totaled $76.2 million and $77.6 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company purchased $77.3 million of investment securities available-for-sale. This compared to $50.5 million in purchases of investment securities available-for-sale for the same period in 2015. During the nine months ended September 30, 2016 and 2015, the Company did not sell any investment securities available-for-sale.

Maturities, calls, and principal repayments for investment securities held-to-maturity totaled $41.3 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company purchased $25.0 million of investment securities held-to-maturity. This compared to $68.5 million in purchases of investment securities held-to-maturity for the same period in 2015. During the nine months ended September 30, 2016 and 2015, the Company did not sell any investment securities held-to-maturity.

At September 30, 2016, the fair value of all investment securities available-for-sale was $524.3 million, with net unrealized gains of $7.1 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million at December 31, 2015. At September 30, 2016, $78.1 million, or 14.9% of the portfolio, had gross unrealized losses of $0.7 million. This compares to $368.1 million, or 71.7% of the portfolio, with gross unrealized losses of $6.0 million at December 31, 2015.

At September 30, 2016, the fair value of all investment securities held-to-maturity was $78.1 million with an amortized cost of $77.1 million and net unrealized gains of $1.0 million, compared to a fair value of $93.7 million, which approximated cost, at December 31, 2015. At September 30, 2016, $19.1 million, or 24.5% of the portfolio, had gross unrealized losses of $52.0 thousand. This compares to $52.3 million, or 55.8% of the portfolio, with gross unrealized losses of $0.4 million at December 31, 2015.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that these investment securities are not other-than-temporarily impaired at September 30, 2016. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 13, “Fair Value of Financial Instruments.”

Restricted Equity Securities

FRB Stock

The Company invests in the stock of the FRB, as required by the Banks’ membership in the FRB. As of September 30, 2016 and December 31, 2015, the Company owned stock in the FRB with a carrying value of $16.8 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow funds. As of September 30, 2016 and December 31, 2015, the Company owned stock in the FHLBB with a carrying value of $48.5 million and $48.9 million, respectively. As of September 30, 2016 and December 31, 2015, the Company maintained an excess balance of capital stock of $2.0 million and $4.3 million, respectively, which allows for additional borrowing capacity at each of the Banks. The decrease of the excess balance of capital stock was the result of a stock buyback by the FHLBB in the total amount of $1.4 million for one of the three Banks. The FHLBB stated that it remained in compliance with all regulatory capital ratios and was classified as “adequately capitalized” by its regulator at June 30, 2016, representing the most recent information available.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At September 30, 2016			At December 31, 2015
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$889,278	19.5%	—%	$799,117	18.6%	—%

NOW accounts	298,629	6.5%	0.07%	283,972	6.6%	0.07%
Savings accounts	591,156	13.0%	0.21%	540,788	12.5%	0.25%
Money market accounts	1,679,797	36.8%	0.45%	1,594,269	37.0%	0.44%
Certificate of deposit accounts	1,106,046	24.2%	1.01%	1,087,872	25.3%	0.93%
Total interest-bearing deposits	3,675,628	80.5%	0.55%	3,506,901	81.4%	0.53%
Total deposits	$4,564,906	100.0%	0.44%	$4,306,018	100.0%	0.43%

Total deposits increased $258.9 million, or 8.0% on an annualized basis, to $4.6 billion at September 30, 2016 as compared to $4.3 billion at December 31, 2015. As a percentage of total assets, deposits increased from 71.3% at December 31, 2015 to 71.5% at September 30, 2016, primarily due to change in balance sheet mix.

At September 30, 2016, the Company had $247.6 million of brokered deposits compared to $252.3 million at December 31, 2015. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $18.2 million, or 2.2% on an annualized basis, during the nine months ended September 30, 2016. Certificates of deposit decreased as a percentage of total deposits to 24.2% at September 30, 2016 from 25.3% at December 31, 2015.

During the nine months ended September 30, 2016, core deposits increased $240.7 million, or 10.0% on an annualized basis. As a percentage of total deposits, the ratio increased from 74.7% at December 31, 2015 to 75.8% at September 30, 2016, primarily due to the shift in deposit mix.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$863,854	19.1%	—%	$793,785	19.1%	—%
NOW accounts	295,762	6.6%	0.07%	246,163	5.9%	0.07%
Savings accounts	566,192	12.5%	0.22%	516,877	12.5%	0.20%
Money market accounts	1,678,937	37.2%	0.45%	1,550,477	37.4%	0.43%
Total core deposits	3,404,745	75.5%	0.26%	3,107,302	74.9%	0.25%
Certificate of deposit accounts	1,112,831	24.6%	1.01%	1,043,418	25.1%	0.90%
Total deposits	$4,517,576	100.0%	0.45%	$4,150,720	100.0%	0.43%

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$829,659	18.7%	0.00%	$757,811	18.4%	0.00%
NOW accounts	289,908	6.5%	0.07%	244,253	5.9%	0.07%
Savings accounts	561,798	12.7%	0.24%	537,606	13.0%	0.20%
Money market accounts	1,654,700	37.2%	0.45%	1,544,085	37.4%	0.45%
Total core deposits	3,336,065	75.2%	0.27%	3,083,755	74.7%	0.27%
Certificate of deposit accounts	1,107,600	24.9%	0.99%	1,042,111	25.3%	0.88%
Total deposits	$4,443,665	100.0%	0.45%	$4,125,866	100.0%	0.42%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At September 30, 2016		At December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$173,139	0.86%	$135,434	0.74%
Over six months through 12 months	74,487	0.95%	135,210	1.00%
Over 12 months	196,689	1.47%	142,057	1.44%
	$444,315	1.15%	$412,701	1.07%

Borrowed Funds

The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Average balance outstanding	$1,050,849	$916,379	$1,013,865	$958,830
Maximum amount outstanding at any month-end during the period	1,050,118	960,220	1,050,118	1,094,460
Balance outstanding at end of period	1,022,653	960,220	1,022,653	960,220
Weighted average interest rate for the period	1.52%	1.61%	1.55%	1.55%
Weighted average interest rate at end of period	1.56%	1.55%	1.56%	1.55%

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

FHLBB borrowings increased $39.1 million to $901.0 million at September 30, 2016 from $861.9 million at December 31, 2015. The increase in FHLBB borrowings was primarily due to additional advances to fund loan and lease growth. The Company also benefited from $14.1 million of borrowings at 0% interest for three years from a program offered by the FHLBB to Boston member banks who invest in small business loans to customers that create or preserve jobs in New England in the first quarter of 2016.

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with commercial customers increased $0.4 million during the nine months ended September 30, 2016, from $38.2 million as of December 31, 2015 to $38.6 million as of September 30, 2016, as customers shifted funds from other deposit products.

Subordinated Debentures and Notes

The Company has $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at September 30, 2016	Carrying Amount at December 31, 2015
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2016	$4,745	$4,724
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2016	4,618	4,588
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,680	73,624
				$83,043	$82,936

The above carrying amounts of the subordinated debentures included $636.8 thousand of accretion adjustments and $1.3 million of capitalized debt issuance costs as of September 30, 2016. This compares to $688.4 thousand of accretion adjustments and $1.4 million of capitalized debt issuance costs as of December 31, 2015.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2016 or December 31, 2015. The following table summarizes certain information concerning the Company’s interest-rate swaps at September 30, 2016 and at December 31, 2015:

	Interest-Rate Swaps
	At September 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Notional principal amounts	$747,233	$490,632
Fixed weighted average interest rate from the Company to counterparty	4.11%	4.30%
Floating weighted average interest rate from counterparty to the Company	2.53%	2.40%
Weighted average remaining term to maturity (in months)	96	100
Fair value:
Recognized as an asset	$24,790	$8,656
Recognized as a liability	$24,790	$8,781

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $696.4 million at September 30, 2016, a $28.9 million increase compared to $667.5 million at December 31, 2015. The increase primarily reflects net income attributable to the Company of $39.1 million for the nine months ended September 30, 2016, an unrealized gain on securities available-for-sale of $7.4 million (after-tax), an increase of $1.0 million related to stock-based compensation, offset by common stock dividends of $19.0 million paid in that same period.

Stockholders’ equity represented 10.91% of total assets at September 30, 2016, as compared to 11.05% at December 31, 2015. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.82% of tangible assets (total assets less goodwill and identified intangible assets, net) at September 30, 2016, as compared to 8.81% at December 31, 2015.

The Company's dividend payout ratio for the three months ended September 30, 2016 and 2015 was 46.60% and 49.13%, respectively.

Results of Operations — Comparison of the Three and Nine-Month Periods Ended September 30, 2016 and September 30, 2015

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

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the differential between asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How interest-rate risk is measured and, once measured, how much interest-rate risk is taken is based on numerous assumptions and other subjective judgments. See the discussion in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

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

Net Interest Income

Net interest income of $52.4 million for the three months ended September 30, 2016 increased $3.8 million, or 7.7%, as compared to the three months ended September 30, 2015. This overall increase was the result of an increase in total interest income of $4.8 million, or 8.5%, to $61.5 million for the three months ended September 30, 2016, offset by an increase in interest expense of $1.1 million, or 13.3%, to $9.2 million for the three months ended September 30, 2016. Refer to “Results of Operations - Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2016 and September 30, 2015 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2016 and September 30, 2015 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest income of $151.8 million for the nine months ended September 30, 2016 increased approximately $7.5 million, or 5.2%, as compared to the nine months ended September 30, 2015. This overall increase was the result of an increase in total interest income of $10.2 million, or 6.1%, to $178.7 million at September 30, 2016 from $168.5 million at September 30, 2015, offset by an increase in interest expense of $2.7 million, or 11.1%, to $26.9 million at September 30, 2016 from $24.2 million at September 30, 2015. Refer to “Results of Operations - Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2016 and September 30, 2015 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2016 and September 30, 2015 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin decreased to 3.48% for the three months ended September 30, 2016 from 3.54% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the net interest margin decreased to 3.46% from 3.53% for the nine months ended September 30, 2015. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.10% in the three months ended September 30, 2016 from 4.16% during the three months ended September 30, 2015. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the competition in most loan categories as well as decreases in income from restricted equity securities and interest payments on debt securities during the three months ended September 30, 2016. In the three months ended September 30, 2016, the Company benefited from a $0.9 million accretion on acquired loans and leases, which contributed six basis points to yields on interest-earning assets, compared to $0.8 million, or six basis points, in the three months ended September 30, 2015. In addition, the Company recorded $1.2 million in prepayment penalties, which contributed eight basis points to yields on interest-earning assets, in the three months ended September 30, 2016, compared to $0.9 million, or seven basis points, in the three months ended September 30, 2015.

The yield on interest-earning assets decreased to 4.05% for the nine months ended September 30, 2016 from 4.11% for the nine months ended September 30, 2015. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties and late charges, and the increase in income from restricted equity securities, debt securities, and other short term investments. During the nine months ended September 30, 2016, the Company benefited from a $1.3 million accretion on acquired loans and leases, which contributed three basis points to yields on interest-earning assets, compared to $2.8 million, or seven basis points, in the nine months ended September 30, 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion. In addition, the Company recorded $2.7 million in prepayment penalties, which contributed six basis points to yields on interest-earning assets, in the nine months ended September 30, 2015, compared to $2.4 million, or six basis points, in the nine months ended September 30, 2015.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased two basis points to 0.65% for the three months ended September 30, 2016 from 0.63% for the three months ended September 30, 2015. The overall cost of funds increased two basis points to 0.65% for the nine months ended September 30, 2016 from 0.63% for the nine months ended September 30, 2015. Refer to "Financial Condition - Borrowed Funds" above for more details.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread, and net interest margin for the three and nine months ended September 30, 2016 and September 30, 2015, respectively. Average balances are derived from daily average balances and yields include fees, costs, and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$604,394	$2,910	1.93%	$587,804	$2,904	1.98%
Marketable and restricted equity securities	66,981	836	4.99%	76,530	1,111	5.81%
Short-term investments	36,273	47	0.51%	36,163	17	0.19%
Total investments	707,648	3,793	2.14%	700,497	4,032	2.30%
Commercial real estate loans (2)	2,872,733	29,470	4.10%	2,531,729	26,739	4.22%
Commercial loans and leases (2)	717,265	7,130	3.90%	636,756	6,570	4.05%
Equipment financing (2)	759,622	12,189	6.42%	664,010	11,300	6.81%
Indirect automobile loans (2)	8,466	103	4.83%	17,872	182	4.05%
Residential mortgage loans (2)	620,741	5,513	3.55%	613,678	5,437	3.54%
Other consumer loans (2)	348,050	3,707	4.22%	315,402	2,707	3.40%
Total loans and leases	5,326,877	58,112	4.36%	4,779,447	52,935	4.43%
Total interest-earning assets	6,034,525	61,905	4.10%	5,479,944	56,967	4.16%
Allowance for loan and lease losses	(58,032)			(56,833)
Non-interest-earning assets	383,604			367,358
Total assets	$6,360,097			$5,790,469

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$295,762	52	0.07%	$246,163	44	0.07%
Savings accounts	566,192	318	0.22%	516,877	257	0.20%
Money market accounts	1,678,937	1,905	0.45%	1,550,477	1,664	0.43%
Certificates of deposit	1,112,831	2,837	1.01%	1,043,418	2,361	0.90%
Total interest-bearing deposits (3)	3,653,722	5,112	0.56%	3,356,935	4,326	0.51%
Advances from the FHLBB	921,396	2,778	1.18%	801,379	2,495	1.22%
Subordinated debentures and notes	83,036	1,259	6.07%	82,866	1,251	6.04%
Other borrowed funds	46,417	32	0.27%	32,134	28	0.34%
Total borrowed funds	1,050,849	4,069	1.52%	916,379	3,774	1.61%
Total interest-bearing liabilities	4,704,571	9,181	0.78%	4,273,314	8,100	0.75%
Non-interest-bearing liabilities:
Demand checking accounts	863,854			793,785
Other non-interest-bearing liabilities	90,025			58,414
Total liabilities	5,658,450			5,125,513
Brookline Bancorp, Inc. stockholders’ equity	695,205			659,761
Noncontrolling interest in subsidiary	6,442			5,195
Total liabilities and equity	$6,360,097			$5,790,469
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		52,724	3.32%		48,867	3.41%
Less adjustment of tax-exempt income		374			280
Net interest income		$52,350			$48,587
Net interest margin (5)			3.48%			3.54%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45% and 0.41% in the three months ended September 30, 2016 and September 30, 2015, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$604,603	$9,078	2.00%	$577,967	$8,529	1.97%
Marketable and restricted equity securities	66,764	2,247	4.49%	76,218	2,126	3.72%
Short-term investments	46,198	149	0.43%	57,197	98	0.23%
Total investments	717,565	11,474	2.13%	711,382	10,753	2.02%
Commercial real estate loans (2)	2,785,472	85,014	4.07%	2,504,739	79,375	4.23%
Commercial loans (2)	692,634	20,430	3.88%	629,115	19,471	4.09%
Equipment financing (2)	738,990	35,690	6.44%	634,310	32,637	6.86%
Indirect automobile loans (2)	10,398	365	4.68%	106,210	2,542	3.20%
Residential mortgage loans (2)	624,102	16,705	3.57%	593,371	16,005	3.60%
Other consumer loans (2)	339,672	10,024	3.93%	307,878	8,373	3.63%
Total loans and leases	5,191,268	168,228	4.32%	4,775,623	158,403	4.42%
Total interest-earning assets	5,908,833	179,702	4.05%	5,487,005	169,156	4.11%
Allowance for loan and lease losses	(57,982)			(55,536)
Non-interest-earning assets	379,761			370,038
Total assets	$6,230,612			$5,801,507

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$289,908	156	0.07%	$244,253	132	0.07%
Savings accounts	561,798	998	0.24%	537,606	793	0.20%
Money market accounts	1,654,700	5,547	0.45%	1,544,085	5,173	0.45%
Certificates of deposit	1,107,600	8,174	0.99%	1,042,111	6,828	0.88%
Total interest-bearing deposits (3)	3,614,006	14,875	0.55%	3,368,055	12,926	0.51%
Advances from the FHLBB	888,406	8,125	1.20%	841,196	7,414	1.16%
Subordinated debentures and notes	82,996	3,773	6.06%	82,826	3,749	6.03%
Other borrowed funds	42,463	82	0.26%	34,808	86	0.33%
Total borrowed funds	1,013,865	11,980	1.55%	958,830	11,249	1.55%
Total interest-bearing liabilities	4,627,871	26,855	0.78%	4,326,885	24,175	0.75%
Non-interest-bearing liabilities:
Demand checking accounts	829,659			757,811
Other non-interest-bearing liabilities	80,774			57,328
Total liabilities	5,538,304			5,142,024
Brookline Bancorp, Inc. stockholders’ equity	686,134			654,596
Noncontrolling interest in subsidiary	6,174			4,887
Total liabilities and equity	$6,230,612			$5,801,507
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		152,847	3.27%		144,981	3.36%
Less adjustment of tax-exempt income		1,037			694
Net interest income		$151,810			$144,287
Net interest margin (5)			3.46%			3.53%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45% and 0.41% in the nine months ended September 30, 2016 and September 30, 2015, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$81	$(75)	$6	$413	$136	$549
Marketable and restricted equity securities	(129)	(146)	(275)	(284)	405	121
Short-term investments	—	30	30	(22)	73	51
Total investments	(48)	(191)	(239)	107	614	721
Loans and leases:
Commercial real estate loans	3,516	(785)	2,731	8,703	(3,064)	5,639
Commercial loans and leases	805	(245)	560	1,947	(988)	959
Equipment financing	1,567	(678)	889	5,136	(2,083)	3,053
Indirect automobile loans	(109)	30	(79)	(2,995)	818	(2,177)
Residential mortgage loans	61	15	76	833	(133)	700
Other consumer loans	300	700	1,000	917	734	1,651
Total loans and leases	6,140	(963)	5,177	14,541	(4,716)	9,825
Total change in interest and dividend income	6,092	(1,154)	4,938	14,648	(4,102)	10,546

Interest expense
Deposits:
NOW accounts	8	—	8	24	—	24
Savings accounts	30	31	61	38	167	205
Money market accounts	154	87	241	374	—	374
Certificates of deposit	168	308	476	450	896	1,346
Total deposits	360	426	786	886	1,063	1,949
Borrowed funds:
Advances from the FHLBB	364	(81)	283	440	271	711
Subordinated debentures and notes	2	6	8	7	17	24
Other borrowed funds	10	(6)	4	17	(21)	(4)
Total borrowed funds	376	(81)	295	464	267	731
Total change in interest expense	736	345	1,081	1,350	1,330	2,680
Change in tax-exempt income	94	—	94	343	—	343
Change in net interest income	$5,262	$(1,499)	$3,763	$12,955	$(5,432)	$7,523

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$29,470	$26,739	$2,731	10.2%	$85,014	$79,374	$5,640	7.1%
Commercial loans	6,876	6,360	516	8.1%	19,676	18,859	817	4.3%
Equipment financing	12,188	11,300	888	7.9%	35,690	32,637	3,053	9.4%
Indirect automobile loans	103	182	(79)	-43.4%	365	2,542	(2,177)	-85.6%
Residential mortgage loans	5,514	5,437	77	1.4%	16,705	16,005	700	4.4%
Other consumer loans	3,707	2,707	1,000	36.9%	10,024	8,373	1,651	19.7%
Total interest income — loans and leases	$57,858	$52,725	$5,133	9.7%	$167,474	$157,790	$9,684	6.1%

Interest income from loans and leases was $57.8 million for the three months ended September 30, 2016, resulting in a yield on total loans and leases of 4.36%. This compares to $52.7 million of interest on loans and leases and a yield of 4.43% for the three months ended September 30, 2015. The year-over-year increase of $5.1 million in interest income from loans and leases was due to an increase of $6.1 million due to increase in origination volume, offset by a decrease of $1.0 million due to changes in rate. Accretion on acquired loans and leases of $0.9 million contributed six basis points to net interest margin during the three months ended September 30, 2016, compared to $0.8 million and six basis points in the three months ended September 30, 2015.

Interest income from loans and leases was $167.5 million for the nine months ended September 30, 2016, resulting in a yield on total loans and leases of 4.32%. This compares to $157.8 million of interest on loans and leases and a yield of 4.42% for the nine months ended September 30, 2015. The year-over-year increase of $9.7 million in interest income from loans and leases was due to an increase of $14.5 million in increased origination volume, offset by a decrease of $4.7 million for changes in rate. Accretion on acquired loans and leases of $1.3 million contributed three basis points to the net interest margin for the nine months ended September 30, 2016, compared to $2.8 million and seven basis points for the nine months ended September 30, 2015. The decrease was primarily due to the continued paydowns of acquired loans and the recognition of related purchase accounting accretion.

Investments

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,822	$2,866	$(44)	-1.5%	$8,829	$8,480	$349	4.1%
Marketable and restricted equity securities	804	1,079	(275)	-25.5%	2,213	2,094	119	5.7%
Short-term investments	47	17	30	176.5%	149	98	51	52.0%
Total interest income — investments	$3,673	$3,962	$(289)	-7.3%	$11,191	$10,672	$519	4.9%

Total investment income was $3.7 million for the three months ended September 30, 2016, compared to $4.0 million for the three months ended September 30, 2015. The yield on investments decreased to 2.14% for the three months ended September 30, 2016 from 2.30% for the three months ended September 30, 2015. The $0.3 million year-over-year decrease in quarterly interest income on investments was primarily driven by lower rates.

Total investment income was $11.2 million for the nine months ended September 30, 2016, compared to $10.7 million for the nine months ended September 30, 2015. The yield on investments increase to 2.13% for the nine months ended

September 30, 2016 from 2.02% for the nine months ended September 30, 2015. The $0.5 million year-over-year increase in quarterly interest income on investments was driven by a $0.6 million increase due to higher rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$52	$44	$8	18.2%	$156	$132	$24	18.2%
Savings accounts	318	257	61	23.7%	998	793	205	25.9%
Money market accounts	1,905	1,664	241	14.5%	5,547	5,173	374	7.2%
Certificates of deposit	2,837	2,361	476	20.2%	8,174	6,828	1,346	19.7%
Total interest expense - deposits	5,112	4,326	786	18.2%	14,875	12,926	1,949	15.1%
Borrowed funds:
Advances from the FHLBB	2,778	2,495	283	11.3%	8,125	7,414	711	9.6%
Subordinated debentures and notes	1,259	1,251	8	0.6%	3,773	3,749	24	0.6%
Other borrowed funds	32	28	4	14.3%	82	86	(4)	-4.7%
Total interest expense - borrowed funds	4,069	3,774	295	7.8%	11,980	11,249	731	6.5%
Total interest expense	$9,181	$8,100	$1,081	13.3%	$26,855	$24,175	$2,680	11.1%

Deposits

Interest expense on deposits increased by $0.8 million, or 18.2%, to $5.1 million for the three months ended September 30, 2016 from $4.3 million for the three months ended September 30, 2015. The cost of total interest-bearing deposits increased to 0.56% for the three months ended September 30, 2016 from 0.51% during the three months ended September 30, 2015. The increase in interest expense on deposits was driven by a $0.4 million increase in deposit volume and a $0.4 million increase due to deposit rate. Accretion on acquired deposits was $24.0 thousand and $43.0 thousand for the three months ended September 30, 2016 and September 30, 2015, respectively. Accretion did not have an impact on the Company's net interest margin for the three months ended September 30, 2016 and September 30, 2015.

Interest expense on deposits increased by $1.9 million, or 15.1%, to $14.9 million for the nine months ended September 30, 2016 from $12.9 million for the nine months ended September 30, 2015. The cost of total interest-bearing deposits increased to 0.55% in the nine months ended September 30, 2016 from 0.51% during the nine months ended September 30, 2015. The increase in interest expense on deposits was due to a $0.9 million increase in volume and a $1.1 million increase due to deposit rate. Accretion on acquired deposits was $73.0 thousand and $0.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Accretion did not have an impact on the Company's net interest margin for the nine months ended September 30, 2016 and September 30, 2015.

Borrowed Funds

Interest expense on borrowed funds increased by $0.3 million, or 7.8%, to $4.1 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015. The cost of borrowed funds decreased to 1.52% for the three months ended September 30, 2016 from 1.61% for the three months ended September 30, 2015. The increase in interest expense was attributable to a $0.4 million increase as a result of higher volume and a $81.0 thousand decrease due to lower borrowing rates. Accretion on acquired borrowed funds of $0.6 million improved the Company’s net interest margin by four basis points for the three months ended September 30, 2016. This compared to $0.7 million and five basis points for the three months ended September 30, 2015.

Interest expense on borrowed funds increased by $0.7 million, or 6.5%, to $12.0 million for the nine months ended September 30, 2016 from $11.2 million for the nine months ended September 30, 2015. The cost of borrowed funds was unchanged at 1.55% for the nine months ended September 30, 2016 from 1.55% for the nine months ended September 30, 2015. The increase in interest expense was driven by higher volumes. Accretion on acquired borrowed funds of $1.9 million improved the Company’s net interest margin by four basis points for the nine months ended September 30, 2016. This compared to $2.1 million and five basis points for the nine months ended September 30, 2015.

Provision for Credit Losses

The provision for credit losses are set forth below:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(1,755)	$1,845	$(3,600)	-195.1%	$(561)	$2,017	$(2,578)	-127.8%
Commercial	3,923	2,009	1,914	95.3%	7,201	6,670	531	8.0%
Indirect automobile	(26)	57	(83)	-145.6%	(114)	(1,667)	1,553	-93.2%
Consumer	12	322	(310)	-96.3%	565	1,165	(600)	-51.5%
Unallocated	—	(2,560)	2,560	-100.0%	—	(2,418)	2,418	-100.0%
Total provision for loan and lease losses	2,154	1,673	481	28.8%	7,091	5,767	1,324	23.0%
Unfunded credit commitments	61	82	(21)	-25.6%	47	164	(117)	-71.3%
Total provision for credit losses	$2,215	$1,755	$460	26.2%	$7,138	$5,931	$1,207	20.4%

The provision for credit losses increased $0.4 million, or 26.2%, to $2.2 million for the three months ended September 30, 2016 from $1.8 million for the three months ended September 30, 2015. The increase in total provision was primarily driven by continued loan growth in the commercial real estate and commercial portfolios and the increase in specific reserves for the taxi medallion portfolio due to changes in the collateral values, offset by the decrease in provision to cover the net charge-off activity for the period.

The provision for credit losses increased $1.2 million, or 20.4%, to $7.1 million for the nine months ended September 30, 2016 from $5.9 million for the nine months ended September 30, 2015. The increase in total provision was primarily driven by continued loan growth in the commercial real estate and commercial portfolios and the increase in provision for the taxi medallion portfolio, offset by the decrease in provision due to risk rating migration and loss factor changes, the elimination of the unallocated reserve in 2015 and the decrease in provision for indirect automobile portfolio as a result of the sale of the majority of the indirect automobile portfolio in the first quarter of 2015.

See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,289	$2,261	$28	1.2%	$6,650	$6,522	$128	2.0%
Loan fees	330	205	125	61.0%	977	818	159	19.4%
Loan level derivative income, net	858	900	(42)	-4.7%	3,697	1,841	1,856	100.8%
Gain on sales of loans and leases held-for-sale	588	446	142	31.8%	1,986	1,594	392	24.6%
Other	1,264	972	292	30.0%	3,893	3,346	547	16.3%
Total non-interest income	$5,329	$4,784	$545	11.4%	$17,203	$14,121	$3,082	21.8%

Total non-interest income increased $0.5 million, or 11.4%, to $5.3 million for three months ended September 30, 2016, from $4.8 million for the same period in 2015. The increase was primarily due to an increase of $0.1 million in loan fees, an increase of $0.1 million in gain on sales of loans and leases held-for-sale, and an increase of $0.3 million in other income.

Total non-interest income increased $3.1 million, or 21.8% to $17.2 million for the nine months ended September 30, 2016 from $14.1 million for the same period in 2015. The increase was primarily driven by an increase of $1.9 million in loan level derivative income, an increase of $0.4 million in gains on sales of loans and leases held-for-sale, and an increase of $0.5 million in other income.

The increase in loan level derivative income in the nine months ended September 30, 2016 is driven by the new loan level interest rate swap agreements completed in the period.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$20,369	$17,875	$2,494	14.0%	$58,179	$52,484	$5,695	10.9%
Occupancy	3,411	3,535	(124)	-3.5%	10,328	10,444	(116)	-1.1%
Equipment and data processing	3,826	3,600	226	6.3%	11,468	11,300	168	1.5%
Professional services	997	984	13	1.3%	2,925	3,241	(316)	-9.8%
FDIC insurance	956	929	27	2.9%	2,677	2,627	50	1.9%
Advertising and marketing	844	878	(34)	-3.9%	2,558	2,449	109	4.5%
Amortization of identified intangible assets	623	725	(102)	-14.1%	1,879	2,187	(308)	-14.1%
Other	2,362	2,744	(382)	-13.9%	7,707	8,316	(609)	-7.3%
Total non-interest expense	$33,388	$31,270	$2,118	6.8%	$97,721	$93,048	$4,673	5.0%

Non-interest expense increased $2.1 million, or 6.8%, to $33.4 million for the three months ended September 30, 2016 from $31.3 million for the same period in 2015. The increase was primarily due to an increase of $2.5 million in compensation and employee benefits expense, and an increase of $0.2 million in equipment and data processing expense, partially offset by a decrease of $0.4 million in other expense.

Non-interest expense increased $4.7 million, or 5.0%, to $97.7 million for the nine months ended September 30, 2016 from $93.0 million for the same period in 2015. The increase was primarily due to an increase of $5.7 million in compensation and employee benefits expense, offset by a decrease of $0.3 million in professional services and a decrease of $0.6 million in other expense.

The efficiency ratio decreased to 57.89% for three months ended September 30, 2016 from 58.59% for the three months ended September 30, 2015 and decreased to 57.82% for the nine months ended September 30, 2016 from 58.74% for the nine months ended September 30, 2015. Efforts to drive revenue growth contributed to the improvement in the efficiency ratio in 2016.

Compensation and employee benefits expense increased $2.5 million, or 14.0%, to $20.4 million for the three months ended September 30, 2016 from $17.9 million for the same period in 2015 and increased $5.7 million, or 10.9%, to $58.2 million for the nine months ended September 30, 2016 from $52.5 million for the same period in 2015, primarily driven by costs associated with a management change, increases in employee headcount and incentive plans, and an increase in Supplemental Employee Retirement Plan expense due to a decrease in the discount rate.

Equipment and data processing expense increased $0.2 million, or 6.3%, to $3.8 million for the three months ended September 30, 2016 from $3.6 million for the same period in 2015, primarily driven by an increase related to software licenses and consulting for a data storage software program.

Professional services expense decreased $0.3 million, or 9.8% to $2.9 million for the nine months ended September 30, 2016 for the same period in 2015, primarily due to lower audit and compliance fees incurred in 2016.

Other expense decreased $0.4 million, or 13.9% for the three months ended September 30, 2016 from $2.7 million for the same period in 2015 and decreased $0.6 million or 7.3%, to $7.7 million for the nine months ended September 30, 2016 from $8.3 million for the same period in 2015, primarily driven by a reduction in loan collection expense and a gain on the sale of a foreclosed property in the three months ended September 30, 2016.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change	2016	2015	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$22,076	$20,346	$1,730	8.5%	$64,154	$59,429	$4,725	8.0%
Provision for income taxes	7,804	6,897	907	13.2%	22,868	21,116	1,752	8.3%
Net income, before noncontrolling interest in subsidiary	$14,272	$13,449	$823	6.1%	$41,286	$38,313	$2,973	7.8%

Effective tax rate	35.4%	33.9%	N/A	1.5%	35.6%	35.5%	N/A	0.1%

The Company recorded income tax expense of $7.8 million for the three months ended September 30, 2016, compared to $6.9 million for the three months ended September 30, 2015, representing effective tax rates of 35.4% and 33.9%, respectively. The increase in the effective tax rate for three months ended September 30, 2016 is primarily attributable to the adoption of ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, reflected in the 2015 effective tax rate.

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

Deposits, which are considered the most stable source of liquidity, totaled $4.6 billion at September 30, 2016, and represented 81.7% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.3 billion, or 81.4% of total funding, at December 31, 2015. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.5 billion at September 30, 2016 and represented 75.8% of total deposits, compared to core deposits of $3.2 billion, or 74.7% of total deposits, at December 31, 2015. Additionally, the Company maintained $247.6 million of brokered deposits at September 30, 2016, which represented 5.4% of total deposits compared to $252.3 million or 5.9% of total deposits at December 31, 2015. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $1.0 billion at September 30, 2016, representing 18.3% of total funding, compared to $983.0 million, or 18.6% of total funding, at December 31, 2015.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2016, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion as compared to $1.3 billion as of December 31, 2015, based on the level of qualifying collateral available for these borrowings.
As of September 30, 2016, the Banks also had access to funding through certain uncommitted lines of credit of $119.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of September 30, 2016.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company had $75.6 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2016. As of September 30, 2016, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale with balances between 10% and 30% of total assets. At September 30, 2016, cash, cash equivalents and investment securities available-for-sale totaled $588.8 million, or 9% of total assets. This compares to $588.7 million, or 10% of total assets, at December 31, 2015.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2016	At December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$68,304	$36,000
Commercial	74,655	78,017
Residential mortgage	5,019	19,430
Unadvanced portion of loans and leases	585,295	648,291
Unused lines of credit:
Home equity	328,116	280,786
Other consumer	14,476	12,383
Other commercial	188	529
Unused letters of credit:
Financial standby letters of credit	10,978	12,389
Performance standby letters of credit	472	392
Commercial and similar letters of credit	1,717	821
Back-to-back interest-rate swaps (notional amount)	747,233	490,632

Capital Resources

As of September 30, 2016, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of September 30, 2016, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of September 30, 2016 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At September 30, 2016:

Brookline Bancorp, Inc.
Tier 1 Leverage Capital Ratio	(1)	$566,906	9.13%	$248,371	4.00%	$248,371	4.00%	N/A	N/A
Common Equity Tier 1 Capital Ratio	(2)	551,427	10.51%	236,101	4.50%	367,268	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	(3)	566,906	10.81%	314,656	6.00%	445,763	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	(4)	700,833	13.36%	419,660	8.00%	550,804	10.50%	N/A	N/A

Brookline Bank
Tier 1 Leverage Capital Ratio	(1)	$388,033	10.04%	$154,595	4.00%	$154,595	4.00%	$193,244	5.00%
Common Equity Tier 1 Capital Ratio	(2)	381,487	11.43%	150,192	4.50%	233,632	7.00%	216,944	6.50%
Tier 1 Risk-Based Capital Ratio	(3)	388,033	11.63%	200,189	6.00%	283,601	8.50%	266,919	8.00%
Total Risk-Based Capital Ratio	(4)	427,777	12.82%	266,944	8.00%	350,363	10.50%	333,679	10.00%

BankRI
Tier 1 Leverage Capital Ratio	(1)	$178,526	8.88%	$80,417	4.00%	$80,417	4.00%	$100,521	5.00%
Common Equity Tier 1 Capital Ratio	(2)	178,526	10.89%	73,771	4.50%	114,755	7.00%	106,558	6.50%
Tier 1 Risk-Based Capital Ratio	(3)	178,526	10.89%	98,361	6.00%	139,345	8.50%	131,149	8.00%
Total Risk-Based Capital Ratio	(4)	195,176	11.90%	131,211	8.00%	172,214	10.50%	164,013	10.00%

First Ipswich
Tier 1 Leverage Capital Ratio	(1)	$33,330	9.15%	$14,570	4.00%	$14,570	4.00%	$18,213	5.00%
Common Equity Tier 1 Capital Ratio	(2)	33,330	13.00%	11,537	4.50%	17,947	7.00%	16,665	6.50%
Tier 1 Risk-Based Capital Ratio	(3)	33,330	13.00%	15,383	6.00%	21,793	8.50%	20,511	8.00%
Total Risk-Based Capital Ratio	(4)	36,547	14.25%	20,518	8.00%	26,929	10.50%	25,647	10.00%

1.	Tier 1 Leverage Capital Ratio is calculated by dividing Tier 1 Capital by average assets.

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at September 30, 2016 or December 31, 2015. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The

ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at September 30, 2016.

As of September 30, 2016, net interest income simulation indicated that the Company’s exposure to changing interest rates was within policy limits. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2016		December 31, 2015
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	6,279	3.1%	11,616	5.9%
Up 200 basis points	4,603	2.1%	8,144	4.2%
Up 100 basis points	2,177	1.1%	4,246	2.2%
Down 100 basis points	(4,307)	-2.1%	(8,852)	-4.5%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 3.1% at September 30, 2016, compared to a positive 5.9% at December 31, 2015. The decrease in asset sensitivity was primarily due to incremental balance sheet growth funded with short term wholesale funding.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2016, the Company’s one-year cumulative gap was a negative $343.1 million, or 5.8% of total interest-earning assets, compared with a negative $214.1 million, or 3.8% of total interest-earning assets, at December 31, 2015.

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

EVE at Risk Simulation is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk Simulation, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2016, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At September 30, 2016	At December 31, 2015

Up 300%	7.2%	7.1%
Up 200%	4.2%	4.2%
Up 100%	2.2%	2.0%
Down 100%	-4.4%	-7.7%

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (2) Unaudited Consolidated Statements of Income for the three and nine months September 30, 2016 and September 30, 2015; (3) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months September 30, 2016 and September 30, 2015; (4) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and September 30, 2015; (5) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (6) Notes to Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2016 and September 30, 2015.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 4, 2016	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)