Form 10-K
period 2016-12-31
BROOKLINE BANCORP INC
filed 2017-03-01
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2016,
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $759.5 million.
As of February 28, 2017, there were 75,744,445 and 70,560,495 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2016 FORM 10-K

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
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.4%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
BankRI is headquartered in Providence, Rhode Island. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), and BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
First Ipswich is headquartered in Ipswich, Massachusetts. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 5 full-service banking offices on the north shore of eastern Massachusetts. In June 2012, the First National Bank of Ipswich changed its name to First Ipswich Bank.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities including equipment financing are focused primarily in the New York and New Jersey metropolitan area.

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
The loan and lease portfolio grew $403.3 million, or 8.1%, to $5.4 billion as of December 31, 2016 from $5.0 billion as of December 31, 2015. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $4.4 billion, or 81.8% of total loans and leases, as of December 31, 2016, increased $375.3 million, or 9.3%, from $4.0 billion, or 80.8% of total loans and leases, as of December 31, 2015.
Total deposits increased $305.1 million, or 7.1%, to $4.6 billion as of December 31, 2016 from $4.3 billion as of December 31, 2015. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 10.9% to $3.6 billion as of December 31, 2016 from $3.2 billion at December 31, 2015. The Company's core deposits were 77.4% of total deposits as of December 31, 2016, an increase from 74.7% as of December 31, 2015.
Throughout 2016, the Company added $10.2 million to its allowance for loan and lease losses and experienced net charge-offs of $13.3 million to bring the balance to $53.7 million as of December 31, 2016. The ratio of the allowance for loan and lease losses to total loans and leases was 0.99% as of December 31, 2016 compared to 1.14% as of December 31, 2015. Excluding the loans acquired from BankRI and First Ipswich, the ratio of the allowance for loan and lease losses related to originated loans and leases was 1.03% as of December 31, 2016 and 1.20% as of December 31, 2015 respectively. Nonperforming assets as of December 31, 2016 were $41.5 million, up from $20.7 million at the end of 2015. Nonperforming assets were 0.64% and 0.34% of total assets as of December 31, 2016 and December 31, 2015, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $9.3 million, or 4.8%, to $203.7 million in 2016 compared to $194.4 million in 2015. The net interest margin decreased 10 basis points to 3.44% in 2016 from 3.54% in 2015. Net income for 2016 increased $2.6 million, or 5.2%, to $52.4 million from $49.8 million for 2015. Basic and fully diluted earnings per common share ("EPS") increased to $0.74 for 2016 from $0.71 for 2015.
Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which is dominated by several large national banking institutions. Based on total deposits at June 30, 2016, the Company ranks nineteenth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
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
Market Area and Credit Risk Concentration
As of December 31, 2016, the Company, through its Banks, operated 50 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2016 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 63%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 72%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting: conservative debt service coverage, and LTV ratios at origination, lending to seasoned real estate owners/managers, using reasonable capitalization ratios, cross-collateralizing loans to one borrower when deemed prudent, and limiting the amount and types of construction lending. As of December 31, 2016, the largest commercial real estate relationship in the Company’s portfolio was $54.1 million. Many of the Banks’ commercial real estate customers have other commercial borrowing relationships with the Banks.
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
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2016, the largest commercial relationship in the Company’s portfolio was $23.8 million.
Indirect auto loans. As of December 2014, management ceased the origination of indirect automobile loans. Until December 2014, most of Brookline Bank's indirect automobile loans were originated through automobile dealerships located in Massachusetts, Connecticut, Rhode Island and New Hampshire. In March 2015, the Company sold $255.2 million of the indirect automobile portfolio. As of December 31, 2016, the indirect automobile portfolio was $6.1 million and the largest indirect automobile loan was $33.3 thousand. Brookline Bank continues to carefully monitor the remaining indirect auto loan portfolio performance and the effect of economic conditions on consumers and the automobile industry. First Ipswich and BankRI do not engage in indirect automobile lending.
Consumer loans. Retail customers of Brookline Bank and First Ipswich live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2016, the largest consumer relationship in the Company’s portfolio was $7.8 million.

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
Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.0% in October 2009. In December 2016, the unemployment rate was 4.7% nationally, down from 5.0% at the end of 2015.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in both Massachusetts and Rhode island are, in order: education and health services; trade, transportation and utilities, a sector that includes wholesale and retail trade; and business and professional services. The unemployment rate in Massachusetts decreased to 2.8% in December 2016 from 4.7% in December 2015, significantly lower than the national average. The unemployment rate in Rhode Island decreased to 5.0% in December 2016 from 5.1% in December 2015, slightly higher than the national average.
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
Personnel
As of December 31, 2016, the Company had 695 full-time employees and 48 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
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
Acquisitions and Activities
The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. Further, as a Massachusetts bank holding company, the Company generally must obtain the prior approval of the Massachusetts Board of Bank Incorporation to acquire ownership or control of more than 5% of any voting stock in any other banking institution, acquire substantially all the assets of a bank, or merge with another bank holding company. However, there is an exemption from this approval requirement in certain cases in which the banking institution to be acquired, simultaneously with the acquisition, merges with a banking institution subsidiary of the Company in a transaction approved by the Massachusetts Commissioner of Banks.
The BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.
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
Deposit Insurance
Deposit obligations of the Banks are insured up to applicable limits by the FDIC’s insurance program. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. Additionally, Brookline Bank is a member bank of the Depositors Insurance Fund ("DIF") The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Brookline Bank is also insured by the DIF, and as such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Additionally, Brookline Bank is required to file reports with the DIF.
The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agencies’ evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, issuance of unsecured debt and levels of brokered deposits. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.
To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Banks, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The final rule provided that these changes would become effective July 1, 2016 if the reserve ratio reached 1.15% prior to that date. On June 30, 2016, the reserve ratio rose to 1.17%, which resulted in the revised deposit insurance assessment pricing becoming effective on July 1, 2016.
Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years. The rule eliminated risk categories for established small banks and uses the financial ratios method. Under this method, each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 will range from 3 to 30 basis points.
The FDIC has the power to adjust the assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company’s FDIC and DIF insurance assessment costs totaled $3.3 million in 2016.
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
Brokered Deposits
Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2016, none of the Banks had brokered deposits in excess of 10% of total deposits.
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
The FRB has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Banks. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
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
A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, under the FRB's prompt corrective action rules, a state member bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The FRB also considers: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks. When determining the adequacy of an institution’s capital, this evaluation is a part of the institution’s regular safety and soundness examination. Each of the Banks is currently considered well-capitalized under all regulatory definitions.
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
The Banks are considered “well capitalized” under the FRB's prompt corrective action rules and the Company is considered “well capitalized” under the FRB's rules applicable to bank holding companies.
Safety and Soundness Standards
The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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

Restrictions on Bank Dividends
The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. As of December 31, 2016, there were no such transactions. Moreover, Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. As of December 31, 2016, there were no such transactions.
Consumer Protection Regulation
The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB"), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB examines the Banks for compliance with CFPB rules and enforce CFPB rules with respect to the Banks.
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
Office of Foreign Assets Control (“OFAC”)
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2016, the Company did not have any transactions with sanctioned countries, nationals, and others.
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
We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
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
We have become subject to new capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company made this election.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
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
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.
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
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.
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
We are a legal entity that is separate and distinct from the Banks. Our revenue (on a parent company only basis) is derived primarily from dividends paid to us by the Banks. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Banks (including depositors), except to the extent that certain claims of ours in a creditor capacity may be recognized. It is possible, depending upon the financial condition of our subsidiary banks and other factors, that applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If one or more of our subsidiary banks is unable to pay dividends to us, we may not be able to service our debt or pay dividends on our common stock. Further, as a result of the capital conservation buffer requirement of the Final Capital Rule, our ability to pay dividends on our common stock or service our debt could be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock and would adversely affect our business, financial condition, results of operations and prospects. See Item 1, “Business-

Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2016, goodwill and other identifiable intangible assets were $146.0 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. The Company's management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2016. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
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
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk, and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.
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
Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact our financial statements.
Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.
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
BankRI conducts its business from 20 banking offices, 6 of which are owned and 14 of which are leased. BankRI's main banking office, is leased and located in Providence, Rhode Island. BankRI also has 3 remote ATM locations, all of which are leased. Macrolease conducts its business from leased premises in Plainview, New York.
First Ipswich conducts its business from 5 banking offices, 1 of which is owned and 4 of which are leased. First Ipswich's main banking office, is owned and located in Ipswich, Massachusetts. First Ipswich also has 1 remote ATM location which is leased.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2016.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2016, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 28, 2017 was 1,912. Market prices for the Company's common stock and dividends paid per quarter during 2016 and 2015 follow.

	Market Prices		Dividend Paid Per Share
	High	Low
2016
First Quarter	$11.21	$10.23	$0.090
Second Quarter	11.69	10.44	0.090
Third Quarter	12.19	10.71	0.090
Fourth Quarter	16.60	12.05	0.090
2015
First Quarter	$10.05	$9.29	$0.085
Second Quarter	11.54	10.10	0.090
Third Quarter	11.66	10.09	0.090
Fourth Quarter	11.89	10.19	0.090

Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. Index values are as of December 31 of each of the indicated years.

	At December 31,
Index	2011	2012	2013	2014	2015	2016
Brookline Bancorp, Inc.	100.00	104.68	122.11	133.10	157.74	232.24
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank $5B-$10B	100.00	117.63	181.48	183.94	212.96	305.09
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
The graph assumes $100 invested on December 31, 2011 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

(c)
There were no purchases made during the year ended December 31, 2016 by or on behalf of the Company of the Company's common stock. As of January 31, 2017, the Company had no authorizations to repurchase outstanding shares.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets (*)	$6,438,129	$6,042,338	$5,800,948	$5,325,651	$5,147,450
Total loans and leases	5,398,864	4,995,540	4,822,607	4,362,465	4,175,712
Allowance for loan and lease losses	53,666	56,739	53,659	48,473	41,152
Investment securities held-to-maturity	87,120	93,757	500	500	500
Investment securities available-for-sale	523,634	513,201	550,761	492,428	481,323
Goodwill and identified intangible assets	146,023	148,523	151,434	154,777	159,400
Total deposits	4,611,076	4,306,018	3,958,106	3,835,006	3,616,259
Core deposits (1)	3,570,054	3,218,146	3,011,398	2,900,338	2,605,318
Certificates of deposit	1,041,022	1,087,872	946,708	934,668	1,010,941
Total borrowed funds	1,044,086	983,029	1,126,404	812,555	853,969
Stockholders' equity (*)	695,544	667,485	641,818	614,412	612,013
Tangible stockholders' equity (*)(**)	549,521	518,962	490,384	459,635	452,613
Nonperforming loans and leases (2)	40,077	19,333	13,714	16,501	22,246
Nonperforming assets (3)	41,476	20,676	15,170	18,079	23,737
EARNINGS DATA
Interest and dividend income	$239,648	$226,910	$218,482	$206,384	$213,200
Interest expense	35,984	32,545	29,414	30,166	35,832
Net interest income	203,664	194,365	189,068	176,218	177,368
Provision for credit losses	10,353	7,451	8,477	10,929	15,888
Non-interest income (*)	22,667	20,184	20,180	15,619	18,782
Non-interest expense (*)	130,362	125,377	129,160	122,442	119,858
Provision for income taxes (*)	30,392	29,353	26,286	20,664	22,523
Net income (*)	52,362	49,782	43,288	36,015	36,654
Operating earnings (**)	52,362	49,782	43,288	36,610	40,626
PER COMMON SHARE DATA
Earnings per share - Basic (*)	$0.74	$0.71	$0.62	$0.52	$0.53
Earnings per share - Diluted (*)	0.74	0.71	0.62	0.52	0.53
Dividends paid per common share	0.36	0.36	0.34	0.34	0.34
Book value per share (end of period) (*)	9.88	9.51	9.16	8.79	8.77
Tangible book value per share (*)(**)	7.81	7.39	7.00	6.58	6.49
Stock price (end of period)	16.40	11.50	10.03	9.55	8.50
PERFORMANCE RATIOS
Net interest margin	3.44%	3.54%	3.61%	3.64%	3.85%
Return on average assets (*)	0.83%	0.85%	0.78%	0.70%	0.73%
Return on average tangible assets (*)(**)	0.85%	0.87%	0.80%	0.72%	0.76%
Return on average stockholders' equity (*)	7.59%	7.57%	6.86%	5.84%	6.04%
Return on average tangible stockholders' equity (*)(**)	9.66%	9.80%	9.06%	7.84%	8.28%
Dividend payout ratio (*)(**)	48.44%	50.15%	55.16%	66.20%	64.87%
Efficiency ratio (*) (4)	57.60%	58.44%	61.73%	63.83%	61.11%

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, Except Per Share Data)
GROWTH RATIOS
Total loan and lease growth (5)	8.07%	3.59%	10.55%	4.47%	53.47%
Total deposit growth (5)	7.08%	8.79%	3.21%	6.05%	60.56%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.25%	0.09%	0.07%	0.08%	0.16%
Nonperforming loans and leases as a percentage of total loans and leases	0.74%	0.39%	0.28%	0.38%	0.53%
Nonperforming assets as a percentage of total assets (*)	0.64%	0.34%	0.26%	0.34%	0.46%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.99%	1.14%	1.11%	1.11%	0.99%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (**)	1.03%	1.20%	1.20%	1.32%	1.32%
CAPITAL RATIOS
Stockholders' equity to total assets (*)	10.80%	11.05%	11.06%	11.54%	11.89%
Tangible equity ratio (*)(**)	8.73%	8.81%	8.68%	8.89%	9.07%
Tier 1 leverage capital ratio	9.16%	9.37%	9.01%	9.36%	9.44%
Common equity Tier 1 capital ratio (***)	10.48%	10.62%	N/A	N/A	N/A
Tier 1 risk-based capital ratio	10.79%	10.91%	10.55%	11.01%	10.85%
Total risk-based capital ratio	13.20%	13.54%	13.24%	12.15%	11.83%
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries; First Ipswich Bank and its subsidiaries; and Brookline Securities Corp.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.
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
The competition for loans and leases and deposits remains intense. While the economy has improved in 2016, the Company expects the operating environment in 2017 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). The low interest rate environment has had and may continue to have a negative impact on the Company's yields and net interest margin. Conversely, rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or leases or to service their existing debt. The future operating results of the Company will depend on its ability to maintain the net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.
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
Executive Overview
Growth
Total assets of $6.4 billion as of December 31, 2016 increased $395.8 million, or 6.6%, from December 31, 2015. The increase was primarily driven by increases in loans and leases and investment securities, partly offset by decreases in cash and cash equivalents.
Total loans and leases of $5.4 billion as of December 31, 2016 increased $403.3 million, or 8.1%, from December 31, 2015. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.4 billion, or 81.8% of total loans and leases as of December 31, 2016, an increase of $375.3 million, or 9.3%, from $4.0 billion, or 80.8% of total loans and leases, as of December 31, 2015.

Total deposits of $4.6 billion as of December 31, 2016 increased $305.1 million, or 7.1%, from $4.3 billion as of December 31, 2015. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.6 billion, or 77.4% of total deposits as of December 31, 2016, an increase of $351.9 million, or 10.9%, from $3.2 billion, or 74.7% of total deposits as of December 31, 2015.
Asset Quality
Nonperforming assets as of December 31, 2016 totaled $41.5 million, or 0.64% of total assets, compared to $20.7 million, or 0.34% of total assets, as of December 31, 2015. Net charge-offs for the year ended December 31, 2016 were $13.3 million, or 0.25% of average loans and leases, compared to $4.3 million, or 0.09% of average loans and leases, for the year ended December 31, 2015.The increase in nonperforming loans and leases and nonperforming assets was primarily driven by certain taxi medallion loans that were placed on nonaccrual as well as commercial real estate nonperforming loans.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.99% as of December 31, 2016, compared to 1.14% as of December 31, 2015. Excluding the loans acquired from BankRI and First Ipswich, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.03% as of December 31, 2016, compared to 1.20% as of December 31, 2015. The Company continued to employ its historical underwriting methodology throughout the twelve month period ended December 31, 2016.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 10.48% as of December 31, 2016, compared to 10.62% as of December 31, 2015. The Company's Tier 1 Leverage Ratio was 9.16% as of December 31, 2016, compared to 9.37% as of December 31, 2015. As of December 31, 2016, the Company's Tier 1 Risk-Based Ratio was 10.79%, compared to 10.91% as of December 31, 2015. The Company's Total Risk-Based Ratio was 13.20% as of December 31, 2016, compared to 13.54% as of December 31, 2015.
The Company's ratio of stockholders' equity to total assets was 10.80% and 11.05% as of December 31, 2016 and December 31, 2015, respectively. The Company's tangible equity ratio was 8.73% and 8.81% as of December 31, 2016 and December 31, 2015, respectively.
Net Income
For the year ended December 31, 2016, the Company reported net income of $52.4 million, or $0.74 per basic and diluted share, an increase of $2.6 million, or 5.2%, from $49.8 million, or $0.71 per basic and diluted share for the year ended December 31, 2015. The increase in net income is primarily the result of an increase in net interest income of $9.3 million and an increase in non-interest income of $2.5 million partially offset by an increase in the provision for credit losses of $2.9 million, an increase in non-interest expense of $5.0 million, and an increase in provision for income taxes of $1.0 million.
The return on average assets was 0.83% for the year ended December 31, 2016, compared to 0.85% for the year ended December 31, 2015. The return on average stockholders' equity was 7.59% for the year ended December 31, 2016, compared to 7.57% for the year ended December 31, 2015.
The net interest margin was 3.44% for the year ended December 31, 2016 down from 3.54% for the year ended December 31, 2015. The compression in the net interest margin is a result of a decrease in the yield on interest-earning assets by 8 basis points to 4.04% in 2016 from 4.12% in 2015, and an increase of 2 basis points in the Company's overall cost of funds to 0.65% in 2016 from 0.63% in 2015.
Results for 2016 included a $10.4 million provision for credit losses, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $2.5 million to $22.7 million for the year ended December 31, 2016 from $20.2 million for the year ended December 31, 2015. Several factors contributed to the year over year increase, including an increase of $0.6 million in loan level derivative income, an increase of $1.0 million in gain on sales of loans and leases held-for-sale, and an increase of $0.6 million in other non-interest income.
Non-interest expense increased $5.0 million to $130.4 million for the year ended December 31, 2016 from $125.4 million for the year ended December 31, 2015. The increase was largely attributable to an increase of $6.6 million in compensation and employee benefit expense offset by a decrease of $1.3 million in other non-interest expense.
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
The market values of the Company's investment securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. There were no impairment losses charged to earnings in 2016, 2015 and 2014.
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
The Company has evaluated the qualitative factors discussed above and assessed the effect identified adverse events or circumstances could have, and based on this analysis has concluded there was no indication of goodwill impairment as of December 31, 2016. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
Recent Accounting Developments
See Note 2, “Recent Accounting Pronouncements” within notes to the consolidated financial statements for information regarding recent accounting developments.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company's results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on tangible assets or equity, the tangible equity ratio, tangible stockholders' equity, tangible book value per share, dividend payout ratio and the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases. Management believes that these non-GAAP financial measures provide useful information to investors for understanding the Company's underlying operating performance and trends. These non-GAAP financial measures may also aid investors in facilitating comparisons with the performance assessment of the Company's financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company's capital position.

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
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (*)	$52,362	$49,782	$43,288	$36,015	$36,654
Adjustments to arrive at operating earnings:
Compensation-related expenses (1)	—	—	—	911	—
Acquisition-related expenses (2)	—	—	—	—	5,396
Total pre-tax adjustments	—	—	—	911	5,396
Tax effect:
Compensation-related expenses (1)	—	—	—	(316)	—
Acquisition-related expenses (2)	—	—	—	—	(1,424)
Total adjustments, net of tax	—	—	—	595	3,972
Operating earnings (*)	$52,362	$49,782	$43,288	$36,610	$40,626

Earnings per share, as reported (*)	$0.74	$0.71	$0.62	$0.52	$0.53
Adjustments to arrive at operating earnings per share:
Compensation-related expenses (1)	—	—	—	0.01	—
Acquisition-related expenses (2)	—	—	—	—	0.06
Total adjustments per share	—	—	—	0.01	0.06
Operating earnings per share (*)	$0.74	$0.71	$0.62	$0.53	$0.59
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

(1) Compensation-related expenses include expense related to the departure of the Company's Chief Financial Officer in 2013.

(2) Acquisition-related expenses include expenses related to the acquisition of BankRI in January 2012.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Operating earnings (*)	$52,362	$49,782	$43,288	$36,610	$40,626

Average total assets (*)	$6,279,722	$5,840,749	$5,556,224	$5,174,232	$4,992,952
Less: Average goodwill and average identified intangible assets, net	147,308	150,020	153,170	157,187	164,301
Average tangible assets (*)	$6,132,414	$5,690,729	$5,403,054	$5,017,045	$4,828,651

Operating return on average assets (*)	0.83%	0.85%	0.78%	0.71%	0.81%

Operating return on average tangible assets (*)	0.85%	0.87%	0.80%	0.73%	0.84%

Average total stockholders' equity (*)	$689,556	$657,841	$630,966	$616,473	$606,821
Less: Average goodwill and average identified intangible assets, net	147,308	150,020	153,170	157,187	164,301
Average tangible stockholders' equity (*)	$542,248	$507,821	$477,796	$459,286	$442,520

Operating return on average stockholders' equity (*)	7.59%	7.57%	6.86%	5.94%	6.69%

Operating return on average tangible stockholders' equity (*)	9.66%	9.80%	9.06%	7.97%	9.18%
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Net income, as reported (*)	$52,362	$49,782	$43,288	$36,015	$36,654

Average total assets (*)	$6,279,722	$5,840,749	$5,556,224	$5,174,232	$4,992,952
Less: Average goodwill and average identified intangible assets, net	147,308	150,020	153,170	157,187	164,301
Average tangible assets (*)	$6,132,414	$5,690,729	$5,403,054	$5,017,045	$4,828,651

Return on average tangible assets (*)	0.85%	0.87%	0.80%	0.72%	0.76%

Average total stockholders' equity (*)	$689,556	$657,841	$630,966	$616,473	$606,821
Less: Average goodwill and average identified intangible assets,net	147,308	150,020	153,170	157,187	164,301
Average tangible stockholders' equity (*)	$542,248	$507,821	$477,796	$459,286	$442,520

Return on average tangible stockholders' equity (*)	9.66%	9.80%	9.06%	7.84%	8.28%
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Total stockholders' equity (*)	$695,544	$667,485	$641,818	$614,412	$612,013
Less: Goodwill and identified intangible assets, net	146,023	148,523	151,434	154,777	159,400
Tangible stockholders' equity (*)	$549,521	$518,962	$490,384	$459,635	$452,613

Total assets (*)	$6,438,129	$6,042,338	$5,800,948	$5,325,651	$5,147,450
Less: Goodwill and identified intangible assets, net	146,023	148,523	151,434	154,777	159,400
Tangible assets (*)	$6,292,106	$5,893,815	$5,649,514	$5,170,874	$4,988,050

Tangible equity ratio (*)	8.73%	8.81%	8.68%	8.89%	9.07%
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Tangible stockholders' equity (*)	$549,521	$518,962	$490,384	$459,635	$452,613

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,749,825
Less:
Treasury shares	4,707,096	4,861,554	5,040,571	5,171,985	5,373,733
Unallocated ESOP	176,688	213,066	251,382	291,666	333,918
Unvested restricted stocks	476,854	486,035	419,702	409,068	295,055
Common shares outstanding	70,383,807	70,183,790	70,032,790	69,871,726	69,747,119

Tangible book value per share (*)	$7.81	$7.39	$7.00	$6.58	$6.49
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Dividends paid	$25,366	$24,967	$23,876	$23,841	$23,777

Net income, as reported (*)	$52,362	$49,782	$43,288	$36,015	$36,654

Dividend payout ratio (*)	48.44%	50.15%	55.16%	66.20%	64.87%
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".
The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012

Allowance for loan and lease losses	$53,666	$56,739	$53,659	$48,473	$41,152
Less: Allowance for acquired loan and lease losses	1,253	1,752	2,848	1,629	—
Allowance for originated loan and lease losses	$52,413	$54,987	$50,811	$46,844	$41,152

Total loans and leases	$5,398,864	$4,995,540	$4,822,607	$4,362,465	$4,175,712
Less: Total acquired loans and leases	315,304	422,652	590,654	815,412	1,059,611
Total originated loan and leases	$5,083,560	$4,572,888	$4,231,953	$3,547,053	$3,116,101

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.03%	1.20%	1.20%	1.32%	1.32%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At December 31,
	2016		2015		2014		2013		2012
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,050,382	38.1%	$1,875,592	37.5%	$1,680,082	34.8%	$1,461,985	33.5%	$1,301,233	31.1%
Multi-family mortgage	731,186	13.5%	658,480	13.2%	639,706	13.2%	627,933	14.4%	606,533	14.5%
Construction	136,999	2.5%	130,322	2.6%	148,013	3.1%	113,705	2.6%	98,197	2.3%
Total commercial real estate loans	2,918,567	54.1%	2,664,394	53.3%	2,467,801	51.1%	2,203,623	50.5%	2,005,963	47.9%
Commercial loans and leases:
Commercial	635,426	11.8%	592,531	11.9%	514,077	10.7%	407,792	9.3%	382,277	9.1%
Equipment financing	799,860	14.8%	721,890	14.5%	601,424	12.5%	513,024	11.8%	420,991	10.1%
Condominium association	60,122	1.1%	59,875	1.2%	51,593	1.1%	44,794	1.0%	44,187	1.1%
Total commercial loans and leases	1,495,408	27.7%	1,374,296	27.6%	1,167,094	24.3%	965,610	22.1%	847,455	20.3%
Indirect automobile	6,141	0.1%	13,678	0.3%	316,987	6.6%	400,531	9.2%	542,344	13.0%
Consumer loans:
Residential mortgage	624,349	11.6%	616,449	12.3%	571,920	11.9%	528,185	12.1%	511,109	12.3%
Home equity	342,241	6.3%	314,553	6.3%	287,058	5.9%	257,461	5.9%	261,562	6.3%
Other consumer	12,158	0.2%	12,170	0.2%	11,747	0.2%	7,055	0.2%	7,279	0.2%
Total consumer loans	978,748	18.1%	943,172	18.8%	870,725	18.0%	792,701	18.2%	779,950	18.8%
Total loans and leases	5,398,864	100.0%	4,995,540	100.0%	4,822,607	100.0%	4,362,465	100.0%	4,175,712	100.0%
Allowance for loan and lease losses	(53,666)		(56,739)		(53,659)		(48,473)		(41,152)
Net loans and leases	$5,345,198		$4,938,801		$4,768,948		$4,313,992		$4,134,560
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

As of December 31, 2016, there were eight borrowers with commitments over $35.0 million. The total of those commitments was $342.1 million or 5.40% of total commitments as of December 31, 2016.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 54.1% of total loans and leases outstanding as of December 31, 2016.
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
Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with terms longer than five years, the Company offers loan level derivatives to accommodate customer need.
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
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($744.2 million), office buildings ($633.9 million), retail stores ($537.7 million), industrial properties ($346.8 million) and mixed-use properties ($192.3 million) as of December 31, 2016. At that date, over 98% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.7% of total loans outstanding as of December 31, 2016.
The Company provides commercial banking services to companies in its market area. Approximately 49% of the commercial loans outstanding as of December 31, 2016 were made to borrowers located in New England. The remaining 51% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 17% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, other consumer loans, and indirect automobile loans and represented 18.2% of total loans outstanding as of December 31, 2016. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
Loans outstanding in the indirect automobile portfolio totaled $6.1 million as of December 31, 2016, down from $13.7 million as of December 31, 2015. In December 2014, the Company ceased the origination of indirect automobile loans and in March 2015 sold $255.2 million of the indirect automobile loan portfolio. As of December 31, 2016, the Company continues to service the remaining portfolio.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2016, other consumer loans equaled $12.2 million, or 0.2% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of the total of those loans.
Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans as of December 31, 2016. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2016
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Fifteen Years	More than Fifteen Years	Total after One Year	Total
	(In Thousands)
Commercial real estate	$757,624	$558,861	$554,889	$174,045	$4,963	$1,292,758	$2,050,382
Multi-family mortgage	335,438	134,667	171,664	86,094	3,323	395,748	731,186
Construction	107,492	12,548	5,603	11,356	—	29,507	136,999
Commercial	175,238	135,453	133,437	111,187	80,111	460,188	635,426
Equipment financing	93,604	181,759	372,455	152,042	—	706,256	799,860
Condominium association	6,508	13,416	15,068	25,130	—	53,614	60,122
Indirect automobile	701	3,883	1,557	—	—	5,440	6,141
Residential mortgage	163,996	139,818	179,023	98,624	42,888	460,353	624,349
Home equity	245,063	1,603	3,818	50,268	41,489	97,178	342,241
Other consumer	3,389	304	229	—	8,236	8,769	12,158
Total	$1,889,053	$1,182,312	$1,437,743	$708,746	$181,010	$3,509,811	$5,398,864

The following table sets forth as of December 31, 2016 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate	$374,340	$812,544	$1,186,884
Multi-family mortgage	109,763	262,860	372,623
Construction	5,606	23,901	29,507
Commercial	224,342	225,044	449,386
Equipment financing	569,669	130,699	700,368
Condominium association	27,518	26,096	53,614
Indirect automobile	5,440	—	5,440
Residential mortgage	47,917	373,009	420,926
Home equity	25,522	17,883	43,405
Other consumer	581	8,188	8,769
Total originated	$1,390,698	$1,880,224	$3,270,922
Acquired:
Commercial real estate	$21,728	$84,146	$105,874
Multi-family mortgage	11,214	11,911	23,125
Commercial	4,360	6,442	10,802
Equipment financing	5,888	—	5,888
Residential mortgage	22,585	16,842	39,427
Home equity	28,433	25,340	53,773
Total acquired	$94,208	$144,681	$238,889
Total loans	$1,484,906	$2,024,905	$3,509,811

Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations. Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2016, the Company had $70.4 million of total assets, including acquired assets, that were designated as criticized. This compares to $49.0 million of assets designated as criticized as of December 31, 2015. The increase in criticized assets was primarily due to several criticized taxi medallion and commercial loans which were downgraded during 2016.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of December 31, 2016, the Company had nonperforming assets of $41.5 million, representing 0.64% of total assets, compared to nonperforming assets of $20.7 million, or 0.34% of total assets, as of December 31, 2015. The increase in nonperforming assets was primarily due to several taxi medallion and commercial loans which were not accruing as of December 31, 2016.
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
As of December 31, 2016, the Company had loans and leases greater than 90 days past due and accruing of $7.1 million, or 0.13% of total loans and leases, compared to $8.7 million, or 0.17% of total loans and leases, as of December 31, 2015, representing an decrease of $1.6 million.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$5,340	$5,482	$1,009	$1,098	$4,014
Multi-family mortgage	1,404	291	—	—	4,233
Construction	—	—	—	—	—
Total commercial real estate loans	6,744	5,773	1,009	1,098	8,247

Commercial	22,974	6,264	5,196	6,148	5,454
Equipment financing	6,758	2,610	3,223	4,115	3,873
Condominium association	—	—	—	1	8
Total commercial loans and leases	29,732	8,874	8,419	10,264	9,335

Indirect automobile	137	675	645	259	99

Residential mortgage	2,501	2,225	1,682	2,875	3,804
Home equity	951	1,757	1,918	1,987	716
Other consumer	12	29	41	18	45
Total consumer loans	3,464	4,011	3,641	4,880	4,565

Total nonaccrual loans and leases	40,077	19,333	13,714	16,501	22,246

Other real estate owned	618	729	953	577	903
Other repossessed assets	781	614	503	1,001	588
Total nonperforming assets	$41,476	$20,676	$15,170	$18,079	$23,737

Loans and leases past due greater than 90 days and accruing	$7,077	$8,690	$6,008	$10,913	$17,581

Total nonperforming loans and leases as a percentage of total loans and leases	0.74%	0.39%	0.28%	0.38%	0.53%
Total nonperforming assets as a percentage of total assets	0.64%	0.34%	0.26%	0.34%	0.46%
Troubled Debt Restructured Loans and Leases
As of December 31, 2016, restructured loans included $4.9 million of commercial real estate loans, $2.0 million of multi-family mortgage loans, $13.7 million of commercial loans, $2.1 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.8 million of home equity loans. As of December 31, 2015, restructured loans included $5.6 million of commercial real estate loans, $0.9 million of multi-family mortgage loans, $10.6 million of commercial loans, $2.3 million of equipment financing loans and leases, $2.0 million of residential mortgage loans and $1.5 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$13,883	$17,953
On nonaccrual	11,919	4,965
Total troubled debt restructurings	$25,802	$22,918

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2016	2015
	(Dollars in Thousands)
Balance at beginning of period	$22,918	$20,440
Additions	12,027	6,873
Net charge-offs	(4,335)	(135)
Repayments	(4,808)	(4,260)
Balance at end of period	$25,802	$22,918

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

As of December 31, 2016, the Company had a portfolio of approximately $31.1 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2015, this portfolio was approximately $35.8 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.

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
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$56,739
Charge-offs	(2,169)	(10,516)	(573)	(1,409)	(14,667)
Recoveries	—	642	597	153	1,392
(Credit) provision for loan and lease losses	(337)	8,762	(171)	1,948	10,202
Balance at December 31, 2016	$27,645	$20,906	$122	$4,993	$53,666

Total loans and leases	$2,918,567	$1,495,408	$6,141	$978,748	$5,398,864
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.40%	1.99%	0.51%	0.99%

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(3,634)	(1,788)	(582)	—	(6,554)
Recoveries	—	667	1,442	102	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(1,716)	1,422	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739

Total loans and leases	$2,664,394	$1,374,296	$13,678	$943,172	N/A	$4,995,540
Total allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.60%	1.97%	0.46%	N/A	1.14%

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,163)	(650)	—	(4,450)
Recoveries	4	801	434	158	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(864)	476	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

Total loans and leases	$2,467,801	$1,167,094	$316,987	$870,725	N/A	$4,822,607
Allowance for loan and lease losses as a percentage of total loans and leases	1.20%	1.37%	0.74%	0.39%	N/A	1.11%

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

Total loans and leases	$2,203,623	$965,610	$400,531	$792,701	N/A	$4,362,465
Allowance for loan and lease losses as a percentage of total loans and leases	1.04%	1.58%	0.98%	0.43%	N/A	1.11%

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152

Total loans and leases	$2,005,963	$847,455	$542,344	$779,950	N/A	$4,175,712
Allowance for loan and lease losses as a percentage of total loans and leases	1.00%	1.26%	0.98%	0.33%	N/A	0.99%
The allowance for loan and lease losses was $53.7 million as of December 31, 2016, or 0.99% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $56.7 million, or 1.14% of total loans and leases outstanding, as of December 31, 2015. The decrease in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2015 to December 31, 2016 is primarily due to the charge-off of loans which had a specific reserve during the year slightly offset by loan growth of $403.3 million during the year.
Management believes that the allowance for loan and lease losses as of December 31, 2016 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $27.6 million, or 0.95% of total commercial real estate loans outstanding, as of December 31, 2016. This compared to an allowance for commercial real estate loan losses of $30.2 million, or 1.13% of total commercial real estate loans outstanding, as of December 31, 2015. Specific reserves on commercial real estate loans were $28.0 thousand and $2.3 million as of December 31, 2016 and December 31, 2015, respectively. The $2.5 million decrease in the allowance for commercial real estate loan losses during 2016 was primarily driven by the decrease in specific reserve on commercial real estate loans which had a charge-off during the year and the decrease in historical loss factors, partially offset by the originated loan growth of $310.3 million, or 12.7% from December 31, 2015.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.74% as of December 31, 2016 from 1.03% as of December 31, 2015. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.23% as of December 31, 2016 from 0.13% as of December 31, 2015.
Net charge-offs increased $1.6 million to $2.2 million, or 0.08% of average commercial real estate loans, for the year ended December 31, 2016, compared with net charge-offs of $0.6 million, or 0.02% of average commercial real estate loans, for the year ended December 31, 2015. The increase in net charge-offs was primarily due to the charge-off of a commercial real estate relationship which had a specific reserve in prior period. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $20.9 million, or 1.40% of total commercial loans and leases outstanding, as of December 31, 2016, compared to $22.0 million, or 1.60% of total commercial loans and leases outstanding, as of December 31, 2015. Specific reserves on commercial loans and leases decreased from $1.3 million as of December 31, 2015 to $0.1 million as of December 31, 2016. The $1.1 million decrease in the allowance for commercial loans and lease losses during 2016 was primarily driven by charge off of taxi medallion loans that had a specific reserve in 2016.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 3.27% as of December 31, 2016, compared to 1.57% as of December 31, 2015. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 1.85% as of December 31, 2016 from 0.46% as of December 31, 2015 primarily due to the downgrade of several taxi medallion loans in 2016.

Net charge-offs increased $6.9 million to $9.9 million, or 0.69% of average commercial loans and leases, for the year ended December 31, 2016, compared with net charge-offs of $3.0 million, or 0.23% of average commercial loans and leases, for the year ended December 31, 2015. The increase in net charge-offs was primarily due to the charge-offs of the taxi medallion and commercial loans which had a specific reserve in prior period. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Indirect Automobile Loans
The allowance for indirect automobile loan losses was $0.1 million, or 1.99% of total indirect automobile loans outstanding, as of December 31, 2016, compared to $0.3 million, or 1.97% of the indirect automobile portfolio outstanding, as of December 31, 2015. Loans outstanding decreased $7.5 million, or 55.1%, to $6.1 million as of December 31, 2016 from $13.7 million as of December 31, 2015 as the Company ceased to originate indirect automobile loans since December 2014. Based on a review of the credit metrics of the remaining indirect automobile portfolio, and a change in the reserve factor, the allowance ratio increased for the remaining portfolio. There were no loans individually evaluated for impairment in the indirect automobile portfolio as of December 31, 2016 and December 31, 2015.
The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased to 44.7% as of December 31, 2016 from 45.5% as of December 31, 2015. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans decreased to 2.23% as of December 31, 2016 compared to 4.93% as of December 31, 2015.
Net recoveries in the indirect automobile portfolio totaled $24.0 thousand, or 0.25% of average indirect automobile loans, for the year ended December 31, 2016, compared with net charge-offs of $0.3 million, or 0.42% of average indirect automobile loans, for the year ended December 31, 2015. Provisions for indirect automobile loans recorded in these periods covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.0 million, or 0.51% of total consumer loans outstanding, as of December 31, 2016, compared to $4.3 million, or 0.46% of consumer loans outstanding, as of December 31, 2015. Specific reserves on consumer loans were $27.0 thousand and $9.0 thousand as of December 31, 2016 and December 31, 2015, respectively. The $0.7 million increase in the allowance for consumer loans during 2016 was primarily driven by originated loan growth of $82.2 million, or 10.6%, from December 31, 2015. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.30% as of December 31, 2016 from 0.29% as of December 31, 2015. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of December 31, 2016. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio totaled $1.3 million, or 0.13% of average consumer loans, for the year ended December 31, 2016, compared with net charge-offs of $0.5 million, or 0.05% of average consumer loans, for the year ended December 31, 2015. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$19,354	36.1%	38.1%	$21,100	37.3%	37.5%	$20,858	38.9%	34.8%
Multi-family mortgage	5,528	10.3%	13.5%	6,376	11.2%	13.2%	5,057	9.4%	13.2%
Construction	2,763	5.1%	2.5%	2,675	4.7%	2.6%	3,679	6.9%	3.1%
Total commercial real estate loans	27,645	51.5%	54.1%	30,151	53.2%	53.3%	29,594	55.2%	51.1%
Commercial	10,096	18.8%	11.8%	12,745	22.5%	11.9%	7,463	13.9%	10.7%
Equipment financing	10,345	19.3%	14.8%	8,809	15.5%	14.5%	8,112	15.1%	12.5%
Condominium association	465	0.9%	1.1%	464	0.8%	1.2%	382	0.7%	1.1%
Total commercial loans and leases	20,906	39.0%	27.7%	22,018	38.8%	27.6%	15,957	29.7%	24.3%
Indirect automobile	122	0.2%	0.1%	269	0.5%	0.3%	2,331	4.3%	6.6%
Residential mortgage	2,587	4.8%	11.6%	2,069	3.6%	12.3%	1,392	2.6%	11.9%
Home equity	2,356	4.4%	6.3%	2,149	3.8%	6.3%	1,846	3.5%	5.9%
Other consumer	50	0.1%	0.2%	83	0.1%	0.2%	121	0.2%	0.2%
Total consumer loans	4,993	9.3%	18.1%	4,301	7.5%	18.8%	3,359	6.3%	18.0%
Unallocated	—	—%	—%	—	—%	—%	2,418	4.5%	—%
Total	$53,666	100.0%	100.0%	$56,739	100.0%	100.0%	$53,659	100.0%	100.0%

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$14,883	30.7%	33.5%	$12,993	31.6%	31.1%
Multi-family mortgage	4,890	10.1%	14.4%	4,541	11.0%	14.5%
Construction	3,249	6.7%	2.6%	2,484	6.0%	2.4%
Total commercial real estate loans	23,022	47.5%	50.5%	20,018	48.6%	48.0%
Commercial	6,724	13.9%	9.3%	3,870	9.4%	9.2%
Equipment financing	8,161	16.8%	11.8%	6,454	15.7%	10.1%
Condominium association	335	0.7%	1.0%	331	0.8%	1.1%
Total commercial loans and leases	15,220	31.4%	22.1%	10,655	25.9%	20.4%
Indirect automobile	3,924	8.1%	9.2%	5,304	12.9%	12.9%
Residential mortgage	1,431	3.0%	12.1%	1,516	3.7%	12.2%
Home equity	1,324	2.7%	5.9%	970	2.4%	6.3%
Other consumer	620	1.3%	0.2%	59	0.1%	0.2%
Total consumer loans	3,375	7.0%	18.2%	2,545	6.2%	18.7%
Unallocated	2,932	6.0%	—%	2,630	6.4%	—%
Total	$48,473	100.0%	100.0%	$41,152	100.0%	100.0%

Liability for Unfunded Credit Commitments
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million, $1.3 million, and $1.3 million as of December 31, 2016, 2015, and 2014, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain credit unfunded credit commitments.
See the subsections "Comparison of Years Ended December 31, 2016 and December 31, 2015—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2015 and December 31, 2014—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.
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
Cash, cash equivalents, and investment securities decreased $4.0 million, or 0.6%, to $678.4 million as of December 31, 2016 from $682.4 million as of December 31, 2015. The decrease was primarily driven by an increase in deposit balances, offset by growth in loans and leases and investment securities. Cash, cash equivalents, and investment securities were 10.5% of total assets as of December 31, 2016, compared to 11.3% of total assets at December 31, 2015.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$98,122	$97,020	$40,658	$40,627	$22,929	$22,988
GSE CMOs	161,483	158,040	198,000	193,816	238,910	234,169
GSE MBSs	214,946	212,915	230,213	229,881	249,329	250,981
SBA commercial loan asset- backed securities	107	107	148	147	205	203
Corporate debt obligations	48,308	48,485	46,160	46,486	39,805	40,207
U.S. Treasury bonds	4,801	4,737	—	—	—	—
Trust preferred securities	1,469	1,358	1,466	1,267	1,463	1,240
Marketable equity securities	966	972	956	977	947	973
Total investment securities available-for-sale	$530,202	$523,634	$517,601	$513,201	$553,588	$550,761
Investment securities held-to-maturity:
GSE debentures	$14,735	$14,101	$34,915	$34,819	$—	$—
GSE MBSs	17,666	17,479	19,291	18,986	—	—
Municipal obligations	54,219	53,204	39,051	39,390	—	—
Foreign government obligations	500	487	500	500	500	500
Total investment securities held-to-maturity	$87,120	$85,271	$93,757	$93,695	$500	$500
Restricted equity securities:
FHLBB stock	$47,284		$48,890		$58,326
FRB stock	16,752		16,752		16,003
Other	475		475		475
Total restricted equity securities	$64,511		$66,117		$74,804
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio increased $2.2 million, or 0.3% since December 31, 2015. As of December 31, 2016, total securities portfolio was 10.5% of total assets, compared to 11.1% of total assets as of December 31, 2015.
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

Maturities, calls and principal repayments for investment securities available-for-sale and investment securities held-to-maturity totaled $143.4 million for the year ended December 31, 2016 compared to $107.4 million for the same period in 2015. There were no sales of investment securities available-for-sale in 2016 or 2015. For the year ended December 31, 2016, the Company purchased $115.4 million of investment securities available-for-sale and $36.2 million of investment securities held-to-maturity, compared to $63.6 million of investment securities available-for-sale and $102.8 million of investment securities held-to-maturity in 2015.
As of December 31, 2016, the fair value of all investment securities available-for-sale was $523.6 million and carried a total of $6.6 million of net unrealized losses, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million as of December 31, 2015. As of December 31, 2016, $389.0 million, or 74.3%, of the portfolio, had gross unrealized losses of $8.0 million. This compares to $368.1 million, or 71.7%, of the portfolio with gross unrealized losses of $6.0 million as of December 31, 2015. The Company's unrealized loss position increased in 2016 driven by a higher year over year interest rates and a change in the portfolio mix from shorter duration MBS to longer duration agency debentures and municipal securities.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2016. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Investment Securities Available-for-Sale
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2016, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $26.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $21.8 million as of December 31, 2015.
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
As of December 31, 2016, the Company owned twenty-nine GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of December 31, 2015, the Company held thirteen GSE debentures with a total fair value of $40.6 million, and a net unrealized loss of $31.0 thousand. As of December 31, 2016, twenty-one of the twenty-nine securities in this portfolio were in an unrealized loss position. As of December 31, 2015, seven of the thirteen securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the year ended December 31, 2016, the Company purchased a total of $65.7 million GSE debentures. This compares to $24.9 million purchased during the same period in 2015.
As of December 31, 2016, the Company owned 62 GSE CMOs with a total fair value of $158.0 million and a net unrealized loss of $3.4 million. As of December 31, 2015, the Company held 63 GSE CMOs with a total fair value of $193.8 million with a net unrealized loss of $4.2 million. As of December 31, 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2015, 45 of the 63 securities in this portfolio were in an unrealized loss position.

All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the year ended December 31, 2016, the Company purchased a total of $3.1 million of GSE CMOs. The Company did not make any purchases during 2015.
As of December 31, 2016, the Company owned 195 GSE MBSs with a total fair value of $212.9 million and a net unrealized loss of $2.0 million. As of December 31, 2015, the Company held 186 GSE MBSs with a total fair value of $229.9 million with a net unrealized loss of $0.3 million. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. As of December 31, 2015, 56 of the 186 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2016 and 2015, the Company purchased a total of $36.6 million and $29.5 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed Securities
As of December 31, 2016 and December 31, 2015, the Company owned SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2016, four of the six securities in this portfolio w in an unrealized loss position. As of December 31, 2015, six of the seven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
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
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned sixteen corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million as of December 31, 2016. This compares to fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million as of December 31, 2015. As of December 31, 2016, three of the sixteen securities in this portfolio were in an unrealized loss position. As of December 31, 2015, two of the fifteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, and the issuers have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the year ended December 31, 2016, the Company purchased $5.1 million in corporate obligations compared to $9.3 million in the same period in 2015.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2016, the Company owned one U.S. treasury bond with a total fair value of $4.7 million and a net unrealized loss of $0.1 million. The Company held no U.S. treasury bonds as of December 31, 2015.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2016 and 2015, the Company owned two trust preferred securities.

Marketable Equity Securities
As of December 31, 2016 and 2015, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of December 31, 2016, one of the two securities in this portfolio was in an unrealized loss position. As of December 31, 2015, none of the two securities in this portfolio were in an unrealized loss position.
Investment Securities Held-to-Maturity
U.S. Government-Sponsored Enterprises
As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and a net unrealized loss of $0.6 million. As of December 31, 2015, the Company owned twelve GSE debentures with a total fair value of $34.8 million and a net unrealized loss of $0.1 million. As of December 31, 2016, all securities in this portfolio were in an unrealized loss position. At December 31, 2015, nine of the twelve securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2016 and December 31, 2015, the Company purchased a total of $17.7 million and $42.4 million in GSE debentures, respectively.
As of December 31, 2016, the Company owned eleven GSE MBSs with a total fair value of $17.5 million and a net unrealized loss of $0.2 million. As of December 31, 2015, the Company owned ten GSE MBSs with a total fair value of $19.0 million and an unrealized loss of $0.3 million. As of December 31, 2016, eight of the eleven securities in this portfolio were in an unrealized loss position as compared to December 31, 2015, when seven of the ten securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2016 and December 31, 2015, the Company purchased a total of $2.3 million and $21.3 million in GSE MBSs, respectively.
Municipal Obligations
As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.2 million and $54.2 million, respectively. As of December 31, 2015, the Company owned 72 municipal obligation securities with a total fair value and total amortized cost of $39.4 million and $39.1 million, respectively. As of December 31, 2016, 93 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2015, when 15 of the 72 securities were in an unrealized loss position. During the year ended December 31, 2016, the Company purchased a total of $15.6 million of municipal obligations. During the year ended December 31, 2015, the Company purchased $39.2 million in municipal obligations.
Foreign Government Obligations
As of December 31, 2016 and December 31, 2015, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2016, the security was in an unrealized loss position. This security was not in an unrealized loss position at December 31, 2015. During the year ended December 31, 2016, the Company repurchased the foreign government obligation security that matured during the first quarter of 2016. During the year ended December 31, 2015, the Company did not purchase any foreign government obligation securities.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. On December 30th, the FHLBB initiated a stock buyback which reduced the Company's excess balance to zero.
As of December 31, 2016, the Company owned stock in the FHLBB with a carrying value of $47.3 million, a decrease of $1.6 million from $48.9 million as of December 31, 2015. As of December 31, 2016, the FHLBB had total assets of $61.5 billion and total capital of $3.2 billion, of which $1.2 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2016 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2016. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2016, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.

Other Stock—The Company invests in a small number of other restricted securities which includes Northeast Retirement Services, Inc. ("NRS"). The Company, through its wholly owned subsidiary, Brookline Securities Corp., holds 9,721 shares of restricted equity securities of NRS. This investment was recorded at cost of $122 thousand as no readily determinable fair value exists. On December 5, 2016, Community Bank Systems, Inc. ("CBU") announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 share of NRS and received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. Management continues to record this transaction at cost. As part of the merger agreement, the Company is restricted to selling 5,071 shares per day in the open market.
Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2016
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$—	—%	$30,707	1.90%	$66,313	2.48%	$—	—%	$97,020	2.30%
GSE CMOs	—	—%	1,534	1.64%	1,554	1.71%	154,952	1.85%	158,040	1.85%
GSE MBSs	12	0.17%	12,264	2.64%	44,084	1.81%	156,555	2.43%	212,915	2.31%
SBA commercial loan asset- backed securities	—	—%	35	1.52%	72	0.84%	—	—%	107	1.06%
Corporate debt obligations	—	—%	37,293	2.18%	11,192	2.77%	—	—%	48,485	2.32%
U.S. Treasury bonds	—	—%		—%	4,737	2.02%	—	—%	4,737	2.02%
Trust preferred securities	—	—%	—	—%	—	—%	1,358	1.70%	1,358	1.70%
Marketable equity securities (2)	—	—%	—	—%	—	—%	972	2.29%	972	2.29%
Total investment securities available-for-sale	$12	0.17%	$81,833	2.14%	$127,952	2.25%	$313,837	2.14%	$523,634	2.17%
Investment securities held-to-maturity:
GSE debentures	$—	—%	$—	—%	$14,734	1.90%	$—	—%	$14,734	1.90%
GSE MBSs	190	1.70%	—	—%	—	—%	17,476	2.11%	17,666	2.10%
Municipal obligations	—	—%	22,512	1.28%	31,708	1.68%	—	—%	54,220	1.51%
Foreign government obligations	—	—%	500	2.15%	—	—%	—	—%	500	2.15%
Total investment securities held-to-maturity	$190	1.70%	$23,012	1.30%	$46,442	1.75%	$17,476	2.11%	$87,120	1.70%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$47,284	3.75%	$47,284	3.75%
FRB stock	—	—%	—	—%	—	—%	16,752	6.00%	16,752	6.00%
Other stock	—	—%	—	—%	—	—%	475	27.40%	475	27.40%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$64,511	4.34%	$64,511	4.34%
_______________________________________________________________________________
(1) Yields have been calculated on a tax-equivalent basis.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2016			2015			2014
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$900,474	19.5%	—%	$799,117	18.6%	—%	$726,118	18.3%	—%
Interest-bearing deposits:
NOW accounts	323,160	7.0%	0.07%	283,972	6.6%	0.07%	235,063	6.0%	0.07%
Savings accounts	613,061	13.3%	0.20%	540,788	12.6%	0.25%	531,727	13.4%	0.21%
Money market accounts	1,733,359	37.6%	0.47%	1,594,269	37.0%	0.44%	1,518,490	38.4%	0.52%
Certificate of deposit accounts	1,041,022	22.6%	1.04%	1,087,872	25.2%	0.93%	946,708	23.9%	0.88%
Total interest-bearing deposits	3,710,602	80.5%	0.55%	3,506,901	81.4%	0.53%	3,231,988	81.7%	0.54%
Total deposits	$4,611,076	100.0%	0.44%	$4,306,018	100.0%	0.43%	$3,958,106	100.0%	0.43%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio increased to 117.1% as of December 31, 2016, from 116.0% as of December 31, 2015.
Total deposits increased $0.3 billion, or 7.1%, to $4.6 billion as of December 31, 2016, compared to $4.3 billion as of December 31, 2015. Deposits as a percentage of total assets increased from 71.3% as of December 31, 2015 to 71.6% as of December 31, 2016. The increase in deposits as a percentage of total assets is primarily due to the growth in core deposits, primarily demand accounts, NOW accounts and MMDA accounts.
As of December 31, 2016, the Company had $203.4 million of brokered deposits compared to $252.3 million as of December 31, 2015. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which decreased $46.9 million, or 4.3%, during 2016. Certificates of deposit have also decreased as a percentage of total deposits to 22.6% as of December 31, 2016 from 25.2% as of December 31, 2015.
In 2016, core deposits increased $351.9 million, or 10.9%. The ratio of core deposits to total deposits increased from 74.7% as of December 31, 2015 to 77.4% as of December 31, 2016, primarily due to the shift in deposit mix and decrease in brokered deposits.
The Company's growth in deposits and the shift in the mix of deposits in 2016 and 2015 were due in part to expansion of the Company's cash management services and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$849,672	18.9%	—%	$770,045	18.5%	—%	$700,815	18.1%	—%
NOW accounts	294,318	6.5%	0.07%	249,204	6.0%	0.07%	220,377	5.7%	0.08%
Savings accounts	578,855	12.9%	0.23%	532,496	12.8%	0.21%	518,741	13.4%	0.23%
Money market accounts	1,670,609	37.2%	0.45%	1,560,437	37.6%	0.44%	1,526,915	39.3%	0.51%
Total core deposits	3,393,454	75.5%	—%	3,112,182	74.9%	0.26%	2,966,848	76.5%	0.31%
Certificate of deposit accounts	1,102,110	24.5%	1.00%	1,045,328	25.1%	0.78%	911,072	23.5%	0.86%
Total deposits	$4,495,564	100.0%	0.44%	$4,157,510	100.0%	0.44%	$3,877,920	100.0%	0.51%
As of December 31, 2016 and 2015, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$134,783	0.82%	$135,434	0.74%
Over six months through 12 months	79,543	0.92%	135,210	1.00%
Over 12 months	222,342	1.44%	142,057	1.44%
Total certificate of deposit of $100,000 or more	$436,668	1.15%	$412,701	1.06%

Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,006,200	$957,437	$994,734
Maximum amount outstanding at any month end during the year	1,059,885	1,094,459	1,132,957
Balance outstanding at end of year	1,044,086	983,029	1,126,404
Weighted average interest rate for the period	1.56%	1.55%	1.22%
Weighted average interest rate at end of period	1.58%	1.55%	1.37%
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
FHLBB borrowings increased by $48.9 million to $910.8 million as of December 31, 2016 from the December 31, 2015 balance of $861.9 million. The increase in FHLBB borrowings was primarily due to new advances from the FHLBB.
Repurchase Agreements
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers increased $12.0 million to $50.2 million as of December 31, 2016 from $38.2 million as of December 31, 2015.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One of these subordinated debenture in the amount of $3.0 million was called in the first quarter of 2013 due to its high fixed rate.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2016, the Company had capitalized costs of $1.3 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2017	$4,752	$4,724
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 17, 2017	4,628	4,588
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,725	73,624
			Total	$83,105	$82,936
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2016 or 2015. The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2016 and 2015:

	At December 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Loan level derivatives:
Receive fixed, pay variable	$383,780	$245,316
Pay fixed, receive variable	383,780	245,316
Risk participation-out agreements	16,961	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	$4,050	$—
Sells foreign currency, buys U.S. currency	4,050	—
Fixed weighted average interest rate from the Company to counterparty	4.13%	4.30%
Floating weighted average interest rate from counterparty to the Company	2.77%	2.40%
Weighted average remaining term to maturity (in months)	91	100
Fair value:
Recognized as an asset:
Loan level derivatives	$9,738	$8,656
Risk participation-out agreements	20	—
Foreign exchange contracts	—	—
Recognized as a liability:
Loan level derivatives	$9,738	$8,781
Risk participation-out agreements	—	—
Foreign exchange contracts	—	—
As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. The Company did not enter into any risk particiaption agreements and foreign exchange contracts in 2015.
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $695.5 million as of December 31, 2016, representing a $28.1 million increase compared to $667.5 million at December 31, 2015. The increase is due to net income of $52.4 million for the year ended December 31, 2016, which was partially offset by dividends paid by the Company of $25.4 million in 2016.

For the year ended December 31, 2016, the dividend payout ratio was 48.4%, compared to 50.2% for the year ended December 31, 2015. The dividends paid in the fourth quarter of 2016 represented the Company's 71st consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.09 per share in 2016.
In 2016, 2015 and 2014, no shares of the Company's common stock were repurchased by the Company. On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of twelve months ending on January 31, 2017. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company.
Stockholders' equity represented 10.80% of total assets as of December 31, 2016 and 11.05% of total assets as of December 31, 2015. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.73% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2016 and 8.81% as of December 31, 2015.
Results of Operations
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on and growth of interest-earning assets and liabilities ("net interest margin"), the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
The Company's net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income is dependent on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases or decreases, as applicable, in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under "Rate/Volume Analysis" below. Information as to the components of interest income, interest expense and average rates is provided under "Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin" below.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2016, 2015 and 2014. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$605,097	$12,055	1.99%	$583,921	$11,521	1.97%	$518,920	$9,531	1.84%
Marketable and restricted equity securities	66,738	3,017	4.52%	73,808	2,793	3.78%	72,151	2,112	2.93%
Short-term investments	54,205	242	0.45%	56,520	128	0.23%	45,560	102	0.22%
Total investments	726,040	15,314	2.11%	714,249	14,442	2.02%	636,631	11,745	1.84%
Commercial real estate loans (2)	2,811,487	113,910	3.99%	2,529,566	106,447	4.21%	2,324,934	103,324	4.42%
Commercial loans (2)	695,057	27,509	3.90%	636,084	26,590	4.13%	522,208	21,341	4.04%
Equipment financing (2)	748,626	48,217	6.44%	650,376	44,468	6.84%	554,240	39,807	7.18%
Indirect automobile loans (2)	9,501	443	4.66%	83,218	2,686	3.23%	366,217	11,812	3.23%
Residential mortgage loans (2)	624,994	22,217	3.55%	600,072	21,455	3.58%	551,481	19,957	3.62%
Other consumer loans (2)	344,099	13,421	3.89%	311,855	11,792	3.78%	280,663	11,189	3.98%
Total loans and leases	5,233,764	225,717	4.31%	4,811,171	213,438	4.44%	4,599,743	207,430	4.51%
Total interest-earning assets	5,959,804	241,031	4.04%	5,525,420	227,880	4.12%	5,236,374	219,175	4.19%
Allowance for loan and lease losses	(58,071)			(55,950)			(51,480)
Non-interest-earning assets	377,989			371,279			371,330
Total assets	$6,279,722			$5,840,749			$5,556,224
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$294,318	209	0.07%	$249,204	179	0.07%	$220,377	171	0.08%
Savings accounts	578,855	1,322	0.23%	532,496	1,094	0.21%	518,741	1,197	0.23%
Money market accounts	1,670,609	7,549	0.45%	1,560,437	6,935	0.44%	1,526,915	7,846	0.51%
Certificate of deposit	1,102,110	10,990	1.00%	1,045,328	9,272	0.89%	911,072	7,846	0.86%
Total interest-bearing deposits (3)	3,645,892	20,070	0.55%	3,387,465	17,480	0.52%	3,177,105	17,060	0.54%
Advances from the FHLBB	879,650	10,760	1.20%	840,123	9,950	1.17%	935,400	10,535	1.11%
Subordinated debentures and notes	83,017	5,038	6.07%	82,846	5,001	6.04%	30,766	1,740	5.66%
Other borrowed funds	43,533	116	0.27%	34,468	114	0.33%	28,568	79	0.28%
Total borrowed funds	1,006,200	15,914	1.56%	957,437	15,065	1.55%	994,734	12,354	1.22%
Total interest-bearing liabilities	4,652,092	35,984	0.77%	4,344,902	32,545	0.75%	4,171,839	29,414	0.71%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	849,672			770,045			700,815
Other non-interest-bearing liabilities	82,073			62,914			48,378
Total liabilities	5,583,837			5,177,861			4,921,032
Brookline Bancorp, Inc. stockholders' equity	689,556			657,841			630,966
Noncontrolling interest in subsidiary	6,329			5,047			4,226
Total liabilities and equity	$6,279,722			$5,840,749			$5,556,224
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		205,047	3.27%		195,335	3.37%		189,761	3.48%
Less adjustment of tax-exempt income		1,383			970			693
Net interest income		$203,664			$194,365			$189,068
Net interest margin (5)			3.44%			3.54%			3.61%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45%, 0.42% and 0.44% in the years ended December 31, 2016, 2015 and 2014, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2016 and December 31, 2015" and "Comparison of Years Ended December 31, 2015 and December 31, 2014" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015			Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$417	$117	$534	$1,196	$794	$1,990
Marketable and restricted equity securities	(267)	491	224	49	632	681
Short-term investments	(5)	119	114	24	2	26
Total investments	145	727	872	1,269	1,428	2,697
Loans and leases:
Commercial real estate loans	11,869	(4,406)	7,463	9,045	(5,922)	3,123
Commercial loans and leases	2,436	(1,517)	919	4,601	648	5,249
Equipment financing	6,720	(2,971)	3,749	6,903	(2,242)	4,661
Indirect automobile loans	(2,381)	138	(2,243)	(9,141)	15	(9,126)
Residential mortgage loans	892	(130)	762	1,759	(261)	1,498
Other consumer loans	1,219	410	1,629	1,241	(638)	603
Total loans	20,755	(8,476)	12,279	14,408	(8,400)	6,008
Total change in interest and dividend income	20,900	(7,749)	13,151	15,677	(6,972)	8,705
Interest expense:
Deposits:
NOW accounts	32	(2)	30	23	(15)	8
Savings accounts	97	131	228	32	(135)	(103)
Money market accounts	485	129	614	171	(1,082)	(911)
Certificate of deposit	326	1,392	1,718	724	702	1,426
Total deposits	940	1,650	2,590	950	(530)	420
Borrowed funds:
Advances from the FHLBB	462	348	810	(1,058)	473	(585)
Subordinated debentures and notes	10	27	37	2,948	313	3,261
Other borrowed funds	30	(28)	2	17	18	35
Total borrowed funds	502	347	849	1,907	804	2,711
Total change in interest expense	1,442	1,997	3,439	2,857	274	3,131
Change in tax-exempt income	—	413	413	—	(277)	(277)
Change in net interest income	$19,458	$(9,333)	$10,125	$12,820	$(7,523)	$5,297
See "Comparison of Years Ended December 31, 2016 and December 31, 2015" and "Comparison of Years Ended December 31, 2015 and December 31, 2014" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2016 and December 31, 2015
Net Interest Income
Net interest income increased $9.3 million to $203.7 million for the year ended December 31, 2016 from $194.4 million for the year ended December 31, 2015. The increase year over year reflects a $12.1 million increase in interest income on loans and leases, and a $0.3 million increase in interest income on debt securities, offset by a $3.4 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin decreased by 10 basis points to 3.44% in 2016 from 3.54% in 2015. Competitive pressures on loan pricing resulted in decreases in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) to 4.31% for the year ended December 31, 2016 from 4.44% for the year ended December 31, 2015. Interest amortization and accretion on acquired loans totaled $1.5 million and contributed 3 basis points to 2016 loan yields, compared to $4.5 million and 9 basis points in 2015. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.
The yield on interest-earning assets decreased to 4.04% for the year ended December 31, 2016 from 4.12% for the year ended December 31, 2015. This decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties and late charges. During the year ended December 31, 2016, the Company recorded $3.5 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the year ended December 31, 2016 compared to $3.2 million, or 6 basis points, for the year ended December 31, 2015.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 2 basis points to 0.77% for the year ended December 31, 2016 from 0.75% for the year ended December 31, 2015. Refer to "Financial Condition - Borrowed Funds" above for more details.

Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment; ongoing pricing pressures in both loan and deposit portfolios; and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to deposit ratio, or decrease its reliance on FHLBB advances. The Company maintains a slight asset sensitivity to the change in and level of interest rates. In general, higher overall average interest rates are beneficial to the Company and recent increases in the aggregate level of rates and the steepness of the rate curves are expected to have a positive effect on net interest income, net interest spread, and net interest margin. Net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which are included in interest income and interest expense, respectively.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$113,910	$106,447	$7,463	7.0%
Commercial loans	26,513	25,756	757	2.9%
Equipment financing	48,217	44,468	3,749	8.4%
Indirect automobile loans	443	2,686	(2,243)	-83.5%
Residential mortgage loans	22,217	21,455	762	3.6%
Other consumer loans	13,421	11,792	1,629	13.8%
Total interest income—loans and leases	$224,721	$212,604	$12,117	5.7%
Interest income from loans and leases was $224.7 million for 2016, and represented a yield on total loans of 4.31%. This compares to $212.6 million of interest on loans and a yield of 4.44% for 2015. This $12.1 million increase in interest income from loans and leases was attributable to $20.8 million of increased origination volume, which was offset by a decrease of $8.5 million due to the changes in interest rates. The $2.2 million decrease in interest income from the indirect automobile portfolio was the result of management's decision to cease origination of indirect automobile loans in December 2014 and, in March 2015 the sale of $255.2 million of the indirect automobile portfolio.
Accretion on acquired loans and leases of $1.5 million contributed 3 basis points to the Company's net interest margin for the year ended December 31, 2016, compared to $4.5 million and 9 basis points for the year ended December 31, 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of related purchase accounting accretion.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$11,710	$11,416	$294	2.6%
Marketable and restricted equity securities	2,975	2,762	213	7.7%
Short-term investments	242	128	114	89.1%
Total interest income—investments	$14,927	$14,306	$621	4.3%
Total investment income was $14.9 million for the year ended December 31, 2016 compared to $14.3 million for the year ended December 31, 2015. As of December 31, 2016, the yield on total investments was 2.11% as compared to 2.02% as of December 31, 2015. This year over year increase in total investment income of $0.6 million, or 4.3%, was driven by a $0.7 million increase due to rates and a $0.1 million increase due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$209	$179	$30	16.8%
Savings accounts	1,322	1,094	228	20.8%
Money market accounts	7,549	6,935	614	8.9%
Certificate of deposit	10,990	9,272	1,718	18.5%
Total interest expense—deposits	20,070	17,480	2,590	14.8%
Borrowed funds:
Advances from the FHLBB	10,760	9,950	810	8.1%
Subordinated debentures and notes	5,038	5,001	37	0.7%
Other borrowed funds	116	114	2	1.8%
Total interest expense—borrowed funds	15,914	15,065	849	5.6%
Total interest expense	$35,984	$32,545	$3,439	10.6%
Deposits
Except for NOW accounts, ongoing increases in the interest rates paid on deposits contributed to increases in the Company’s overall cost of deposits.
In 2016, interest paid on deposits increased $2.6 million, or 14.8%, as compared to 2015. Interest expense increased $1.7 million due to an increase in interest rates and $0.9 million due to the growth in deposits. Purchase accounting accretion on acquired deposits was $0.1 million for the year ended December 31, 2016, compared to $0.2 million for the year ended December 31, 2015. Purchase accounting accretion did not impact the Company's net interest margin in either year.

Borrowed Funds
As of December 31, 2016 the Company's borrowed funds include: $0.9 billion in FHLBB advances, $83.1 million in subordinated debentures and notes, and $50.2 million in other borrowed funds. In 2016, the average balance of FHLBB advances increased $39.5 million, or 4.7%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. Other borrowed funds, which include repurchase agreements, increased $9.1 million, or 26.3%, for the year ended December 31, 2016.
During the year ended December 31, 2016, interest paid on borrowed funds increased $0.8 million, or 5.6% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds was 1.56% for the year ended December 31, 2016 as compared to 1.55% for the year ended December 31, 2015. This change was driven by an increase of $0.5 million in interest expense due to volume and by an increase of $0.3 million due to borrowing rates. For the years ended December 31, 2016 and 2015, the purchase accounting accretion on acquired borrowed funds was $2.6 million which contributed 4 basis points to the Company's net interest margin in both years.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(750)	$1,459	$413	$(352)	$(337)	$1,107
Commercial	8,469	9,077	293	(49)	8,762	9,028
Indirect automobile	(171)	(1,716)	—	—	(171)	(1,716)
Consumer	1,434	953	514	469	1,948	1,422
Unallocated	—	(2,418)	—	—	—	(2,418)
Total provision for loan and lease losses	8,982	7,355	1,220	68	10,202	7,423
Unfunded credit commitments	151	28	—	—	151	28
Total provision for credit losses	$9,133	$7,383	$1,220	$68	$10,353	$7,451

For the year ended December 31, 2016, the provision for credit losses increased $2.9 million, or 38.9%, to $10.4 million from $7.5 million for the year ended December 31, 2015. The increase in the provision for credit losses for the year ended December 31, 2016 was primarily driven by an increase in the provision due to continued loan growth in the originated portfolios, additional reserves required due to credit deterioration in the acquired portfolios, and an increase to cover net charge-offs. The increase was partially offset by a decrease in the provision related to improved credit characteristics and strong credit quality of the loan portfolios. See management's discussion in "Allowances for Credit Losses-Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million and $1.3 million as of December 31, 2016 and December 31, 2015, respectively. For the year ended December 31, 2016, the liability for unfunded credit commitments increased by $0.2 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2016 and 2015.

Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Deposit fees	$8,913	$8,730	$183	2.1%
Loan fees	1,299	1,186	113	9.5%
Loan level derivative income, net	3,962	3,397	565	16.6%
Gain on sales of loans and leases held-for-sale	3,256	2,208	1,048	47.5%
Other	5,237	4,663	574	12.3%
Total non-interest income	$22,667	$20,184	$2,483	12.3%
For the year ended December 31, 2016, non-interest income increased $2.5 million, or 12.3%, to $22.7 million as compared to the same period in 2015. This increase is primarily due to a $0.6 million increase in loan level derivative income, a $1.0 million increase in gain on sales of loans and leases held-for-sale, and a $0.6 million increase in other income.
Loan level derivative income increased $0.6 million, or 16.6%, to $4.0 million for the year ended December 31, 2016 primarily driven by the new loan level derivatives completed in the year.
Gain on sales of loans and leases held-for-sale increased $1.0 million, or 47.5%, to $3.3 million for the year ended December 31, 2016 primarily driven by an increase in loan sales and syndication transactions.
Other income increased $0.6 million, or 12.3%, to $5 million for the year ended December 31, 2016 primarily driven by the sale of a money market fund held in Trust which was replaced with Bank Owned Life Insurance assets.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Compensation and employee benefits	$77,836	$71,272	$6,564	9.2%
Occupancy	13,882	13,926	(44)	-0.3%
Equipment and data processing	15,496	14,837	659	4.4%
Professional services	3,852	4,192	(340)	-8.1%
FDIC insurance	3,332	3,510	(178)	-5.1%
Advertising and marketing	3,381	3,352	29	0.9%
Amortization of identified intangible assets	2,500	2,911	(411)	-14.1%
Other	10,083	11,377	(1,294)	-11.4%
Total non-interest expense	$130,362	$125,377	$4,985	4.0%
For the year ended December 31, 2016, non-interest expense increased $5.0 million, or 4.0%, to $130.4 million as compared to the same period in 2015. This increase is primarily due to a $6.6 million increase in compensation and employee benefits expense, and a $0.7 million increase in equipment and data processing expense, offset by a decrease of $1.3 million in other expense.
The efficiency ratio decreased to 57.60% for the year ended December 31, 2016 from 58.44% for the year ended December 31, 2015. Efforts to drive revenue growth contributed to the improvement in the efficiency ratio in 2016.
Compensation and employee benefits expense for the year ended December 31, 2016 increased $6.6 million, or 9.2%, to $77.8 million compared to the same period in 2015. The increase was primarily driven by an increase in employee headcount and incentive plan expenses, offset by a decrease in the discount rate on the Supplemental Executive Retirement Plan.

Equipment and data processing expense for the year ended December 31, 2016 increased $0.7 million, or 4.4%, to $15.5 million compared to the same period in 2015. This increase was primarily driven by an increase related to software licenses, loan processing expense and IT consulting expense.
Other expense decreased $1.3 million, or 11.4%, to $10.1 million compared to the same period in 2015. The decrease was primarily due to a decrease in loan workout expense, legal expense relating to loans, and debit and ATM losses.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Income before provision for income taxes	$85,616	$81,721	$3,895	4.8%
Provision for income taxes	30,392	29,353	1,039	3.5%
Net income, before non-controlling interest in subsidiary	$55,224	$52,368	$2,856	5.5%
Effective tax rate *	35.5%	35.9%	N/A	-1.1%
_______________________________________________________________________
* Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.

The Company recorded income tax expense of $30.4 million for 2016, compared to $29.4 million for 2015. This represents a total effective tax rates of 35.5% and 35.9% for 2016 and 2015, respectively. The decrease in the Company's effective tax rate from 2015 was primarily driven by investments in municipal bonds and the utilization of state net operating loss carryforwards which became available in 2016 due to New York state tax law changes.
Comparison of Years Ended December 31, 2015 and December 31, 2014
Net Interest Income
Net interest income increased $5.3 million to $194.4 million for the year ended December 31, 2015 from $189.1 million for the year ended December 31, 2014. The increase year over year reflects a $5.8 million increase in interest income on loans and leases and a $1.9 million increase in interest income on debt securities, partially offset by a $3.1 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin decreased by 7 basis points, to 3.54% in 2015 from 3.61% in 2014. Loan maturities, repricing, and competitive pressures on loan pricing resulted in decreases in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) to 4.44% for the year ended December 31, 2015 from 4.51% for the year ended December 31, 2014. Interest amortization and accretion on acquired loans totaled $4.5 million and contributed 9 basis points to 2015 loan yields, compared to $8.4 million and 16 basis points in 2014. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.
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
Future net interest income, net interest spread and net interest margin may continue to be negatively affected by a number of factors including: the low interest-rate environment, ongoing pricing pressures in both loan and deposit portfolios, the ability of the Company to increase its core deposit ratio, the ability of the Company to increase its non-interest-bearing deposits as a percentage of total deposits, a decrease to its loan-to-deposit ratio, or a decrease to its reliance on FHLBB advances. It may also be negatively affected by changes in the amount of purchase accounting accretion and amortization included in interest income and interest expense.

Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Interest income—loans:
Commercial real estate loans	$106,447	$102,852	$3,595	3.5%
Commercial loans	25,756	21,164	4,592	21.7%
Equipment financing	44,468	39,807	4,661	11.7%
Indirect automobile loans	2,686	11,812	(9,126)	-77.3%
Residential mortgage loans	21,455	19,957	1,498	7.5%
Other consumer loans	11,792	11,189	603	5.4%
Total interest income—loans	$212,604	$206,781	$5,823	2.8%
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
Accretion on acquired loans and leases of $4.5 million contributed 9 basis points to the Company's net interest margin for the year ended December 31, 2015, compared to $8.4 million and 16 basis points for the year ended December 31, 2014. This decrease was due to a reforecast of certain acquired loans in the equipment financing portfolio, improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases as well as higher amount of loan payoffs
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

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$179	$171	$8	4.7%
Savings accounts	1,094	1,197	(103)	-8.6%
Money market accounts	6,935	7,846	(911)	-11.6%
Certificate of deposit	9,272	7,846	1,426	18.2%
Total interest expense—deposits	17,480	17,060	420	2.5%
Borrowed funds:
Advances from the FHLBB	9,950	10,535	(585)	-5.6%
Subordinated debentures and notes	5,001	1,740	3,261	187.4%
Other borrowed funds	114	79	35	44.3%
Total interest expense—borrowed funds	15,065	12,354	2,711	21.9%
Total interest expense	$32,545	$29,414	$3,131	10.6%
Deposits
With the exception of certificates of deposit accounts, interest rates for deposit accounts continued to decline, resulting in a reduction to the Company's overall cost of funds.
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
Borrowed Funds
As of December 31, 2015 the Company's borrowed funds included: $0.9 billion in FHLBB advances, $82.9 million in subordinated debentures and notes, and $38.2 million in other borrowed funds. In 2015, the average balance of FHLBB advances decreased $95.3 million, or 10.2%, while the average balance of subordinated debentures and notes increased $52.1 million, or 169.3%. Other borrowed funds, which include repurchase agreements, increased $5.9 million, or 20.7% for the year ended December 31, 2015.
During the year ended December 31, 2015, interest paid on borrowed funds increased $2.7 million, or 21.9% year over year, primarily driven by interest expense on subordinated debt issued during the third quarter of 2014. The cost of borrowed funds was 1.55% for the year ended December 31, 2015 as compared to 1.22% for the year ended December 31, 2014. This change was driven by an increase of $0.8 million due to borrowing rates and an increase of $1.9 million in interest expense due to volume. For the years ended December 31, 2015 and 2014, the purchase accounting accretion on acquired borrowed funds was $2.8 million which contributed 5 basis points to the Company's net interest margin in both years.

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million as of December 31, 2015 and December 31, 2014. For the year ended December 31, 2015, the provision for unfunded credit commitments decreased by $0.2 million related to changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2015 and 2014.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Deposit fees	$8,730	$8,692	$38	0.4%
Loan fees	1,186	1,010	176	17.4%
Loan level derivative income, net	3,397	946	2,451	259.1%
Gain on sales of loans and leases held-for-sale	2,208	1,651	557	33.7%
Gain on sales of investment securities, net	—	65	(65)	-100.0%
Gain on sale/disposals of premises and equipment, net	—	1,502	(1,502)	-100.0%
Other	4,663	6,314	(1,651)	-26.1%
Total non-interest income	$20,184	$20,180	$4	—%
Total non-interest income remained consistent at $20.2 million for the years ended December 31, 2015 and 2014.

Loan level derivative income increased $2.5 million for the year ended December 31, 2015 primarily driven by new loan level interest rate swap agreements completed in the year.
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
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Compensation and employee benefits	$71,272	$71,801	$(529)	-0.7%
Occupancy	13,926	14,294	(368)	-2.6%
Equipment and data processing	14,837	17,020	(2,183)	-12.8%
Professional services	4,192	5,357	(1,165)	-21.7%
FDIC insurance	3,510	3,362	148	4.4%
Advertising and marketing	3,352	3,058	294	9.6%
Amortization of identified intangible assets	2,911	3,343	(432)	-12.9%
Other	11,377	10,925	452	4.1%
Total non-interest expense	$125,377	$129,160	$(3,783)	-2.9%
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

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Income before provision for income taxes	$81,721	$71,611	$10,110	14.1%
Provision for income taxes	29,353	26,286	3,067	11.7%
Net income, before non-controlling interest in subsidiary	$52,368	$45,325	$7,043	15.5%
Effective tax rate *	35.9%	36.7%	N/A	-2.2%
_________________________________________________________________________
* Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.
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
The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Banks and Brookline Securities Corp. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds, and maturing investment securities.
Deposits, which are considered the most stable source of liquidity, totaled $4.6 billion as of December 31, 2016 and represented 81.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.3 billion, or 81.4% of total funding, as of December 31, 2015. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.6 billion as of December 31, 2016 and represented 77.4% of total deposits, compared to core deposits of $3.2 billion, or 74.7% of total deposits, as of December 31, 2015. Additionally, the Company had $203.4 million of brokered deposits as of December 31, 2016, which represented 4.4% of total deposits, compared to $252.3 million or 5.9% of total deposits, as of December 31, 2015. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.0 billion as of December 31, 2016, representing 18.5% of total funding, compared to $1.0 billion, or 18.6% of total funding, as of December 31, 2015.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2016, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion as compared to $1.3 billion as of December 31, 2015, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2016, the Banks also have access to funding through certain uncommitted lines of credit of $119.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2016.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $61.0 million of borrowing capacity at the Federal Reserve Bank as of December 31, 2016. As of December 31, 2016, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of December 31, 2016, cash, cash equivalents and investment securities available-for-sale totaled $591.3 million, or 9.2% of total assets. This compares to $588.7 million, or 9.7% of total assets as of December 31, 2015.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2016 and 2015, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company, Brookline Bank, BankRI, and First Ipswich exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1.

The Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2016:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$559,644	10.48%	$240,305	4.50%	$373,808	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	575,830	9.16%	251,454	4.00%	251,454	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	575,830	10.79%	320,202	6.00%	453,620	8.50%	N/A	N/A
Total risk-based capital ratio (4)	704,675	13.20%	427,076	8.00%	560,537	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$384,759	11.31%	$153,087	4.50%	$238,136	7.00%	$221,126	6.50%
Tier 1 leverage capital ratio (2)	391,964	10.07%	155,696	4.00%	155,696	4.00%	194,620	5.00%
Tier 1 risk-based capital ratio (3)	391,964	11.53%	203,971	6.00%	288,959	8.50%	271,961	8.00%
Total risk-based capital ratio (4)	428,966	12.61%	272,143	8.00%	357,188	10.50%	340,179	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$182,202	10.94%	$74,946	4.50%	$116,583	7.00%	$108,255	6.50%
Tier 1 leverage capital ratio (2)	182,202	8.97%	81,249	4.00%	81,249	4.00%	101,562	5.00%
Tier 1 risk-based capital ratio (3)	182,202	10.94%	99,928	6.00%	141,565	8.50%	133,237	8.00%
Total risk-based capital ratio (4)	197,702	11.87%	133,245	8.00%	174,884	10.50%	166,556	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$33,433	12.61%	$11,931	4.50%	$18,559	7.00%	$17,234	6.50%
Tier 1 leverage capital ratio (2)	33,433	9.23%	14,489	4.00%	14,489	4.00%	18,111	5.00%
Tier 1 risk-based capital ratio (3)	33,433	12.61%	15,908	6.00%	22,536	8.50%	21,210	8.00%
Total risk-based capital ratio (4)	36,053	13.60%	21,208	8.00%	27,835	10.50%	26,510	10.00%
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

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2015:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$530,505	10.62%	$224,790	4.50%	N/A	N/A
Tier 1 leverage capital ratio (2)	545,035	9.37%	231,930	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	545,035	10.91%	300,019	6.00%	N/A	N/A
Total risk-based capital ratio (4)	676,709	13.54%	401,013	8.00%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$374,002	11.89%	$141,548	4.50%	$204,459	6.50%
Tier 1 leverage capital ratio (2)	380,003	10.78%	141,003	4.00%	176,254	5.00%
Tier 1 risk-based capital ratio (3)	380,003	12.08%	188,743	6.00%	251,658	8.00%
Total risk-based capital ratio (4)	417,270	13.27%	251,557	8.00%	314,446	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$171,967	10.63%	$72,799	4.50%	$105,154	6.50%
Tier 1 leverage capital ratio (2)	171,967	8.51%	80,831	4.00%	101,038	5.00%
Tier 1 risk-based capital ratio (3)	171,967	10.63%	97,065	6.00%	129,420	8.00%
Total risk-based capital ratio (4)	189,953	11.74%	129,440	8.00%	161,800	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$32,831	13.87%	$10,652	4.50%	$15,386	6.50%
Tier 1 leverage capital ratio (2)	32,831	9.26%	14,182	4.00%	17,727	5.00%
Tier 1 risk-based capital ratio (3)	32,831	13.87%	14,202	6.00%	18,936	8.00%
Total risk-based capital ratio (4)	35,617	15.05%	18,933	8.00%	23,666	10.00%
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

Off-Balance-Sheet Arrangements
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and loan level derivatives. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. The effect of such activity on the Company's financial condition and results of operations, such as recorded liability for unfunded credit commitment, is immaterial. See Note 13, "Commitments and Contingencies," to the consolidated financial statements for a description of off-balance-sheet financial instruments.
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2016:
Advances from the FHLBB	$651,489	$182,952	$1,195	$75,138	$910,774
Subordinated debentures and notes	—	—	—	83,105	83,105
Other borrowed funds	50,207	—	—	—	50,207
Loan commitments (1)	1,075,129	—	—	—	1,075,129
Occupancy lease commitments (2)	4,916	8,272	5,796	12,005	30,989
Service provider contracts (3)	21,121	63,169	28,922	15,706	128,918
Postretirement benefit obligations (4)	425	1,275	1,021	17,412	20,133
	$1,803,287	$255,668	$36,934	$203,366	$2,299,255
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
Interest-Rate Risk
The principal market risk facing the Company is interest-rate risk, which can occur in a variety of forms, including repricing risk, yield-curve risk, basis risk, and prepayment risk. Repricing risk occurs when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company's assets and liabilities. Yield-curve risk reflects the possibility that changes in the shape of the yield curve could have different effects on the Company's assets and liabilities. Basis risk occurs when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of December 31, 2016 or 2015. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2016.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2016, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2016		December 31, 2015
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$6,403	3.0%	$11,616	5.9%
Up 200 basis points	4,420	2.1%	8,144	4.2%
Up 100 basis points	2,288	1.1%	4,246	2.2%
Down 100 basis points	(5,196)	-2.5%	(8,852)	-4.5%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 3.0% as of December 31, 2016, compared to a positive 5.9% as of December 31, 2015, the increase in asset sensitivity was due to a change in the funding mix, as deposits replaced wholesale funding.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2016, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2016	At December 31, 2015
Up 300 basis points	-4.6%	7.1%
Up 200 basis points	-4.4%	4.2%
Up 100 basis points	-1.6%	2.0%
Down 100 basis points	-6.4%	-7.7%

The Company's EVE sensitivity for Up shock scenarios increased in 2016 primarily driven by asset extension due to a change in the mix of the loan portfolio, slowing prepayments, and higher rates.

The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2016.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$31,601	$—	$—	$—	$1	$31,602
Weighted average rate	0.58%	—%	—%	—%	—%	0.58%
Investment securities (1) (3)	97,964	99,595	83,382	137,284	192,529	610,754
Weighted average rate	1.70%	1.85%	1.74%	1.83%	2.06%	1.87%
Commercial real estate loans (1)	1,462,190	375,164	370,969	556,745	153,499	2,918,567
Weighted average rate	3.51%	4.20%	4.27%	4.34%	4.42%	3.90%
Commercial loans and leases (1)	598,229	183,604	205,491	375,413	132,671	1,495,408
Weighted average rate	5.08%	6.21%	6.15%	6.26%	4.90%	5.64%
Indirect automobile loans (1)	2,206	1,969	1,278	610	78	6,141
Weighted average rate	5.58%	5.33%	4.61%	4.54%	0.14%	5.13%
Consumer loans (1)	596,687	132,381	84,900	92,936	71,844	978,748
Weighted average rate	3.57%	3.77%	3.87%	3.89%	4.02%	3.69%
Total interest-earning assets	2,788,877	792,713	746,020	1,162,988	550,622	6,041,220
Weighted average rate	3.76%	4.30%	4.46%	4.63%	3.65%	4.08%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$323,160	$323,160
Weighted average rate	—%	—%	—%	—%	0.06%	0.06%
Savings accounts	—	—	—	—	613,061	613,061
Weighted average rate	—%	—%	—%	—%	0.20%	0.20%
Money market savings accounts	1,729,391	—	—	—	3,968	1,733,359
Weighted average rate	0.47%	—%	—%	—%	—%	0.47%
Certificates of deposit (1)	588,467	264,842	84,411	103,161	141	1,041,022
Weighted average rate	0.78%	1.08%	1.56%	1.92%	—%	1.03%
Borrowed funds (1)	746,305	170,016	15,657	2,838	109,270	1,044,086
Weighted average rate	1.37%	1.48%	0.42%	4.24%	4.63%	1.72%
Total interest-bearing liabilities	3,064,163	434,858	100,068	105,999	1,049,600	4,754,688
Weighted average rate	0.75%	1.24%	1.39%	1.99%	0.62%	0.81%
Interest sensitivity gap (2)	$(275,286)	$357,855	$645,952	$1,056,989	$(498,978)	$1,286,532
Cumulative interest sensitivity gap	$(275,286)	$82,569	$728,521	$1,785,510	$1,286,532
Cumulative interest sensitivity gap as a percentage of total assets	-4.4%	1.31%	11.57%	28.36%	20.43%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	-4.6%	1.37%	12.06%	29.56%	21.30%
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

As of December 31, 2016, interest-earning assets maturing or repricing within one year amounted to $2.8 billion and interest-bearing liabilities maturing or repricing within one year amounted to $3.1 billion, resulting in a cumulative one-year negative gap position of $275.3 million or 4.56% of total interest-earning assets. As of December 31, 2015, the Company had a cumulative one-year negative gap position of $214.1 million, or 3.79% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2015 was due to an increase in short term FHLB borrowings and money market accounts.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2016 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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

10.9+	Form of Amended Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 9, 2014)
14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)

Exhibit	Description
21	Subsidiaries of the Registrant (incorporated by reference in Part I, Item 1. "Business—General" of this Annual Report on Form 10-K)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Rule 13a-14(b) Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 were formatted in xBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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

Date: February 28, 2017	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer (Principal Financial Officer)
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ CHARLES H. PECK
	Margaret Boles Fitzgerald, Director		Charles H. Peck, Director
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ JOHN L. HALL, II	By:	/s/ ROSAMOND B. VAULE
	John L. Hall, II, Director		Rosamond B. Vaule, Director
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ PETER O. WILDE
	Thomas J. Hollister, Director		Peter O. Wilde, Director
	Date: February 28, 2017		Date: February 28, 2017

By:	/s/ BOGDAN NOWAK
Bogdan Nowak, Director
Date: February 28, 2017

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.
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
We have audited Brookline Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Boston, Massachusetts
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
February 28, 2017

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2016	2015
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$36,055	$28,753
Short-term investments	31,602	46,736
Total cash and cash equivalents	67,657	75,489
Investment securities available-for-sale	523,634	513,201
Investment securities held-to-maturity (fair value of $85,271 and $93,695, respectively)	87,120	93,757
Total investment securities	610,754	606,958
Loans held-for-sale	13,078	13,383
Loans and leases:
Commercial real estate loans	2,918,567	2,664,394
Commercial loans and leases	1,495,408	1,374,296
Indirect automobile loans	6,141	13,678
Consumer loans	978,748	943,172
Total loans and leases	5,398,864	4,995,540
Allowance for loan and lease losses	(53,666)	(56,739)
Net loans and leases	5,345,198	4,938,801
Restricted equity securities	64,511	66,117
Premises and equipment, net of accumulated depreciation of $58,790 and $51,722, respectively	76,176	78,156
Deferred tax asset	25,247	26,817
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $31,649 and $29,149, respectively	8,133	10,633
Other real estate owned ("OREO") and repossessed assets, net	1,399	1,343
Other assets	88,086	86,751
Total assets	$6,438,129	$6,042,338
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$900,474	$799,117
Interest-bearing deposits:
NOW accounts	323,160	283,972
Savings accounts	613,061	540,788
Money market accounts	1,733,359	1,594,269
Certificate of deposit accounts	1,041,022	1,087,872
Total interest-bearing deposits	3,710,602	3,506,901
Total deposits	4,611,076	4,306,018
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	910,774	861,866
Subordinated debentures and notes	83,105	82,936
Other borrowed funds	50,207	38,227
Total borrowed funds	1,044,086	983,029
Mortgagors' escrow accounts	7,645	7,516
Accrued expenses and other liabilities	72,573	72,289
Total liabilities	5,735,380	5,368,852

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,734	616,899
Retained earnings, partially restricted	136,671	109,675
Accumulated other comprehensive loss	(3,818)	(2,476)
Treasury stock, at cost; 4,707,096 shares and 4,861,554 shares, respectively	(53,837)	(56,208)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 176,688 shares and 213,066 shares, respectively	(963)	(1,162)
Total Brookline Bancorp, Inc. stockholders' equity	695,544	667,485
Noncontrolling interest in subsidiary	7,205	6,001
Total stockholders' equity	702,749	673,486
Total liabilities and stockholders' equity	$6,438,129	$6,042,338

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$224,721	$212,604	$206,781
Debt securities	11,710	11,416	9,527
Marketable and restricted equity securities	2,975	2,762	2,072
Short-term investments	242	128	102
Total interest and dividend income	239,648	226,910	218,482
Interest expense:
Deposits	20,070	17,480	17,060
Borrowed funds	15,914	15,065	12,354
Total interest expense	35,984	32,545	29,414
Net interest income	203,664	194,365	189,068
Provision for credit losses	10,353	7,451	8,477
Net interest income after provision for credit losses	193,311	186,914	180,591
Non-interest income:
Deposit fees	8,913	8,730	8,692
Loan fees	1,299	1,186	1,010
Loan level derivative income, net	3,962	3,397	946
Gain on sales of investment securities, net	—	—	65
Gain on sales of loans and leases held-for-sale	3,256	2,208	1,651
Gain on sale/disposals of premises and equipment, net	—	—	1,502
Other	5,237	4,663	6,314
Total non-interest income*	22,667	20,184	20,180
Non-interest expense:
Compensation and employee benefits	77,836	71,272	71,801
Occupancy	13,882	13,926	14,294
Equipment and data processing	15,496	14,837	17,020
Professional services	3,852	4,192	5,357
FDIC insurance	3,332	3,510	3,362
Advertising and marketing	3,381	3,352	3,058
Amortization of identified intangible assets	2,500	2,911	3,343
Other	10,083	11,377	10,925
Total non-interest expense	130,362	125,377	129,160
Income before provision for income taxes*	85,616	81,721	71,611
Provision for income taxes*	30,392	29,353	26,286
Net income before noncontrolling interest in subsidiary*	55,224	52,368	45,325
Less net income attributable to noncontrolling interest in subsidiary	2,862	2,586	2,037
Net income attributable to Brookline Bancorp, Inc.*	$52,362	$49,782	$43,288
Earnings per common share:
Basic	$0.74	$0.71	$0.62
Diluted	0.74	0.71	0.62
Weighted average common shares outstanding during the year:
Basic	70,261,954	70,098,561	69,945,028
Diluted	70,444,083	70,235,868	70,054,815
Dividends declared per common share	$0.360	$0.355	$0.340

_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net income before noncontrolling interest in subsidiary*	$55,224	$52,368	$45,325

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(2,167)	(1,573)	10,699
Income tax benefit (expense)	781	479	(4,058)
Net unrealized securities holding (losses) gains before reclassification adjustments	(1,386)	(1,094)	6,641
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	—	—	65
Income tax expense	—	—	(23)
Net reclassification adjustments for securities gains included in net income	—	—	42
Net unrealized securities holding (losses) gains	(1,386)	(1,094)	6,599

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	69	353	(498)
Income tax (expense) benefit	(25)	(113)	192
Net adjustment of accumulated obligation for postretirement benefits	44	240	(306)

Other comprehensive (loss) income, net of taxes	(1,342)	(854)	6,293

Comprehensive income*	53,882	51,514	51,618
Net income attributable to noncontrolling interest in subsidiary	2,862	2,586	2,037
Comprehensive income attributable to Brookline Bancorp, Inc.*	$51,020	$48,928	$49,581

_______________________________________________________________________________
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2016, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity*	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity*
	(In Thousands)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486
Net income attributable to Brookline Bancorp, Inc.	—	—	52,362	—	—	—	52,362	—	52,362
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,862	2,862
Issuance of noncontrolling units	—	—	—	—	—	—	—	76	76
Other comprehensive income	—	—		(1,342)	—	—	(1,342)	—	(1,342)
Common stock dividends of $0.36 per share	—	—	(25,366)	—		—	(25,366)	—	(25,366)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—		—	—		—	(1,734)	(1,734)
Compensation under recognition and retention plan	—	(361)	—	—	2,371	—	2,010	—	2,010
Common stock held by ESOP committed to be released (36,372 shares)	—	196	—	—	—	199	395	—	395
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749

_____________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2016, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity*	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity*
	(In Thousands)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605
Net income attributable to Brookline Bancorp, Inc.	—	—	49,782	—	—	—	49,782	—	49,782
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,586	2,586
Issuance of non-controlling interest	—	—	—	—	—	—	—	65	65
Other comprehensive loss	—	—		(854)	—	—	(854)	—	(854)
Common stock dividends of $0.355 per share	—	—	(24,967)	—	—	—	(24,967)	—	(24,967)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,437)	(1,437)
Compensation under recognition and retention plans	—	(763)	—	—	2,074	—	1,311	—	1,311
Common stock held by ESOP committed to be released (38,316 shares)	—	187	—	—	—	208	395	—	395
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486

_____________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2016, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity*	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity*
	(In Thousands)
Balance at December 31, 2013	$757	$617,538	$65,448	$(7,915)	$(59,826)	$(1,590)	$614,412	$4,304	$618,716
Net income attributable to Brookline Bancorp, Inc.	—	—	43,288	—	—	—	43,288	—	43,288
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,037	2,037
Issuance of non-controlling interest	—	—	—	—	—	—	—	60	60
Other comprehensive income	—	—	—	6,293	—	—	6,293	—	6,293
Common stock dividends of $0.34 per share	—	—	(23,876)	—	—	—	(23,876)	—	(23,876)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,614)	(1,614)
Compensation under recognition and retention plans	—	(339)	—	—	1,544	—	1,205	—	1,205
Common stock held by ESOP committed to be released (40,284 shares)	—	276	—	—	—	220	496	—	496
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

_____________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc. (1)	$52,362	$49,782	$43,288
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	2,862	2,586	2,037
Provision for credit losses	10,353	7,451	8,477
Origination of loans and leases held-for-sale	(56,080)	(74,841)	(21,365)
Proceeds from sales of loans and leases held-for-sale, net	55,636	64,398	34,717
Deferred income tax expense	2,322	1,239	125
Depreciation of premises and equipment	7,080	7,074	7,020
Amortization of investment securities premiums and discounts, net	2,158	1,841	2,656
Amortization of deferred loan and lease origination costs, net	5,883	4,775	9,890
Amortization of identified intangible assets	2,500	2,911	3,343
Amortization of debt issuance costs	101	100	29
Accretion of acquisition fair value adjustments, net	(3,960)	(7,242)	(11,217)
Gain on sales of investment securities, net	—	—	(65)
Gain on sales of loans and leases held-for-sale	(3,256)	(2,208)	(1,651)
Gain on sales/disposals of premises and equipment, net	—	—	(1,502)
Loss on sales of OREO and other repossessed assets, net	84	102	11
Write-down of OREO and other repossessed assets	190	229	381
Compensation under recognition and retention plans	1,844	1,276	1,205
ESOP shares committed to be released	395	395	496
Net change in:
Cash surrender value of bank-owned life insurance	(1,050)	(1,049)	(1,054)
Other assets (1)	(287)	(5,135)	(1,700)
Accrued expenses and other liabilities	(1,039)	10,920	9,166
Net cash provided from operating activities (1)	78,098	64,604	84,287

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	—	5,485
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	100,957	97,771	84,091
Purchases of investment securities available-for-sale	(115,403)	(63,615)	(139,866)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	42,492	9,579	500
Purchases of investment securities held-to-maturity	(36,167)	(102,847)	(500)
Proceeds from redemption of restricted equity securities	5,623	9,924	—
Purchase of restricted equity securities	(4,017)	(1,237)	(8,245)
Proceeds from sales of loans and leases held-for-investment, net	45,979	273,688	—
Net increase in loans and leases	(465,527)	(457,460)	(477,128)
Proceeds from sales of premises and equipment	—	—	1,972
Purchase of premises and equipment, net	(5,262)	(4,775)	(7,782)

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Proceeds from sales of OREO and other repossessed assets	3,362	7,152	12,317
Net cash used for investing activities	(427,963)	(231,820)	(529,156)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	351,908	206,748	111,060
(Decrease) increase in certificates of deposit	(46,752)	141,338	12,271
Proceeds from FHLBB advances	5,905,511	4,018,000	2,214,931
Repayment of FHLBB advances	(5,854,019)	(4,157,392)	(1,976,848)
Proceeds from issuance of subordinated notes	—	—	73,495
Increase (decrease) in other borrowed funds, net	11,980	(1,388)	4,996
Increase (decrease) in mortgagors' escrow accounts, net	129	(985)	612
Proceeds from exercise of stock options	300	—	—
Payment of dividends on common stock	(25,366)	(24,967)	(23,876)
Proceeds from issuance of noncontrolling units	76	65	60
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,734)	(1,437)	(1,614)
Net cash provided from financing activities	342,033	179,982	415,087
Net (decrease) increase in cash and cash equivalents	(7,832)	12,766	(29,782)
Cash and cash equivalents at beginning of year	75,489	62,723	92,505
Cash and cash equivalents at end of year	$67,657	$75,489	$62,723

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$38,620	$35,522	$31,303
Income taxes	29,770	26,694	21,207
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$2,500	$—	$—
Transfer from loans to other real estate owned	3,692	7,370	12,587
_____________________________________________________________________________
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through its banks and non-bank subsidiaries.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.4%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 5 full-service banking offices on the north shore of eastern Massachusetts.
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
December 31, 2016, 2015, 2014

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
Investment Securities Available-for-Sale and Held-to-Maturity
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. As of December 31, 2016 and 2015, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
December 31, 2016, 2015, 2014

to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non credit portion of the loss recognized in other comprehensive income.
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2016 and 2015, no impairment has been recognized.
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
December 31, 2016, 2015, 2014

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
December 31, 2016, 2015, 2014

Allowance for Loan and Lease Losses
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
The Company’s December 31, 2016 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2016, this portfolio is approximately $31.1 million. Based on industry conditions, management established a specific loss factor for this portfolio that best represents the changing risks associated with it.
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
December 31, 2016, 2015, 2014

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
As of December 31, 2016, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.
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
Leases
The Company leases properties for offices and branches in the states of Massachusetts, Rhode Island and New York. Lease terms range from five years to over 25 years with options to renew. Management performs an analysis to determine proper lease accounting at lease inception and for each renewal. If a lease meets any of the following four criteria, the lease is classified as capital lease. The four criteria are: transfer of ownership by the end of lease term; contains bargain purchase option; lease term is at least 75% of the property’s estimated remaining economic life; or present value of the minimum lease payment is at least 90% of the fair value of the leased property. The Company did not have any capital leases as of December 31, 2016 or 2015. All leases are classified as operating leases and rental payments are expensed as incurred. Certain leases contain rent escalation clauses which are amortized over the life of the lease under the straight-line method.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually, and BOLI with any individual carrier is limited to 10% of the Company's capital. Total BOLI is limited to 25% of the Company's capital.
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified. The Company did not have any impairment as of December 31, 2016 and 2015.
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
Derivatives
The Company utilizes loan level derivatives which consists of interest rate swap agreements and risk participation agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging."
Loan level derivatives and foreign exchange contracts entered into on behalf of our customers are designated as economic hedges and are recorded at fair value within other assets or liabilities. Changes in the fair value of these non hedging derivatives are recorded directly through earnings at each reporting period.
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
December 31, 2016, 2015, 2014

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
December 31, 2016, 2015, 2014

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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2016, 2015 and 2014. Therefore, the Company has determined there to be a single segment.
(2) Recent Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of December 31, 2016. Management will form a project team to determine the impact and if the Company will early adopt the ASU.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management has evaluated this ASU and believes that ASU 2017-04 does apply. Management will form a project team to determine the impact and if the Company will early adopt the ASU.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU was issued to provide clarification and uniformity on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. This amendments presented in this ASU are effective for fiscal years beginning after December 15, 2017. As of December 31, 2016, management believes that ASU 2016-15 does apply, and after completing an internal analysis has determined the impact of adoption of this ASU in 2018 will be related to financial statement presentation.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of December 31, 2016. In preparation for the adoption in 2019 of this ASU, management formed a steering committee which has determined an approach for implementation which includes the selection of a third party software service provider.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of December 31, 2016. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management believes that this ASU applies, but does not plan to early adopt, but has not yet determined the impact of implementation.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management believes that this ASU applies and is assessing the impact, if any, as of December 31, 2016. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.
In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and is assessing the impact, if any, as of December 31, 2016. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption prior to implementation of the standard in 2019.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management believes that this ASU applies and is assessing the impact, if any, as of December 31, 2016. Management has put together a steering committee which has made progress identifying the additional data requirements necessary to implement the ASU and has determined an approach for implementation which includes the selection of a third party software service provider.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of December 31, 2016. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(3) Cash, Cash Equivalents and Short-Term Investments
The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of certain of the Banks' deposits. As of December 31, 2016 and 2015, the average amount required to be held before a credit for vault cash was $6.9 million and $6.2 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $30.9 million and $45.5 million, respectively, as of December 31, 2016 and 2015.
Short-term investments are summarized as follows:

	At December 31,
	2016	2015
	(In Thousands)
FRB interest bearing reserve	$19,952	$34,575
FHLB overnight deposits	2,142	9,573
Federal funds sold	9,508	2,588
Total short-term investments	$31,602	$46,736
Short-term investments are stated at cost which approximates market value.
(4) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$98,122	$188	$1,290	$97,020
GSE CMOs	161,483	37	3,480	158,040
GSE MBSs	214,946	794	2,825	212,915
SBA commercial loan asset-backed securities	107	—	—	107
Corporate debt obligations	48,308	360	183	48,485
U.S. treasury bonds	4,801	—	64	4,737
Trust preferred securities	1,469	—	111	1,358
Marketable equity securities	966	15	9	972
Total investment securities available-for-sale	$530,202	$1,394	$7,962	$523,634
Investment securities held-to-maturity:
GSE debentures	$14,735	$—	$634	$14,101
GSEs MBSs	17,666	—	187	17,479
Municipal obligations	54,219	5	1,020	53,204
Foreign government obligations	500	—	13	487
Total investment securities held-to-maturity	$87,120	$5	$1,854	$85,271

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

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
As of December 31, 2016, the fair value of all investment securities available-for-sale was $523.6 million, with net unrealized losses of $6.6 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million as of December 31, 2015. As of December 31, 2016, $389.0 million, or 74.3% of the portfolio, had gross unrealized losses of $8.0 million, compared to $368.1 million, or 71.7% of the portfolio, with gross unrealized losses of $6.0 million as of December 31, 2015.
As of December 31, 2016, the fair value of all investment securities held-to-maturity was $85.3 million, with net unrealized losses of $1.8 million, compared to a fair value of $93.7 million with net unrealized losses of $62.0 thousand as of December 31, 2015. As of December 31, 2016, $82.0 million, or 94.1% of the portfolio, had gross unrealized losses of $1.9 million. There were $52.3 million, or 55.8% of the portfolio, with net unrealized losses $435 thousand as of December 31, 2015.
Investment Securities as Collateral
As of December 31, 2016 and 2015, respectively, $429.1 million and $486.4 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2016 and 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Other-Than-Temporary Impairment ("OTTI")
Investment securities as of December 31, 2016 and 2015 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2016
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$67,216	$1,291	$—	$—	$67,216	$1,291
GSE CMOs	118,450	2,162	38,852	1,318	157,302	3,480
GSE MBSs	149,687	2,821	198	3	149,885	2,824
SBA commercial loan asset-backed securities	—	—	72	—	72	—
Corporate debt obligations	7,953	183	—	—	7,953	183
U.S. Treasury bonds	4,737	64	—	—	4,737	64
Trust preferred securities	—	—	1,358	111	1,358	111
Marketable equity securities	503	9	—	—	503	9
Temporarily impaired investment securities available-for-sale	348,546	6,530	40,480	1,432	389,026	7,962
Investment securities held-to-maturity:
GSE debentures	14,101	634	—	—	14,101	634
GSEs MBSs	17,289	187	—	—	17,289	187
Municipal obligations	50,098	1,020	—	—	50,098	1,020
Foreign government obligations	487	13	—	—	487	13
Temporarily impaired investment securities held-to-maturity	81,975	1,854	—	—	81,975	1,854
Total temporarily impaired investment securities	$430,521	$8,384	$40,480	$1,432	$471,001	$9,816

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	At December 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$19,633	$172	$—	$—	$19,633	$172
GSE CMOs	89,680	1,294	100,473	2,935	190,153	4,229
GSE MBSs	133,779	845	16,968	585	150,747	1,430
SBA commercial loan asset-backed securities	—	—	139	1	139	1
Corporate debt obligations	6,181	18	—	—	6,181	18
Trust preferred securities	—	—	1,267	199	1,267	199
Temporarily impaired investment securities available-for-sale	249,273	2,329	118,847	3,720	368,120	6,049
Investment securities held-to-maturity:
GSE debentures	25,837	105	—	—	25,837	105
GSEs MBSs	18,834	305	—	—	18,834	305
Municipal obligations	7,629	25	—	—	7,629	25
Temporarily impaired investment securities held-to-maturity	52,300	435	—	—	52,300	435
Total temporarily impaired investment securities	$301,573	$2,764	$118,847	$3,720	$420,420	$6,484
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of December 31, 2016. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of December 31, 2016. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2016, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $26.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $21.8 million as of December 31, 2015.
As of December 31, 2016, the Company owned twenty-nine GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of December 31, 2015, the Company held thirteen GSE debentures with a total fair value of $40.6 million, and a net unrealized loss of $31.0 thousand. As of December 31, 2016, twenty-one of the twenty-nine securities in this portfolio were in an unrealized loss position. As of December 31, 2015, seven of the thirteen securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. For the year ended December 31, 2016, the Company purchased a total of $65.7 million GSE debentures. This compares to $24.9 million purchased during the same period in 2015.
As of December 31, 2016, the Company owned 62 GSE CMOs with a total fair value of $158.0 million and a net unrealized loss of $3.4 million. As of December 31, 2015, the Company held 63 GSE CMOs with a total fair value of $193.8 million with a net unrealized loss of $4.2 million. As of December 31, 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2015, 45 of the 63 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the year ended December 31, 2016, the Company purchased a total of $3.1 million of GSE CMOs. The Company did not make any purchases during the same period in 2015.
As of December 31, 2016, the Company owned 195 GSE MBSs with a total fair value of $212.9 million and a net unrealized loss of $2.0 million. As of December 31, 2015, the Company held 186 GSE MBSs with a total fair value of $229.9 million with a net unrealized loss of $0.3 million. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. As of December 31, 2015, 56 of the 186 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2016 and 2015, the Company purchased a total of $36.6 million and $29.5 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of December 31, 2016 and December 31, 2015, the Company owned SBA securities with a total fair value of $0.1 million and $0.1 million, respectively, which approximated amortized cost. As of December 31, 2016, four of the six securities in this portfolio were in an unrealized loss position. As of December 31, 2015, six of the seven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned sixteen corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million as of December 31, 2016. This compares to fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million as of December 31, 2015. As of December 31, 2016, three of the sixteen securities in this portfolio were in an unrealized loss position. As of December 31, 2015, two of the fifteen securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the year ended December 31, 2016, the Company purchased $5.1 million in corporate obligations compared to $9.3 million in the same period in 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2016, the Company owned one U.S. treasury bond with a total fair value of $4.7 million and a net unrealized loss of $0.1 million. The Company did not hold any U.S. treasury bonds as of December 31, 2015.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2016, the Company owned two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.3 million and a net unrealized loss of $0.2 million as of December 31, 2015. As of December 31, 2016 and 2015, both of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
As of December 31, 2016, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost, compared to a fair value of $1.0 million, which approximated cost as of December 31, 2015. As of December 31, 2016, one of the two securities in this portfolio was in an unrealized loss position. As of December 31, 2015, none of the two securities in this portfolio was in an unrealized loss position.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at December 31, 2016. Management does not intend to sell these securities prior to maturity.
U.S. Government-Sponsored Enterprises
As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and a net unrealized loss of $0.6 million. As of December 31, 2015, the Company owned twelve GSE debentures with a total fair value of $34.8 million and a net unrealized loss of $0.1 million. As of December 31, 2016, all securities in this portfolio were in an unrealized loss position. At December 31, 2015, nine of the twelve securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2016 and December 31, 2015, the Company purchased a total of $17.7 million and $42.4 million in GSE debentures, respectively.
As of December 31, 2016, the Company owned eleven GSE MBSs with a total fair value of $17.5 million and a net unrealized loss of $0.2 million. As of December 31, 2015, the Company owned ten GSE MBSs with a total fair value of $19.0 million and an unrealized loss of $0.3 million. As of December 31, 2016, eight of the eleven securities in this portfolio were in an unrealized loss position as compared to December 31, 2015, when seven of the ten securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2016 and December 31, 2015, the Company purchased a total of $2.3 million and $21.3 million in GSE MBSs, respectively.
Municipal Obligations
As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.2 million and $54.2 million, respectively. As of December 31, 2015, the Company owned 72 municipal obligation securities with a total fair value and total amortized cost of $39.4 million and $39.1 million, respectively. As of December 31, 2016, 93 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2015, when 15 of the 72 securities were in an unrealized loss position. During the year ended December 31, 2016, the Company purchased a total of $15.6 million of municipal obligations. During the year ended December 31, 2015, the Company purchased $39.2 million in municipal obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Foreign Government Obligations
As of December 31, 2016 and December 31, 2015, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2016, the security was in an unrealized loss position. The security was not in an unrealized loss position at December 31, 2015. During the year ended December 31, 2016, the Company repurchased the foreign government obligation security that matured during the first quarter of 2016. During the year ended December 31, 2015, the Company did not purchase any foreign government obligation securities.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2016			2015
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$13	$13	0.17%	$2,999	$3,003	2.09%
After 1 year through 5 years	81,524	81,833	2.14%	59,729	60,249	2.32%
After 5 years through 10 years	128,956	127,952	2.03%	100,658	100,833	2.05%
Over 10 years	318,743	312,864	2.03%	353,259	348,139	1.97%
	$529,236	$522,662	2.04%	$516,645	$512,224	2.03%
Investment securities held-to-maturity:
Within 1 year	$190	$190	1.00%	$651	$651	1.00%
After 1 year through 5 years	23,012	22,750	1.30%	23,888	23,866	1.52%
After 5 years through 10 years	46,442	45,042	1.75%	$50,078	$50,344	2.00%
Over 10 years	17,476	17,289	2.11%	$19,140	$18,834	1.82%
	$87,120	$85,271	1.70%	$93,757	$93,695	1.83%
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
As of December 31, 2016, issuers of debt securities with an estimated fair value of $27.9 million had the right to call or prepay the obligations. Of the $27.9 million, approximately $3.0 million matures in 1 - 5 years, $23.5 million matures in 6 - 10 years, and $1.4 million matures after ten years. As of December 31, 2015, issuers of debt securities with an estimated fair value of approximately $48.5 million had the right to call or prepay the obligations. Of the $48.5 million, $15.5 million matures in 1-5 years, $31.8 million matures in 6-10 years, and $1.2 million matures after ten years.
Security Sales
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Sales of investment securities are summarized as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Sales of debt securities	$—	$—	$5,084
Sales of marketable equity securities	—	—	401

Gross gains from sales	$—	$—	$380
Gross losses from sales	—	—	315
Gain on sales of securities, net	$—	$—	$65
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2016	2015
	(In Thousands)
FHLBB stock	$47,284	$48,890
Federal Reserve Bank of Boston stock	16,752	16,752
Other restricted equity securities	475	475
	$64,511	$66,117
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2016 and 2015, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2016 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2016. The FHLBB paid a dividend to member banks at an annualized rate of 254 basis points in 2015. The FHLBB increased its dividend from 342 basis points in the first quarter of 2016 to 380 basis points in the fourth quarter of 2016. As of December 31, 2016, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2016 and 2015, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
The Company, through its wholly owned subsidiary, Brookline Securities Corp., holds 9,721 shares of restricted equity securities of Northeast Retirement Services, Inc. ("NRS"). This investment was recorded at cost of $144 thousand as no readily determinable fair value exists. On December 5, 2016, Community Bank Systems, Inc. ("CBU") announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 share of NRS and received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. Management continues to record this transaction at cost. Refer to Note 24, "Subsequent Events" for the impact of the exchange on the Company's financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2016
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,907,254	3.95%	$143,128	4.24%	$2,050,382	3.97%
Multi-family mortgage	701,450	3.79%	29,736	4.53%	731,186	3.82%
Construction	136,785	3.79%	214	3.67%	136,999	3.79%
Total commercial real estate loans	2,745,489	3.90%	173,078	4.29%	2,918,567	3.92%
Commercial loans and leases:
Commercial	621,285	4.11%	14,141	5.44%	635,426	4.14%
Equipment financing	793,702	7.06%	6,158	5.86%	799,860	7.05%
Condominium association	60,122	4.39%	—	—%	60,122	4.39%
Total commercial loans and leases	1,475,109	5.71%	20,299	5.57%	1,495,408	5.71%
Indirect automobile loans	6,141	5.40%	—	—%	6,141	5.40%
Consumer loans:
Residential mortgage	555,430	3.67%	68,919	3.98%	624,349	3.70%
Home equity	289,361	3.50%	52,880	4.26%	342,241	3.62%
Other consumer	12,030	5.51%	128	17.92%	12,158	5.64%
Total consumer loans	856,821	3.64%	121,927	4.12%	978,748	3.70%
Total loans and leases	$5,083,560	4.38%	$315,304	4.31%	$5,398,864	4.38%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $14.2 million and $12.8 million as of December 31, 2016 and 2015, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 29.6% of which is in the greater New York and New Jersey metropolitan area and 70.4% of which is in other areas in the United States of America as of December 31, 2016, as compared to 32.8% of which is in the greater New York and New Jersey metropolitan area and 67.2% of which is in other areas in the United States of America as of December 31, 2015.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance at beginning of year	$20,796	$32,044	$45,789
Accretion	(6,781)	(10,467)	(15,805)
Reclassification from/(to) nonaccretable difference as a result from changes in expected cash flows	338	(781)	2,060
Balance at end of year	$14,353	$20,796	$32,044

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the years ended December 31, 2016, 2015 and 2014, accretable yield adjustments totaling $0.3 million, $(0.8) million, and $2.1 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
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
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2016.

	Year Ended December 31,
	2016	2015
	(In Thousands)
Balance at beginning of year	$37,375	$8,574
New loans granted during the year	8,352	9,931
Loans reclassified as insider loans	—	21,481
Advances on lines of credit	26	840
Repayments	(2,295)	(1,344)
Loan no longer classified as an insider loan	—	(2,107)
Balance at end of year	$43,458	$37,375
Unfunded commitments on extensions of credit to insiders totaled $8.7 million and $14.8 million as of December 31, 2016 and 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Loans and Leases Pledged as Collateral
As of December 31, 2016 and 2015, there were $2.1 billion and $1.8 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2016 and 2015.
(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$56,739
Charge-offs	(2,169)	(10,516)	(573)	(1,409)	(14,667)
Recoveries	—	642	597	153	1,392
(Credit) provision for loan and lease losses	(337)	8,762	(171)	1,948	10,202
Balance at December 31, 2016	$27,645	$20,906	$122	$4,993	$53,666

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(3,634)	(1,788)	(582)	—	(6,554)
Recoveries	—	667	1,442	102	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(1,716)	1,422	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,163)	(650)	—	(4,450)
Recoveries	4	801	434	158	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(864)	476	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million, $1.3 million, and $1.3 million at December 31, 2016, 2015 and 2014, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2016, 2015 and 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(750)	$1,459	$5,009	$413	$(352)	$1,689	$(337)	$1,107	$6,698
Commercial	8,469	9,077	2,030	293	(49)	413	8,762	9,028	2,443
Indirect automobile	(171)	(1,716)	(864)	—	—	—	(171)	(1,716)	(864)
Consumer	1,434	953	417	514	469	59	1,948	1,422	476
Unallocated	—	(2,418)	(514)	—	—	—	—	(2,418)	(514)
Total provision for loan and lease losses	8,982	7,355	6,078	1,220	68	2,161	10,202	7,423	8,239
Unfunded credit commitments	151	28	238	—	—	—	151	28	238
Total provision for credit losses	$9,133	$7,383	$6,316	$1,220	$68	$2,161	$10,353	$7,451	$8,477
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
December 31, 2016, 2015, 2014

loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.

During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide further quantification of probable losses in the portfolio. Under the enhanced methodology, management combined the historical loss histories of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar geographic markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods to the three months ended September 30, 2015, a historical loss history applicable to each Bank was used.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single group of factors for use across the Company is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. In prior periods to the three months ended September 30, 2015, each of the Banks utilized a set of qualitative factors applicable to each Bank.

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

As of December 31, 2016, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

As of December 31, 2016, the Company had a portfolio of approximately $31.1 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2015, this portfolio was approximately $35.8 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.

As of December 31, 2016, the Company had an allowance for loan and lease losses associated with taxi medallion loans of
$1.3 million of which $0.1 million were specific reserves and $1.2 million was a general reserve. As of December 31, 2015, the Company had a general reserve for loan and lease losses associated with taxi medallion loans of $4.3 million with no specific reserves. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the charge-offs of the majority of trouble debt restructured taxi medallion loans which had a specific reserve in prior period due to changes in the underlined collateral value of the taxi medallions. The total troubled debt restructured loans and leases secured by taxi medallions increased by $4.8 million from $1.3 million at December 31, 2015 to $6.1 million at December 31, 2016. The total loans and leases secured by taxi medallions that were placed on nonaccrual increased to $13.4 million at December 31, 2016 from zero at December 31, 2015. However, further declines in demand for taxi services or further

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $53.5 million as of December 31, 2016, compared to $53.1 million as of December 31, 2015. The general portion of the allowance for loan and lease losses increased by $0.4 million during the year ended December 31, 2016, as a result of the continued growth in the Company's loan portfolios offset by the decrease in historical loss factors applied to the commercial real estate and consumer loan portfolios and the improvement of credit risk ratings of loans within the commercial real estate and commercial portfolios.

The specific allowance for loan and lease losses was $0.2 million as of December 31, 2016, compared to $3.6 million as of December 31, 2015. The specific allowance decreased by $3.4 million during the year ended December 31, 2016, primarily due to the charge-offs on loans which previously had a specific reserve during the year ended December 31, 2015.

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
December 31, 2016, 2015, 2014

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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2016 by credit quality indicator.

	At December 31, 2016
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,899,162	$700,046	$136,607	$583,940	$786,050	$60,122	$12,018
OAEM	1,538	—	178	8,675	824	—	—
Substandard	6,288	1,404	—	28,595	4,848	—	12
Doubtful	266	—	—	75	1,980	—	—
Total originated	1,907,254	701,450	136,785	621,285	793,702	60,122	12,030

Acquired:
Loan rating:
Pass	131,850	29,153	214	10,312	6,158	—	128
OAEM	1,408	270	—	249	—	—	—
Substandard	9,768	313	—	3,017	—	—	—
Doubtful	102	—	—	563	—	—	—
Total acquired	143,128	29,736	214	14,141	6,158	—	128

Total loans	$2,050,382	$731,186	$136,999	$635,426	$799,860	$60,122	$12,158

As of December 31, 2016, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	At December 31, 2016
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$2,469	40.2%
661-700	906	14.7%
660 and below	2,743	44.7%
Data not available*	23	0.4%
Total loans	$6,141	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data is not available.

	At December 31, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$138,030	22.1%	$153,679	44.9%
50% - 69%	229,799	36.9%	61,553	18.1%
70% - 79%	162,614	26.0%	49,987	14.6%
80% and over	21,859	3.5%	23,317	6.8%
Data not available*	3,128	0.5%	825	0.2%
Total originated	555,430	89.0%	289,361	84.6%

Acquired:
Loan-to-value ratio:
Less than 50%	17,809	2.9%	32,334	9.4%
50%—69%	24,027	3.8%	15,059	4.4%
70%—79%	14,030	2.2%	3,069	0.9%
80% and over	10,069	1.6%	1,016	0.3%
Data not available*	2,984	0.5%	1,402	0.4%
Total acquired	68,919	11.0%	52,880	15.4%

Total loans	$624,349	100.0%	$342,241	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data is not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

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

	At December 31, 2015
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$5,435	39.7%
661-700	1,965	14.4%
660 and below	6,217	45.5%
Data not available*	61	0.4%
Total loans	$13,678	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data is not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	At December 31, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$118,628	19.2%	$131,584	41.8%
50%—69%	214,390	34.8%	51,492	16.4%
70%—79%	173,774	28.2%	32,916	10.5%
80% and over	17,808	2.9%	18,082	5.7%
Data not available*	3,246	0.5%	634	0.2%
Total originated	527,846	85.6%	234,708	74.6%

Acquired:
Loan-to-value ratio:
Less than 50%	18,857	3.1%	48,563	15.4%
50%—69%	32,986	5.3%	20,623	6.6%
70%—79%	17,883	2.9%	7,144	2.3%
80% and over	14,011	2.3%	2,650	0.8%
Data not available*	4,866	0.8%	865	0.3%
Total acquired	88,603	14.4%	79,845	25.4%

Total loans	$616,449	100.0%	$314,553	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data is not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At December 31, 2016	At December 31, 2015
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$251	$362
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	1,213	298

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2016 and 2015.

	At December 31, 2016
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,525	$2,075	$429	$4,029	$1,903,225	$1,907,254	$2	$5,035
Multi-family mortgage	2,296	—	291	2,587	698,863	701,450	—	1,404
Construction	547	—	—	547	136,238	136,785	—	—
Total commercial real estate loans	4,368	2,075	720	7,163	2,738,326	2,745,489	2	6,439
Commercial loans and leases:
Commercial	5,396	815	10,014	16,225	605,060	621,285	—	20,587
Equipment financing	2,983	1,444	5,341	9,768	783,934	793,702	—	6,758
Condominium association	266	—	—	266	59,856	60,122	—	—
Total commercial loans and leases	8,645	2,259	15,355	26,259	1,448,850	1,475,109	—	27,345
Indirect automobile	547	76	8	631	5,510	6,141	—	137
Consumer loans:
Residential mortgage	3,745	2,294	163	6,202	549,228	555,430	—	2,455
Home equity	25	219	5	249	289,112	289,361	3	128
Other consumer	2	11	8	21	12,009	12,030	—	12
Total consumer loans	3,772	2,524	176	6,472	850,349	856,821	3	2,595
Total originated loans and leases	$17,332	$6,934	$16,259	$40,525	$5,043,035	$5,083,560	$5	$36,516

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	At December 31, 2016
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$925	$—	$4,011	$4,936	$138,192	$143,128	$3,786	$305
Multi-family mortgage	—	—	—	—	29,736	29,736	—	—
Construction	—	—	—	—	214	214	—	—
Total commercial real estate loans	925	—	4,011	4,936	168,142	173,078	3,786	305
Commercial loans and leases:
Commercial	306	—	2,651	2,957	11,184	14,141	264	2,387
Equipment financing	—	—	—	—	6,158	6,158	—	—
Total commercial loans and leases	306	—	2,651	2,957	17,342	20,299	264	2,387
Consumer loans:
Residential mortgage	—	318	2,865	3,183	65,736	68,919	2,820	46
Home equity	288	97	339	724	52,156	52,880	202	823
Other consumer	—	1	—	1	127	128	—	—
Total consumer loans	288	416	3,204	3,908	118,019	121,927	3,022	869
Total acquired loans and leases	$1,519	$416	$9,866	$11,801	$303,503	$315,304	$7,072	$3,561

Total loans and leases	$18,851	$7,350	$26,125	$52,326	$5,346,538	$5,398,864	$7,077	$40,077

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

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
December 31, 2016, 2015, 2014

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Commercial Real Estate Loans—As of December 31, 2016, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 38.1%; multi-family mortgage loans -- 13.5%; and construction loans -- 2.5%.
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
Commercial Loans and Leases—As of December 31, 2016, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 11.8%; equipment financing loans -- 14.8%; and loans to condominium associations -- 1.1%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of December 31, 2016, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.6%, home equity loans -- 6.3%, indirect automobile loans -- 0.1%, and other consumer loans -- 0.2%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	At December 31, 2016			At December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,113	$9,104	$—	$2,758	$2,756	$—
Commercial	39,269	39,210	—	14,097	14,074	—
Consumer	4,823	4,815	—	4,582	4,575	—
Total originated with no related allowance recorded	53,205	53,129	—	21,437	21,405	—
With an allowance recorded:
Commercial real estate	3,984	3,984	28	6,150	6,150	2,167
Commercial	605	605	97	2,215	2,213	1,202
Consumer	—	—	—	—	—	—
Total originated with an allowance recorded	4,589	4,589	125	8,365	8,363	3,369
Total originated impaired loans and leases	57,794	57,718	125	29,802	29,768	3,369

Acquired:
With no related allowance recorded:
Commercial real estate	10,400	10,400	—	7,035	7,035	—
Commercial	3,948	3,948	—	4,053	4,052	—
Consumer	6,384	6,399	—	7,549	7,565	—
Total acquired with no related allowance recorded	20,732	20,747	—	18,637	18,652	—
With an allowance recorded:
Commercial real estate	—	—	—	2,606	2,606	148
Commercial	—	—	—	486	486	112
Consumer	253	253	27	174	174	9
Total acquired with an allowance recorded	253	253	27	3,266	3,266	269
Total acquired impaired loans and leases	20,985	21,000	27	21,903	21,918	269

Total impaired loans and leases	$78,779	$78,718	$152	$51,705	$51,686	$3,638
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $34.1 million and $3.6 million, respectively as of December 31, 2016.

(2) Includes originated and acquired nonaccrual loans of $9.3 million and $7.1 million, respectively as of December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,608	$152	$3,999	$86	$2,786	$102
Commercial	23,445	600	15,143	641	11,840	343
Consumer	4,126	76	4,267	65	3,166	42
Total originated with no related allowance recorded	34,179	828	23,409	792	17,792	487
With an allowance recorded:
Commercial real estate	4,715	195	5,132	197	3,223	69
Commercial	9,915	6	5,650	10	2,285	51
Consumer	124	—	84	—	458	15
Total originated with an allowance recorded	14,754	201	10,866	207	5,966	135
Total originated impaired loans and leases	48,933	1,029	34,275	999	23,758	622

Acquired:
With no related allowance recorded:
Commercial real estate	8,906	151	9,200	125	10,884	350
Commercial	4,255	75	4,428	65	6,875	122
Consumer	7,537	68	7,837	62	6,701	28
Total acquired with no related allowance recorded	20,698	294	21,465	252	24,460	500
With an allowance recorded:
Commercial real estate	1,093	—	713	—	942	76
Commercial	364	—	638	—	631	15
Consumer	431	8	249	8	281	3
Total acquired with an allowance recorded	1,888	8	1,600	8	1,854	94
Total acquired impaired loans and leases	22,586	302	23,065	260	26,314	594

Total impaired loans and leases	$71,519	$1,331	$57,340	$1,259	$50,072	$1,216

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At December 31, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$28	$97	$—	$—	$125
Collectively evaluated for impairment	26,830	20,682	122	4,654	52,288
Total originated loans and leases	26,858	20,779	122	4,654	52,413

Acquired:
Individually evaluated for impairment	—	—	—	27	27
Collectively evaluated for impairment	221	13	—	34	268
Acquired with deteriorated credit quality	566	114	—	278	958
Total acquired loans and leases	787	127	—	339	1,253

Total allowance for loan and lease losses	$27,645	$20,906	$122	$4,993	$53,666

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,097	$37,637	$—	$4,711	$55,445
Collectively evaluated for impairment	2,732,392	1,437,472	6,141	852,110	5,028,115
Total originated loans and leases	2,745,489	1,475,109	6,141	856,821	5,083,560

Acquired:
Individually evaluated for impairment	690	3,047	—	2,028	5,765
Collectively evaluated for impairment	47,599	10,863	—	70,115	128,577
Acquired with deteriorated credit quality	124,789	6,389	—	49,784	180,962
Total acquired loans and leases	173,078	20,299	—	121,927	315,304

Total loans and leases	$2,918,567	$1,495,408	$6,141	$978,748	$5,398,864

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

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
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$13,883	$17,953
On nonaccrual	11,919	4,965
Total troubled debt restructurings	$25,802	$22,918

Total troubled debt restructuring loans and leases increased by $2.9 million to $25.8 million at December 31, 2016 from

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

$22.9 million at December 31, 2015, primarily driven by the restructuring of certain taxi medallion loans pursuant to the definition of a troubled debt restructuring.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Year Ended December 31, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Multi-family mortgage	2	$1,155	$1,114	$—	$1,114	$—	—	$—
Commercial	22	9,701	6,015	—	6,015	—	2	364
Equipment financing	3	797	524	—	524	—	2	341
Total originated	27	11,653	7,653	—	7,653	—	4	705

Acquired:
Home equity	5	374	368	20	145	—	—	—
Total acquired	5	374	368	20	145	—	—	—

Total loans and leases	32	$12,027	$8,021	$20	$7,798	$—	4	$705
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2015
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	9	$5,757	$5,497	$119	$258	$—	1	$237
Equipment financing	1	112	100	—	—	—	—	—
Residential mortgage	1	100	150	—	151	—	—	—
Home equity	3	353	298	—	99	—	1	28
Total originated	14	6,322	6,045	119	508	—	2	265

Acquired:
Commercial	4	642	632	—	—	—	1	11
Home equity	2	200	196	—	—	—	1	24
Total acquired	6	842	828	—	—	—	2	35

Total loans and leases	20	$7,164	$6,873	$119	$508	$—	4	$300
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	At and for the Year Ended December 31, 2014
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$953	$932	$—	$—	—	$—
Commercial	6	2,884	2,948	—	628	3	615
Equipment financing	6	984	936	15	169	4	636
Residential mortgage	1	496	—	—	—	—	—
Home equity	2	400	402	—	—	—	—
Total originated	16	5,717	5,218	15	797	7	1,251

Acquired:
Commercial	6	1,369	1,406	—	66	1	419
Home equity	1	190	189	—	—	—	—
Total acquired	7	1,559	1,595	—	66	1	419

Total loans and leases	23	$7,276	$6,813	$15	$863	8	$1,670
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Loans with one modification:
Extended maturity	$599	$2,215	$3,241
Adjusted principal	249	—	—
Interest only	1,493	1,335	16
Combination maturity, principal, interest rate	5,455	692	479
Total loans modified once	$7,796	$4,242	$3,736

Loans with more than one modification:
Extended maturity	$225	$2,598	$1,951
Interest only	—	—	292
Combination maturity, principal, interest rate	—	33	834
Total loans modified more than once	$225	$2,631	$3,077
The troubled debt restructuring loans and leases that were modified for the years ending December 31, 2016, 2015, and 2014 were $8.0 million, $6.9 million, and $6.8 million, respectively. The increase in troubled debt restructuring loans and leases that were modified for the year ending December 31, 2016 was primarily due to the modification of loans and leases secured by taxi medallions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2016, 2015, and 2014 were $4.3 million, $0.2 million, and $0.3 million, respectively. The increase in net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the year ending December 31, 2016 was primarily due to the charge-offs of the nonperforming taxi medallion loans during the year.
As of December 31, 2016, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2016	2015
	(In Thousands)		(In Years)
Land	$7,562	$7,562	NA
Fine art	472	349	NA
Computer equipment	9,004	8,677	3
Vehicles	221	221	3 to 5
Core processing system and software	19,433	18,933	3 to 7.5
Furniture, fixtures and equipment	13,439	12,670	5 to 25
Office building and improvements	84,835	81,466	10 to 40
Total	134,966	129,878
Accumulated depreciation and amortization	58,790	51,722
Total premises and equipment	$76,176	$78,156
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense related to premises and equipment totaled $7.2 million, $7.2 million, and $7.0 million, respectively.
In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the year ended December 31, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s consolidated statements of income. There were no sales of premises and equipment during the years ended December 31, 2016 and 2015.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance at beginning of year	$137,890	$137,890	$137,890
Additions	—	—	—
Adjustments to original goodwill	—	—	—
Balance at end of year	$137,890	$137,890	$137,890

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The following is a summary of the Company's other intangible assets:

	At December 31, 2016			At December 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$36,172	$29,128	$7,044	$36,172	$26,628	$9,544
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$39,782	$31,649	$8,133	$39,782	$29,149	$10,633
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 8.8 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2016, 2015 and 2014.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2017	$2,089
2018	1,669
2019	1,295
2020	944
2021	601
Thereafter	446
Total	$7,044

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2016 and 2015, BankRI owned seven policies with a net cash surrender value of $37.9 million and $36.8 million, respectively. As of December 31, 2016 and 2015, First Ipswich owned two policies with a net cash surrender value of $0.8 million and $0.8 million, respectively.
The Company recorded a total of $1.1 million, $1.0 million, and $1.1 million of tax exempt income from these nine policies in 2016, 2015, and 2014, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of December 31, 2016, the Company had investments in ten of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.
On January 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application and had an impact on net income for 2014 of $0.5 million and a cumulative effect on retained earnings of $1.1 million at January 1, 2015. Prior to the adoption of ASU 2014-01, the Company’s investments in qualified affordable housing projects were accounted for using the equity method. Under the equity method, operating losses or gains from these investments were included as a component of non-interest income in the Company's consolidated statements of income. ASU 2014-01 calls for the use of the proportional amortization method calculation and the operating losses or gains for these investments are included as a component of the provision for income taxes in the Company’s consolidated statements of income. Under the proportional amortization method, the initial costs of the investment in qualified affordable housing projects is amortized based on the tax credits and other benefits received.

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2016	2015	2014
	(In Thousands)
Investments in affordable housing projects included in other assets	$11,565	$11,604	$10,131
Unfunded commitments related to affordable housing projects included in other liabilities	1,686	3,163	2,608
Investment in affordable housing tax credits included in other liabilities	1,753	1,588	1,432
Investment in affordable housing tax benefits included in other liabilities	598	656	669

	For the year ended,
	December 31, 2016	December 31, 2015
	(In Thousands)
Investment amortization included in provision for income taxes	$1,726	$1,654
Amount recognized as income tax benefit	598	656

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(11) Deposits
A summary of deposits follows:

	December 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$900,474	—%	$799,117	—%
NOW accounts	323,160	0.07%	283,972	0.07%
Savings accounts	613,061	0.20%	540,788	0.25%
Money market accounts	1,733,359	0.47%	1,594,269	0.44%
Total core deposit accounts	3,570,054	0.27%	3,218,146	0.26%
Certificate of deposit accounts maturing:
Within six months	345,339	0.77%	320,975	0.65%
After six months but within 1 year	233,470	0.83%	395,516	0.83%
After 1 year but within 2 years	264,993	1.08%	226,513	1.02%
After 2 years but within 3 years	84,673	1.56%	60,730	1.42%
After 3 years but within 4 years	52,522	1.88%	30,002	1.78%
After 4 years but within 5 years	59,910	1.78%	53,717	1.88%
5+ Years	115	1.66%	419	1.82%
Total certificate of deposit accounts	1,041,022	1.04%	1,087,872	0.93%
Total deposits	$4,611,076	0.44%	$4,306,018	0.43%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $196.7 million and $168.4 million as of December 31, 2016 and 2015, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$209	$179	$171
Savings accounts	1,322	1,094	1,197
Money market accounts	7,549	6,935	7,846
Certificate of deposit accounts	10,990	9,272	7,846
Total interest-bearing deposits	$20,070	$17,480	$17,060
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $39.5 million and $40.5 million as of December 31, 2016 and 2015, respectively.
Collateral Pledged to Deposits
As of December 31, 2016 and 2015, $160.9 million and $170.4 million, respectively, of collateral was pledged for municipal deposits and TT&L (Treasury Tax and Loan Deposits).

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2016	2015
	(In Thousands)
Advances from the FHLBB	$910,774	$861,866
Subordinated debentures and notes	83,105	82,936
Other borrowed funds	50,207	38,227
Total borrowed funds	$1,044,086	$983,029
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Advances from the FHLBB	$10,760	$9,950	$10,535
Subordinated debentures and notes	5,038	5,001	1,740
Other borrowed funds	116	114	79
Total interest expense on borrowed funds	$15,914	$15,065	$12,354
Collateral Pledged to Borrowed Funds
As of December 31, 2016 and 2015, $1.8 billion and $2.3 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L (Treasury Tax and Loan Deposits). The Banks did not have any outstanding FRB borrowings as of December 31, 2016 and 2015.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2016			2015
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$651,489	$75,705	1.22%	$575,749	$30,599	0.70%
Over 1 year to 2 years	168,598	290,311	1.44%	228,422	114,922	1.89%
Over 2 years to 3 years	14,354	—	0.09%	36,476	10,038	2.46%
Over 3 years to 4 years	85	—	2.04%	5,342	—	2.17%
Over 4 years to 5 years	1,110	—	3.07%	91	—	2.04%
Over 5 years	75,138	—	1.08%	15,786	—	4.21%
	$910,774	$366,016	1.24%	$861,866	$155,559	1.16%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2016. Total available borrowing capacity for advances from the FHLBB and FRB was $1.6 billion as of December 31, 2016 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $2.3 billion as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Repurchase Agreements
Information concerning repurchase agreements is as follows for the periods indicated below:

	Year Ended December 31,
	2016	2015
	(Dollars In Thousands)
Outstanding at end of year	$50,207	$38,227
Average outstanding for the year	41,053	34,468
Maximum outstanding at any month-end	50,207	38,231
Weighted average rate at end of year	0.14%	0.19%
Weighted average rate paid for the year	0.27%	0.33%
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

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2017	$4,752	$4,724
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 17, 2017	4,628	4,588
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,725	73,624
			Total	$83,105	$82,936
The above carrying amounts of the acquired subordinated debentures included $0.6 million of accretion adjustments and $1.3 million of capitalized debt issuance costs as of December 31, 2016. This compares to $0.7 million of accretion adjustments and $1.4 million of capitalized debt issuance costs as of December 31, 2015.
(13) Commitments and Contingencies
Off-Balance Sheet Financial Instruments
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credits, and loan level derivatives. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.
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
December 31, 2016, 2015, 2014

is represented by the fair value of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2016	2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$27,750	$36,000
Commercial	71,716	78,017
Residential mortgage	28,179	19,430
Unadvanced portion of loans and leases	580,416	648,291
Unused lines of credit:
Home equity	340,682	280,786
Other consumer	13,157	12,383
Other commercial	208	529
Unused letters of credit:
Financial standby letters of credit	11,720	12,389
Performance standby letters of credit	516	392
Commercial and similar letters of credit	785	821
Loan level derivatives:
Receive fixed, pay variable	383,780	245,316
Pay fixed, receive variable	383,780	245,316
Risk participation-out agreements	16,961	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	4,050	—
Sells foreign currency, buys U.S. currency	4,050	—
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million and $1.3 million as of December 31, 2016 and December 31, 2015, respectively.
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an loan

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.
The fair value of derivative assets and liabilities was $9.7 million and $9.7 million, respectively, as of December 31, 2016. The fair value of derivative assets and liabilities was $8.7 million and $8.8 million, respectively, as of December 31, 2015.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2017	$4,916
2018	4,560
2019	3,712
2020	3,153
2021	2,643
Thereafter	12,005
Total	$30,989
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $5.3 million in 2016. This compares to total rent expense of $5.5 million in 2015, which included $0.2 million in lease acceleration related to the sale of $255.2 million of the indirect automobile loan portfolio in March 2015. In 2014, total rent expense was $6.5 million, which included $0.8 million in lease acceleration related to a relocation of an operations center and the closure of a branch property.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.4 million in 2016 and 2015, respectively. Rental income was reported in non-interest income in the Company's consolidated statements of income.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2016		2015		2014
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income *	$52,362	$52,362	$49,782	$49,782	$43,288	$43,288

Denominator:
Weighted average shares outstanding	70,261,954	70,261,954	70,098,561	70,098,561	69,945,028	69,945,028
Effect of dilutive securities	—	182,129	—	137,307	—	109,787
Adjusted weighted average shares outstanding	70,261,954	70,444,083	70,098,561	70,235,868	69,945,028	70,054,815

EPS *	$0.74	$0.74	$0.71	$0.71	$0.62	$0.62
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2016, 2015 and 2014, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive (loss) income	(1,386)	44	(1,342)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)

	Year Ended December 31, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive (loss) income	(1,094)	240	(854)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	Year Ended December 31, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	6,599	(306)	6,293
Balance at December 31, 2014	$(1,733)	$111	$(1,622)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,			Income Statement Line Affected by Reclassification
	2016	2015	2014
	(In Thousands)
Other Comprehensive Income (Loss) Component

Unrealized gains on investment securities available-for-sale:
	$—	$—	$65	Gain on sales of securities,net
	—	—	(23)	Provision for income taxes
Total reclassifications for the period	$—	$—	$42	Net income
(16) Derivatives and Hedging Activities
The Company may use interest-rate contracts (swaps, caps and floors), and risk participation agreements as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of December 31, 2016 and 2015.
Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes loan level derivative products such as interest-rate swap agreements with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swap agreements associated with this program do not meet hedge accounting requirements, changes in the fair value are recognized directly in earnings.
In 2016, the Company utilized risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period.
Under a risk participation agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank.
In 2016, the Company offered foreign exchange contracts to commercial borrowers to accommodate their business needs. These foreign exchange contracts do not qualify as hedges for accounting purposes. To mitigate the market and liquidity risk associated with these foreign exchange contracts, the Company enters into similar offsetting positions.
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The following tables presents the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2016
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	54	$—	$4,025	$2,141	$29,501	$348,113	$383,780	$9,738
Pay fixed, receive variable	54	—	4,025	2,141	29,501	348,113	383,780	9,738
Risk participation-out agreements	5	—	—	—	9,078	7,883	16,961	20

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	3	$4,050	$—	$—	$—	$—	$4,050	$—
Sells foreign currency, buys U.S. currency	3	4,050	—	—	—	—	4,050	—
As of December 31, 2016, the fair value of the foreign exchange contracts was nominal.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2015
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	32	$—	$—	$4,147	$2,247	$238,922	$245,316	$8,656
Pay fixed, receive variable	32	—	—	4,147	2,247	238,922	245,316	8,781

Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
	(In Thousands)
Gain (loss) recognized in income on:
Loan level derivatives	$—	$86
Risk participation-out agreements	—	—
Foreign exchange contracts	—	—
Total	$—	$86

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2016 and 2015. The estimated net credit risk exposure for derivative financial instruments was zero and $125.0 thousand as of December 31, 2016, and 2015, respectively.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $34.5 million and $14.7 million in the normal course of business as of December 31, 2016 and 2015, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$9,738	$—	$9,738	$—	$—	$9,738
Risk participation-out agreements	20	—	20	—	—	20
Foreign exchange contracts	—	—	—	—	—	—
Total	$9,758	$—	$9,758	$—	$—	$9,758

Liability derivatives
Loan level derivatives	$9,738	$—	$9,738	$33,744	$720	$—
Foreign exchange contracts	—	—	—	—	—	—
Total	$9,738	$—	$9,738	$33,744	$720	$—
As of December 31, 2016, the fair value of the foreign exchange contracts was nominal.

	At December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$8,656	$—	$8,656	$—	$—	$8,656
Total	$8,656	$—	$8,656	$—	$—	$8,656

Liability derivatives
Loan level derivatives	$8,781	$—	$8,781	$9,873	$4,790	$—
Total	$8,781	$—	$8,781	$9,873	$4,790	$—
The Company did not enter into any risk participation agreements and foreign exchange contracts in 2015. The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current provision:
Federal *	$22,954	$23,340	$20,862
State *	5,116	4,774	5,299
Total current provision	28,070	28,114	26,161
Deferred provision (benefit):
Federal *	2,271	679	244
State *	51	560	(119)
Total deferred provision	2,322	1,239	125
Total provision for income taxes	$30,392	$29,353	$26,286
Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate 35.0% to income before tax expense as a result of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate *	$29,965	$28,603	$25,049
State taxes, net of federal income tax benefit *	3,358	3,467	3,377
Bank-owned life insurance	(368)	(367)	(369)
Tax-exempt interest income	(826)	(622)	(341)
Income attributable to noncontrolling interest in subsidiary	(1,163)	(994)	(831)
Tax credits from investments in affordable housing projects *	(640)	(526)	(667)
Other, net *	66	(208)	68
Total provision for income taxes *	$30,392	$29,353	$26,286
Effective income tax rate *	35.5%	35.9%	36.7%
_____________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.
The Company's effective tax rate was 35.5% as of December 31, 2016 compared to 35.9% as of December 31, 2015. The decrease in the Company's effective tax rate from 2015 was primarily driven by investments in municipal bonds and the utilization of state net operating loss carryforwards which became available in 2016 due to New York state tax law changes.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$21,655	$22,741
Deferred compensation	5,659	4,819
Supplemental Executive Retirement Plans	4,127	3,966
Unrealized loss on investment securities available-for-sale	2,355	1,577
Net operating loss carryforwards	999	1,306
Postretirement benefits	465	505
Nonaccrual interest	621	352
Accrued expense	828	522
Restricted stock and stock option plans	573	812
Employee stock ownership plan	147	102
Alternative minimum tax credits	31	31
Acquisition fair value adjustments	—	606
Other	30	45
Total gross deferred tax assets	37,490	37,384
Deferred tax liabilities:
Identified intangible assets and goodwill	4,660	5,392
Deferred loan origination costs, net	3,370	2,218
Depreciation	2,193	2,957
Prepaid expense	1,045	—
Acquisition fair value adjustments	975	—
Total gross deferred tax liabilities	12,243	10,567
Net deferred tax asset	$25,247	$26,817
As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of $2.9 million which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has alternative minimum tax credit carryforwards of $31.0 thousand, which are available to reduce future federal income taxes, if any, over an indefinite period. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $0.9 million.
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
The Company did not have any unrecognized tax benefits accrued as income tax receivables or as deferred tax items as of December 31, 2016 and 2015.The Company files U.S. federal and state income tax returns. As of December 31, 2016, the Company is subject to examination by the Internal Revenue Service and Massachusetts and Rhode Island tax authorities for tax years after December 31, 2012. As of December 31, 2016, the Company is also subject to examination for several other state tax authorities for tax years after December 31, 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2016, there were no shares of preferred stock issued.
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
The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including the Massachusetts Division of Banks in the case of Brookline Bank and First Ipswich, and the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI.
Common Stock Repurchases
In 2016, 2015 and 2014, no shares of the Company's common stock were repurchased by the Company. On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of twelve months ending on January 31, 2017. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company. As of December 31, 2016, no shares of stock were repurchased under the stock repurchase program.
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
Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account
The liquidation account totaled $15.2 million (unaudited), $16.6 million (unaudited), and $18.4 million (unaudited) at
December 31, 2016, 2015 and 2014, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

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
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2016, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

As of December 31, 2016, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of December 31, 2016, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of December 31, 2016 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2016:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$559,644	10.48%	$240,305	4.50%	$373,808	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	575,830	9.16%	251,454	4.00%	251,454	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	575,830	10.79%	320,202	6.00%	453,620	8.50%	N/A	N/A
Total risk-based capital ratio (4)	704,675	13.20%	427,076	8.00%	560,537	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$384,759	11.31%	$153,087	4.50%	$238,136	7.00%	$221,126	6.50%
Tier 1 leverage capital ratio (2)	391,964	10.07%	155,696	4.00%	155,696	4.00%	194,620	5.00%
Tier 1 risk-based capital ratio (3)	391,964	11.53%	203,971	6.00%	288,959	8.50%	271,961	8.00%
Total risk-based capital ratio (4)	428,966	12.61%	272,143	8.00%	357,188	10.50%	340,179	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$182,202	10.94%	$74,946	4.50%	$116,583	7.00%	$108,255	6.50%
Tier 1 leverage capital ratio (2)	182,202	8.97%	81,249	4.00%	81,249	4.00%	101,562	5.00%
Tier 1 risk-based capital ratio (3)	182,202	10.94%	99,928	6.00%	141,565	8.50%	133,237	8.00%
Total risk-based capital ratio (4)	197,702	11.87%	133,245	8.00%	174,884	10.50%	166,556	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$33,433	12.61%	$11,931	4.50%	$18,559	7.00%	$17,234	6.50%
Tier 1 leverage capital ratio (2)	33,433	9.23%	14,489	4.00%	14,489	4.00%	18,111	5.00%
Tier 1 risk-based capital ratio (3)	33,433	12.61%	15,908	6.00%	22,536	8.50%	21,210	8.00%
Total risk-based capital ratio (4)	36,053	13.60%	21,208	8.00%	27,835	10.50%	26,510	10.00%
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
December 31, 2016, 2015, 2014

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Banks under the regulatory capital rules then in effect.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2015:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$530,505	10.62%	$224,790	4.50%	N/A	N/A
Tier 1 leverage capital ratio (2)	545,035	9.37%	231,930	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	545,035	10.91%	300,019	6.00%	N/A	N/A
Total risk-based capital ratio (4)	676,709	13.54%	401,013	8.00%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$374,002	11.89%	$141,548	4.50%	$204,459	6.50%
Tier 1 leverage capital ratio (2)	380,003	10.78%	141,003	4.00%	176,254	5.00%
Tier 1 risk-based capital ratio (3)	380,003	12.08%	188,743	6.00%	251,658	8.00%
Total risk-based capital ratio (4)	417,270	13.27%	251,557	8.00%	314,446	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$171,967	10.63%	$72,799	4.50%	$105,154	6.50%
Tier 1 leverage capital ratio (2)	171,967	8.51%	80,831	4.00%	101,038	5.00%
Tier 1 risk-based capital ratio (3)	171,967	10.63%	97,065	6.00%	129,420	8.00%
Total risk-based capital ratio (4)	189,953	11.74%	129,440	8.00%	161,800	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$32,831	13.87%	$10,652	4.50%	$15,386	6.50%
Tier 1 leverage capital ratio (2)	32,831	9.26%	14,182	4.00%	17,727	5.00%
Tier 1 risk-based capital ratio (3)	32,831	13.87%	14,202	6.00%	18,936	8.00%
Total risk-based capital ratio (4)	35,617	15.05%	18,933	8.00%	23,666	10.00%
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
December 31, 2016, 2015, 2014

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net periodic benefit expense:
Service cost	$48	$55	$45
Interest cost	44	49	47
Prior service credit	(21)	(21)	(21)
Actuarial gain	(42)	(20)	(40)
Net periodic benefit expense	$29	$63	$31
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial gain (loss)	$90	$374	$(477)
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$69	$353	$(498)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 4.15% in 2016, 4.35% in 2015 and 4.00% in 2014. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 is $41.0 thousand. The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.1 million and $1.2 million as of December 31, 2016 and 2015, respectively.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2016 for plan participants below age 65 and for plan participants over age 65 was 7.5% and 8.3%, respectively. In 2015, the rate for plan participants below age 65 and for plan participants over age 65 was 7.4% and 5.0%, respectively. This decrease from 2015 is due to lower than average subsidy towards retiree medical expenses as compared to the industry and a slight decrease in life expectancy. The rates to be used in 2017 through 2021 are expected to be in the range of 6.7% to 5.7% and to decline gradually thereafter to 5.00%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$23	$(18)
Effect on the accumulated postretirement benefit obligation	259	(202)
401(k) Plans
The Company administers one 401(k) plan (the "Plan"), which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. In the Plan, the Company makes a matching contribution of the amount contributed by eligible employees, up

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

to 5% of the employee's yearly compensation. Contributions to the Plan are subject to certain limits based on federal tax laws. Expenses associated with the plans were $2.8 million in 2016, $2.3 million in 2015, and $2.4 million in 2014.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were nominal in 2016, 2015 and 2014. Accrued liabilities associated with the Nonqualified Plan in 2016, 2015, and 2014 were $0.2 million, $0.2 million, and $0.3 million, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefit. As of December 31, 2016, there are 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. During 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2016, and 2015 were $0.8 million and $0.1 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2016 and 2015 were $11.6 million and $11.2 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 4.00% and 4.25% in the year 2016 and 2015, respectively.
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2016 and 2015, was $1.5 million and $1.8 million, respectively, and is eliminated in consolidation.
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
As of December 31, 2016 and 2015, the ESOP held 176,688 and 213,066 unallocated shares, respectively at an aggregate cost of $0.9 million and $1.1 million, respectively. The market value of such shares as of December 31, 2016 and 2015 was $2.9 million and $2.5 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2016, 2015, and 2014, respectively, based on the commitment to release to eligible employees 36,372 shares in 2016, 38,316 shares in 2015 and 40,284 shares in 2014.
Recognition and Retention Plans
As of December 31, 2016, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 17 financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on tangible equity, asset quality and total stockholder return (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
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
Total expense for the Plans was $1.8 million in 2016, $1.4 million in 2015 and $1.2 million in 2014, respectively. Total income tax benefits on vested awards was $0.3 million in 2016, $0.3 million in 2015, and $0.4 million in 2014. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $0.1 million in 2016, $0.1 million in 2015, and $0.2 million in 2014.
Activity under the recognition and retention plans was as follows:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Recognition and Retention Plans:
Outstanding at December 31, 2015	486,035	$10.37
Granted	206,625	11.45
Vested	(158,653)	10.33
Forfeited / Canceled	(57,153)	10.02
Outstanding at December 31, 2016	476,854	$10.90
Unrecognized compensation cost			$2,678
Weighted average remaining recognition period (months)			23
Stock Option Plans
The Company has an active equity incentive plan, the 2014 Plan. The prior plans, the "2003 Option Plan" and the "1999 Option Plan" were terminated on October 16, 2013 and April 19, 2009, respectively. The 2014 plan is an omnibus plan from which the Company may award up to 1,750,000 shares of restricted stock or stock options among other types of awards. Under all the stock option plans, shares of the Company's common stock were reserved for issuance to directors, employees, consultants and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

No options were granted in 2016, 2015, or 2014. There was no expense for the stock option plans in 2016, 2015, and 2014. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2016, 2015 or 2014.
Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2015	229,845	$10.42
Granted	—	—
Exercised	(27,500)	11.68
Forfeited / Canceled	(5,000)	12.91
Outstanding at December 31, 2016	197,345	$10.18	$—	2.7
Exercisable at December 31, 2016	197,345	$10.18	$—	2.7

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2016 and 2015.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$97,020	$—	$97,020
GSE CMOs	—	158,040	—	158,040
GSE MBSs	—	212,915	—	212,915
SBA commercial loan asset-backed securities	—	107	—	107
Corporate debt obligations	—	48,485	—	48,485
U.S. Treasury bonds	—	4,737	—	4,737
Trust preferred securities	—	1,358	—	1,358
Marketable equity securities	972	—	—	972
Total investment securities available-for-sale	$972	$522,662	$—	$523,634
Loan level derivatives	$—	$9,738	$—	$9,738
Risk participation-out agreements	—	20	—	20
Liabilities:
Loan level derivatives	$—	$9,738	$—	$9,738

As of December 31, 2016, the fair value of the foreign exchange contracts was nominal.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	Carrying Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$40,627	$—	$40,627
GSE CMOs	—	193,816	—	193,816
GSE MBSs	—	229,881	—	229,881
SBA commercial loan asset-backed securities	—	147	—	147
Corporate debt obligations	—	46,486	—	46,486
Trust preferred securities	—	1,267	—	1,267
Marketable equity securities	977	—	—	977
Total investment securities available-for-sale	$977	$512,224	$—	$513,201
Loan level derivatives	$—	$8,656	$—	$8,656
Liabilities:
Loan level derivatives	$—	$8,781	$—	$8,781

The Company did not enter into any risk participation agreements and foreign exchange contracts in 2015.
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2016 and December 31, 2015, no investment securities were valued using pricing models included in Level 3.
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
Loan Level Derivatives
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Investment securities available-for-sale, beginning of year	$—	$—	$1,775
Investment security sales	—	—	(1,658)
Total realized losses included in other income	—	—	(242)
Total unrealized gains included in other comprehensive income	—	—	125
Investment securities available-for-sale, end of year	$—	$—	$—
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2016 or 2015.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015 are summarized below:

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$27,282	$27,282
OREO	—	—	618	618
Repossessed assets	—	781	—	781
Total assets measured at fair value on a non-recurring basis	$—	$781	$27,900	$28,681

	Carrying Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,137	$12,137
OREO	—	—	729	729
Repossessed assets	—	614	—	614
Total assets measured at fair value on a non-recurring basis	$—	$614	$12,866	$13,480
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
December 31, 2016, 2015, 2014

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

	Fair Value		Valuation Technique
	At December 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$27,282	$12,137	Appraisal of collateral (1)
Other real estate owned	618	729	Appraisal of collateral (1)
_______________________________________________________________________________
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2016
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$14,735	$14,101	$—	$14,101	$—
GSE MBSs	17,666	17,479	—	17,479	—
Municipal obligations	54,219	53,204	—	53,204	—
Foreign government obligations	500	487	—	—	487
Loans held-for-sale	13,078	13,078	—	13,078	—
Loans and leases, net	5,345,198	5,195,312	—	—	5,195,312
Restricted equity securities	64,511	75,589	—	—	75,589
Financial liabilities:
Certificates of deposit	1,041,022	1,042,653	—	1,042,653	—
Borrowed funds	1,044,086	1,030,753	—	1,030,753	—
At December 31, 2015
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$34,915	$34,819	$—	$34,819	$—
GSE MBSs	19,291	18,986	—	18,986	—
Municipal obligations	39,051	39,390	—	39,390	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	13,383	13,383	—	13,383	—
Loans and leases, net	4,938,801	4,857,060	—	—	4,857,060
Restricted equity securities	66,117	66,117	—	—	66,117
Financial liabilities:
Certificates of deposit	1,087,872	1,091,906	—	1,091,906	—
Borrowed funds	983,029	981,349	—	981,349	—
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
December 31, 2016, 2015, 2014

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
Restricted Equity Securities
The fair values of certain restricted equity securities are estimated using observable inputs adjusted for other unobservable information, including but not limited to probability assumptions and similar discounts where applicable. These restricted equity securities are considered to be Level 3.
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
December 31, 2016, 2015, 2014

(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2016 and 2015 and Statements of Income for the years ended December 31, 2016, 2015 and 2014 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2016	2015
	(In Thousands)
ASSETS
Cash and due from banks	$32,220	$28,070
Short-term investments	32	33
Total cash and cash equivalents	32,252	28,103
ESOP loan to Brookline Bank	1,502	1,752
Restricted equity securities	100	100
Premises and equipment, net	6,946	9,040
Investment in subsidiaries, at equity	701,943	681,504
Goodwill	35,267	35,267
Other assets	8,259	2,631
Total assets	$786,269	$758,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$83,105	$82,936
Deferred tax liability	243	435
Accrued expenses and other liabilities	7,377	7,541
Total liabilities	90,725	90,912

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,734	616,899
Retained earnings, partially restricted	136,671	109,675
Accumulated other comprehensive loss	(3,818)	(2,476)
Treasury stock, at cost; 4,707,096 shares and 4,861,554 shares, respectively	(53,837)	(56,208)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 176,688 shares and 213,066 shares, respectively	(963)	(1,162)
Total stockholders' equity	695,544	667,485
Total liabilities and stockholders' equity	$786,269	$758,397

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$2,468	$—	$24,700
Marketable and restricted equity securities	—	97	—
ESOP loan to Brookline Bank	141	162	183
Total interest and dividend income	2,609	259	24,883
Interest expense:
Borrowed funds	5,080	5,063	1,746
Net interest income	(2,471)	(4,804)	23,137
Non-interest income:
Other	15	5	—
Total non-interest income	15	5	—
Non-interest expense:
Compensation and employee benefits	82	205	2,357
Occupancy	1,582	22	38
Equipment and data processing (3)	(1,190)	687	1,499
Directors' fees	700	688	656
Franchise taxes	180	113	252
Insurance	490	490	472
Professional services (1)	245	185	(113)
Other (2)	(1,300)	(1,289)	751
Total non-interest expense	789	1,101	5,912
(Loss) income before income taxes	(3,245)	(5,900)	17,225
Credit for income taxes	(1,779)	(1,854)	(2,705)
(Loss) income before equity in undistributed income of subsidiaries	(1,466)	(4,046)	19,930
Equity in undistributed income of subsidiaries	53,828	53,828	23,358
Net income	$52,362	$49,782	$43,288
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2014 from the intercompany allocation of expense that is eliminated in consolidation.

(2) The Parent Company received a net benefit in 2016 and 2015 from the intercompany allocation of expense that is eliminated in consolidation.

(3) The Parent Company received a net benefit in 2016 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$52,362	$49,782	$43,288
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(53,828)	(53,828)	(23,358)
Depreciation of premises and equipment	2,735	2,728	2,563
Amortization of debt issuance costs	101	100	29
Other operating activities, net	28,536	2,479	(30,822)
Net cash provided from (used for) operating activities	29,906	1,261	(8,300)
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Purchase of premises and equipment	(641)	(742)	(1,739)
Net cash used for investing activities	(391)	(492)	(1,489)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	—	73,495
Payment of dividends on common stock	(25,366)	(24,967)	(23,876)
Net cash (used for) provided from used for financing activities	(25,366)	(24,967)	49,619
Net increase (decrease) in cash and cash equivalents	4,149	(24,198)	39,830
Cash and cash equivalents at beginning of year	28,103	52,301	12,471
Cash and cash equivalents at end of year	$32,252	$28,103	$52,301

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

(23) Quarterly Results of Operations (Unaudited)

	2016 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$60,983	$61,531	$59,236	$57,898
Interest expense	9,129	9,181	8,979	8,695
Net interest income	51,854	52,350	50,257	49,203
Provision for credit losses	3,215	2,215	2,545	2,378
Net interest income after provision for credit losses	48,639	50,135	47,712	46,825
Loan level derivative income, net	265	858	1,210	1,629
Gain on sale of loans and leases held-for-sale	1,270	588	345	905
Other non-interest income	3,895	3,883	3,820	3,935
Amortization of identified intangible assets	(621)	(623)	(621)	(635)
Other non-interest expense	(31,986)	(32,765)	(31,629)	(31,418)
Income before provision for income taxes	21,462	22,076	20,837	21,241
Provision for income taxes	7,524	7,804	7,465	7,599
Net income before noncontrolling interest in subsidiary	13,938	14,272	13,372	13,642
Less net income attributable to noncontrolling interest in subsidiary	659	655	718	830
Net income attributable to Brookline Bancorp, Inc.	$13,279	$13,617	$12,654	$12,812
Earnings per share:
Basic	$0.19	$0.19	$0.18	$0.18
Diluted	0.19	0.19	0.18	0.18
Average common shares outstanding:
Basic	70,362,702	70,299,722	70,196,950	70,186,921
Diluted	70,592,204	70,450,760	70,388,438	70,343,408
Common stock price:
High	$16.60	$12.19	$11.69	$11.21
Low	12.05	10.71	10.44	10.23
Dividends per share	$0.090	$0.090	$0.090	$0.090

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, 2014

	2015 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$58,448	$56,687	$55,166	$56,609
Interest expense	8,370	8,100	7,994	8,081
Net interest income	50,078	48,587	47,172	48,528
Provision for credit losses	1,520	1,755	1,913	2,263
Net interest income after provision for credit losses	48,558	46,832	45,259	46,265
Loan level derivative income, net	1,556	900	941	—
Gain on sales of loans and leases held-for-sale	614	446	279	869
Other non-interest income	3,893	3,438	3,647	3,601
Amortization of identified intangible assets	(724)	(725)	(724)	(738)
Other non-interest expense	(31,605)	(30,545)	(29,728)	(30,588)
Income before provision for income taxes	22,292	20,346	19,674	19,409
Provision for income taxes	8,237	6,897	7,115	7,104
Net income before noncontrolling interest in subsidiary	14,055	13,449	12,559	12,305
Less net income attributable to noncontrolling interest in subsidiary	728	561	694	602
Net income attributable to Brookline Bancorp, Inc.	$13,327	$12,888	$11,865	$11,703
Earnings per share:
Basic	$0.19	$0.18	$0.17	$0.17
Diluted	0.19	0.18	0.17	0.17
Average common shares outstanding:
Basic	70,177,382	70,129,056	70,049,829	70,036,090
Diluted	70,318,657	70,240,020	70,215,850	70,164,105
Common stock price:
High	$11.89	$11.66	$11.54	$10.05
Low	10.19	10.09	10.10	9.29
Dividends per share	$0.090	$0.090	$0.090	$0.085

(24) Subsequent Events
On February 3, 2017, the Company through its wholly owned subsidiary, Brookline Securities Corp. exchanged 9,721 shares of restricted equity securities of NRS, and the Company received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. As part of the merger agreement, the Company is restricted to selling 5,071 shares per day in the open market. The Company recognized a gain on sale of restricted equity securities of $11.3 million on a pre-tax basis and $10.1 million on an after-tax basis in its consolidated financial statements in February 2017.