Form 10-Q
period 2017-03-31
BROOKLINE BANCORP INC
filed 2017-05-05
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 0-23695

Brookline Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 425-4600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☐        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

At May 5, 2017, the number of shares of common stock, par value $0.01 per share, outstanding was 76,519,932.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2017	At December 31, 2016
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$33,565	$36,055
Short-term investments	29,178	31,602
Total cash and cash equivalents	62,743	67,657
Investment securities available-for-sale	528,433	523,634
Investment securities held-to-maturity (fair value of $99,534 and $85,271, respectively)	100,691	87,120
Total investment securities	629,124	610,754
Loans held-for-sale	1,152	13,078
Loans and leases:
Commercial real estate loans	2,951,155	2,918,567
Commercial loans and leases	1,520,389	1,495,408
Consumer loans	990,235	984,889
Total loans and leases	5,461,779	5,398,864
Allowance for loan and lease losses	(66,133)	(53,666)
Net loans and leases	5,395,646	5,345,198
Restricted equity securities	68,065	64,511
Premises and equipment, net of accumulated depreciation of $60,068 and $58,790, respectively	76,973	76,176
Deferred tax asset	29,859	25,247
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $32,181 and $31,649, respectively	7,601	8,133
Other real estate owned ("OREO") and repossessed assets, net	2,286	1,399
Other assets	86,382	88,086
Total assets	$6,497,721	$6,438,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$898,161	$900,474
Interest-bearing deposits:
NOW accounts	321,392	323,160
Savings accounts	575,808	613,061
Money market accounts	1,765,895	1,733,359
Certificate of deposit accounts	1,090,647	1,041,022
Total interest-bearing deposits	3,753,742	3,710,602
Total deposits	4,651,903	4,611,076
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	930,001	910,774
Subordinated debentures and notes	83,147	83,105
Other borrowed funds	43,637	50,207
Total borrowed funds	1,056,785	1,044,086
Mortgagors' escrow accounts	8,032	7,645
Accrued expenses and other liabilities	69,752	72,573
Total liabilities	5,786,472	5,735,380

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,364	616,734
Retained earnings, partially restricted	143,766	136,671
Accumulated other comprehensive loss	(3,261)	(3,818)
Treasury stock, at cost; 4,707,096 shares and 4,707,096 shares, respectively	(53,837)	(53,837)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 168,099 shares and 176,688 shares, respectively	(916)	(963)
Total Brookline Bancorp, Inc. stockholders' equity	703,873	695,544
Noncontrolling interest in subsidiary	7,376	7,205
Total stockholders' equity	711,249	702,749
Total liabilities and stockholders' equity	$6,497,721	$6,438,129

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2017	2016
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$58,558	$54,247
Debt securities	3,000	2,932
Marketable and restricted equity securities	726	680
Short-term investments	67	39
Total interest and dividend income	62,351	57,898
Interest expense:
Deposits	5,080	4,745
Borrowed funds	4,173	3,950
Total interest expense	9,253	8,695
Net interest income	53,098	49,203
Provision for credit losses	13,402	2,378
Net interest income after provision for credit losses	39,696	46,825
Non-interest income:
Deposit fees	2,252	2,145
Loan fees	261	330
Loan level derivative income, net	402	1,629
Gain on sales of investment securities, net	11,393	—
Gain on sales of loans and leases held-for-sale	353	905
Other	1,247	1,460
Total non-interest income	15,908	6,469
Non-interest expense:
Compensation and employee benefits	19,784	18,727
Occupancy	3,645	3,526
Equipment and data processing	4,063	3,714
Professional services	1,106	966
FDIC insurance	855	878
Advertising and marketing	817	861
Amortization of identified intangible assets	532	635
Other	2,954	2,746
Total non-interest expense	33,756	32,053
Income before provision for income taxes	21,848	21,241
Provision for income taxes	7,835	7,599
Net income before noncontrolling interest in subsidiary	14,013	13,642
Less net income attributable to noncontrolling interest in subsidiary	568	830
Net income attributable to Brookline Bancorp, Inc.	$13,445	$12,812
Earnings per common share:
Basic	$0.19	$0.18
Diluted	0.19	0.18
Weighted average common shares outstanding during the year:
Basic	70,386,766	70,186,921
Diluted	70,844,096	70,343,408
Dividends declared per common share	$0.09	$0.09

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$14,013	$13,642

Other comprehensive income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains	870	9,074
Income tax expense	(313)	(3,246)
Net unrealized securities holding gains before reclassification adjustments	557	5,828

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—
Income tax expense	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—

Other comprehensive income, net of taxes	557	5,828

Comprehensive income	14,570	19,470
Net income attributable to noncontrolling interest in subsidiary	568	830
Comprehensive income attributable to Brookline Bancorp, Inc.	$14,002	$18,640

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Net income attributable to Brookline Bancorp, Inc.	—	—	13,445	—	—	—	13,445	—	13,445
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	568	568
Issuance of noncontrolling units	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—		557	—	—	557	—	557
Common stock dividends of $0.09 per share	—	—	—	—		—	—	—	—
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	(6,350)	—	—		(6,350)	(515)	(6,865)
Compensation under recognition and retention plan	—	559	—	—	—	—	559	—	559
Common stock held by ESOP committed to be released (8,589 shares)	—	71	—	—	—	47	118	—	118
Balance at March 31, 2017	$757	$617,364	$143,766	$(3,261)	$(53,837)	$(916)	$703,873	$7,376	$711,249

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity (Continued)
Three Months Ended March 31, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486
Net income attributable to Brookline Bancorp, Inc.	—	—	12,812	—	—	—	12,812	—	12,812
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	830	830
Issuance of non-controlling interest	—	—	—	—	—	—	—	76	76
Other comprehensive loss	—	—		5,828	—	—	5,828	—	5,828
Common stock dividends of $0.09 per share	—	—	(6,336)	—	—	—	(6,336)	—	(6,336)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(530)	(530)
Compensation under recognition and retention plans	—	529	—	—	—	—	529	—	529
Common stock held by ESOP committed to be released (9,093 shares)	—	49	—	—	—	50	99	—	99
Balance at March 31, 2016	$757	$617,477	$116,151	$3,352	$(56,208)	$(1,112)	$680,417	$6,377	$686,794

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$13,445	$12,812
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	568	830
Provision for credit losses	13,402	2,378
Origination of loans and leases held-for-sale	(8,493)	(11,949)
Proceeds from sales of loans and leases held-for-sale, net	13,246	12,323
Deferred income tax benefit	(4,925)	(611)
Depreciation of premises and equipment	1,795	1,783
Amortization of investment securities premiums and discounts, net	416	500
Amortization of deferred loan and lease origination costs, net	1,626	1,453
Amortization of identified intangible assets	532	635
Amortization of debt issuance costs	25	25
Accretion of acquisition fair value adjustments, net	(617)	(789)
Gain on sales of investment securities, net	(11,393)	—
Gain on sales of loans and leases held-for-sale	(353)	(905)
Gain on sales of OREO and other repossessed assets, net	(10)	(7)
Write-down of OREO and other repossessed assets	56	45
Compensation under recognition and retention plans	579	570
ESOP shares committed to be released	118	99
Net change in:
Cash surrender value of bank-owned life insurance	(256)	(259)
Other assets	1,986	(10,278)
Accrued expenses and other liabilities	(2,781)	(8,332)
Net cash provided from operating activities	18,966	323

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	11,515	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	19,592	27,639
Purchases of investment securities available-for-sale	(23,935)	(41,985)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	1,300	13,784
Purchases of investment securities held-to-maturity	(14,873)	(3,496)
Proceeds from redemption of restricted equity securities	—	679
Purchase of restricted equity securities	(3,676)	—
Proceeds from sales of loans and leases held-for-investment, net	698	23,116
Net increase in loans and leases	(59,893)	(149,323)
Purchase of premises and equipment, net	(2,659)	(796)
Proceeds from sales of OREO and other repossessed assets	413	1,547
Net cash used for investing activities	(71,518)	(128,835)
		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(8,798)	67,160
Increase in certificates of deposit	49,625	20,302
Proceeds from FHLBB advances	1,294,000	2,244,237
Repayment of FHLBB advances	(1,274,259)	(2,199,504)
(Decrease) increase in other borrowed funds, net	(6,570)	1,151
Increase in mortgagors' escrow accounts, net	387	389
Payment of dividends on common stock	(6,350)	(6,336)
Proceeds from issuance of noncontrolling units	118	76
Payment of dividends to owners of noncontrolling interest in subsidiary	(515)	(530)
Net cash provided from financing activities	47,638	126,945
Net decrease in cash and cash equivalents	(4,914)	(1,567)
Cash and cash equivalents at beginning of period	67,657	75,489
Cash and cash equivalents at end of period	$62,743	$73,922

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$10,789	$10,447
Income taxes	4,861	8,286
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$7,500	$10,000
Transfer from loans to other real estate owned	1,346	807

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2017 and 2016
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.2%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates six full-service banking offices on the north shore of eastern Massachusetts.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered savings bank and trust companies, Brookline Bank and First Ipswich, respectively, are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of Management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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
(2) Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-08, Premium Amortization on Purchased Callable debt Securities (Subtopic 310-20). This ASU was issued to clarify the Subtopic 310-20, and to amend the amortization period for certain purchased callable debt securities held at a premium. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2017-08 effective January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for annual reporting periods beginning after December 15, 2017. Management has determined that ASU 2017-07 does apply, but has not determined the impact, if any, as of March 31, 2017. Management will meet to discuss and will put together a project team to assess steps to adoption prior to implementation of the standard in 2018.
In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of March 31, 2017. Management will form a project team to determine the impact and if the Company will early adopt the ASU.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU was issued to provide clarification and uniformity on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. This amendments presented in this ASU are effective for fiscal years beginning after December 15, 2017. As of March 31, 2017, management believes that ASU 2016-15 does apply, and after completing an internal analysis has determined the impact of adoption of this ASU in 2018 will be related to financial statement presentation.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of March 31, 2017. In preparation for the adoption in 2019 of this ASU, management formed a steering committee which has developed an approach for implementation which includes the selection of a third party software service provider.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of March 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. The ASU was effective for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods with early adoption available. The Company adopted ASU 2016-09 effective January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.
The requirement to report the excess tax benefit related to settlements of share-based payment awards in earnings as an increase to or reduction in provision for income taxes has been applied to settlements occurring on or after January 1, 2017. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Excess tax benefits are no longer recognized in additional paid-in capital and as a result, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, consistent with this change, excess tax benefits are now classified along with other income tax cash flows as an operating activity rather than a financing activity in the statement of cash flows. ASU 2016-09 also amended the classification and statutory tax withholding requirements in order to qualify as an equity awards and the classification on the statement of cash flows for employee taxes paid when the Company withholds shares, and as a result, will be presented as a financing activity on the statement of cash flows. The Company did not have any settlements of share-based payment awards for the three months ended March 31, 2017, therefore there was no impact in applying this guidance.
ASU 2016-09 also provided that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company chose a modified retrospective approach and a policy election to account for forfeitures when they occur. This change resulted in a cumulative adjustment that is immaterial to all periods presented.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management believes that this ASU applies and is assessing the impact, if any, as of March 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.
In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and is assessing the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

impact, if any, as of March 31, 2017. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption prior to implementation of the standard in 2019.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management believes that this ASU applies and is assessing the impact, if any, as of March 31, 2017. Management has put together a steering committee which has made progress identifying the additional data requirements necessary to implement the ASU and has determined an approach for implementation which includes the selection of a third party software service provider.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of March 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.
(3) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$121,800	$273	$960	$121,113
GSE CMOs	153,037	37	3,397	149,677
GSE MBSs	203,636	602	2,314	201,924
SBA commercial loan asset-backed securities	103	—	—	103
Corporate debt obligations	48,309	366	153	48,522
U.S. Treasury bonds	4,808	—	43	4,765
Trust preferred securities	1,469	—	114	1,355
Marketable equity securities	969	13	8	974
Total investment securities available-for-sale	$534,131	$1,291	$6,989	$528,433
Investment securities held-to-maturity:
GSE debentures	$29,608	$12	$609	$29,011
GSEs MBSs	16,494	3	111	16,386
Municipal obligations	54,089	102	543	53,648
Foreign government obligations	500	—	11	489
Total investment securities held-to-maturity	$100,691	$117	$1,274	$99,534

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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
As of March 31, 2017, the fair value of all investment securities available-for-sale was $528.4 million, with net unrealized losses of $5.7 million, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of March 31, 2017, $390.0 million, or 73.8% of the portfolio, had gross unrealized losses of $7.0 million, compared to $389.0 million, or 74.3% of the portfolio, with gross unrealized losses of $8.0 million as of December 31, 2016.
As of March 31, 2017, the fair value of all investment securities held-to-maturity was $99.5 million, with net unrealized losses of $1.2 million, compared to a fair value of $85.3 million with net unrealized losses of $1.8 million as of December 31, 2016. As of March 31, 2017, $67.2 million, or 66.8% of the portfolio, had gross unrealized losses of $1.3 million. There were $82.0 million, or 94.1% of the portfolio, with net unrealized losses $1.9 million as of December 31, 2016.
Investment Securities as Collateral
As of March 31, 2017 and December 31, 2016, respectively, $437.0 million and $429.1 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2017 and December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Other-Than-Temporary Impairment ("OTTI")
Investment securities as of March 31, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$72,568	$960	$—	$—	$72,568	$960
GSE CMOs	112,140	2,087	36,834	1,310	148,974	3,397
GSE MBSs	156,605	2,311	195	3	156,800	2,314
SBA commercial loan asset-backed securities	—	—	70	—	70	—
Corporate debt obligations	4,961	153	—	—	4,961	153
U.S. Treasury bonds	4,764	43	—	—	4,764	43
Trust preferred securities	—	—	1,355	114	1,355	114
Marketable equity securities	503	8	—	—	503	8
Temporarily impaired investment securities available-for-sale	351,541	5,562	38,454	1,427	389,995	6,989
Investment securities held-to-maturity:
GSE debentures	17,104	609	—	—	17,104	609
GSEs MBSs	14,091	111	—	—	14,091	111
Municipal obligations	35,534	543	—	—	35,534	543
Foreign government obligations	489	11	—	—	489	11
Temporarily impaired investment securities held-to-maturity	67,218	1,274	—	—	67,218	1,274
Total temporarily impaired investment securities	$418,759	$6,836	$38,454	$1,427	$457,213	$8,263

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	December 31, 2016
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$67,216	$1,290	$—	$—	$67,216	$1,290
GSE CMOs	118,450	2,162	38,852	1,318	157,302	3,480
GSE MBSs	149,687	2,822	198	3	149,885	2,825
SBA commercial loan asset-backed securities	—	—	72	—	72	—
Corporate debt obligations	7,953	183	—	—	7,953	183
U.S. Treasury bonds	4,737	64	—	—	4,737	64
Trust preferred securities	—	—	1,358	111	1,358	111
Marketable equity securities	503	9	—	—	503	9
Temporarily impaired investment securities available-for-sale	348,546	6,530	40,480	1,432	389,026	7,962
Investment securities held-to-maturity:
GSE debentures	14,101	634	—	—	14,101	634
GSEs MBSs	17,289	187	—	—	17,289	187
Municipal obligations	50,098	1,020	—	—	50,098	1,020
Foreign government obligations	487	13	—	—	487	13
Temporarily impaired investment securities held-to-maturity	81,975	1,854	—	—	81,975	1,854
Total temporarily impaired investment securities	$430,521	$8,384	$40,480	$1,432	$471,001	$9,816
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
Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's unaudited consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's unaudited consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of March 31, 2017. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of March 31, 2017. If market conditions for

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of March 31, 2017, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $27.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2016.
As of March 31, 2017, the Company owned thirty-seven GSE debentures with a total fair value of $121.1 million, and a net unrealized loss of $0.7 million. As of December 31, 2016, the Company held twenty-nine GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of March 31, 2017, twenty-two of the thirty-seven securities in this portfolio were in an unrealized loss position. As of December 31, 2016, twenty-one of the twenty-nine securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2017, the Company purchased a total of $23.9 million GSE debentures. This compares to $21.5 million purchased during the same period in 2016.
As of March 31, 2017, the Company owned 62 GSE CMOs with a total fair value of $149.7 million and a net unrealized loss of $3.4 million. As of December 31, 2016, the Company held 62 GSE CMOs with a total fair value of $158.0 million with a net unrealized loss of $3.4 million. As of March 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2017 and 2016, the Company did not purchase any GSE CMOs.
As of March 31, 2017, the Company owned 192 GSE MBSs with a total fair value of $201.9 million and a net unrealized loss of $1.7 million. As of December 31, 2016, the Company held 195 GSE MBSs with a total fair value of $212.9 million with a net unrealized loss of $2.0 million. As of March 31, 2017, 67 of the 192 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2017, the Company did not purchase any GSE MBSs, as compared to the same period in 2016, when the Company purchased a total of $20.5 million of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of March 31, 2017 and December 31, 2016, the Company owned SBA securities with a total fair value of $0.1 million and $0.1 million, respectively, which approximated amortized cost. As of March 31, 2017, four of the six securities in this portfolio were in an unrealized loss position. As of December 31, 2016, four of the six securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned sixteen corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million as of March 31, 2017. This compares to sixteen corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million as of December 31, 2016. As of March 31, 2017, two of the sixteen securities in this portfolio were in an unrealized loss position. As of December 31, 2016, three of the sixteen securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2017 and 2016, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2017, the Company owned one U.S. treasury bond with a total fair value of $4.8 million and an unrealized loss of $43.0 thousand. This compares to one U.S. treasury bond with a total fair value of $4.7 million and an unrealized loss of $0.1 million as of December 31, 2016. During the three months ended March 31, 2017 and 2016, the Company did not purchase any U.S. treasury bonds.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of March 31, 2017, the Company owned two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million as of December 31, 2016. As of March 31, 2017 and December 31, 2016, both of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
As of March 31, 2017, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost, compared to a fair value of $1.0 million, which approximated amortized cost as of December 31, 2016. As of March 31, 2017, one of the two securities in this portfolio was in an unrealized loss position. As of December 31, 2016, one of the two securities in this portfolio was in an unrealized loss position.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at March 31, 2017. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of March 31, 2017, the Company owned ten GSE debentures with a total fair value of $29.0 million and a net unrealized loss of $0.6 million. As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and a net unrealized loss of $0.6 million. As of March 31, 2017, six of the ten securities in this portfolio were in an unrealized loss position. At December 31, 2016, five of the five securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2017 and 2016, the Company purchased a total of $14.9 million and $3.0 million in GSE debentures, respectively.
As of March 31, 2017, the Company owned eleven GSE MBSs with a total fair value of $16.4 million and a net unrealized loss of $0.1 million. As of December 31, 2016, the Company owned eleven GSE MBSs with a total fair value of $17.5 million and an unrealized loss of $0.2 million. As of March 31, 2017, seven of the eleven securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when eight of the eleven securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2017 and 2016, the Company did not purchase any GSE MBSs.
Municipal Obligations
As of March 31, 2017, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.6 million and $54.1 million, respectively. As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.2 million and $54.2 million, respectively. As of March 31, 2017, 66 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when 93 of the 100 securities were in an unrealized loss position. During the three months ended March 31, 2017 and 2016, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of March 31, 2017 and December 31, 2016, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of March 31, 2017 and December 31, 2016 respectively, the security was in an

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

unrealized loss position. During the three months ended March 31, 2017, the Company did not purchase any foreign government obligations. During the three months ended March 31, 2016, the Company repurchased the foreign government obligation security that matured in the same period.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2017			At December 31, 2016
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$3,056	$3,070	2.26%	$13	$13	0.17%
After 1 year through 5 years	109,779	110,215	2.11%	81,524	81,833	2.14%
After 5 years through 10 years	119,741	118,848	2.04%	128,956	127,952	2.03%
Over 10 years	300,586	295,326	2.02%	318,743	312,864	2.03%
	$533,162	$527,459	2.05%	$529,236	$522,662	2.04%
Investment securities held-to-maturity:
Within 1 year	$672	$671	1.00%	$190	$190	1.00%
After 1 year through 5 years	37,871	37,847	1.64%	23,012	22,750	1.30%
After 5 years through 10 years	45,729	44,705	1.75%	46,442	45,042	1.75%
Over 10 years	16,419	16,311	2.09%	17,476	17,289	2.11%
	$100,691	$99,534	1.76%	$87,120	$85,271	1.70%
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
As of March 31, 2017, issuers of debt securities with an estimated fair value of $42.8 million had the right to call or prepay the obligations. Of the $42.8 million, approximately $17.9 million matures in 1 - 5 years, $24.0 million matures in 6 - 10 years, and $0.9 million matures after ten years. As of December 31, 2016, issuers of debt securities with an estimated fair value of approximately $27.9 million had the right to call or prepay the obligations. Of the $27.9 million, $3.0 million matures in 1-5 years, $23.5 million matures in 6-10 years, and $1.4 million matures after ten years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Security Sales
On February 3, 2017, the Company, through its wholly owned subsidiary, Brookline Securities Corp., received $319.04 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by Brookline Securities Corp.  The exchange was completed in accordance with the merger agreement entered into between NRS and CBU.  As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all the CBU shares. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The table below summarizes the activity with respect to the sale of the CBU shares.

Three Months Ended March 31, 2017
(In Thousands)
Sales of marketable and restricted equity securities	$11,393

Gross gains from sales	11,612
Gross losses from sales	219
Gain on sales of securities, net	$11,393
There were no security sales during the three months ended March 31, 2016.
(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2017
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,932,173	4.01%	$134,426	4.27%	$2,066,599	4.03%
Multi-family mortgage	705,705	3.86%	28,117	4.51%	733,822	3.88%
Construction	150,524	4.20%	210	3.67%	150,734	4.20%
Total commercial real estate loans	2,788,402	3.98%	162,753	4.31%	2,951,155	4.00%
Commercial loans and leases:
Commercial	633,812	4.20%	10,428	5.52%	644,240	4.22%
Equipment financing	810,258	7.12%	5,495	5.88%	815,753	7.11%
Condominium association	60,396	4.39%	—	—%	60,396	4.39%
Total commercial loans and leases	1,504,466	5.78%	15,923	5.64%	1,520,389	5.78%
Consumer loans:
Residential mortgage	565,666	3.69%	66,197	4.02%	631,863	3.72%
Home equity	293,323	3.71%	50,063	4.37%	343,386	3.81%
Other consumer	14,867	5.48%	119	17.95%	14,986	5.58%
Total consumer loans	873,856	3.73%	116,379	4.18%	990,235	3.78%
Total loans and leases	$5,166,724	4.46%	$295,055	4.33%	$5,461,779	4.45%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At December 31, 2016
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,907,254	3.95%	$143,128	4.24%	$2,050,382	3.97%
Multi-family mortgage	701,450	3.79%	29,736	4.53%	731,186	3.82%
Construction	136,785	3.79%	214	3.67%	136,999	3.79%
Total commercial real estate loans	2,745,489	3.90%	173,078	4.29%	2,918,567	3.92%
Commercial loans and leases:
Commercial	621,285	4.11%	14,141	5.44%	635,426	4.14%
Equipment financing	793,702	7.06%	6,158	5.86%	799,860	7.05%
Condominium association	60,122	4.39%	—	—%	60,122	4.39%
Total commercial loans and leases	1,475,109	5.71%	20,299	5.57%	1,495,408	5.71%
Consumer loans:
Residential mortgage	555,430	3.67%	68,919	3.98%	624,349	3.70%
Home equity	289,361	3.50%	52,880	4.26%	342,241	3.62%
Other consumer	18,171	5.48%	128	17.92%	18,299	5.57%
Total consumer loans	862,962	3.65%	121,927	4.12%	984,889	3.71%
Total loans and leases	$5,083,560	4.38%	$315,304	4.31%	$5,398,864	4.38%
The net unamortized deferred loan origination fees and costs included in total loans and leases were $14.5 million and $14.2 million as of March 31, 2017 and December 31, 2016, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 29.3% of which is in the greater New York and New Jersey metropolitan area and 70.7% of which is in other areas in the United States of America as of March 31, 2017.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Balance at beginning of period	$14,353	$20,796
Accretion	(1,407)	(1,184)
Reclassification from (to) nonaccretable difference as a result of changes in expected cash flows	126	188
Balance at end of period	$13,072	$19,800
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended March 31, 2017 and 2016, accretable yield adjustments totaling $0.1 million and $0.2 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Loans and Leases Pledged as Collateral
As of March 31, 2017 and December 31, 2016, there were $1.9 billion and $2.1 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2017 and December 31, 2016.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(24)	(1,207)	(151)	(1,382)
Recoveries	140	142	105	387
Provision (credit) for loan and lease losses	227	13,442	(207)	13,462
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133

	Three Months Ended March 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(331)	(288)	(256)	(875)
Recoveries	—	224	251	475
Provision (credit) for loan and lease losses	1,164	1,024	79	2,267
Balance at March 31, 2016	$30,984	$22,978	$4,644	$58,606

The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million, $1.5 million, and $1.4 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$227	$1,164
Commercial	13,442	1,024
Consumer	(207)	79
Total provision for loan and lease losses	13,462	2,267
Unfunded credit commitments	(60)	111
Total provision for credit losses	$13,402	$2,378
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

Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, and (3) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into three classes: commercial loans which includes taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans are divided into three classes: residential mortgage loans, home equity loans, and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

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

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

collateral. A specific valuation allowance for losses on troubled debt restructured ("TDR") loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.

As of March 31, 2017, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

As of March 31, 2017, the Company had a portfolio of approximately $30.6 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the current risks associated with the portfolio.

As of March 31, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of
$7.6 million of which $5.5 million were specific reserves and $2.1 million was a general reserve. As of December 31, 2016, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.3 million of which $0.1 million were specific reserves and $1.2 million was a general reserve. The increase in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the increase in specific reserves due to changes in the underlying collateral value of taxi medallions and the increase in general reserve due to the increase in the historical loss factor applied to the taxi medallion loans. The total troubled debt restructured loans and leases secured by taxi medallions increased by $0.7 million from $6.1 million at December 31, 2016 to $6.8 million at March 31, 2017 due to two taxi medallion relationships which were restructured during the quarter. The total loans and leases secured by taxi medallions that were placed on nonaccrual increased to $14.2 million at March 31, 2017 from $13.4 million at December 31, 2016 due to the two restructured taxi medallion relationships mentioned above which were placed on nonaccrual status in the quarter. In addition, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $56.0 million as of March 31, 2017, compared to $53.5 million as of December 31, 2016. The general portion of the allowance for loan and lease losses increased by $2.5 million during the three months ended March 31, 2017, as a result of the continued growth in the Company's loan portfolios and the increase in historical loss factors applied to commercial real estate and commercial portfolios, offset by the decrease in historical loss factors applied to the consumer loan portfolios.

The specific allowance for loan and lease losses was $10.1 million as of March 31, 2017, compared to $0.2 million as of December 31, 2016. The specific allowance increased by $9.9 million during the three months ended March 31, 2017, primarily due to the reduction in collateral values for taxi medallion loans and the increase in specific reserves for two commercial loans during the quarter.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Credit Quality Information
The following tables present the recorded investment in loans in each class as of March 31, 2017, by credit quality indicator.

	At March 31, 2017
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,918,249	$704,610	$150,524	$595,579	$802,801	$60,396	$14,791
OAEM	6,891	—	—	9,422	779	—	—
Substandard	6,767	1,095	—	23,898	3,755	—	76
Doubtful	266	—	—	4,913	2,923	—	—
Total originated	1,932,173	705,705	150,524	633,812	810,258	60,396	14,867

Acquired:
Loan rating:
Pass	125,129	27,540	210	7,610	5,495	—	116
OAEM	885	268	—	245	—	—	—
Substandard	8,310	309	—	2,010	—	—	3
Doubtful	102	—	—	563	—	—	—
Total acquired	134,426	28,117	210	10,428	5,495	—	119

Total loans	$2,066,599	$733,822	$150,734	$644,240	$815,753	$60,396	$14,986
As of March 31, 2017, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At March 31, 2017
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$139,383	22.0%	$147,633	43.0%
50% - 69%	238,100	37.7%	66,444	19.3%
70% - 79%	166,006	26.3%	55,337	16.1%
80% and over	19,394	3.1%	23,041	6.7%
Data not available*	2,783	0.4%	868	0.3%
Total originated	565,666	89.5%	293,323	85.4%

Acquired:
Loan-to-value ratio:
Less than 50%	17,219	2.7%	30,261	8.9%
50%—69%	23,316	3.7%	14,839	4.3%
70%—79%	13,337	2.1%	2,417	0.7%
80% and over	9,343	1.5%	1,007	0.3%
Data not available*	2,982	0.5%	1,539	0.4%
Total acquired	66,197	10.5%	50,063	14.6%

Total loans	$631,863	100.0%	$343,386	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

The following tables present the recorded investment in loans in each class as of December 31, 2016, by credit quality indicator.

	At December 31, 2016
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,899,162	$700,046	$136,607	$583,940	$786,050	$60,122	$18,022
OAEM	1,538	—	178	8,675	824	—	—
Substandard	6,288	1,404	—	28,595	4,848	—	149
Doubtful	266	—	—	75	1,980	—	—
Total originated	1,907,254	701,450	136,785	621,285	793,702	60,122	18,171

Acquired:
Loan rating:
Pass	131,850	29,153	214	10,312	6,158	—	128
OAEM	1,408	270	—	249	—	—	—
Substandard	9,768	313	—	3,017	—	—	—
Doubtful	102	—	—	563	—	—	—
Total acquired	143,128	29,736	214	14,141	6,158	—	128

Total loans	$2,050,382	$731,186	$136,999	$635,426	$799,860	$60,122	$18,299
As of December 31, 2016, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At December 31, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$138,030	22.1%	$153,679	44.9%
50%—69%	229,799	36.9%	61,553	18.1%
70%—79%	162,614	26.0%	49,987	14.6%
80% and over	21,859	3.5%	23,317	6.8%
Data not available*	3,128	0.5%	825	0.2%
Total originated	555,430	89.0%	289,361	84.6%

Acquired:
Loan-to-value ratio:
Less than 50%	17,809	2.9%	32,334	9.4%
50%—69%	24,027	3.8%	15,059	4.4%
70%—79%	14,030	2.2%	3,069	0.9%
80% and over	10,069	1.6%	1,016	0.3%
Data not available*	2,984	0.5%	1,402	0.4%
Total acquired	68,919	11.0%	52,880	15.4%

Total loans	$624,349	100.0%	$342,241	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At March 31, 2017	At December 31, 2016
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$251	$251
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	1,455	1,213

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$487	$889	$3,836	$5,212	$1,926,961	$1,932,173	$2	$5,526
Multi-family mortgage	1,928	—	—	1,928	703,777	705,705	—	1,095
Construction	—	—	—	—	150,524	150,524	—	—
Total commercial real estate loans	2,415	889	3,836	7,140	2,781,262	2,788,402	2	6,621
Commercial loans and leases:
Commercial	9,232	1,680	10,128	21,040	612,772	633,812	—	25,750
Equipment financing	2,983	1,406	4,217	8,606	801,652	810,258	78	6,445
Condominium association	196	—	—	196	60,200	60,396	—	—
Total commercial loans and leases	12,411	3,086	14,345	29,842	1,474,624	1,504,466	78	32,195
Consumer loans:
Residential mortgage	1,185	—	2,956	4,141	561,525	565,666	1	2,955
Home equity	1,042	1	207	1,250	292,073	293,323	1	610
Other consumer	353	24	26	403	14,464	14,867	—	76
Total consumer loans	2,580	25	3,189	5,794	868,062	873,856	2	3,641
Total originated loans and leases	$17,406	$4,000	$21,370	$42,776	$5,123,948	$5,166,724	$82	$42,457
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At March 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$3,529	$126	$3,523	$7,178	$127,248	$134,426	$3,452	$145
Multi-family mortgage	—	—	3	3	28,114	28,117	3	—
Construction	—	—	—	—	210	210	—	—
Total commercial real estate loans	3,529	126	3,526	7,181	155,572	162,753	3,455	145
Commercial loans and leases:
Commercial	258	—	1,913	2,171	8,257	10,428	222	1,692
Equipment financing	—	—	17	17	5,478	5,495	17	—
Total commercial loans and leases	258	—	1,930	2,188	13,735	15,923	239	1,692
Consumer loans:
Residential mortgage	107	297	2,641	3,045	63,152	66,197	2,594	46
Home equity	381	97	188	666	49,397	50,063	142	723
Other consumer		—	3	3	116	119	3	—
Total consumer loans	488	394	2,832	3,714	112,665	116,379	2,739	769
Total acquired loans and leases	$4,275	$520	$8,288	$13,083	$281,972	$295,055	$6,433	$2,606

Total loans and leases	$21,681	$4,520	$29,658	$55,859	$5,405,920	$5,461,779	$6,515	$45,063

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At December 31, 2016
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,525	$2,075	$429	$4,029	$1,903,225	$1,907,254	$2	$5,035
Multi-family mortgage	2,296	—	291	2,587	698,863	701,450	—	1,404
Construction	547	—	—	547	136,238	136,785	—	—
Total commercial real estate loans	4,368	2,075	720	7,163	2,738,326	2,745,489	2	6,439
Commercial loans and leases:
Commercial	5,396	815	10,014	16,225	605,060	621,285	—	20,587
Equipment financing	2,983	1,444	5,341	9,768	783,934	793,702	—	6,758
Condominium association	266	—	—	266	59,856	60,122	—	—
Total commercial loans and leases	8,645	2,259	15,355	26,259	1,448,850	1,475,109	—	27,345
Consumer loans:
Residential mortgage	3,745	2,294	163	6,202	549,228	555,430	—	2,455
Home equity	25	219	5	249	289,112	289,361	3	128
Other consumer	549	87	16	652	17,519	18,171	—	149
Total consumer loans	4,319	2,600	184	7,103	855,859	862,962	3	2,732
Total originated loans and leases	$17,332	$6,934	$16,259	$40,525	$5,043,035	$5,083,560	$5	$36,516
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Commercial Real Estate Loans—As of March 31, 2017, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 37.8%; multi-family mortgage loans -- 13.4%; and construction loans -- 2.8%.
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
Commercial Loans and Leases—As of March 31, 2017, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 11.8%; equipment financing loans -- 14.9%; and loans to condominium associations -- 1.1%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of March 31, 2017, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.6%, home equity loans -- 6.3%, and other consumer loans -- 0.3%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At March 31, 2017			At December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,271	$9,263	$—	$9,113	$9,104	$—
Commercial	19,779	19,811	—	39,269	39,210	—
Consumer	5,296	5,287	—	4,823	4,815	—
Total originated with no related allowance recorded	34,346	34,361	—	53,205	53,129	—
With an allowance recorded:
Commercial real estate	4,007	4,007	54	3,984	3,984	28
Commercial	22,232	22,189	10,007	605	605	97
Total originated with an allowance recorded	26,239	26,196	10,061	4,589	4,589	125
Total originated impaired loans and leases	60,585	60,557	10,061	57,794	57,718	125

Acquired:
With no related allowance recorded:
Commercial real estate	8,938	8,938	—	10,400	10,400	—
Commercial	2,925	2,925	—	3,948	3,948	—
Consumer	6,059	6,074	—	6,384	6,399	—
Total acquired with no related allowance recorded	17,922	17,937	—	20,732	20,747	—
With an allowance recorded:
Consumer	168	168	20	253	253	27
Total acquired with an allowance recorded	168	168	20	253	253	27
Total acquired impaired loans and leases	18,090	18,105	20	20,985	21,000	27

Total impaired loans and leases	$78,675	$78,662	$10,081	$78,779	$78,718	$152
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $41.1 million and $2.7 million, respectively as of March 31, 2017.

(2) Includes originated and acquired nonaccrual loans of $34.1 million and $3.6 million, respectively as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,363	$32	$3,124	$21
Commercial	21,058	164	13,775	150
Consumer	5,306	16	4,488	20
Total originated with no related allowance recorded	35,727	212	21,387	191
With an allowance recorded:
Commercial real estate	4,000	48	6,122	49
Commercial	22,322	1	11,283	1
Total originated with an allowance recorded	26,322	49	17,405	50
Total originated impaired loans and leases	62,049	261	38,792	241

Acquired:
With no related allowance recorded:
Commercial real estate	9,419	19	6,036	10
Commercial	2,934	10	4,276	18
Consumer	6,133	16	7,167	17
Total acquired with no related allowance recorded	18,486	45	17,479	45
With an allowance recorded:
Commercial real estate	—	—	2,606	—
Commercial	—	—	486	—
Consumer	168	1	525	2
Total acquired with an allowance recorded	168	1	3,617	2
Total acquired impaired loans and leases	18,654	46	21,096	47

Total impaired loans and leases	$80,703	$307	$59,888	$288

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$54	$10,007	$—	$10,061
Collectively evaluated for impairment	27,069	23,157	4,542	54,768
Total originated loans and leases	27,123	33,164	4,542	64,829

Acquired:
Individually evaluated for impairment	—	—	20	20
Collectively evaluated for impairment	177	14	27	218
Acquired with deteriorated credit quality	688	105	273	1,066
Total acquired loans and leases	865	119	320	1,304

Total allowance for loan and lease losses	$27,988	$33,283	$4,862	$66,133

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,276	$38,139	$5,182	$56,597
Collectively evaluated for impairment	2,775,126	1,466,327	868,674	5,110,127
Total originated loans and leases	2,788,402	1,504,466	873,856	5,166,724

Acquired:
Individually evaluated for impairment	—	2,344	1,755	4,099
Collectively evaluated for impairment	42,272	7,555	67,307	117,134
Acquired with deteriorated credit quality	120,481	6,024	47,317	173,822
Total acquired loans and leases	162,753	15,923	116,379	295,055

Total loans and leases	$2,951,155	$1,520,389	$990,235	$5,461,779

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

	At December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$28	$97	$—	$125
Collectively evaluated for impairment	26,830	20,682	4,776	52,288
Total originated loans and leases	26,858	20,779	4,776	52,413

Acquired:
Individually evaluated for impairment	—	—	27	27
Collectively evaluated for impairment	221	13	34	268
Acquired with deteriorated credit quality	566	114	278	958
Total acquired loans and leases	787	127	339	1,253

Total allowance for loan and lease losses	$27,645	$20,906	$5,115	$53,666

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,097	$37,637	$4,711	$55,445
Collectively evaluated for impairment	2,732,392	1,437,472	858,251	5,028,115
Total originated loans and leases	2,745,489	1,475,109	862,962	5,083,560

Acquired:
Individually evaluated for impairment	690	3,047	2,028	5,765
Collectively evaluated for impairment	47,599	10,863	70,115	128,577
Acquired with deteriorated credit quality	124,789	6,389	49,784	180,962
Total acquired loans and leases	173,078	20,299	121,927	315,304

Total loans and leases	$2,918,567	$1,495,408	$984,889	$5,398,864

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2017	At December 31, 2016
	(In Thousands)
Troubled debt restructurings:
On accrual	$13,662	$13,883
On nonaccrual	11,756	11,919
Total troubled debt restructurings	$25,418	$25,802

Total troubled debt restructuring loans and leases decreased by $0.4 million to $25.4 million at March 31, 2017 from
$25.8 million at December 31, 2016, primarily driven by the restructuring of two taxi medallion loans and one commercial loan, offset by the repayment of other troubled debt restructured loans.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended March 31, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	3	$765	$765	$364	$741	$—	3	$800
Total originated	3	$765	$765	$364	$741	$—	3	$800
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended March 31, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$1,155	$1,155	$—	$1,155	$—	—	$—
Commercial	16	7,268	7,256	2,156	7,256	—	—	—
Equipment financing	2	364	364	—	364	—	—	—
Total originated	20	$8,787	$8,775	$2,156	$8,775	$—	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Loans with one modification:
Adjusted principal	$375	$—
Interest only	—	2,412
Combination maturity, principal, interest rate	390	6,363
Total loans with one modification	$765	$8,775
The troubled debt restructuring loans and leases that were modified for the three months ended March 31, 2017 and 2016 were $0.8 million and $8.8 million, respectively. The decrease in troubled debt restructuring loans and leases that were modified for the three months ended March 31, 2017 was primarily due to the decrease in the modification of loans and leases secured by taxi medallions.
There were no troubled debt restructuring loans and leases with more than one modification during the three months ended March 31, 2017 and 2016.
The net recoveries of the performing and nonperforming troubled debt restructuring loans and leases for the three months ended March 31, 2017 were $7 thousand. There were no charge-offs or recoveries for the performing and nonperforming troubled debt restructuring loans and leases for the three months ended March 31, 2016.
As of March 31, 2017 and 2016, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2017	At December 31, 2016
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	6,512	7,044
Trade name	1,089	1,089
Total other intangible assets	7,601	8,133
Total goodwill and other intangible assets	$145,491	$146,023
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 8.6 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2017	$1,557
Year ending:
2018	1,669
2019	1,295
2020	944
2021	601
2022	299
Thereafter	147
Total	$6,512
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2017 and March 31, 2016, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive income	557	—	557
Balance at March 31, 2017	$(3,656)	$395	$(3,261)

	Three Months Ended March 31, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive income	5,828	—	5,828
Balance at March 31, 2016	$3,001	$351	$3,352

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and March 31, 2016.
(8) Derivatives and Hedging Activities
The Company utilizes loan level derivatives which consist of interest-rate contracts (swaps, caps and floors), and risk participation agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging".

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of March 31, 2017 or December 31, 2016.
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
The Company utilizes risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period.
Under a risk participation-out agreement, a derivative asset, the Corporation participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Corporation assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company had no risk participation-in agreements in 2016.
The Company offers foreign exchange contracts to commercial borrowers to accommodate their business needs. These foreign exchange contracts do not qualify as hedges for accounting purposes. To mitigate the market and liquidity risk associated with these foreign exchange contracts, the Company enters into similar offsetting positions.
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets.
The following tables presents the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	57	$—	$6,110	$—	$29,132	$363,051	$398,293	$9,336
Pay fixed, receive variable	57	—	6,110	—	29,132	363,051	398,293	9,336
Risk participation-out agreements	5	—	—	—	8,964	7,863	16,827	16
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	13

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$9,023	$—	$—	$—	$—	$9,023	$23
Sells foreign currency, buys U.S. currency	18	9,023	—	—	—	—	9,023	23

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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
As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. As of December 31, 2016, the Company held no risk participation-in agreements. Refer also to Note 11, "Fair Value of Financial Instruments."
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $29.9 million and $34.5 million in the normal course of business as of March 31, 2017 and December 31, 2016, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$9,336	$—	$9,336	$—	$840	$8,496
Risk participation-out agreements	16	—	16	—	—	16
Foreign exchange contracts	23	—	23	—	—	23
Total	$9,375	$—	$9,375	$—	$840	$8,535

Liability derivatives
Loan level derivatives	$9,336	$—	$9,336	$29,175	$720	$—
Risk participation-in agreements	13	—	13	—	—	—
Foreign exchange contracts	23	—	23	—	—	—
Total	$9,372	$—	$9,372	$29,175	$720	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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
As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. As of December 31, 2016, the Company held no risk participation-in agreements.
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
(9) Stock Based Compensation
As of March 31, 2017, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

During the three months ended March 31, 2017, and 2016, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$13,445	$13,445	$12,812	$12,812

Denominator:
Weighted average shares outstanding	70,386,766	70,386,766	70,186,921	70,186,921
Effect of dilutive securities	—	457,330	—	156,487
Adjusted weighted average shares outstanding	70,386,766	70,844,096	70,186,921	70,343,408

EPS	$0.19	$0.19	$0.18	$0.18

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2017 and March 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$121,113	$—	$121,113
GSE CMOs	—	149,677	—	149,677
GSE MBSs	—	201,924	—	201,924
SBA commercial loan asset-backed securities	—	103	—	103
Corporate debt obligations	—	48,522	—	48,522
U.S. Treasury bonds	—	4,765	—	4,765
Trust preferred securities	—	1,355	—	1,355
Marketable equity securities	974	—	—	974
Total investment securities available-for-sale	$974	$527,459	$—	$528,433
Loan level derivatives	$—	$9,336	$—	$9,336
Risk participation-out agreements	—	16	—	16
Foreign exchange contracts	—	23	—	23
Liabilities:
Loan level derivatives	$—	$9,336	$—	$9,336
Risk participation-in agreements	—	13	—	13
Foreign exchange contracts	—	23	—	23

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$97,020	$—	$97,020
GSE CMOs	—	158,040	—	158,040
GSE MBSs	—	212,915	—	212,915
SBA commercial loan asset-backed securities	—	107	—	107
Corporate debt obligations	—	48,485	—	48,485
U.S. Treasury bonds	—	4,737	—	4,737
Trust preferred securities	—	1,358	—	1,358
Marketable equity securities	972	—	—	972
Total investment securities available-for-sale	$972	$522,662	$—	$523,634
Loan level derivatives	$—	$9,738	$—	$9,738
Risk participation-out agreements	—	20	—	20
Foreign exchange contracts	—	—	—	—
Liabilities:
Loan level derivatives	$—	$9,738	$—	$9,738

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. As of December 31, 2016, the Company held no risk participation-in agreements.
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2017 and December 31, 2016, no investment securities were valued using pricing models included in Level 3.
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
Loan Level Derivatives
The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 8, "Derivatives and Hedging Activities."
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2017 and 2016, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$34,457	$34,457
OREO	—	—	618	618
Repossessed assets	—	1,668	—	1,668
Total assets measured at fair value on a non-recurring basis	$—	$1,668	$35,075	$36,743

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$27,282	$27,282
OREO	—	—	618	618
Repossessed assets	—	781	—	781
Total assets measured at fair value on a non-recurring basis	$—	$781	$27,900	$28,681
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

	Fair Value		Valuation Technique
	At March 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$34,457	$27,282	Appraisal of collateral (1)
Other real estate owned	618	618	Appraisal of collateral (1)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

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
	(In Thousands)
At March 31, 2017
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$29,608	$29,011	$—	$29,011	$—
GSE MBSs	16,494	16,386	—	16,386	—
Municipal obligations	54,089	53,648	—	53,648	—
Foreign government obligations	500	489	—		489
Loans held-for-sale	1,152	1,152	—	1,152	—
Loans and leases, net	5,395,646	5,285,178	—	—	5,285,178
Restricted equity securities	68,065	68,065	—	—	68,065
Financial liabilities:
Certificates of deposit	1,090,647	1,087,550	—	1,087,550	—
Borrowed funds	1,056,785	1,046,438	—	1,046,438	—
At December 31, 2016
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$14,735	$14,101	$—	$14,101	$—
GSE MBSs	17,666	17,479	—	17,479	—
Municipal obligations	54,219	53,204	—	53,204	—
Foreign government obligations	500	487	—	—	487
Loans held-for-sale	13,078	13,078	—	13,078	—
Loans and leases, net	5,345,198	5,195,312	—	—	5,195,312
Restricted equity securities	64,511	75,589	—	—	75,589
Financial liabilities:
Certificates of deposit	1,041,022	1,042,653	—	1,042,653	—
Borrowed funds	1,044,086	1,030,753	—	1,030,753	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Loans Held-for-Sale
Fair value is measured using quoted market prices when available. These assets are typically categorized as Level 1. If quoted market prices are not available, comparable market values may be utilized. These assets are typically categorized as Level 2.
Loans and Leases
The fair values of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). The Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.
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
The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the counterparty is represented by the fair value of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2017	At December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$26,341	$27,750
Commercial	76,180	71,716
Residential mortgage	28,814	28,179
Unadvanced portion of loans and leases	544,889	580,416
Unused lines of credit:
Home equity	357,969	340,682
Other consumer	12,721	13,157
Other commercial	481	208
Unused letters of credit:
Financial standby letters of credit	11,735	11,720
Performance standby letters of credit	466	516
Commercial and similar letters of credit	842	785
Loan level derivatives:
Receive fixed, pay variable	398,293	383,780
Pay fixed, receive variable	398,293	383,780
Risk participation-out agreements	16,827	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	9,023	4,050
Sells foreign currency, buys U.S. currency	9,023	4,050
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively.
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2017 and 2016

The fair value of derivative assets and liabilities was $9.4 million and $9.4 million, respectively, as of March 31, 2017. The fair value of derivative assets and liabilities was $9.8 million and $9.7 million, respectively, as of December 31, 2016.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2017	$4,076
Year ending:
2018	5,034
2019	4,165
2020	3,609
2021	3,100
2022	2,878
Thereafter	11,045
Total	$33,907
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $1.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase was due to the opening of a new branch in Danvers, Massachusetts for First Ipswich Bank, and the relocation of a branch in Brookline, Massachusetts for Brookline Bank.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(13) Subsequent Events
On, April 27, 2017, the Company entered into an underwriting agreement with Piper Jaffray & Co., as representative of the underwriters named therein (collectively, the “Underwriters”), to offer and sell 5,175,000 shares of the Company’s common stock, $0.01 par value per share at a public offering price of $14.50 per share in an underwritten public offering (the “Offering”).  In conjunction with the Offering, the Company granted the Underwriters a 30-day option to purchase up to an additional 776,250 shares of its Common Stock.  On May 2, 2017, the Company and the Underwriters closed the Offering.  The Underwriters exercised their option resulting in a new issuance in the aggregate of 5,951,250 shares of the Company’s common stock at a price to the public of $14.50 per share. The Company received net proceeds of $82.0 million after deductions for underwriting discounts, commissions, and expenses.

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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries; First Ipswich Bank and its subsidiaries; and Brookline Securities Corp.
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.
The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company’s customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus their efforts on developing and deepening long-term banking relationships with qualified customers through a full complement of products and excellent customer service, and strong risk management.
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
The competition for loans and leases and deposits remains intense. While the economy has improved in 2017, the Company expects the operating environment in 2018 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). A sustained, low interest rate environment may continue to have a negative impact on the Company's yields and net interest margin. Rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or leases or to service their existing debt. The future operating results of the Company will depend on its ability to maintain the net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.
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

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.19	$0.19	$0.19	$0.18	$0.18
Earnings per share - Diluted	0.19	0.19	0.19	0.18	0.18
Book value per share (end of period)	10.00	9.88	9.90	9.82	9.69
Tangible book value per share (end of period) (1)	7.93	7.81	7.81	7.73	7.59
Dividends paid per common share	0.09	0.09	0.09	0.09	0.09
Stock price (end of period)	15.65	16.40	12.19	11.03	11.01

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.53%	3.40%	3.48%	3.44%	3.45%
Return on average assets	0.83%	0.83%	0.86%	0.81%	0.84%
Return on average tangible assets (1)	0.85%	0.85%	0.88%	0.83%	0.86%
Return on average stockholders' equity	7.58%	7.59%	7.83%	7.38%	7.57%
Return on average tangible stockholders' equity (1)	9.55%	9.60%	9.94%	9.40%	9.69%
Dividend payout ratio (1)	47.23%	47.80%	46.60%	50.07%	49.45%
Efficiency ratio (3)	48.92%	56.92%	57.89%	57.97%	57.57%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.07%	0.62%	0.04%	0.31%	0.03%
Nonperforming loans and leases as a percentage of total loans and leases	0.83%	0.74%	0.70%	0.63%	0.62%
Nonperforming assets as a percentage of total assets	0.73%	0.64%	0.61%	0.54%	0.53%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.21%	0.99%	1.10%	1.09%	1.14%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.25%	1.03%	1.15%	1.13%	1.20%
					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in Thousands, Except Per Share Data)
CAPITAL RATIOS
Stockholders' equity to total assets	10.83%	10.80%	10.91%	10.95%	11.01%
Tangible equity ratio (1)	8.79%	8.73%	8.82%	8.82%	8.83%

FINANCIAL CONDITION DATA
Total assets	$6,497,721	$6,438,129	$6,380,312	$6,296,502	$6,181,030
Total loans and leases	5,461,779	5,398,864	5,332,300	5,259,038	5,130,445
Allowance for loan and lease losses	66,133	53,666	58,892	57,258	58,606
Investment securities available-for-sale	528,433	523,634	524,295	532,967	536,182
Investment securities held-to-maturity	100,691	87,120	77,094	69,590	83,409
Goodwill and identified intangible assets	145,491	146,023	146,644	147,267	147,888
Total deposits	4,651,903	4,611,076	4,564,906	4,485,154	4,393,456
Total borrowed funds	1,056,785	1,044,086	1,022,653	1,028,439	1,028,309
Stockholders' equity	703,873	695,544	696,371	689,656	680,417

EARNINGS DATA
Net interest income	$53,098	$51,854	$52,350	$50,257	$49,203
Provision for credit losses	13,402	3,215	2,215	2,545	2,378
Non-interest income	15,908	5,430	5,329	5,375	6,469
Non-interest expense	33,756	32,607	33,388	32,250	32,053
Net income	13,445	13,279	13,617	12,654	12,812
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

Executive Overview
Growth
Total assets of $6.5 billion as of March 31, 2017 increased $59.6 million, or 3.6% on an annualized basis, from December 31, 2016. The increase was primarily driven by increases in loans and leases.
Total loans and leases of $5.5 billion as of March 31, 2017 increased $62.9 million, or 4.8% on an annualized basis, from December 31, 2016. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.5 billion, or 81.9% of total loans and leases, as of March 31, 2017, an increase of $57.6 million, or 5.2% on an annualized basis, from $4.4 billion, or 81.8% of total loans and leases, as of December 31, 2016.
Total deposits of $4.7 billion as of March 31, 2017 increased $40.8 million, or 3.6% on an annualized basis, from $4.6 billion as of December 31, 2016. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.6 billion, or 76.6% of total deposits as of March 31, 2017, a decrease of $8.8 million, or 1.0% on an annualized basis, from $3.6 billion, or 77.4% of total deposits, as of December 31, 2016.
Asset Quality
Nonperforming assets as of March 31, 2017 totaled $47.3 million, or 0.73% of total assets, compared to $41.5 million, or 0.64% of total assets, as of December 31, 2016. Net charge-offs for the three months ended March 31, 2017 were $1.0 million, or 0.07% of average loans and leases on an annualized basis, compared to $0.4 million, or 0.03% of average loans and leases on an annualized basis, for the three months ended March 31, 2016.The increase in nonperforming loans and leases and nonperforming assets was primarily driven by two taxi medallion loans and two commercial loans that were placed on nonaccrual.

The ratio of the allowance for loan and lease losses to total loans and leases was 1.21% as of March 31, 2017, compared to 0.99% as of December 31, 2016. Excluding the loans acquired from BankRI and First Ipswich, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.25% as of March 31, 2017, compared to 1.03% as of December 31, 2016. The Company continued to employ its historical underwriting methodology throughout the three month period ended March 31, 2017.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 10.57% as of March 31, 2017, compared to 10.48% as of December 31, 2016. The Company's Tier 1 Leverage Ratio was 9.22% as of March 31, 2017, compared to 9.16% as of December 31, 2016. As of March 31, 2017, the Company's Tier 1 Risk-Based Ratio was 10.88%, compared to 10.79% as of December 31, 2016. The Company's Total Risk-Based Ratio was 13.51% as of March 31, 2017, compared to 13.20% as of December 31, 2016.
The Company's ratio of stockholders' equity to total assets was 10.83% and 10.80% as of March 31, 2017 and December 31, 2016, respectively. The Company's tangible equity ratio was 8.79% and 8.73% as of March 31, 2017 and December 31, 2016, respectively.
Net Income
For the three months ended March 31, 2017, the Company reported net income of $13.4 million, or $0.19 per basic and diluted share, an increase of $0.6 million, or 19.6% on an annualized basis, from $12.8 million, or $0.18 per basic and diluted share for the three months ended March 31, 2016. The increase in net income is primarily the result of an increase in gain on sale of investment securities, net of $11.4 million, partially offset by an increase to provision for credit losses of $11.0 million.
The annualized return on average assets was 0.83% for the three months ended March 31, 2017, compared to 0.84% for the three months ended March 31, 2016. The annualized return on average stockholders' equity was 7.58% for the three months ended March 31, 2017, compared to 7.57% for the three months ended March 31, 2016.
The net interest margin was 3.53% for the three months ended March 31, 2017, up from 3.45% for the three months ended March 31, 2016. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets by 5 basis points to 4.08% for the three months ended March 31, 2017 from 4.03% for the three months ended March 31, 2016, and an increase of 1 basis point in the Company's overall cost of funds to 0.66% for the three months ended March 31, 2017 from 0.65% for the three months ended March 31, 2016.
The Company's net interest margin and net interest income has shown improvement from the most recent low interest rate environment. As interest rates rise, the Company's net interest margin and net interest income may continue to be under pressure due to competitive pricing in all loan categories and the Company’s ability to contain its cost of funds.
Critical Accounting Policies
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2016 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, and income tax accounting as the Company’s most critical accounting policies.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible assets, return on average tangible equity, the tangible equity ratio, tangible book value per share, dividend payout ratio, and the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in Thousands)
Net income, as reported	$13,445	$13,279	$13,617	$12,654	$12,812

Average total assets	$6,461,183	$6,425,983	$6,360,097	$6,237,463	$6,092,858
Less: Average goodwill and average identified intangible assets, net	145,778	146,382	146,997	147,619	148,248
Average tangible assets	$6,315,405	$6,279,601	$6,213,100	$6,089,844	$5,944,610

Return on average tangible assets (annualized)	0.85%	0.85%	0.88%	0.83%	0.86%

Average total stockholders' equity	$709,095	$699,749	$695,205	$685,996	$677,101
Less: Average goodwill and average identified intangible assets, net	145,778	146,382	146,997	147,619	148,248
Average tangible stockholders' equity	$563,317	$553,367	$548,208	$538,377	$528,853

Return on average tangible stockholders' equity (annualized)	9.55%	9.60%	9.94%	9.40%	9.69%

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in Thousands)
Total stockholders' equity	$703,873	$695,544	$696,371	$689,656	$680,417
Less: Goodwill and identified intangible assets, net	145,491	146,023	146,644	147,267	147,888
Tangible stockholders' equity	$558,382	$549,521	$549,727	$542,389	$532,529

Total assets	$6,497,721	$6,438,129	$6,380,312	$6,296,502	$6,181,030
Less: Goodwill and identified intangible assets, net	145,491	146,023	146,644	147,267	147,888
Tangible assets	$6,352,230	$6,292,106	$6,233,668	$6,149,235	$6,033,142

Tangible equity ratio	8.79%	8.73%	8.82%	8.82%	8.83%

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in Thousands)
Tangible stockholders' equity	$558,382	$549,521	$549,727	$542,389	$532,529

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less:
Treasury shares	4,707,096	4,707,096	4,734,512	4,862,193	4,861,554
Unallocated ESOP	168,099	176,688	185,787	194,880	203,973
Unvested restricted stocks	476,854	476,854	476,938	484,066	486,035
Common shares outstanding	70,392,396	70,383,807	70,347,208	70,203,306	70,192,883

Tangible book value per share	$7.93	$7.81	$7.81	$7.73	$7.59

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in Thousands)
Dividends paid	$6,350	$6,348	$6,346	$6,336	$6,336

Net income, as reported	$13,445	$13,279	$13,617	$12,654	$12,812

Dividend payout ratio	47.23%	47.80%	46.60%	50.07%	49.45%
The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Allowance for loan and lease losses	$66,133	$53,666	$58,892	$57,258	$58,606
Less: Allowance for acquired loan and lease losses	1,304	1,253	1,640	2,178	1,938
Allowance for originated loan and lease losses	$64,829	$52,413	$57,252	$55,080	$56,668

Total loans and leases	$5,461,779	$5,398,864	$5,332,300	$5,259,038	$5,130,445
Less: Total acquired loans and leases	295,055	315,304	346,377	371,986	395,782
Total originated loan and leases	$5,166,724	$5,083,560	$4,985,923	$4,887,052	$4,734,663

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.25%	1.03%	1.15%	1.13%	1.20%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At March 31, 2017		At December 31, 2016
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,066,599	37.8%	$2,050,382	38.1%
Multi-family mortgage	733,822	13.4%	731,186	13.5%
Construction	150,734	2.8%	136,999	2.5%
Total commercial real estate loans	2,951,155	54.0%	2,918,567	54.1%
Commercial loans and leases:
Commercial	644,240	11.8%	635,426	11.8%
Equipment financing	815,753	14.9%	799,860	14.8%
Condominium association	60,396	1.1%	60,122	1.1%
Total commercial loans and leases	1,520,389	27.8%	1,495,408	27.7%
Consumer loans:
Residential mortgage	631,863	11.6%	624,349	11.6%
Home equity	343,386	6.3%	342,241	6.3%
Other consumer	14,986	0.3%	18,299	0.3%
Total consumer loans	990,235	18.2%	984,889	18.2%
Total loans and leases	5,461,779	100.0%	5,398,864	100.0%
Allowance for loan and lease losses	(66,133)		(53,666)
Net loans and leases	$5,395,646		$5,345,198

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2017:

	At March 31, 2017	At December 31, 2016	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,951,155	$2,918,567	$32,588	4.5%
Commercial	1,520,389	1,495,408	24,981	6.7%
Consumer	990,235	984,889	5,346	2.2%
Total loans and leases	$5,461,779	$5,398,864	$62,915	4.7%
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
As of March 31, 2017, there were seven borrowers with commitments over $35.0 million. The total of those commitments was $316.7 million, or 4.97% of total commitments, as of March 31, 2017.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 54.0% of total loans and leases outstanding as of March 31, 2017.
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
Commercial real estate and multi-family mortgage loans are typically originated for terms of five to fifteen years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with terms longer than five years, the Company offers loan level derivatives to accommodate customer need.
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
The commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($756.6 million), office buildings ($642.0 million), retail stores ($548.2 million), industrial properties ($335.7 million) and mixed-use properties ($202.9 million) as of March 31, 2017. At that date, over 97% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.8% of total loans outstanding as of March 31, 2017.
The Company provides commercial banking services to companies in its market area. Approximately 49% of the commercial loans outstanding as of March 31, 2017 were made to borrowers located in New England. The remaining 51% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.2% of total loans outstanding as of March 31, 2017. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2017, other consumer loans equaled $15.0 million, or 0.3% of total loans outstanding. Loans outstanding in other consumer included indirect automobile loans of $4.8 million and loans secured by cash, equity, and debt securities.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2017, the Company had $73.5 million of total assets, including acquired assets, that were designated as criticized. This compares to $70.5 million of assets designated as criticized as of December 31, 2016. The increase in criticized assets was primarily due to two commercial real estate relationships which were downgraded, offset by the payoffs of several criticized loans during the first quarter of 2017.
Nonperforming Assets
"Nonperforming assets" consist of nonperforming loans and leases, other real estate owned ("OREO") and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's unaudited consolidated balance sheets.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of March 31, 2017, the Company had nonperforming assets of $47.3 million, representing 0.73% of total assets, compared to nonperforming assets of $41.5 million, or 0.64% of total assets, as of December 31, 2016. The increase in nonperforming assets was primarily due to a commercial loan with a balance of $4.9 million which was placed on nonaccrual status and an increase of $0.9 million in repossessed assets as of March 31, 2017.
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
As of March 31, 2017, the Company had loans and leases greater than 90 days past due and accruing of $6.5 million, or 0.12% of total loans and leases, compared to $7.1 million, or 0.13% of total loans and leases, as of December 31, 2016, representing an decrease of $0.6 million.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$5,671	$5,340
Multi-family mortgage	1,095	1,404
Total commercial real estate loans	6,766	6,744

Commercial	27,442	22,974
Equipment financing	6,445	6,758
Total commercial loans and leases	33,887	29,732

Residential mortgage	3,001	2,501
Home equity	1,333	951
Other consumer	76	149
Total consumer loans	4,410	3,601

Total nonaccrual loans and leases	45,063	40,077

Other real estate owned	618	618
Other repossessed assets	1,668	781
Total nonperforming assets	$47,349	$41,476

Loans and leases past due greater than 90 days and accruing	$6,515	$7,077

Total nonperforming loans and leases as a percentage of total loans and leases	0.83%	0.74%
Total nonperforming assets as a percentage of total assets	0.73%	0.64%

Troubled Debt Restructured Loans and Leases
As of March 31, 2017, restructured loans included $4.9 million of commercial real estate loans, $2.0 million of multi-family mortgage loans, $13.7 million of commercial loans, $2.0 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.5 million of home equity loans. As of December 31, 2016, restructured loans included $4.9 million of commercial real estate loans, $2.0 million of multi-family mortgage loans, $13.7 million of commercial loans, $2.1 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.8 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$13,662	$13,883
On nonaccrual	11,756	11,919
Total troubled debt restructurings	$25,418	$25,802

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Balance at beginning of period	$25,802	$22,918
Additions	765	8,775
Net recoveries	7	—
Repayments	(1,156)	(382)
Balance at end of period	$25,418	$31,311

Allowances for Credit Losses
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
The Company’s general allowance methodology provides a precise quantification of probable losses in the portfolio. Under the current methodology, Management combines the historical loss information of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

Management employs a similar analysis for the consolidation of the qualitative factors as it does for the quantitative factors. Again, Management believes the combination of the existing nine qualitative factors used at each of the Banks into a single group of factors for use across the Company is appropriate based on the commonality of environmental factors, markets, and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.
As of March 31, 2017, the Company had a portfolio of approximately $30.6 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2017 and 2016.

	At and for the Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(24)	(1,207)	(151)	(1,382)
Recoveries	140	142	105	387
Provision (credit) for loan and lease losses	227	13,442	(207)	13,462
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133

Total loans and leases	$2,951,155	$1,520,389	$990,235	$5,461,779
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	2.19%	0.49%	1.21%

	At and for the Three Months Ended March 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(331)	(288)	(256)	(875)
Recoveries	—	224	251	475
Provision (credit) for loan and lease losses	1,164	1,024	79	2,267
Balance at March 31, 2016	$30,984	$22,978	$4,644	$58,606

Total loans and leases	$2,766,398	$1,398,639	$965,408	$5,130,445
Total allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.64%	0.48%	1.14%

The allowance for loan and lease losses was $66.1 million as of March 31, 2017, or 1.21% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 0.99% of total loans and leases outstanding, as of December 31, 2016. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2016 to March 31, 2017 was primarily due to the increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of two commercial loans, the increase in historical loss factors applied to commercial loan portfolios including taxi medallion loans, and loan growth of $62.9 million during the first quarter of 2017.
Management believes that the allowance for loan and lease losses as of March 31, 2017 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $28.0 million, or 0.95% of total commercial real estate loans outstanding, as of March 31, 2017. This compared to an allowance for commercial real estate loan losses of $27.6 million, or 0.95% of total commercial real estate loans outstanding, as of December 31, 2016. Specific reserves on commercial real estate loans were $54.0 thousand and $28.0 thousand as of March 31, 2017 and December 31, 2016, respectively. The $0.4 million increase in the allowance for commercial real estate loan losses during the first three months of 2017 was primarily driven by originated loan growth of $42.9 million, or 1.6% from December 31, 2016.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans increased to 0.84% as of March 31, 2017 from 0.74% as of December 31, 2016. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.24% as of March 31, 2017 from 0.23% as of December 31, 2016.
Net recoveries in the commercial real estate loan portfolio totaled $0.1 million for the three months ended March 31, 2017, compared to net charge-offs of $0.3 million for the three months ended March 31, 2016. As a percentage of average commercial real estate loan portfolio, annualized net recoveries for the three months ended March 31, 2017 was 0.02% and annualized charge-offs for the three month ended March 31, 2016 was 0.05%.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $33.3 million, or 2.19% of total commercial loans and leases outstanding, as of March 31, 2017, compared to $20.9 million, or 1.40% of total commercial loans and leases outstanding, as of December 31, 2016. Specific reserves on commercial loans and leases increased from $0.1 million as of December 31, 2016 to $10.0 million as of March 31, 2017. The $12.4 million increase in the allowance for commercial loans and lease losses during 2017 was primarily due to the increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of two commercial loans, the increase in historical loss factors applied to commercial loan portfolios including taxi medallion portfolio in the first quarter of 2017, and the originated loan growth of 29.4 million, or 2.0% from December 31, 2016.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 3.19% as of March 31, 2017, compared to 3.27% as of December 31, 2016. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 2.14% as of March 31, 2017 from 1.85% as of December 31, 2016 primarily due to several commercial loans which were not accruing in the first quarter of 2017.
Net charge-offs in the commercial loan and lease portfolio for the three months ended March 31, 2017 and March 31, 2016 were $1.1 million and $0.1 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended March 31, 2017 and March 31, 2016 were 0.29% and 0.02%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.9 million, or 0.49% of total consumer loans outstanding, as of March 31, 2017, compared to $5.1 million, or 0.52% of consumer loans outstanding, as of December 31, 2016. Specific reserves on consumer loans were $20.0 thousand and $27.0 thousand as of March 31, 2017 and December 31, 2016, respectively. The $0.2 million decrease in the allowance for consumer loans during the first quarter of 2017 was primarily driven by the decrease in the historical loss factors applied to the consumer portfolios offset by the originated loan growth of $10.9 million, or 1.3%, from December 31, 2016. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.42% as of March 31, 2017 from 0.32% as of December 31, 2016. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of March 31, 2017. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio totaled $46.0 thousand for the three months ended March 31, 2017, compared to net recoveries of $5.0 thousand for the three months ended March 31, 2016. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2017			At December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$19,931	30.1%	37.8%	$19,354	36.1%	38.1%
Multi-family mortgage	5,342	8.1%	13.4%	5,528	10.3%	13.5%
Construction	2,715	4.1%	2.8%	2,763	5.1%	2.5%
Total commercial real estate loans	27,988	42.3%	54.0%	27,645	51.5%	54.1%
Commercial	21,650	32.8%	11.8%	10,096	18.8%	11.8%
Equipment financing	11,166	16.9%	14.9%	10,345	19.3%	14.8%
Condominium association	467	0.7%	1.1%	465	0.9%	1.1%
Total commercial loans and leases	33,283	50.4%	27.8%	20,906	39.0%	27.7%
Residential mortgage	2,645	4.0%	11.6%	2,587	4.8%	11.6%
Home equity	2,079	3.1%	6.3%	2,356	4.4%	6.3%
Other consumer	138	0.2%	0.3%	172	0.3%	0.3%
Total consumer loans	4,862	7.3%	18.2%	5,115	9.5%	18.2%
Total	$66,133	100.0%	100.0%	$53,666	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $13.5 million, or 7.9% on an annualized basis, to $691.9 million as of March 31, 2017 from $678.4 million as of December 31, 2016. The increase was primarily driven by an increase in deposit balances, offset by growth in loans and leases and investment securities. Cash, cash equivalents, and investment securities were 10.6% of total assets as of March 31, 2017, compared to 10.5% of total assets at December 31, 2016.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$121,800	$121,113	$98,122	$97,020
GSE CMOs	153,037	149,677	161,483	158,040
GSE MBSs	203,636	201,924	214,946	212,915
SBA commercial loan asset- backed securities	103	103	107	107
Corporate debt obligations	48,309	48,522	48,308	48,485
U.S. Treasury bonds	4,808	4,765	4,801	4,737
Trust preferred securities	1,469	1,355	1,469	1,358
Total debt securities	533,162	527,459	529,236	522,662
Marketable equity securities	969	974	966	972
Total investment securities available-for-sale	$534,131	$528,433	$530,202	$523,634
Investment securities held-to-maturity:
GSE debentures	$29,608	$29,011	$14,735	$14,101
GSE MBSs	16,494	16,386	17,666	17,479
Municipal obligations	54,089	53,648	54,219	53,204
Foreign government obligations	500	489	500	487
Total investment securities held-to-maturity	$100,691	$99,534	$87,120	$85,271

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, and trust preferred securities, all of which are included in Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $19.6 million for the three months ended March 31, 2017 compared to $27.6 million for the same period in 2016. There were no sales of investment securities available-for-sale for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, the Company purchased $23.9 million of investment securities available-for-sale, compared to $42.0 million in purchases of investment securities available-for-sale for the same period in 2016.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $1.3 million for the three months ended March 31, 2017 compared to $13.8 million for the same period in 2016. There were no sales of investment securities held-to-maturity for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, the Company purchased $14.9 million of investment securities held-to-maturity, compared to $3.5 million in purchases of investment securities held-to-maturity for the same period in 2016.

As of March 31, 2017, the fair value of all investment securities available-for-sale was $528.4 million and carried a total of $5.7 million of net unrealized losses, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of March 31, 2017, $390.0 million, or 73.8%, of the portfolio, had gross unrealized losses of $7.0 million. This compares to $389.0 million, or 74.3%, of the portfolio with gross unrealized losses of $8.0 million as of December 31, 2016. The Company's unrealized loss position decreased in 2017 driven by lower quarter over quarter interest rates and a change in the portfolio mix from shorter duration GSE MBSs to longer duration GSE debentures.
As of March 31, 2017, the fair value of all investment securities held-to-maturity was $99.5 million and carried a total of $1.2 million of net unrealized losses, compared to a fair value of $85.3 million and net unrealized losses of $1.8 million as of December 31, 2016. As of March 31, 2017, $67.2 million, or 66.8%, of the portfolio, had gross unrealized losses of $1.3 million. This compares to $82.0 million, or 94.1%, of the portfolio with gross unrealized losses of $1.9 million as of December 31, 2016. The Company's unrealized loss position decreased in 2017 driven by lower quarter over quarter interest rates and a change in the portfolio mix from shorter duration GSE MBSs to longer duration GSE debentures.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2017. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2017, the excess balance of capital stock is $2.5 million, as compared to no excess balance at December 31, 2016. On December 30th, 2016, the FHLBB initiated a stock buyback which reduced the Company's excess balance to zero.
As of March 31, 2017, the Company owned stock in the FHLBB with a carrying value of $50.9 million, an increase of $3.6 million from $47.3 million as of December 31, 2016. As of March 31, 2017, the FHLBB had total assets of $56.6 billion and total capital of $3.3 billion, of which $1.2 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2017 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2016.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. As of March 31, 2017 and December 31, 2016, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million.
Other Stock—The Company invests in a small number of other restricted securities which included Northeast Retirement Services, Inc. ("NRS"). The Company, through its wholly owned subsidiary, Brookline Securities Corp., held 9,721 shares of restricted equity securities of NRS. This investment was recorded at cost of $122 thousand as no readily determinable fair value exists. On December 5, 2016, Community Bank Systems, Inc. ("CBU") announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 shares of NRS and received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. As part of the merger agreement, the Company was restricted to selling 5,071 shares per day in the open market. The Company completed the sale of all CBU shares during the quarter. The Company recognized a gain on the sale of securities of $11.4 million for the quarter ending March 31, 2017.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2017			At December 31, 2016
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$898,161	19.3%	—%	$900,474	19.5%	—%
Interest-bearing deposits:
NOW accounts	321,392	6.9%	0.07%	323,160	7.0%	0.07%
Savings accounts	575,808	12.4%	0.21%	613,061	13.3%	0.20%
Money market accounts	1,765,895	38.0%	0.47%	1,733,359	37.6%	0.47%
Certificate of deposit accounts	1,090,647	23.4%	1.08%	1,041,022	22.6%	1.04%
Total interest-bearing deposits	3,753,742	80.7%	0.57%	3,710,602	80.5%	0.55%
Total deposits	$4,651,903	100.0%	0.46%	$4,611,076	100.0%	0.44%
Total deposits increased $40.8 million, or 3.5% on an annualized basis, to $4.7 billion as of March 31, 2017, compared to $4.6 billion as of December 31, 2016. Deposits as a percentage of total assets was unchanged at 71.6% as of March 31, 2017, as compared to December 31, 2016. The increase in deposits is primarily due to the growth in certificate of deposit accounts.
As of March 31, 2017, the Company had $266.2 million of brokered deposits compared to $203.4 million as of December 31, 2016. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $49.6 million, or 19.1% on an annualized basis, during the three months ended March 31, 2017. Certificates of deposit have also increased as a percentage of total deposits to 23.4% as of March 31, 2017 from 22.6% as of December 31, 2016.
During the three months ended March 31, 2017, core deposits decreased $8.8 million, or 1.0% on an annualized basis. The ratio of core deposits to total deposits decreased from 77.4% as of December 31, 2016 to 76.6% as of March 31, 2017, primarily due to the shift in deposit mix and increase in brokered deposits.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$898,481	19.5%	—%	$798,869	18.4%	—%
NOW accounts	320,671	7.0%	0.07%	279,414	6.4%	0.07%
Savings accounts	614,085	13.4%	0.20%	564,681	13.0%	0.25%
Money market accounts	1,744,534	37.9%	0.47%	1,629,054	37.5%	0.44%
Total core deposits	3,577,771	77.8%	0.27%	3,272,018	75.2%	0.27%
Certificate of deposit accounts	1,021,949	22.2%	1.07%	1,077,639	24.8%	0.96%
Total deposits	$4,599,720	100.0%	0.44%	$4,349,657	100.0%	0.44%

As of March 31, 2017 and December 31, 2016, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At March 31, 2017		At December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$110,122	0.80%	$134,783	0.82%
Over six months through 12 months	105,749	0.95%	79,543	0.92%
Over 12 months	219,017	1.46%	222,342	1.44%
Total certificate of deposit of $100,000 or more	$434,888	1.17%	$436,668	1.15%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,073,580	$986,539
Maximum amount outstanding at any month-end during the period	1,077,459	1,028,309
Balance outstanding at end of period	1,056,785	1,028,309
Weighted average interest rate for the period	1.55%	1.58%
Weighted average interest rate at end of period	1.65%	1.54%
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
FHLBB borrowings increased by $19.2 million to $930.0 million as of March 31, 2017 from the December 31, 2016 balance of $910.8 million. The increase in FHLBB borrowings was primarily due to new advances from the FHLBB in order to fund new loan growth.
Repurchase Agreements
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with customers decreased $6.6 million to $43.6 million as of March 31, 2017 from $50.2 million as of December 31, 2016.
Subordinated Debentures and Notes
The Company acquired two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month LIBOR plus 3.10% and 3-month LIBOR plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2017	$4,759	$4,752
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 19, 2017	4,638	4,628
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,750	73,725
			Total	$83,147	$83,105
The above carrying amounts of the subordinated debentures included $603.3 thousand of accretion adjustments and $1.3 million of capitalized debt issuance costs as of March 31, 2017. This compares to $619.6 thousand of accretion adjustments and $1.3 million of capitalized debt issuance costs as of December 31, 2016.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2017 or December 31, 2016. The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2017 and December 31, 2016:

	At March 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Loan level derivatives:
Receive fixed, pay variable	$398,293	$383,780
Pay fixed, receive variable	398,293	383,780
Risk participation-out agreements	16,827	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	$9,023	$4,050
Sells foreign currency, buys U.S. currency	9,023	4,050
Fixed weighted average interest rate from the Company to counterparty	4.15%	4.13%
Floating weighted average interest rate from counterparty to the Company	3.08%	2.77%
Weighted average remaining term to maturity (in months)	88	91
Fair value:
Recognized as an asset:
Loan level derivatives	$9,336	$9,738
Risk participation-out agreements	16	20
Foreign exchange contracts	23	—
Recognized as a liability:
Loan level derivatives	$9,336	$9,738
Risk participation-in agreements	13	—
Foreign exchange contracts	23	—
As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. As of December 31, 2016, the Company held no risk participation-in agreements.

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $703.9 million as of March 31, 2017, representing a $8.3 million increase compared to $695.5 million at December 31, 2016. The increase is due to net income of $13.4 million for the three months ended March 31, 2017, which was partially offset by dividends paid by the Company of $6.4 million in that same period.
Stockholders' equity represented 10.83% of total assets as of March 31, 2017 and 10.80% of total assets as of December 31, 2016. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.79% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2017 and 8.73% as of December 31, 2016.
For the three months ended March 31, 2017, the dividend payout ratio was 47.23%, compared to 49.45% for the three months ended March 31, 2016.
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
Net Interest Income
Net interest income increased $3.9 million to $53.1 million for the three months ended March 31, 2017 from $49.2 million for the three months ended March 31, 2016. This overall increase reflects a $4.3 million increase in interest income on loans and leases, and a $0.1 million increase in interest income on investment securities, offset by a $0.6 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2017 and March 31, 2016 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2017 and March 31, 2016 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 8 basis points to 3.53% for the three months ended March 31, 2017 from 3.45% for the three months ended March 31, 2016. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.33% for the three months ended March 31, 2017 from 4.30% for the three months ended March 31, 2016. Interest amortization and accretion on acquired loans totaled $0.2 million and contributed 1 basis point to loan yields during the three months ended March 31, 2017, and 2016. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment offset by a comparable increase in funding costs.
The yield on interest-earning assets increased to 4.08% for the three months ended March 31, 2017 from 4.03% for the three months ended March 31, 2016. This increase is the result of slightly higher yields on commercial and equipment financing loans, an increase in dividends from restricted equity securities, investment securities, and other short term investments, as well as an increase in prepayment penalties and late charges. During the three months ended March 31, 2017, the Company recorded $0.8 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended March 31, 2017 compared to $0.6 million, or 4 basis points, for the three months ended March 31, 2016.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 1 basis point to 0.66% for the three months ended March 31, 2017 from 0.65% for the three months ended March 31, 2016. Refer to "Financial Condition - Borrowed Funds" above for more details.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2017 and March 31, 2016. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$613,520	$3,110	2.03%	$604,034	$3,011	1.99%
Marketable and restricted equity securities	69,508	718	4.13%	66,887	679	4.07%
Short-term investments	32,127	67	0.84%	41,861	39	0.38%
Total investments	715,155	3,895	2.18%	712,782	3,729	2.09%
Commercial real estate loans (2)	2,930,345	29,467	4.02%	2,698,098	27,266	4.04%
Commercial loans (2)	699,687	7,113	4.07%	670,671	6,651	3.93%
Equipment financing (2)	806,139	13,114	6.51%	726,928	11,750	6.47%
Residential mortgage loans (2)	634,885	5,609	3.53%	625,351	5,559	3.56%
Other consumer loans (2)	360,791	3,495	3.93%	342,571	3,270	3.83%
Total loans and leases	5,431,847	58,798	4.33%	5,063,619	54,496	4.30%
Total interest-earning assets	6,147,002	62,693	4.08%	5,776,401	58,225	4.03%
Allowance for loan and lease losses	(54,314)			(57,125)
Non-interest-earning assets	368,495			373,582
Total assets	$6,461,183			$6,092,858
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$320,671	55	0.07%	$279,414	51	0.07%
Savings accounts	614,085	310	0.20%	564,681	344	0.25%
Money market accounts	1,744,534	2,009	0.47%	1,629,054	1,775	0.44%
Certificate of deposit	1,021,949	2,706	1.07%	1,077,639	2,575	0.96%
Total interest-bearing deposits (3)	3,701,239	5,080	0.56%	3,550,788	4,745	0.54%
Advances from the FHLBB	929,822	2,857	1.23%	863,960	2,669	1.22%
Subordinated debentures and notes	83,124	1,260	6.07%	82,955	1,256	6.06%
Other borrowed funds	60,634	56	0.38%	39,624	25	0.26%
Total borrowed funds	1,073,580	4,173	1.55%	986,539	3,950	1.58%
Total interest-bearing liabilities	4,774,819	9,253	0.79%	4,537,327	8,695	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	898,481			798,869
Other non-interest-bearing liabilities	71,812			73,700
Total liabilities	5,745,112			5,409,896
Brookline Bancorp, Inc. stockholders' equity	709,095			677,101
Noncontrolling interest in subsidiary	6,976			5,861
Total liabilities and equity	$6,461,183			$6,092,858
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		53,440	3.29%		49,530	3.26%
Less adjustment of tax-exempt income		342			327
Net interest income		$53,098			$49,203
Net interest margin (5)			3.53%			3.45%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45% and 0.44% in the three months ended March 31, 2017 and March 31, 2016, respectively.
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

	Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$43	$56	$99
Marketable and restricted equity securities	28	11	39
Short-term investments	(11)	39	28
Total investments	60	106	166
Loans and leases:
Commercial real estate loans	2,333	(132)	2,201
Commercial loans and leases	253	209	462
Equipment financing	1,291	73	1,364
Residential mortgage loans	92	(42)	50
Other consumer loans	151	74	225
Total loans	4,120	182	4,302
Total change in interest and dividend income	4,180	288	4,468
Interest expense:
Deposits:
NOW accounts	4	—	4
Savings accounts	32	(66)	(34)
Money market accounts	119	115	234
Certificate of deposit	(141)	272	131
Total deposits	14	321	335
Borrowed funds:
Advances from the FHLBB	170	18	188
Subordinated debentures and notes	2	2	4
Other borrowed funds	17	14	31
Total borrowed funds	189	34	223
Total change in interest expense	203	355	558
Change in tax-exempt income	15	—	15
Change in net interest income	$3,962	$(67)	$3,895

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$29,466	$27,266	$2,200	8.1%
Commercial loans	6,874	6,402	472	7.4%
Equipment financing	13,114	11,750	1,364	11.6%
Residential mortgage loans	5,609	5,559	50	0.9%
Other consumer loans	3,495	3,270	225	6.9%
Total interest income—loans and leases	$58,558	$54,247	$4,311	7.9%
Interest income from loans and leases was $58.6 million for the three months ended March 31, 2017, and represented a yield on total loans of 4.33%. This compares to $54.2 million of interest on loans and a yield of 4.30% for March 31, 2016. The $4.3 million increase in interest income from loans and leases was attributable to $4.1 million of increased origination volume and an increase of $0.2 million due to the changes in interest rates.
Accretion on acquired loans and leases of $0.2 million contributed 1 basis point to the Company's net interest margin for the three months ended March 31, 2017, compared to $0.2 million and 1 basis point for the three months ended March 31, 2016.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,000	$2,932	$68	2.3%
Marketable and restricted equity securities	726	680	46	6.8%
Short-term investments	67	39	28	71.8%
Total interest income—investments	$3,793	$3,651	$142	3.9%
Total investment income was $3.8 million for the three months ended March 31, 2017 compared to $3.7 million for the three months ended March 31, 2016. As of March 31, 2017, the yield on total investments was 2.2% as compared to 2.1% as of March 31, 2016. This year over year increase in quarterly interest income on investments of $0.1 million, or 3.9%, was driven by a $0.1 million increase due to rates and a $0.1 million increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$55	$51	$4	7.8%
Savings accounts	310	344	(34)	-9.9%
Money market accounts	2,009	1,775	234	13.2%
Certificate of deposit	2,706	2,575	131	5.1%
Total interest expense—deposits	5,080	4,745	335	7.1%
Borrowed funds:
Advances from the FHLBB	2,857	2,669	188	7.0%
Subordinated debentures and notes	1,260	1,256	4	0.3%
Other borrowed funds	56	25	31	124.0%
Total interest expense—borrowed funds	4,173	3,950	223	5.6%
Total interest expense	$9,253	$8,695	$558	6.4%
Deposits
For the three months ended March 31, 2017, interest expense on deposits increased $0.3 million, or 7.1%, as compared to the same period in 2016. Interest expense increased $0.3 million due to an increase in interest rates and $14.0 thousand due to the growth in deposits. There was no purchase accounting accretion on acquired deposits for the three months ended March 31, 2017, compared to $24.0 thousand for the three months ended March 31, 2016. Purchase accounting accretion did not impact the Company's net interest margin for the three months ended March 31, 2017 and March 31, 2016.
Borrowed Funds
During the three months ended March 31, 2017, interest paid on borrowed funds increased $0.2 million, or 5.6% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds was 1.55% for the three months ended March 31, 2017 as compared to 1.58% for the three months ended March 31, 2016. This change was driven by an increase of $0.2 million in interest expense due to volume and by an increase of $34.0 thousand due to borrowing rates. For the three months ended March 31, 2017, the purchase accounting accretion on acquired borrowed funds was $0.5 million which contributed 3 basis points to the Company's net interest margin. This compared to $0.6 million and 4 basis points for the three months ended March 31, 2016.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$227	$1,164	$(937)	-80.5%
Commercial	13,442	1,024	12,418	1,212.7%
Consumer	(207)	79	(286)	-362.0%
Total provision for loan and lease losses	13,462	2,267	11,195	493.8%
Unfunded credit commitments	(60)	111	(171)	-154.1%
Total provision for credit losses	$13,402	$2,378	$11,024	463.6%

For the three months ended March 31, 2017, the provision for credit losses increased $11.0 million, or 463.6%, to $13.4 million from $2.4 million for the three months ended March 31, 2016. The increase in the provision for credit losses for the three months ended March 31, 2017 was primarily driven by an increase in the provision due to the continued loan growth in the originated portfolios, an increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of two commercial loans, the increase in historical loss factors applied to commercial loan portfolios including taxi medallion loans, and additional reserves required to cover net charge-offs. The increase was partially offset by a decrease in the provision related to improved credit characteristics and strong credit quality of the loan portfolios and a decrease in the provision for the acquired portfolios.

See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Deposit fees	$2,252	$2,145	$107	5.0%
Loan fees	261	330	(69)	-20.9%
Loan level derivative income, net	402	1,629	(1,227)	-75.3%
Gain on sales of loans and leases held-for-sale	353	905	(552)	-61.0%
Gain on sales of investment securities, net	11,393	—	11,393	100.0%
Other	1,247	1,460	(213)	-14.6%
Total non-interest income	$15,908	$6,469	$9,439	145.9%
For the three months ended March 31, 2017, non-interest income increased $9.4 million, or 145.9%, to $15.9 million as compared to the same period in 2016. This increase is primarily due to an $11.4 million increase in gain on sales of investment securities, net, partially offset by $1.2 million decrease in loan level derivative income, and a $0.6 million decrease in gain on sales of loans and leases held-for-sale.
Loan level derivative income decreased $1.2 million, or 75.3%, to $0.4 million for the three months ended March 31, 2017 from $1.6 million for the same period of 2016, primarily driven by less loan level derivatives completed in the quarter.
Gain on sales of loans and leases held-for-sale decreased $0.6 million, or 61.0%, to $0.4 million for the three months ended March 31, 2017 from $0.9 million for the same period of 2016, primarily driven by a decrease in portfolio loan sales and residential loan sales.
Gain on sales of investment securities, net increased $11.4 million, or 100%, to $11.4 million for the three months ended March 31, 2017 from zero for the same period of 2016, primarily driven by the sale of NRS Stock.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Compensation and employee benefits	$19,784	$18,727	$1,057	5.6%
Occupancy	3,645	3,526	119	3.4%
Equipment and data processing	4,063	3,714	349	9.4%
Professional services	1,106	966	140	14.5%
FDIC insurance	855	878	(23)	-2.6%
Advertising and marketing	817	861	(44)	-5.1%
Amortization of identified intangible assets	532	635	(103)	-16.2%
Other	2,954	2,746	208	7.6%
Total non-interest expense	$33,756	$32,053	$1,703	5.3%
For the three months ended March 31, 2017, non-interest expense increased $1.7 million, or 5.3%, to $33.8 million as compared to the same period in 2016. This increase is primarily due to a $1.1 million increase in compensation and employee benefits expense, and a $0.3 million increase in equipment and data processing expense, and an increase of $0.2 million in other expense.
The efficiency ratio decreased to 48.92% for the three months ended March 31, 2017 from 57.57% for the three months ended March 31, 2016. Efforts to drive revenue growth contributed to the overall improvement in the efficiency ratio, along with an $11.4 million gain on sale of NRS Stock.
Compensation and employee benefits expense increased $1.1 million, or 5.6%, to $19.8 million for the three months ended March 31, 2017, from $18.7 million for the same period in 2016. This increase was primarily driven by an increase in employee headcount and incentive plan expenses.
Equipment and data processing expense increased $0.3 million, or 9.4%, to $4.1 million for the three months ended March 31, 2017 from $3.7 million for the same period in 2016. This increase was primarily driven by an increase related to core processing, software licenses, and IT consulting expense.
Other expense increased $0.2 million, or 7.6%, to $3.0 million for the three months ended March 31, 2017 from $2.7 million for the same period in 2016. This increase was primarily due to an increase in loan workout expense, offset by a decrease in debit and ATM losses.
Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Income before provision for income taxes	$21,848	$21,241	$607	2.9%
Provision for income taxes	7,835	7,599	236	3.1%
Net income, before non-controlling interest in subsidiary	$14,013	$13,642	$371	2.7%
Effective tax rate	35.9%	35.8%	N/A	0.3%
The Company recorded income tax expense of $7.8 million for the three months ended March 31, 2017, compared to $7.6 million for the three months ended March 31, 2016, representing effective tax rates of 35.9% and 35.8%, respectively.
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
Deposits, which are considered the most stable source of liquidity, totaled $4.7 billion as of March 31, 2017 and represented 81.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.6 billion, or 81.5% of total funding, as of December 31, 2016. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.6 billion as of March 31, 2017 and represented 76.6% of total deposits, compared to core deposits of $3.6 billion, or 77.4% of total deposits, as of December 31, 2016. Additionally, the Company had $266.2 million of brokered deposits as of March 31, 2017, which represented 5.7% of total deposits, compared to $203.4 million or 4.4% of total deposits, as of December 31, 2016. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of March 31, 2017, representing 18.5% of total funding, compared to $1.0 billion, or 18.5% of total funding, as of December 31, 2016.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2017, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion as compared to $1.5 billion as of December 31, 2016, based on the level of qualifying collateral available for these borrowings.
As of March 31, 2017, the Banks also have access to funding through certain uncommitted lines of credit of $204.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2017.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $42.4 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2017. As of March 31, 2017, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of March 31, 2017, cash, cash equivalents and investment securities available-for-sale totaled $591.2 million, or 9.1% of total assets. This compares to $591.3 million, or 9.2% of total assets as of December 31, 2016.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2017	At December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$26,341	$27,750
Commercial	76,180	71,716
Residential mortgage	28,814	28,179
Unadvanced portion of loans and leases	544,889	580,416
Unused lines of credit:
Home equity	357,969	340,682
Other consumer	12,721	13,157
Other commercial	481	208
Unused letters of credit:
Financial standby letters of credit	11,735	11,720
Performance standby letters of credit	466	516
Commercial and similar letters of credit	842	785
Loan level derivatives:
Receive fixed, pay variable	398,293	383,780
Pay fixed, receive variable	398,293	383,780
Risk participation-out agreements	16,827	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	9,023	4,050
Sells foreign currency, buys U.S. currency	9,023	4,050

Capital Resources
As of March 31, 2017, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of March 31, 2017, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of March 31, 2017 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.
The Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2017:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$566,572	10.57%	$241,209	4.50%	$375,213	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	583,161	9.22%	252,998	4.00%	252,998	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	583,161	10.88%	321,596	6.00%	455,595	8.50%	N/A	N/A
Total risk-based capital ratio (4)	723,940	13.51%	428,684	8.00%	562,648	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$383,919	11.25%	$153,568	4.50%	$238,883	7.00%	$221,820	6.50%
Tier 1 leverage capital ratio (2)	391,295	9.92%	157,780	4.00%	157,780	4.00%	197,225	5.00%
Tier 1 risk-based capital ratio (3)	391,295	11.47%	204,688	6.00%	289,974	8.50%	272,917	8.00%
Total risk-based capital ratio (4)	433,961	12.72%	272,931	8.00%	358,223	10.50%	341,164	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$182,804	10.99%	$74,852	4.50%	$116,436	7.00%	$108,119	6.50%
Tier 1 leverage capital ratio (2)	182,804	8.94%	81,791	4.00%	81,791	4.00%	102,239	5.00%
Tier 1 risk-based capital ratio (3)	182,804	10.99%	99,802	6.00%	141,386	8.50%	133,069	8.00%
Total risk-based capital ratio (4)	202,634	12.18%	133,093	8.00%	174,684	10.50%	166,366	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$32,546	11.87%	$12,338	4.50%	$19,193	7.00%	$17,822	6.50%
Tier 1 leverage capital ratio (2)	32,546	8.96%	14,529	4.00%	14,529	4.00%	18,162	5.00%
Tier 1 risk-based capital ratio (3)	32,546	11.87%	16,451	6.00%	23,306	8.50%	21,935	8.00%
Total risk-based capital ratio (4)	35,982	13.12%	21,940	8.00%	28,797	10.50%	27,425	10.00%
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

The following table presents actual and required capital ratios as of December 31, 2016 for the Company and the Banks under the regulatory capital rules then in effect.

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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of March 31, 2017 or December 31, 2016. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2017.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2017, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2017		December 31, 2016
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$5,611	2.6%	$6,403	3.0%
Up 200 basis points	3,832	1.7%	4,420	2.1%
Up 100 basis points	1,935	0.9%	2,288	1.1%
Down 100 basis points	(5,397)	-2.5%	(5,196)	-2.5%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 2.6% as of March 31, 2017, compared to a positive 3.0% as of December 31, 2016, the decrease in asset sensitivity was due to a change in the funding mix, as wholesale funding replaced core deposits and funded balance sheet growth.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2017, the Company’s one-year cumulative gap was a negative $395.5 million, or 6.46% of total interest-earning assets, compared with a negative $275.3 million, or 4.56% of total interest-earning assets, at December 31, 2016.

The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2016 Annual Report on Form 10-K.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of March 31, 2017, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2017	At December 31, 2016
Up 300 basis points	-2.0%	-4.6%
Up 200 basis points	-1.7%	-4.4%
Up 100 basis points	-0.5%	-1.6%
Down 100 basis points	-7.1%	-6.4%

The Company's EVE sensitivity for Up shock scenarios decreased from 2016 primarily driven by a reduction in the duration of assets due to accelerating prepayments and lower rates.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2016 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2016.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016; (2) Unaudited Consolidated Statements of Income for the three months March 31, 2017 and March 31, 2016; (3) Unaudited Consolidated Statements of Comprehensive Income for the three months March 31, 2017 and March 31, 2016; (4) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and March 31, 2016; (5) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (6) Notes to Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2017 and March 31, 2016.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 5, 2017	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)