Form 10-Q
period 2017-06-30
BROOKLINE BANCORP INC
filed 2017-08-04
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 4, 2017, the number of shares of common stock, par value $0.01 per share, outstanding was 76,607,315.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2017	At December 31, 2016
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$40,599	$36,055
Short-term investments	72,996	31,602
Total cash and cash equivalents	113,595	67,657
Investment securities available-for-sale	540,976	523,634
Investment securities held-to-maturity (fair value of $108,470 and $85,271, respectively)	108,963	87,120
Total investment securities	649,939	610,754
Loans held-for-sale	593	13,078
Loans and leases:
Commercial real estate loans	2,936,187	2,918,567
Commercial loans and leases	1,589,132	1,495,408
Consumer loans	1,012,087	984,889
Total loans and leases	5,537,406	5,398,864
Allowance for loan and lease losses	(64,521)	(53,666)
Net loans and leases	5,472,885	5,345,198
Restricted equity securities	66,988	64,511
Premises and equipment, net of accumulated depreciation of $61,831 and $58,790, respectively	81,052	76,176
Deferred tax asset	26,982	25,247
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $32,700 and $31,649, respectively	7,082	8,133
Other real estate owned ("OREO") and repossessed assets, net	4,873	1,399
Other assets	96,188	88,086
Total assets	$6,658,067	$6,438,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$920,035	$900,474
Interest-bearing deposits:
NOW accounts	321,982	323,160
Savings accounts	584,408	613,061
Money market accounts	1,763,443	1,733,359
Certificate of deposit accounts	1,119,551	1,041,022
Total interest-bearing deposits	3,789,384	3,710,602
Total deposits	4,709,419	4,611,076
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	930,028	910,774
Subordinated debentures and notes	83,188	83,105
Other borrowed funds	53,427	50,207
Total borrowed funds	1,066,643	1,044,086
Mortgagors' escrow accounts	7,714	7,645
Accrued expenses and other liabilities	71,232	72,573
Total liabilities	5,855,008	5,735,380

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,695,695 shares issued and 75,744,445 shares issued, respectively	817	757
Additional paid-in capital	699,923	616,734
Retained earnings, partially restricted	151,759	136,671
Accumulated other comprehensive loss	(2,175)	(3,818)
Treasury stock, at cost; 4,717,775 shares and 4,707,096 shares, respectively	(53,837)	(53,837)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 159,510 shares and 176,688 shares, respectively	(869)	(963)
Total Brookline Bancorp, Inc. stockholders' equity	795,618	695,544
Noncontrolling interest in subsidiary	7,441	7,205
Total stockholders' equity	803,059	702,749
Total liabilities and stockholders' equity	$6,658,067	$6,438,129

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$61,138	$55,369	$119,696	$109,616
Debt securities	3,156	3,075	6,156	6,007
Marketable and restricted equity securities	797	729	1,523	1,409
Short-term investments	95	63	162	102
Total interest and dividend income	65,186	59,236	127,537	117,134
Interest expense:
Deposits	5,543	5,018	10,623	9,763
Borrowed funds	4,060	3,961	8,233	7,911
Total interest expense	9,603	8,979	18,856	17,674
Net interest income	55,583	50,257	108,681	99,460
Provision for credit losses	873	2,545	14,275	4,923
Net interest income after provision for credit losses	54,710	47,712	94,406	94,537
Non-interest income:
Deposit fees	2,552	2,216	4,961	4,361
Loan fees	229	287	490	593
Loan level derivative income, net	186	1,210	588	2,839
Gain on sales of investment securities, net	—	—	11,393	—
Gain on sales of loans and leases held-for-sale	307	345	660	1,250
Other	1,203	1,317	2,293	2,777
Total non-interest income	4,477	5,375	20,385	11,820
Non-interest expense:
Compensation and employee benefits	20,910	19,083	40,694	37,810
Occupancy	3,657	3,391	7,302	6,917
Equipment and data processing	4,164	3,898	8,227	7,588
Professional services	1,036	962	2,142	1,928
FDIC insurance	951	843	1,806	1,721
Advertising and marketing	857	853	1,674	1,714
Amortization of identified intangible assets	519	621	1,051	1,256
Other	2,701	2,599	5,655	5,345
Total non-interest expense	34,795	32,250	68,551	64,279
Income before provision for income taxes	24,392	20,837	46,240	42,078
Provision for income taxes	8,759	7,465	16,594	15,064
Net income before noncontrolling interest in subsidiary	15,633	13,372	29,646	27,014
Less net income attributable to noncontrolling interest in subsidiary	753	718	1,321	1,548
Net income attributable to Brookline Bancorp, Inc.	$14,880	$12,654	$28,325	$25,466
Earnings per common share:
Basic	$0.20	$0.18	$0.39	$0.36
Diluted	0.20	0.18	0.39	0.36
Weighted average common shares outstanding during the year:
Basic	74,325,013	70,196,950	72,366,769	70,191,935
Diluted	74,810,088	70,388,438	72,837,971	70,365,923
Dividends declared per common share	$0.090	$0.090	$0.18	$0.18

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$15,633	$13,372	$29,646	$27,014

Other comprehensive income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains	1,693	4,084	2,563	13,160
Income tax expense	(607)	(1,467)	(920)	(4,715)
Net unrealized securities holding gains before reclassification adjustments	1,086	2,617	1,643	8,445

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—	—	—
Income tax expense	—	—	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—	—	—

Other comprehensive income, net of taxes	1,086	2,617	1,643	8,445

Comprehensive income	16,719	15,989	31,289	35,459
Net income attributable to noncontrolling interest in subsidiary	753	718	1,321	1,548
Comprehensive income attributable to Brookline Bancorp, Inc.	$15,966	$15,271	$29,968	$33,911

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Net income attributable to Brookline Bancorp, Inc.	—	—	28,325	—	—	—	28,325	—	28,325
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,321	1,321
Issuance of common stock	60	81,949	—	—	—	—	82,009	—	82,009
Issuance of noncontrolling units	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—		1,643	—	—	1,643	—	1,643
Common stock dividends of $0.18 per share	—	—	(13,237)	—	—	—	(13,237)	—	(13,237)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,203)	(1,203)
Compensation under recognition and retention plan	—	1,091	—	—	—	—	1,091	—	1,091
Common stock held by ESOP committed to be released (17,178 shares)	—	149	—	—	—	94	243	—	243
Balance at June 30, 2017	$817	$699,923	$151,759	$(2,175)	$(53,837)	$(869)	$795,618	$7,441	$803,059

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity (Continued)
Six Months Ended June 30, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486
Net income attributable to Brookline Bancorp, Inc.	—	—	25,466	—	—	—	25,466	—	25,466
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,548	1,548
Issuance of noncontrolling interest	—	—	—	—	—	—	—	76	76
Other comprehensive income	—	—		8,445	—	—	8,445	—	8,445
Common stock dividends of $0.18 per share	—	—	(12,672)	—	—	—	(12,672)	—	(12,672)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,332)	(1,332)
Compensation under recognition and retention plans	—	739	—	—	(7)	—	732	—	732
Common stock held by ESOP committed to be released (18,186 shares)	—	100	—	—	—	100	200	—	200
Balance at June 30, 2016	$757	$617,738	$122,469	$5,969	$(56,215)	$(1,062)	$689,656	$6,293	$695,949

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$28,325	$25,466
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,321	1,548
Provision for credit losses	14,275	4,923
Origination of loans and leases held-for-sale	(12,860)	(19,803)
Proceeds from sales of loans and leases held-for-sale, net	18,427	22,127
Deferred income tax benefit	(2,655)	(199)
Depreciation of premises and equipment	3,615	3,565
Amortization of investment securities premiums and discounts, net	746	1,222
Amortization of deferred loan and lease origination costs, net	3,265	2,929
Amortization of identified intangible assets	1,051	1,256
Amortization of debt issuance costs	50	51
Accretion of acquisition fair value adjustments, net	(1,353)	(1,624)
Gain on sales of investment securities, net	(11,393)	—
Gain on sales of loans and leases held-for-sale	(660)	(1,250)
Gain on sales of OREO and other repossessed assets, net	25	(7)
Write-down of OREO and other repossessed assets	193	50
Compensation under recognition and retention plans	1,147	776
ESOP shares committed to be released	243	200
Net change in:
Cash surrender value of bank-owned life insurance	(517)	(532)
Other assets	(7,541)	(22,228)
Accrued expenses and other liabilities	(1,420)	6,765
Net cash provided from operating activities	34,284	25,235

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	36,881	51,747
Purchases of investment securities available-for-sale	(52,448)	(59,306)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	2,083	37,210
Purchases of investment securities held-to-maturity	(23,884)	(13,312)
Proceeds from redemption/sales of restricted equity securities	13,258	1,440
Purchase of restricted equity securities	(4,342)	—
Proceeds from sales of loans and leases held-for-investment, net	4,643	23,116
Net increase in loans and leases	(146,895)	(283,904)
Purchase of premises and equipment, net	(8,617)	(1,622)
Proceeds from sales of OREO and other repossessed assets	1,374	2,072
Net cash used for investing activities	(177,947)	(242,559)
		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	19,814	116,006
Increase in certificates of deposit	78,529	63,179
Proceeds from FHLBB advances	2,419,299	3,604,238
Repayment of FHLBB advances	(2,399,017)	(3,560,127)
Increase in other borrowed funds, net	3,220	2,506
Increase (decrease) in mortgagors' escrow accounts, net	69	(97)
Proceeds from issuance of common stock	82,009	—
Payment of dividends on common stock	(13,237)	(12,672)
Proceeds from issuance of noncontrolling units	118	76
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,203)	(1,332)
Net cash provided from financing activities	189,601	211,777
Net decrease in cash and cash equivalents	45,938	(5,547)
Cash and cash equivalents at beginning of period	67,657	75,489
Cash and cash equivalents at end of period	$113,595	$69,942

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$20,049	$18,999
Income taxes	21,878	17,342
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$7,500	$10,000
Transfer from loans to other real estate owned	5,066	1,523

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2017 and 2016
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
At and for the Six Months Ended June 30, 2017 and 2016

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
(2) Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. Management is currently assessing the applicability of ASU 2017-11 and has not determined the impact of the adoption, if any, as of June 30, 2017.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management is currently assessing the applicability of ASU 2017-09 and has not determined the impact of the adoption, if any, as of June 30, 2017.
In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for annual reporting periods beginning after December 15, 2017. Management has determined that ASU 2017-07 does apply, but has not determined the impact, if any, as of June 30, 2017. Management will meet to discuss and will put together a project team to assess steps to adoption prior to implementation of the standard in 2018.
In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of June 30, 2017. Management will form a project team to determine the impact and if the Company will early adopt the ASU.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU was issued to provide clarification and uniformity on the presentation and classification of certain cash receipts and cash payments in the statement of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

cash flows under Topic 230. This amendments presented in this ASU are effective for fiscal years beginning after December 15, 2017. As of June 30, 2017, management believes that ASU 2016-15 does apply, and after completing an internal analysis has determined the impact of adoption of this ASU in 2018 will be related to financial statement presentation.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of June 30, 2017. In preparation for the adoption in 2019 of this ASU, management formed a steering committee which has developed an approach for implementation which includes the selection of a third party software service provider.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of June 30, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the third quarter of 2017.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management believes that this ASU applies and is assessing the impact, if any, as of June 30, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the third quarter of 2017.
In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and is assessing the impact, if any, as of June 30, 2017. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption prior to implementation of the standard in 2019.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management believes that this ASU applies and is assessing the impact, if any, as of June 30, 2017. Management has put together a steering committee which has made progress identifying the additional data requirements necessary to implement the ASU and has determined an approach for implementation which includes the selection of a third party software service provider.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of June 30, 2017. Management assembled a

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the third quarter of 2017.
(3) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$139,928	$496	$641	$139,783
GSE CMOs	145,673	42	2,976	142,739
GSE MBSs	193,391	601	1,669	192,323
SBA commercial loan asset-backed securities	81	—	—	81
Corporate debt obligations	58,651	371	145	58,877
U.S. Treasury bonds	4,815	—	11	4,804
Trust preferred securities	1,470	—	83	1,387
Marketable equity securities	971	16	5	982
Total investment securities available-for-sale	$544,980	$1,526	$5,530	$540,976
Investment securities held-to-maturity:
GSE debentures	$38,620	$15	$547	$38,088
GSEs MBSs	15,883	—	130	15,753
Municipal obligations	53,960	379	200	54,139
Foreign government obligations	500	—	10	490
Total investment securities held-to-maturity	$108,963	$394	$887	$108,470

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$98,122	$188	$1,290	$97,020
GSE CMOs	161,483	37	3,480	158,040
GSE MBSs	214,946	794	2,825	212,915
SBA commercial loan asset-backed securities	107	—	—	107
Corporate debt obligations	48,308	360	183	48,485
U.S. Treasury bonds	4,801	—	64	4,737
Trust preferred securities	1,469	—	111	1,358
Marketable equity securities	966	15	9	972
Total investment securities available-for-sale	$530,202	$1,394	$7,962	$523,634
Investment securities held-to-maturity:
GSE debentures	$14,735	$—	$634	$14,101
GSEs MBSs	17,666	—	187	17,479
Municipal obligations	54,219	5	1,020	53,204
Foreign government obligations	500	—	13	487
Total investment securities held-to-maturity	$87,120	$5	$1,854	$85,271

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

As of June 30, 2017, the fair value of all investment securities available-for-sale was $541.0 million, with net unrealized losses of $4.0 million, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of June 30, 2017, $381.8 million, or 70.6% of the portfolio, had gross unrealized losses of $5.5 million, compared to $389.0 million, or 74.3% of the portfolio, with gross unrealized losses of $8.0 million as of December 31, 2016.
As of June 30, 2017, the fair value of all investment securities held-to-maturity was $108.5 million, with net unrealized losses of $0.5 million, compared to a fair value of $85.3 million with net unrealized losses of $1.8 million as of December 31, 2016. As of June 30, 2017, $63.9 million, or 58.9% of the portfolio, had gross unrealized losses of $0.9 million. There were $82.0 million, or 96.1% of the portfolio, with net unrealized losses $1.9 million as of December 31, 2016.
Investment Securities as Collateral
As of June 30, 2017 and December 31, 2016, respectively, $458.6 million and $429.1 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2017 and December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Other-Than-Temporary Impairment ("OTTI")
Investment securities as of June 30, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$75,801	$641	$—	$—	$75,801	$641
GSE CMOs	103,380	1,811	35,257	1,165	138,637	2,976
GSE MBSs	145,136	1,666	190	3	145,326	1,669
SBA commercial loan asset-backed securities	38	—	36	—	74	—
Corporate debt obligations	15,306	145	—	—	15,306	145
U.S. Treasury bonds	4,804	11	—	—	4,804	11
Trust preferred securities	—	—	1,387	83	1,387	83
Marketable equity securities	506	5	—	—	506	5
Temporarily impaired investment securities available-for-sale	344,971	4,279	36,870	1,251	381,841	5,530
Investment securities held-to-maturity:
GSE debentures	26,180	547	—	—	26,180	547
GSEs MBSs	15,555	130	—	—	15,555	130
Municipal obligations	21,695	200	—	—	21,695	200
Foreign government obligations	490	10	—	—	490	10
Temporarily impaired investment securities held-to-maturity	63,920	887	—	—	63,920	887
Total temporarily impaired investment securities	$408,891	$5,166	$36,870	$1,251	$445,761	$6,417

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of June 30, 2017. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of June 30, 2017. If market conditions for

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of June 30, 2017, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $26.3 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2016.
As of June 30, 2017, the Company owned 44 GSE debentures with a total fair value of $139.8 million, and a net unrealized loss of $0.1 million. As of December 31, 2016, the Company held 29 GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of June 30, 2017, 25 of the 44 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 21 of the 29 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2017, the Company purchased a total of $42.1 million GSE debentures. This compares to $26.1 million purchased during the same period in 2016.
As of June 30, 2017, the Company owned 62 GSE CMOs with a total fair value of $142.7 million and a net unrealized loss of $2.9 million. As of December 31, 2016, the Company held 62 GSE CMOs with a total fair value of $158.0 million with a net unrealized loss of $3.4 million. As of June 30, 2017, 46 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2017 and 2016, the Company did not purchase any GSE CMOs.
As of June 30, 2017, the Company owned 192 GSE MBSs with a total fair value of $192.3 million and a net unrealized loss of $1.1 million. As of December 31, 2016, the Company held 195 GSE MBSs with a total fair value of $212.9 million with a net unrealized loss of $2.0 million. As of June 30, 2017, 66 of the 192 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2017, the Company did not purchase any GSE MBSs, as compared to the same period in 2016, when the Company purchased a total of $30.6 million of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of June 30, 2017 and December 31, 2016, the Company owned six SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of June 30, 2017, four of the six securities in this portfolio were in an unrealized loss position. As of December 31, 2016, four of the six securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the six months ended June 30, 2017 and 2016, the Company did not purchase any SBA securities.
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2017, the Company held 18 corporate obligation securities with a total fair value of $58.9 million and a net unrealized gain of $0.2 million. As of December 31, 2016, the Company held 16 corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million. As of June 30, 2017, four of the eighteen securities in this portfolio were in an unrealized loss position. As of December 31, 2016, three of the sixteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2017 and 2016, the Company purchased a total of $10.3 million and $2.6 million of corporate obligations, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2017, the Company owned one U.S. Treasury bond with a total fair value of $4.8 million and an unrealized loss of $11.0 thousand. This compares to one U.S. Treasury bond with a total fair value of $4.7 million and an unrealized loss of $0.1 million as of December 31, 2016. During the six months ended June 30, 2017 and 2016, the Company did not purchase any U.S. Treasury bonds.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of June 30, 2017, the Company owned two trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million as of December 31, 2016. As of June 30, 2017 and December 31, 2016, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
From time to time, the Company will invest in mutual funds for community reinvestment purposes. As of June 30, 2017 and December 31, 2016, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of June 30, 2017 and December 31, 2016, one of the two securities in this portfolio was in an unrealized loss position. During the six months ended June 30, 2017 and 2016, the Company did not purchase any marketable equity securities.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at June 30, 2017. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of June 30, 2017, the Company owned 13 GSE debentures with a total fair value of $38.1 million and a net unrealized loss of $0.5 million. As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and an unrealized loss of $0.6 million. As of June 30, 2017, nine of the thirteen securities in this portfolio were in an unrealized loss position. At December 31, 2016, all five of the securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2017 and 2016, the Company purchased a total of $23.9 million and $6.0 million in GSE debentures, respectively.
As of June 30, 2017, the Company owned 11 GSE MBSs with a total fair value of $15.8 million and an unrealized loss of $0.1 million. As of December 31, 2016, the Company owned 11 GSE MBSs with a total fair value of $17.5 million and an unrealized loss of $0.2 million. As of June 30, 2017 and December 31, 2016, eight of the eleven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2017, the Company did not purchase any GSE MBSs, as compared to the same period in 2016, when the Company purchased a total of $2.4 million of GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of June 30, 2017, the Company owned 100 municipal obligation securities with a total fair value of $54.1 million and and a net unrealized gain of $0.1 million. As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value of $53.2 million and an unrealized loss of $1.0 million. As of June 30, 2017, 40 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when 93 of the 100 securities were in an unrealized loss position. During the six months ended June 30, 2017, the Company did not purchase any municipal obligations, as compared to the same period in 2016, when the Company purchased a total of $4.4 million of municipal obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Foreign Government Obligations
The Company holds an investment in foreign government bonds. As of June 30, 2017 and December 31, 2016, the Company owned one foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2017 and December 31, 2016 respectively, the security was in an unrealized loss position. During the six months ended June 30, 2017, the Company did not purchase any foreign government obligations, as compared to the same period in 2016, when the Company repurchased the foreign government obligation security that matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2017			At December 31, 2016
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$9,406	$9,472	2.44%	$13	$13	0.17%
After 1 year through 5 years	132,556	133,162	2.04%	81,524	81,833	2.14%
After 5 years through 10 years	120,257	119,760	2.07%	128,956	127,952	2.03%
Over 10 years	281,790	277,600	1.99%	318,743	312,864	2.03%
	$544,009	$539,994	2.03%	$529,236	$522,662	2.04%
Investment securities held-to-maturity:
Within 1 year	$791	$791	1.00%	$190	$190	1.00%
After 1 year through 5 years	47,513	47,575	1.69%	23,012	22,750	1.30%
After 5 years through 10 years	44,974	44,549	1.81%	46,442	45,042	1.75%
Over 10 years	15,685	15,555	1.89%	17,476	17,289	2.11%
	$108,963	$108,470	1.76%	$87,120	$85,271	1.70%
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
As of June 30, 2017, issuers of debt securities with an estimated fair value of $30.0 million had the right to call or prepay the obligations. Of the $30.0 million, approximately $14.9 million matures in 1 - 5 years, $15.1 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2016, issuers of debt securities with an estimated fair value of approximately $27.9 million had the right to call or prepay the obligations. Of the $27.9 million, $3.0 million matures in 1-5 years, $23.5 million matures in 6-10 years, and $1.4 million matures after ten years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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

Six Months Ended June 30, 2017
(In Thousands)
Sales of marketable and restricted equity securities	11,393

Gross gains from sales	11,612
Gross losses from sales	(219)
Gain on sales of securities, net	$11,393
There were no security sales during the three month periods ended June 30, 2017 and 2016 and the six month period ended June 30, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2017
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,941,619	4.10%	$121,027	4.31%	$2,062,646	4.11%
Multi-family mortgage	694,544	3.96%	25,940	4.50%	720,484	3.98%
Construction	153,057	4.28%	—	—%	153,057	4.28%
Total commercial real estate loans	2,789,220	4.08%	146,967	4.34%	2,936,187	4.09%
Commercial loans and leases:
Commercial	681,677	4.24%	9,393	5.69%	691,070	4.26%
Equipment financing	834,771	7.18%	5,161	5.89%	839,932	7.17%
Condominium association	58,130	4.37%	—	—%	58,130	4.37%
Total commercial loans and leases	1,574,578	5.80%	14,554	5.76%	1,589,132	5.80%
Consumer loans:
Residential mortgage	585,092	3.74%	61,587	4.06%	646,679	3.77%
Home equity	303,186	3.94%	47,938	4.49%	351,124	4.02%
Other consumer	14,173	5.35%	111	17.99%	14,284	5.45%
Total consumer loans	902,451	3.83%	109,636	4.26%	1,012,087	3.88%
Total loans and leases	$5,266,249	4.55%	$271,157	4.38%	$5,537,406	4.54%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $15 million and $14.2 million as of June 30, 2017 and December 31, 2016, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 28.2% of which is in the greater New York and New Jersey metropolitan area and 71.8% of which is in other areas in the United States of America as of June 30, 2017.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Balance at beginning of period	$13,072	$19,800	$14,353	$20,796
Accretion	(2,325)	(1,251)	(3,732)	(2,435)
Reclassification from (to) nonaccretable difference as a result of changes in expected cash flows	2,955	(511)	3,081	(323)
Balance at end of period	$13,702	$18,038	$13,702	$18,038
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended June 30, 2017 and 2016, accretable yield adjustments totaling $3.0 million and $0.5 million, respectively, were made for certain loan pools. During the six months ended June 30, 2017 and 2016, accretable yield adjustments totaling

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

$3.1 million and $0.3 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
Loans and Leases Pledged as Collateral
As of June 30, 2017 and December 31, 2016, there were $1.9 billion and $2.1 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2017 and December 31, 2016.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133
Charge-offs	(205)	(3,095)	(65)	(3,365)
Recoveries	336	549	78	963
(Credit) provision for loan and lease losses	(165)	362	593	790
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

	Three Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2016	$30,984	$22,978	$4,644	$58,606
Charge-offs	(1,153)	(2,417)	(754)	(4,324)
Recoveries	—	101	205	306
Provision for loan and lease losses	30	2,254	386	2,670
Balance at June 30, 2016	$29,861	$22,916	$4,481	$57,258

	Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(229)	(4,302)	(216)	(4,747)
Recoveries	476	691	183	1,350
Provision for loan and lease losses	62	13,804	386	14,252
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(1,484)	(2,705)	(1,010)	(5,199)
Recoveries	—	325	456	781
Provision for loan and lease losses	1,194	3,278	465	4,937
Balance at June 30, 2016	$29,861	$22,916	$4,481	$57,258
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million, $1.5 million, and $1.3 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2017 and 2016.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
(Credit) provision for loan and lease losses:
Commercial real estate	$(165)	$30	$62	$1,194
Commercial	362	2,254	13,804	3,278
Consumer	593	386	386	465
Total provision for loan and lease losses	790	2,670	14,252	4,937
Unfunded credit commitments	83	(125)	23	(14)
Total provision for credit losses	$873	$2,545	$14,275	$4,923
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

Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, and (3) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into three classes: commercial loans which include taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans are divided into three classes: residential mortgage loans, home equity loans, and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

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
At and for the Six Months Ended June 30, 2017 and 2016

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

As of June 30, 2017, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.
As of June 30, 2017, the Company had a portfolio of approximately $30.4 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the current risks associated with the portfolio.

As of June 30, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of
$7.9 million of which $6.1 million were specific reserves and $1.8 million was a general reserve. As of December 31, 2016, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.3 million of which $0.1 million were specific reserves and $1.2 million was a general reserve. The increase in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the increase in specific reserves due to changes in the underlying collateral value of taxi medallions and the increase in general reserve due to the increase in the historical loss factor applied to the taxi medallion loans. The total troubled debt restructured loans and leases secured by taxi medallions increased by $1.6 million from $6.1 million at December 31, 2016 to $7.7 million at June 30, 2017 due to five taxi medallion relationships which were restructured during the period. The total loans and leases secured by taxi medallions that were placed on nonaccrual increased to $15.7 million at June 30, 2017 from $13.4 million at December 31, 2016 due to the five restructured taxi medallion relationships mentioned above which were placed on nonaccrual status in. In addition, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $56.0 million as of June 30, 2017, compared to $53.5 million as of December 31, 2016. The general portion of the allowance for loan and lease losses increased by $2.5 million during the six months ended June 30, 2017, as a result of the continued growth in the Company's loan portfolios and the increase in historical loss factors applied to taxi medallion and commercial real estate loan portfolios.

The specific allowance for loan and lease losses was $8.5 million as of June 30, 2017, compared to $0.2 million as of December 31, 2016. The specific allowance increased by $8.4 million during the six months ended June 30, 2017, primarily due to the reduction in collateral values for taxi medallion loans and the increase in specific reserves for two commercial loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Credit Quality Information
The following tables present the recorded investment in loans in each class as of June 30, 2017, by credit quality indicator.

	At June 30, 2017
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,929,364	$693,469	$153,057	$643,636	$823,994	$58,130	$14,130
OAEM	5,201	—	—	12,489	782	—	—
Substandard	6,788	1,075	—	22,139	7,237	—	43
Doubtful	266	—	—	3,413	2,758	—	—
Total originated	1,941,619	694,544	153,057	681,677	834,771	58,130	14,173

Acquired:
Loan rating:
Pass	117,770	25,371	—	7,163	5,146	—	109
OAEM	1,262	267	—	278	—	—	—
Substandard	1,893	302	—	1,952	15	—	2
Doubtful	102	—	—	—	—	—	—
Total acquired	121,027	25,940	—	9,393	5,161	—	111

Total loans	$2,062,646	$720,484	$153,057	$691,070	$839,932	$58,130	$14,284
As of June 30, 2017, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	At June 30, 2017
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$143,443	22.2%	$147,860	42.1%
50% - 69%	246,057	38.0%	72,015	20.5%
70% - 79%	169,578	26.2%	59,328	16.9%
80% and over	24,770	3.8%	23,939	6.8%
Data not available*	1,244	0.2%	44	—%
Total originated	585,092	90.4%	303,186	86.3%

Acquired:
Loan-to-value ratio:
Less than 50%	17,483	2.7%	29,466	8.6%
50%—69%	21,252	3.3%	14,835	4.2%
70%—79%	13,100	2.0%	2,242	0.6%
80% and over	8,775	1.4%	873	0.2%
Data not available*	977	0.2%	522	0.1%
Total acquired	61,587	9.6%	47,938	13.7%

Total loans	$646,679	100.0%	$351,124	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	At December 31, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$138,030	22.1%	$153,679	44.9%
50%—69%	229,799	36.9%	61,553	18.1%
70%—79%	162,614	26.0%	49,987	14.6%
80% and over	21,859	3.5%	23,317	6.8%
Data not available*	3,128	0.5%	825	0.2%
Total originated	555,430	89.0%	289,361	84.6%

Acquired:
Loan-to-value ratio:
Less than 50%	17,809	2.9%	32,334	9.4%
50%—69%	24,027	3.8%	15,059	4.4%
70%—79%	14,030	2.2%	3,069	0.9%
80% and over	10,069	1.6%	1,016	0.3%
Data not available*	2,984	0.5%	1,402	0.4%
Total acquired	68,919	11.0%	52,880	15.4%

Total loans	$624,349	100.0%	$342,241	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At June 30, 2017	At December 31, 2016
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$149	$251
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	1,536	1,213

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of June 30, 2017 and December 31, 2016.

	At June 30, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,326	$874	$1,081	$3,281	$1,938,338	$1,941,619	$—	$2,626
Multi-family mortgage	—	682	—	682	693,862	694,544	—	1,075
Construction	1,202	—	—	1,202	151,855	153,057	—	—
Total commercial real estate loans	2,528	1,556	1,081	5,165	2,784,055	2,789,220	—	3,701
Commercial loans and leases:
Commercial	2,884	3,631	15,036	21,551	660,126	681,677	50	22,608
Equipment financing	2,013	3,576	4,825	10,414	824,357	834,771	206	9,702
Condominium association	1,289	—	—	1,289	56,841	58,130	—	—
Total commercial loans and leases	6,186	7,207	19,861	33,254	1,541,324	1,574,578	256	32,310
Consumer loans:
Residential mortgage	—	—	3,189	3,189	581,903	585,092	—	3,189
Home equity	994	104	486	1,584	301,602	303,186	1	606
Other consumer	357	32	25	414	13,759	14,173	—	43
Total consumer loans	1,351	136	3,700	5,187	897,264	902,451	1	3,838
Total originated loans and leases	$10,065	$8,899	$24,642	$43,606	$5,222,643	$5,266,249	$257	$39,849
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	At June 30, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$149	$499	$295	$943	$120,084	$121,027	$225	$140
Multi-family mortgage	—	—	3	3	25,937	25,940	3	—
Total commercial real estate loans	149	499	298	946	146,021	146,967	228	140
Commercial loans and leases:
Commercial	113	256	1,446	1,815	7,578	9,393	167	1,279
Equipment financing	—	—	15	15	5,146	5,161	15	—
Total commercial loans and leases	113	256	1,461	1,830	12,724	14,554	182	1,279
Consumer loans:
Residential mortgage	161	74	2,134	2,369	59,218	61,587	1,895	239
Home equity	268	382	247	897	47,041	47,938	142	760
Other consumer		—	2	2	109	111	2	—
Total consumer loans	429	456	2,383	3,268	106,368	109,636	2,039	999
Total acquired loans and leases	$691	$1,211	$4,142	$6,044	$265,113	$271,157	$2,449	$2,418

Total loans and leases	$10,756	$10,110	$28,784	$49,650	$5,487,756	$5,537,406	$2,706	$42,267

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
At and for the Six Months Ended June 30, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Commercial Real Estate Loans—As of June 30, 2017, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 37.2%; multi-family mortgage loans -- 13.0%; and construction loans -- 2.8%.
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
Commercial Loans and Leases—As of June 30, 2017, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 12.5%; equipment financing loans -- 15.2%; and loans to condominium associations -- 1.0%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of June 30, 2017, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.7%, home equity loans -- 6.3%, and other consumer loans -- 0.3%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	At June 30, 2017			At December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,449	$9,441	$—	$9,113	$9,104	$—
Commercial	23,469	23,463	—	39,269	39,210	—
Consumer	5,217	5,207	—	4,823	4,815	—
Total originated with no related allowance recorded	38,135	38,111	—	53,205	53,129	—
With an allowance recorded:
Commercial real estate	3,065	3,065	1	3,984	3,984	28
Commercial	20,731	20,680	8,482	605	605	97
Total originated with an allowance recorded	23,796	23,745	8,483	4,589	4,589	125
Total originated impaired loans and leases	61,931	61,856	8,483	57,794	57,718	125

Acquired:
With no related allowance recorded:
Commercial real estate	2,515	2,515	—	10,400	10,400	—
Commercial	2,292	2,292	—	3,948	3,948	—
Consumer	5,668	5,668	—	6,384	6,399	—
Total acquired with no related allowance recorded	10,475	10,475	—	20,732	20,747	—
With an allowance recorded:
Consumer	171	171	20	253	253	27
Total acquired with an allowance recorded	171	171	20	253	253	27
Total acquired impaired loans and leases	10,646	10,646	20	20,985	21,000	27

Total impaired loans and leases	$72,577	$72,502	$8,503	$78,779	$78,718	$152
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $38.8 million and $2.5 million, respectively as of June 30, 2017.

(2) Includes originated and acquired nonaccrual loans of $34.1 million and $3.6 million, respectively as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$11,395	$90	$7,203	$49
Commercial	25,230	185	14,557	115
Consumer	5,272	14	3,625	17
Total originated with no related allowance recorded	41,897	289	25,385	181
With an allowance recorded:
Commercial real estate	3,071	38	4,200	49
Commercial	21,782	—	13,376	1
Total originated with an allowance recorded	24,853	38	17,824	50
Total originated impaired loans and leases	66,750	327	43,209	231

Acquired:
With no related allowance recorded:
Commercial real estate	3,494	27	9,035	49
Commercial	2,691	8	4,357	19
Consumer	5,683	18	7,743	18
Total acquired with no related allowance recorded	11,868	53	21,135	86
With an allowance recorded:
Commercial real estate	—	—	1,767	—
Commercial	—	—	486	—
Consumer	169	1	523	2
Total acquired with an allowance recorded	169	1	2,776	2
Total acquired impaired loans and leases	12,037	54	23,911	88

Total impaired loans and leases	$78,787	$381	$67,120	$319

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$10,379	$122	$5,164	$56
Commercial	23,144	349	14,166	265
Consumer	5,289	30	4,057	37
Total originated with no related allowance recorded	38,812	501	23,387	358
With an allowance recorded:
Commercial real estate	3,535	86	5,161	98
Commercial	22,052	1	12,330	2
Consumer	—	—	124	—
Total originated with an allowance recorded	25,587	87	17,615	100
Total originated impaired loans and leases	64,399	588	41,002	458

Acquired:
With no related allowance recorded:
Commercial real estate	6,456	46	7,535	59
Commercial	2,813	18	4,317	37
Consumer	5,908	34	7,455	35
Total acquired with no related allowance recorded	15,177	98	19,307	131
With an allowance recorded:
Commercial real estate	—	—	2,187	—
Commercial	—	—	486	—
Consumer	168	2	524	4
Total acquired with an allowance recorded	168	2	3,197	4
Total acquired impaired loans and leases	15,345	100	22,504	135

Total impaired loans and leases	$79,744	$688	$63,506	$593

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$1	$8,482	$—	$8,483
Collectively evaluated for impairment	27,063	22,528	5,259	54,850
Total originated loans and leases	27,064	31,010	5,259	63,333

Acquired:
Individually evaluated for impairment	—	—	20	20
Collectively evaluated for impairment	170	15	30	215
Acquired with deteriorated credit quality	720	74	159	953
Total acquired loans and leases	890	89	209	1,188

Total allowance for loan and lease losses	$27,954	$31,099	$5,468	$64,521

Loans and Leases:
Originated:
Individually evaluated for impairment	$12,511	$38,902	$5,098	$56,511
Collectively evaluated for impairment	2,776,709	1,535,676	897,353	5,209,738
Total originated loans and leases	2,789,220	1,574,578	902,451	5,266,249

Acquired:
Individually evaluated for impairment	—	1,778	1,934	3,712
Collectively evaluated for impairment	38,008	6,794	63,603	108,405
Acquired with deteriorated credit quality	108,959	5,982	44,099	159,040
Total acquired loans and leases	146,967	14,554	109,636	271,157

Total loans and leases	$2,936,187	$1,589,132	$1,012,087	$5,537,406

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
At and for the Six Months Ended June 30, 2017 and 2016

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2017	At December 31, 2016
	(In Thousands)
Troubled debt restructurings:
On accrual	$14,732	$13,883
On nonaccrual	16,146	11,919
Total troubled debt restructurings	$30,878	$25,802

Total troubled debt restructuring loans and leases increased by $5.1 million to $30.9 million at June 30, 2017 from
$25.8 million at December 31, 2016, primarily driven by the restructuring of five commercial loans, offset by the repayment of other troubled debt restructured loans.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended June 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$190	$190	$—	$—	$—	—	$—
Commercial	6	6,746	6,746	2,382	4,354	—	3	4,013
Equipment financing	8	1,184	1,184	10	994	—	1	149
Total originated	15	$8,120	$8,120	$2,392	$5,348	$—	4	$4,162

Acquired:
Home equity	—	—	—	—	—	—	1	92
Total acquired	—	—	—	—	—	—	1	92

Total loans and leases	15	$8,120	$8,120	$2,392	$5,348	$—	5	$4,254
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	At and for the Three Months Ended June 30, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	6	$1,625	$1,603	$307	$1,575	$—	1	$28
Equipment financing	—	—	—	—	—	—	2	364
Residential mortgage	—	—	—	—	—	—	1	149
Home equity	—	—	—	—	—	—	1	99
Total originated	6	$1,625	$1,603	$307	$1,575	$—	5	$640

Acquired:
Commercial	—	—	—	—	—	—	2	694
Home equity	1	50	49	—	—	—	—	—
Total acquired	1	50	49	—	—	—	2	694

Total loans and leases	7	$1,675	$1,652	$307	$1,575	$—	7	$1,334
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Six Months Ended June 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$190	$190	$—	$—	$—	—	$—
Commercial	9	7,511	7,503	2,741	—	—	3	4,013
Equipment financing	9	1,196	1,196	10	—	—	1	149
Total originated	19	8,897	8,889	2,751	—	—	4	4,162

Acquired:
Home equity	—	—	—	—	—	—	1	92
Total acquired	—	—	—	—	—	—	1	92

Total loans and leases	19	$8,897	$8,889	$2,751	$—	$—	5	$4,254

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

	At and for the Six Months Ended June 30, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$1,156	$1,155	$—	$1,155	$—	—	$—
Commercial	20	8,889	8,777	2,388	8,749	—	1	28
Equipment financing	2	364	364	—	364	—	2	364
Residential mortgage	—	—	—	—	—	—	1	149
Home equity	—	—	—	—	—	—	1	99
Total originated	24	10,409	10,296	2,388	10,268	—	5	640

Acquired:
Commercial	—	—	—	—	—	—	2	694
Residential mortgage	1	50	49	—	—	—	—	—
Total acquired	1	50	49	—	—	—	2	694

Total loans and leases	25	$10,459	$10,345	$2,388	$10,268	$—	7	$1,334
The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Loans with one modification:
Extended maturity	$7,027	$77	$7,039	$77
Adjusted principal	—	—	372	413
Interest only	—	—	—	2,374
Combination maturity, principal, interest rate	1,093	1,344	1,478	7,250
Total loans with one modification	8,120	1,421	8,889	10,114

Loans with more than one modification:
Extended maturity	—	231	—	231
Total loans with more than one modification	—	231	—	231

Total loans with modifications	$8,120	$1,652	$8,889	$10,345
The troubled debt restructuring loans and leases that were modified for the six months ended June 30, 2017 and 2016 were $8.9 million and $10.3 million, respectively. The decrease in troubled debt restructuring loans and leases that were modified for the six months ended June 30, 2017 was primarily due to the decrease in the modification of loans and leases secured by taxi medallions.
There were no troubled debt restructuring loans and leases with more than one modification during the three and six months ended June 30, 2017.
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the three and six months ended June 30, 2017 were $98.7 thousand and $91.9 thousand, respectively. The net charge-offs for performing and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

nonperforming troubled debt restructuring loans and leases for the three and six months ended June 30, 2016 were $97.5 thousand and $81.6 thousand, respectively.
As of June 30, 2017 and 2016, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2017	At December 31, 2016
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	5,993	7,044
Trade name	1,089	1,089
Total other intangible assets	7,082	8,133
Total goodwill and other intangible assets	$144,972	$146,023
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 8.3 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2017	$1,038
Year ending:
2018	1,669
2019	1,295
2020	944
2021	601
2022	299
Thereafter	147
Total	$5,993
(7) Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2017 and 2016, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2017	$(3,656)	$395	$(3,261)
Other comprehensive income	1,086	—	1,086
Balance at June 30, 2017	$(2,570)	$395	$(2,175)

	Three Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2016	$3,001	$351	$3,352
Other comprehensive income	2,617	—	2,617
Balance at June 30, 2016	$5,618	$351	$5,969

	Six Months Ended June 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive income	1,643	—	1,643
Balance at June 30, 2017	$(2,570)	$395	$(2,175)

	Six Months Ended June 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive income	8,445	—	8,445
Balance at June 30, 2016	$5,618	$351	$5,969

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of June 30, 2017 or December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	59	$—	$6,053	$—	$28,763	$375,021	$409,837	$9,874
Pay fixed, receive variable	59	—	6,053	—	28,763	375,021	409,837	9,874
Risk participation-out agreements	5	—	—	—	8,850	7,844	16,694	16
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	14

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	17	$14,786	$—	$—	$—	$—	$14,786	$43
Sells foreign currency, buys U.S. currency	34	14,786	—	—	—	—	14,786	35

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
As of December 31, 2016, the Company held no risk participation-in agreements. As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. Refer also to Note 11, "Fair Value of Financial Instruments."
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $28.8 million and $34.5 million in the normal course of business as of June 30, 2017 and December 31, 2016, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$9,874	$—	$9,874	$—	$590	$9,284
Risk participation-out agreements	16	—	16	—	—	16
Foreign exchange contracts	43	—	43	—	—	43
Total	$9,933	$—	$9,933	$—	$590	$9,343

Liability derivatives
Loan level derivatives	$9,874	$—	$9,874	$28,031	$720	$—
Risk participation-in agreements	14	—	14	—	—	—
Foreign exchange contracts	35	—	35	—	—	—
Total	$9,923	$—	$9,923	$28,031	$720	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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
As of December 31, 2016, the Company held no risk participation-in agreements. As of December 31, 2016, the fair value of the foreign exchange contracts was nominal.
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
(9) Stock Based Compensation
As of June 30, 2017, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three and six months ended June 30, 2017, 12,121 shares were issued upon satisfaction of required conditions of the Plans. During the three and six months ended June 30, 2016, 1,330 shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Total expense for the Plans was $1.1 million and $0.8 million for the six months ended June 30, 2017 and 2016,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

respectively. The increase in the total expense for the Plans for the three and six months ended June 30, 2017 is due to the increase in the grant price of the shares which is driven by the Company’s stock price.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$14,880	$14,880	$12,654	$12,654

Denominator:
Weighted average shares outstanding	74,325,013	74,325,013	70,196,950	70,196,950
Effect of dilutive securities	—	485,075	—	191,488
Adjusted weighted average shares outstanding	74,325,013	74,810,088	70,196,950	70,388,438

EPS	$0.20	$0.20	$0.18	$0.18

	Six Months Ended
	June 30, 2017		June 30, 2016
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$28,325	$28,325	$25,466	$25,466

Denominator:
Weighted average shares outstanding	72,366,769	72,366,769	70,191,935	70,191,935
Effect of dilutive securities	—	471,202	—	173,988
Adjusted weighted average shares outstanding	72,366,769	72,837,971	70,191,935	70,365,923

EPS	$0.39	$0.39	$0.36	$0.36
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$139,783	$—	$139,783
GSE CMOs	—	142,739	—	142,739
GSE MBSs	—	192,323	—	192,323
SBA commercial loan asset-backed securities	—	81	—	81
Corporate debt obligations	—	58,877	—	58,877
U.S. Treasury bonds	—	4,804	—	4,804
Trust preferred securities	—	1,387	—	1,387
Marketable equity securities	982	—	—	982
Total investment securities available-for-sale	$982	$539,994	$—	$540,976
Loan level derivatives	$—	$9,874	$—	$9,874
Risk participation-out agreements	—	16	—	16
Foreign exchange contracts	—	43	—	43
Liabilities:
Loan level derivatives	$—	$9,874	$—	$9,874
Risk participation-in agreements	—	14	—	14
Foreign exchange contracts	—	35	—	35

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$97,020	$—	$97,020
GSE CMOs	—	158,040	—	158,040
GSE MBSs	—	212,915	—	212,915
SBA commercial loan asset-backed securities	—	107	—	107
Corporate debt obligations	—	48,485	—	48,485
U.S. Treasury bonds	—	4,737	—	4,737
Trust preferred securities	—	1,358	—	1,358
Marketable equity securities	972	—	—	972
Total investment securities available-for-sale	$972	$522,662	$—	$523,634
Loan level derivatives	$—	$9,738	$—	$9,738
Risk participation-out agreements	—	20	—	20
Foreign exchange contracts	—	—	—	—
Liabilities:
Loan level derivatives	$—	$9,738	$—	$9,738

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. As of December 31, 2016, the Company held no risk participation-in agreements.
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2017 and December 31, 2016, no investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2017 and 2016, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$32,194	$32,194
OREO	—	—	3,384	3,384
Repossessed assets	—	1,489	—	1,489
Total assets measured at fair value on a non-recurring basis	$—	$1,489	$35,578	$37,067

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$27,282	$27,282
OREO	—	—	618	618
Repossessed assets	—	781	—	781
Total assets measured at fair value on a non-recurring basis	$—	$781	$27,900	$28,681
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

	Fair Value		Valuation Technique
	At June 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$32,194	$27,282	Appraisal of collateral (1)
Other real estate owned	3,384	618	Appraisal of collateral (1)
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
At and for the Six Months Ended June 30, 2017 and 2016

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
	(In Thousands)
At June 30, 2017
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$38,620	$38,088	$—	$38,088	$—
GSE MBSs	15,883	15,753	—	15,753	—
Municipal obligations	53,960	54,139	—	54,139	—
Foreign government obligations	500	490	—	—	490
Loans held-for-sale	593	593	—	593	—
Loans and leases, net	5,472,885	5,383,183	—	—	5,383,183
Restricted equity securities	66,988	66,988	—	—	66,988
Financial liabilities:
Certificates of deposit	1,119,551	1,116,813	—	1,116,813	—
Borrowed funds	1,066,643	1,061,016	—	1,061,016	—
At December 31, 2016
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$14,735	$14,101	$—	$14,101	$—
GSE MBSs	17,666	17,479	—	17,479	—
Municipal obligations	54,219	53,204	—	53,204	—
Foreign government obligations	500	487	—	—	487
Loans held-for-sale	13,078	13,078	—	13,078	—
Loans and leases, net	5,345,198	5,195,312	—	—	5,195,312
Restricted equity securities	64,511	75,589	—	—	75,589
Financial liabilities:
Certificates of deposit	1,041,022	1,042,653	—	1,042,653	—
Borrowed funds	1,044,086	1,030,753	—	1,030,753	—
Investment Securities Held-to-Maturity
The fair values of certain investment securities held-to-maturity are estimated using market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE MBSs, and municipal obligations, all of which are included in Level 2. Additionally, fair values of foreign government obligations are estimated using pricing models and are considered to be Level 3.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2017	At December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$56,880	$27,750
Commercial	97,398	71,716
Residential mortgage	14,192	28,179
Unadvanced portion of loans and leases	536,527	580,416
Unused lines of credit:
Home equity	372,314	340,682
Other consumer	11,888	13,157
Other commercial	279	208
Unused letters of credit:
Financial standby letters of credit	10,846	11,720
Performance standby letters of credit	484	516
Commercial and similar letters of credit	840	785
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	409,837	383,780
Pay fixed, receive variable	409,837	383,780
Risk participation-out agreements	16,694	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	14,786	4,050
Sells foreign currency, buys U.S. currency	14,786	4,050
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million as of June 30, 2017 and December 31, 2016.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2017 and 2016

The fair value of derivative assets and liabilities was $9.9 million and $9.9 million, respectively, as of June 30, 2017. The fair value of derivative assets and liabilities was $9.8 million and $9.7 million, respectively, as of December 31, 2016.
The fair value of foreign exchange assets and liabilities was $43.0 thousand and $35.0 thousand, respectively, as of June 30, 2017. The fair value of foreign exchange assets and liabilities was nominal as of December 31, 2016.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2017	$2,627
Year ending:
2018	4,866
2019	3,998
2020	3,442
2021	2,933
2022	2,711
Thereafter	10,138
Total	$30,715
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $1.4 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively. Total rental expense was $2.8 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase was due to the opening of a new branch in Danvers, Massachusetts for First Ipswich Bank, and the relocation of a branch in Brookline, Massachusetts for Brookline Bank.
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
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); First Ipswich Bank and its subsidiaries ("First Ipswich"); and Brookline Securities Corp.
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
The competition for loans and leases and deposits remains intense. While the economy has improved in 2017, the Company expects the operating environment to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). A sustained, low interest rate environment with a flat interest rate curve may negatively impact on the Company's yields and net interest margin. While the company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain the net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
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

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.20	$0.19	$0.19	$0.19	$0.18
Earnings per share - Diluted	0.20	0.19	0.19	0.19	0.18
Book value per share (end of period)	10.42	10.00	9.88	9.90	9.82
Tangible book value per share (end of period) (1)	8.52	7.93	7.81	7.81	7.73
Dividends paid per common share	0.09	0.09	0.09	0.09	0.09
Stock price (end of period)	14.60	15.65	16.40	12.19	11.03

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.59%	3.53%	3.40%	3.48%	3.44%
Return on average assets	0.91%	0.83%	0.83%	0.86%	0.81%
Return on average tangible assets (1)	0.93%	0.85%	0.85%	0.88%	0.83%
Return on average stockholders' equity	7.76%	7.58%	7.59%	7.83%	7.38%
Return on average tangible stockholders' equity (1)	9.58%	9.55%	9.60%	9.94%	9.40%
Dividend payout ratio (1)	46.28%	47.23%	47.80%	46.60%	50.07%
Efficiency ratio (3)	57.93%	48.92%	56.92%	57.89%	57.97%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.17%	0.07%	0.62%	0.04%	0.31%
Nonperforming loans and leases as a percentage of total loans and leases	0.76%	0.83%	0.74%	0.70%	0.63%
Nonperforming assets as a percentage of total assets	0.71%	0.73%	0.64%	0.61%	0.54%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.17%	1.21%	0.99%	1.10%	1.09%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.20%	1.25%	1.03%	1.15%	1.13%

CAPITAL RATIOS
Stockholders' equity to total assets	11.95%	10.83%	10.80%	10.91%	10.95%
Tangible equity ratio (1)	9.99%	8.79%	8.73%	8.82%	8.82%

FINANCIAL CONDITION DATA
Total assets	$6,658,067	$6,497,721	$6,438,129	$6,380,312	$6,296,502
Total loans and leases	5,537,406	5,461,779	5,398,864	5,332,300	5,259,038
Allowance for loan and lease losses	64,521	66,133	53,666	58,892	57,258
Investment securities available-for-sale	540,976	528,433	523,634	524,295	532,967
Investment securities held-to-maturity	108,963	100,691	87,120	77,094	69,590

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in Thousands, Except Per Share Data)

					(Continued)
Goodwill and identified intangible assets	144,972	145,491	146,023	146,644	147,267
Total deposits	4,709,419	4,651,903	4,611,076	4,564,906	4,485,154
Total borrowed funds	1,066,643	1,056,785	1,044,086	1,022,653	1,028,439
Stockholders' equity	795,618	703,873	695,544	696,371	689,656

EARNINGS DATA
Net interest income	$55,583	$53,098	$51,854	$52,350	$50,257
Provision for credit losses	873	13,402	3,215	2,215	2,545
Non-interest income	4,477	15,908	5,430	5,329	5,375
Non-interest expense	34,795	33,756	32,607	33,388	32,250
Net income	14,880	13,445	13,279	13,617	12,654
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $6.7 billion as of June 30, 2017 increased $219.9 million, or 6.8% on an annualized basis, from December 31, 2016. The increase was primarily driven by increases in loans and leases.
Total loans and leases of $5.5 billion as of June 30, 2017 increased $138.5 million, or 5.1% on an annualized basis, from December 31, 2016. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.5 billion, or 81.7% of total loans and leases, as of June 30, 2017, an increase of $111.3 million, or 5.0% on an annualized basis, from $4.4 billion, or 81.8% of total loans and leases, as of December 31, 2016.
Total deposits of $4.7 billion as of June 30, 2017 increased $98.3 million, or 4.3% on an annualized basis, from $4.6 billion as of December 31, 2016. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.6 billion, or 76.2% of total deposits as of June 30, 2017, an increase of $19.8 million, or 1.1% on an annualized basis, from $3.6 billion, or 77.4% of total deposits, as of December 31, 2016.
Asset Quality
Nonperforming assets as of June 30, 2017 totaled $47.1 million, or 0.71% of total assets, compared to $41.5 million, or 0.64% of total assets, as of December 31, 2016. Net charge-offs for the three months ended June 30, 2017 were $2.4 million, or 0.17% of average loans and leases on an annualized basis, compared to $4.0 million, or 0.31% of average loans and leases on an annualized basis, for the three months ended June 30, 2016. The increase in nonperforming loans and leases and nonperforming assets was primarily driven by two taxi medallion loans and two commercial loans that were placed on nonaccrual.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.17% as of June 30, 2017, compared to 0.99% as of December 31, 2016. Excluding the loans acquired from BankRI and First Ipswich, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.20% as of June 30, 2017, compared to 1.03% as of December 31, 2016. The Company continued to employ its historical underwriting methodology throughout the three month period ended June 30, 2017.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 12.07% as of June 30, 2017, compared to 10.48% as of December 31, 2016. The

Company's Tier 1 Leverage Ratio was 10.50% as of June 30, 2017, compared to 9.16% as of December 31, 2016. As of June 30, 2017, the Company's Tier 1 Risk-Based Ratio was 12.38%, compared to 10.79% as of December 31, 2016. The Company's Total Risk-Based Ratio was 14.95% as of June 30, 2017, compared to 13.20% as of December 31, 2016.
The Company's ratio of stockholders' equity to total assets was 11.95% and 10.80% as of June 30, 2017 and December 31, 2016, respectively. The Company's tangible equity ratio was 9.99% and 8.73% as of June 30, 2017 and December 31, 2016, respectively. The increase in the ratio of stockholders' equity to total assets and the tangible equity ratio is due to the Company's new issuance in the amount of 5,951,250 shares of the Company’s common stock at a price to the public of $14.50 per share on May 2, 2017. Refer to “Stockholder's Equity and Dividends" below for further discussion.
Net Income
For the three months ended June 30, 2017, the Company reported net income of $14.9 million, or $0.20 per basic and diluted share, an increase of $2.2 million, or 35.2% on an annualized basis, from $12.7 million, or $0.18 per basic and diluted share for the three months ended June 30, 2016. This increase in net income is primarily the result of an increase in net interest income of $5.3 million and a decrease in the provision for credit losses of $1.7 million, offset by a decrease in non-interest income of $0.9 million, an increase in non-interest expense of $2.5 million, and an increase in provision for income taxes of $1.3 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2017, the Company reported net income of $28.3 million, or $0.39 per basic and diluted share, up $2.9 million, or 22.5% on an annualized basis, from $25.5 million, or $0.36 per basic share, for the six months ended June 30, 2016. This increase is the result of an increase in net interest income of $9.2 million and an increase in non-interest income of $8.6 million, offset by an increase in the provision for credit losses of $9.4 million, an increase in non-interest expense of $4.3 million, an increase in provision for income taxes of $1.5 million, and a decrease in net income attributed to noncontrolling interest of $0.2 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.91% for the three months ended June 30, 2017, compared to 0.81% for the three months ended June 30, 2016. The annualized return on average stockholders' equity was 7.76% for the three months ended June 30, 2017, compared to 7.38% for the three months ended June 30, 2016.
The net interest margin was 3.59% for the three months ended June 30, 2017, up from 3.44% for the three months ended June 30, 2016. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets by 16 basis points to 4.19% for the three months ended June 30, 2017 from 4.03% for the three months ended June 30, 2016, and an increase of 2 basis points in the Company's overall cost of funds to 0.80% for the three months ended June 30, 2017 from 0.78% for the three months ended June 30, 2016.
The net interest margin was 3.56% for the six months ended June 30, 2017, compared to 3.44% for the six months ended June 30, 2016. The increase in the net interest margin in a highly competitive interest rate environment is, in part, the result of a increased in the yield on interest-earning assets by 11 basis points to 4.14% for the six months ended June 30, 2017 from 4.03% for the six months ended June 30, 2016 and an increase of 2 basis points in interest-bearing liabilities to 0.79% for the six months ended June 30, 2017 from 0.77% for the six months ended June 30, 2016.
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
The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in Thousands)
Net income, as reported	$14,880	$13,445	$13,279	$13,617	$12,654

Average total assets	$6,556,665	$6,461,183	$6,425,983	$6,360,097	$6,237,463
Less: Average goodwill and average identified intangible assets, net	145,269	145,778	146,382	146,997	147,619
Average tangible assets	$6,411,396	$6,315,405	$6,279,601	$6,213,100	$6,089,844

Return on average tangible assets (annualized)	0.93%	0.85%	0.85%	0.88%	0.83%

Average total stockholders' equity	$766,529	$709,095	$699,749	$695,205	$685,996
Less: Average goodwill and average identified intangible assets, net	145,269	145,778	146,382	146,997	147,619
Average tangible stockholders' equity	$621,260	$563,317	$553,367	$548,208	$538,377

Return on average tangible stockholders' equity (annualized)	9.58%	9.55%	9.60%	9.94%	9.40%
The following tables summarize the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in Thousands)
Total stockholders' equity	$795,618	$703,873	$695,544	$696,371	$689,656
Less: Goodwill and identified intangible assets, net	144,972	145,491	146,023	146,644	147,267
Tangible stockholders' equity	$650,646	$558,382	$549,521	$549,727	$542,389

Total assets	$6,658,067	$6,497,721	$6,438,129	$6,380,312	$6,296,502
Less: Goodwill and identified intangible assets, net	144,972	145,491	146,023	146,644	147,267
Tangible assets	$6,513,095	$6,352,230	$6,292,106	$6,233,668	$6,149,235

Tangible equity ratio	9.99%	8.79%	8.73%	8.82%	8.82%

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in Thousands)
Tangible stockholders' equity	$650,646	$558,382	$549,521	$549,727	$542,389

Common shares issued	81,695,695	75,744,445	75,744,445	75,744,445	75,744,445
Less:
Treasury shares	4,717,775	4,707,096	4,707,096	4,734,512	4,862,193
Unallocated ESOP	159,510	168,099	176,688	185,787	194,880
Unvested restricted stocks	457,966	476,854	476,854	476,938	484,066
Common shares outstanding	76,360,444	70,392,396	70,383,807	70,347,208	70,203,306

Tangible book value per share	$8.52	$7.93	$7.81	$7.81	$7.73

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in Thousands)
Dividends paid	$6,887	$6,350	$6,348	$6,346	$6,336

Net income, as reported	$14,880	$13,445	$13,279	$13,617	$12,654

Dividend payout ratio	46.28%	47.23%	47.80%	46.60%	50.07%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016

Allowance for loan and lease losses	$64,521	$66,133	$53,666	$58,892	$57,258
Less: Allowance for acquired loan and lease losses	1,188	1,304	1,253	1,640	2,178
Allowance for originated loan and lease losses	$63,333	$64,829	$52,413	$57,252	$55,080

Total loans and leases	$5,537,406	$5,461,779	$5,398,864	$5,332,300	$5,259,038
Less: Total acquired loans and leases	271,157	295,055	315,304	346,377	371,986
Total originated loan and leases	$5,266,249	$5,166,724	$5,083,560	$4,985,923	$4,887,052

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.20%	1.25%	1.03%	1.15%	1.13%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At June 30, 2017		At December 31, 2016
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,062,646	37.2%	$2,050,382	38.1%
Multi-family mortgage	720,484	13.0%	731,186	13.5%
Construction	153,057	2.8%	136,999	2.5%
Total commercial real estate loans	2,936,187	53.0%	2,918,567	54.1%
Commercial loans and leases:
Commercial	691,070	12.5%	635,426	11.8%
Equipment financing	839,932	15.2%	799,860	14.8%
Condominium association	58,130	1.0%	60,122	1.1%
Total commercial loans and leases	1,589,132	28.7%	1,495,408	27.7%
Consumer loans:
Residential mortgage	646,679	11.7%	624,349	11.6%
Home equity	351,124	6.3%	342,241	6.3%
Other consumer	14,284	0.3%	18,299	0.3%
Total consumer loans	1,012,087	18.3%	984,889	18.2%
Total loans and leases	5,537,406	100.0%	5,398,864	100.0%
Allowance for loan and lease losses	(64,521)		(53,666)
Net loans and leases	$5,472,885		$5,345,198

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2017:

	At June 30, 2017	At December 31, 2016	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,936,187	$2,918,567	$17,620	1.2%
Commercial	1,589,132	1,495,408	93,724	12.5%
Consumer	1,012,087	984,889	27,198	5.5%
Total loans and leases	$5,537,406	$5,398,864	$138,542	5.1%
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
As of June 30, 2017, there were eight borrowers with loans and commitments over $35.0 million. The total of those loans and commitments were $343.1 million, or 5.31% of total loans and commitments, as of June 30, 2017.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.0% of total loans and leases outstanding as of June 30, 2017.
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
The commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($724.5 million), office buildings ($588.9 million), retail stores ($505.3 million), industrial properties ($353.5 million), mixed-use properties ($203.5 million), lodging services ($108.7 million) and to food services ($42.9 million) as of June 30, 2017. At that date, over 97% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.7% of total loans outstanding as of June 30, 2017.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($490.7 million), transportation services ($342.7 million), recreation services ($148.5 million), food services ($122.9 million), manufacturing ($96.4 million), rental and leasing services ($75.6 million) and retail ($70.2 million) as of June 30, 2017.
The Company provides commercial banking services to companies in its market area. Approximately 48% of the commercial loans outstanding as of June 30, 2017 were made to borrowers located in New England. The remaining 52% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.3% of total loans outstanding as of June 30, 2017. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2017, other consumer loans equaled $14.3 million, or 0.3% of total loans outstanding. Loans outstanding in other consumer included indirect automobile loans of $3.7 million and loans secured by cash, equity, and debt securities.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2017, the Company had $68.3 million of total assets, including acquired assets, that were designated as criticized. This compares to $70.4 million of assets designated as criticized as of December 31, 2016. The decrease in criticized assets was primarily due to the payoffs of several criticized loans, offset by the commercial and commercial real estate loans downgraded during the first six months of 2017.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of June 30, 2017, the Company had nonperforming assets of $47.1 million, representing 0.71% of total assets, compared to nonperforming assets of $41.5 million, or 0.64% of total assets, as of December 31, 2016. The increase in nonperforming assets was primarily due to an increase of $2.2 million in nonaccrual loans, an increase of $2.8 million in OREO due to a commercial property which was transferred to OREO, offset by the decrease of $0.6 million in repossessed assets during the first six months of 2017.

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
As of June 30, 2017, the Company had loans and leases greater than 90 days past due and accruing of $2.7 million, or 0.05% of total loans and leases, compared to $7.1 million, or 0.13% of total loans and leases, as of December 31, 2016, representing an decrease of $4.4 million. The decrease in past due and accruing loans was due to the payoffs of several past due acquired loans during the first six months of 2017.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$2,766	$5,340
Multi-family mortgage	1,075	1,404
Total commercial real estate loans	3,841	6,744

Commercial	23,887	22,974
Equipment financing	9,702	6,758
Total commercial loans and leases	33,589	29,732

Residential mortgage	3,428	2,501
Home equity	1,366	951
Other consumer	43	149
Total consumer loans	4,837	3,601

Total nonaccrual loans and leases	42,267	40,077

Other real estate owned	3,384	618
Other repossessed assets	1,489	781
Total nonperforming assets	$47,140	$41,476

Loans and leases past due greater than 90 days and accruing	$2,706	$7,077

Total nonperforming loans and leases as a percentage of total loans and leases	0.76%	0.74%
Total nonperforming assets as a percentage of total assets	0.71%	0.64%

Troubled Debt Restructured Loans and Leases
As of June 30, 2017, restructured loans included $5.1 million of commercial real estate loans, $1.1 million of multi-family mortgage loans, $19.6 million of commercial loans, $2.8 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.2 million of home equity loans. As of December 31, 2016, restructured loans included $4.9 million of commercial real estate loans, $2.0 million of multi-family mortgage loans, $13.7 million of commercial loans, $2.1 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.8 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,732	$13,883
On nonaccrual	16,146	11,919
Total troubled debt restructurings	$30,878	$25,802

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Balance at beginning of period	$25,418	$31,311	$25,802	$22,918
Additions	8,119	1,652	8,888	10,345
Net recoveries	(99)	98	(92)	82
Repayments	(1,638)	(1,747)	(2,798)	(2,031)
Other reductions (1)	(922)	—	(922)	—
Balance at end of period	$30,878	$31,314	$30,878	$31,314
__________________________________________________________________________________
(1) Includes loans and leases that were removed from TDR status
Allowances for Credit Losses
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
The Company’s general allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, Management combines the historical loss information of the Banks to generate a single set of ratios.

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
As of June 30, 2017, the Company had a portfolio of approximately $30.4 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2017 and 2016.

	At and for the Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133
Charge-offs	(205)	(3,095)	(65)	(3,365)
Recoveries	336	549	78	963
(Credit) provision for loan and lease losses	(165)	362	593	790
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

Total loans and leases	$2,936,187	$1,589,132	$1,012,087	$5,537,406
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.54%	1.17%

	At and for the Three Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2016	$30,984	$22,978	$4,644	$58,606
Charge-offs	(1,153)	(2,417)	(754)	(4,324)
Recoveries	—	101	205	306
Provision for loan and lease losses	30	2,254	386	2,670
Balance at June 30, 2016	$29,861	$22,916	$4,481	$57,258

Total loans and leases	$2,840,523	$1,440,746	$977,769	$5,259,038
Total allowance for loan and lease losses as a percentage of total loans and leases	1.05%	1.59%	0.46%	1.09%

	At and for the Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(229)	(4,302)	(216)	(4,747)
Recoveries	476	691	183	1,350
Provision for loan and lease losses	62	13,804	386	14,252
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

Total loans and leases	$2,936,187	$1,589,132	$1,012,087	$5,537,406
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.54%	1.17%

	At and for the Six Months Ended June 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(1,484)	(2,705)	(1,010)	(5,199)
Recoveries	—	325	456	781
Provision for loan and lease losses	1,194	3,278	465	4,937
Balance at June 30, 2016	$29,861	$22,916	$4,481	$57,258

Total loans and leases	$2,840,523	$1,440,746	$977,769	$5,259,038
Allowance for loan and lease losses as a percentage of total loans and leases	1.05%	1.59%	0.46%	1.09%
The allowance for loan and lease losses was $64.5 million as of June 30, 2017, or 1.17% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 0.99% of total loans and leases outstanding, as of December 31, 2016. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2016 to June 30, 2017 was primarily due to the increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of a number of commercial loans, the increase in historical loss factors applied to commercial loan portfolios including taxi medallion loans, and loan growth of $138.5 million for the six months ended June 30, 2016.
Management believes that the allowance for loan and lease losses as of June 30, 2017 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $28.0 million, or 0.95% of total commercial real estate loans outstanding, as of June 30, 2017. This compared to an allowance for commercial real estate loan losses of $27.6 million, or 0.95% of total commercial real estate loans outstanding, as of December 31, 2016. Specific reserves on commercial real estate loans were $1.0 thousand and $28.0 thousand as of June 30, 2017 and December 31, 2016, respectively. The $0.3 million increase in the allowance for commercial real estate loan losses during the first six months of 2017 was primarily driven by originated loan growth of $43.7 million, or 1.6% from December 31, 2016.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.58% as of June 30, 2017 from 0.74% as of December 31, 2016. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.13% as of June 30, 2017 from 0.23% as of December 31, 2016.
Net recoveries in the commercial real estate loan portfolio totaled $0.1 million for the three months ended June 30, 2017, compared to net charge-offs of $1.2 million for the three months ended June 30, 2016. As a percentage of average commercial real estate loan portfolio, annualized net recoveries for the three months ended June 30, 2017 was 0.02% and annualized charge-offs for the three month ended June 30, 2016 was 0.17%.

Net recoveries in the commercial real estate loan portfolio totaled $0.2 million for the six months ended June 30, 2017, compared to net charge-offs of $1.5 million for the six months ended June 30, 2016. As a percentage of average commercial real estate loan portfolio, annualized net recoveries for the six months ended June 30, 2017 was 0.02% and annualized charge-offs for the six month ended June 30, 2016 was 0.11%.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $31.1 million, or 1.96% of total commercial loans and leases outstanding, as of June 30, 2017, compared to $20.9 million, or 1.40% of total commercial loans and leases outstanding, as of December 31, 2016. Specific reserves on commercial loans and leases increased from $0.1 million as of December 31, 2016 to $8.5 million as of June 30, 2017. The $10.2 million increase in the allowance for commercial loans and lease losses during 2017 was primarily due to the increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of a number of commercial loans, the increase in historical loss factors applied to commercial loan portfolios including taxi medallion portfolio in the first quarter of 2017, and the originated loan growth of 99.5 million, or 6.7% from December 31, 2016.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 3.21% as of June 30, 2017, compared to 3.27% as of December 31, 2016. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 2.05% as of June 30, 2017 from 1.85% as of December 31, 2016 primarily due to a number of equipment financing loans which were on non-accrual in the second quarter of 2017.
Net charge-offs in the commercial loan and lease portfolio for the three months ended June 30, 2017 and June 30, 2016 were $2.5 million and $2.3 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended June 30, 2017 and June 30, 2016 were 0.64% and 0.65%, respectively.
Net charge-offs in the commercial loan and lease portfolio for the six months ended June 30, 2017 and June 30, 2016 were $3.6 million and $2.4 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the six months ended June 30, 2017 and June 30, 2016 were 0.47% and 0.34%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.5 million, or 0.54% of total consumer loans outstanding, as of June 30, 2017, compared to $5.1 million, or 0.52% of consumer loans outstanding, as of December 31, 2016. Specific reserves on consumer loans were $20.0 thousand and $27.0 thousand as of June 30, 2017 and December 31, 2016, respectively. The $0.4 million increase in the allowance for consumer loans during the second quarter of 2017 was primarily driven by the increase in the historical loss factors applied to the consumer portfolios and the originated loan growth of $39.5 million, or 4.6%, from December 31, 2016. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.43% as of June 30, 2017 from 0.32% as of December 31, 2016. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of June 30, 2017. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $13.0 thousand for the three months ended June 30, 2017, compared to net charge-offs of $549.0 thousand for the three months ended June 30, 2016. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
Net charge-offs in the consumer loan portfolio totaled $33.0 thousand for the six months ended June 30, 2017, compared to net charge-offs of $554.0 thousand for the six months ended June 30, 2016. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2017			At December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$19,519	30.3%	37.2%	$19,354	36.1%	38.1%
Multi-family mortgage	5,468	8.5%	13.0%	5,528	10.3%	13.5%
Construction	2,967	4.6%	2.8%	2,763	5.1%	2.5%
Total commercial real estate loans	27,954	43.4%	53.0%	27,645	51.5%	54.1%
Commercial	19,915	30.8%	12.5%	10,096	18.8%	11.8%
Equipment financing	10,734	16.6%	15.2%	10,345	19.3%	14.8%
Condominium association	450	0.7%	1.0%	465	0.9%	1.1%
Total commercial loans and leases	31,099	48.1%	28.7%	20,906	39.0%	27.7%
Residential mortgage	3,069	4.8%	11.7%	2,587	4.8%	11.6%
Home equity	2,272	3.5%	6.3%	2,356	4.4%	6.3%
Other consumer	127	0.2%	0.3%	172	0.3%	0.3%
Total consumer loans	5,468	8.5%	18.3%	5,115	9.5%	18.2%
Total	$64,521	100.0%	100.0%	$53,666	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $85.1 million, or 25.1% on an annualized basis, to $763.5 million as of June 30, 2017 from $678.4 million as of December 31, 2016. The increase was primarily driven by an increase in deposit balances, offset by growth in loans and leases and investment securities. Cash, cash equivalents, and investment securities were 11.5% of total assets as of June 30, 2017, compared to 10.5% of total assets at December 31, 2016.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$139,928	$139,783	$98,122	$97,020
GSE CMOs	145,673	142,739	161,483	158,040
GSE MBSs	193,391	192,323	214,946	212,915
SBA commercial loan asset- backed securities	81	81	107	107
Corporate debt obligations	58,651	58,877	48,308	48,485
U.S. Treasury bonds	4,815	4,804	4,801	4,737
Trust preferred securities	1,470	1,387	1,469	1,358
Total debt securities	544,009	539,994	529,236	522,662
Marketable equity securities	971	982	966	972
Total investment securities available-for-sale	$544,980	$540,976	$530,202	$523,634
Investment securities held-to-maturity:
GSE debentures	$38,620	$38,088	$14,735	$14,101
GSE MBSs	15,883	15,753	17,666	17,479
Municipal obligations	53,960	54,139	54,219	53,204
Foreign government obligations	500	490	500	487
Total investment securities held-to-maturity	$108,963	$108,470	$87,120	$85,271

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $36.9 million for the six months ended June 30, 2017 compared to $51.7 million for the same period in 2016. There were no sales of investment securities available-for-sale for the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, the Company purchased $52.4 million of investment securities available-for-sale, compared to $59.3 million in purchases of investment securities available-for-sale for the same period in 2016.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $2.1 million for the six months ended June 30, 2017 compared to $37.2 million for the same period in 2016. There were no sales of investment securities held-to-maturity for the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, the Company purchased $23.9 million of investment securities held-to-maturity, compared to $13.3 million in purchases of investment securities held-to-maturity for the same period in 2016.

As of June 30, 2017, the fair value of all investment securities available-for-sale was $541.0 million and carried a total of $4.0 million of net unrealized losses, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of June 30, 2017, $381.8 million, or 70.6%, of the portfolio, had gross unrealized losses of $5.5 million. This compares to $389.0 million, or 74.3%, of the portfolio with gross unrealized losses of $8.0 million as of December 31, 2016. The Company's unrealized loss position has decreased in 2017 driven by lower long-term interest rates.
As of June 30, 2017, the fair value of all investment securities held-to-maturity was $108.5 million and carried a total of $0.5 million of net unrealized losses, compared to a fair value of $85.3 million and net unrealized losses of $1.8 million as of December 31, 2016. As of June 30, 2017, $63.9 million, or 58.9%, of the portfolio, had gross unrealized losses of $0.9 million. This compares to $82.0 million, or 96.1%, of the portfolio with gross unrealized losses of $1.9 million as of December 31, 2016. The Company's unrealized loss position decreased in 2017 driven by lower long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2017. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2017, the excess balance of capital stock is $5.9 million, as compared to no excess balance at December 31, 2016. On December 30th, 2016, the FHLBB initiated a stock buyback which reduced the Company's excess balance to zero.
As of June 30, 2017, the Company owned stock in the FHLBB with a carrying value of $49.8 million, an increase of $2.5 million from $47.3 million as of December 31, 2016. As of June 30, 2017, the FHLBB had total assets of $60.8 billion and total capital of $3.3 billion, of which $1.2 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of June 30, 2017 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of March 31, 2017.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. As of June 30, 2017 and December 31, 2016, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million.
Other Stock—The Company invests in a small number of other restricted securities which included Northeast Retirement Services, Inc. ("NRS"). The Company, through its wholly owned subsidiary, Brookline Securities Corp., held 9,721 shares of restricted equity securities of NRS. This investment was recorded at cost of $122 thousand as no readily determinable fair value was available. On December 5, 2016, Community Bank Systems, Inc. ("CBU") announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 shares of NRS and received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. As part of the merger agreement, the Company was restricted to selling 5,071 shares per day in the open market. The Company completed the sale of all CBU shares during the first quarter of 2017. The Company recognized a gain on the sale of securities of $11.4 million for the quarter ending March 31, 2017.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2017			At December 31, 2016
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$920,035	19.5%	—%	$900,474	19.5%	—%
Interest-bearing deposits:
NOW accounts	321,982	6.8%	0.07%	323,160	7.0%	0.07%
Savings accounts	584,408	12.4%	0.20%	613,061	13.3%	0.20%
Money market accounts	1,763,443	37.5%	0.50%	1,733,359	37.6%	0.47%
Certificate of deposit accounts	1,119,551	23.8%	1.12%	1,041,022	22.6%	1.04%
Total interest-bearing deposits	3,789,384	80.5%	0.60%	3,710,602	80.5%	0.55%
Total deposits	$4,709,419	100.0%	0.48%	$4,611,076	100.0%	0.44%
Total deposits increased $98.3 million, or 4.3% on an annualized basis, to $4.7 billion as of June 30, 2017, compared to $4.6 billion as of December 31, 2016. Deposits as a percentage of total assets decreased to 70.7% as of June 30, 2017, as compared to 71.6% as of December 31, 2016. The increase in deposits is primarily due to the growth in certificate of deposit accounts and Money Market accounts.
As of June 30, 2017, the Company had $256.8 million of brokered deposits compared to $203.4 million as of December 31, 2016. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $78.5 million, or 15.1% on an annualized basis, during the six months ended June 30, 2017. Certificates of deposit have also increased as a percentage of total deposits to 23.8% as of June 30, 2017 from 22.6% as of December 31, 2016.
During the six months ended June 30, 2017, core deposits increased $19.8 million, or 1.1% on an annualized basis. The ratio of core deposits to total deposits decreased from 77.4% as of December 31, 2016 to 76.2% as of June 30, 2017, primarily due to the shift in deposit mix and increase in brokered deposits.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$900,302	19.2%	—%	$825,880	18.5%	—%
NOW accounts	316,486	6.8%	0.07%	294,484	6.6%	0.07%
Savings accounts	592,150	12.7%	0.20%	554,474	12.4%	0.24%
Money market accounts	1,767,973	37.8%	0.48%	1,655,843	37.1%	0.45%
Total core deposits	3,576,911	76.5%	0.28%	3,330,681	74.6%	0.27%
Certificate of deposit accounts	1,101,094	23.5%	1.11%	1,132,272	25.4%	0.98%
Total deposits	$4,678,005	100.0%	0.47%	$4,462,953	100.0%	0.45%

	Six Months Ended June 30,
	2017			2016
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$899,396	19.4%	—%	$812,374	18.4%	—%
NOW accounts	318,567	6.9%	0.07%	286,949	6.5%	0.07%
Savings accounts	603,057	13.0%	0.20%	559,577	12.7%	0.24%
Money market accounts	1,756,318	37.9%	0.48%	1,642,448	37.3%	0.45%
Total core deposits	3,577,338	77.1%	0.27%	3,301,348	74.9%	0.27%
Certificate of deposit accounts	1,061,740	22.9%	1.09%	1,104,956	25.1%	0.97%
Total deposits	$4,639,078	100.0%	0.46%	$4,406,304	100.0%	0.45%
As of June 30, 2017 and December 31, 2016, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At June 30, 2017		At December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$116,683	0.80%	$134,783	0.82%
Over six months through 12 months	137,694	1.01%	79,543	0.92%
Over 12 months	218,450	1.58%	222,342	1.44%
Total certificate of deposit of $100,000 or more	$472,827	1.22%	$436,668	1.15%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,027,196	$1,003,801	$1,050,261	$995,169
Maximum amount outstanding at any month-end during the period	1,093,693	1,028,439	1,093,693	1,028,439
Balance outstanding at end of period	1,066,643	1,028,439	1,066,643	1,028,439
Weighted average interest rate for the period	1.56%	1.56%	1.56%	1.57%
Weighted average interest rate at end of period	1.68%	1.54%	1.68%	1.54%
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

FHLBB borrowings increased by $19.2 million to $930.0 million as of June 30, 2017 from the December 31, 2016 balance of $910.8 million. The increase in FHLBB borrowings was primarily due to new advances from the FHLBB in order to fund new loan growth.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 26, 2017	$4,765	$4,752
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 18, 2017	4,648	4,628
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,775	73,725
			Total	$83,188	$83,105
The above carrying amounts of the subordinated debentures included $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of June 30, 2017. This compares to $0.6 million of accretion adjustments and $1.3 million of capitalized debt issuance costs as of December 31, 2016.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $13.8 million to $36.4 million as of June 30, 2017 from $50.2 million as of December 31, 2016.
The Company has access to a $12.0 million committed line of credit as of June 30, 2017. As of June 30, 2017 and December 31, 2016, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $199.0 million. As of June 30, 2017, the Company had $17.0 million of borrowings on one uncommitted line of credit outstanding, as compared to none as of December 31, 2016.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2017 or December 31, 2016. The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2017 and December 31, 2016:

	At June 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$409,837	$383,780
Pay fixed, receive variable	409,837	383,780
Risk participation-out agreements	16,694	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$14,786	$4,050
Sells foreign currency, buys U.S. currency	14,786	4,050
Fixed weighted average interest rate from the Company to counterparty	4.16%	4.13%
Floating weighted average interest rate from counterparty to the Company	3.09%	2.77%
Weighted average remaining term to maturity (in months)	86	91
Fair value:
Recognized as an asset:
Loan level derivatives	$9,874	$9,738
Risk participation-out agreements	16	20
Foreign exchange contracts	43	—
Recognized as a liability:
Loan level derivatives	$9,874	$9,738
Risk participation-in agreements	14	—
Foreign exchange contracts	35	—
As of December 31, 2016, the Company held no risk participation-in agreements. As of December 31, 2016, the fair value of the foreign exchange contracts was nominal.
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $795.6 million as of June 30, 2017, representing a $100.1 million increase compared to $695.5 million at December 31, 2016. The increase primarily reflects net income attributable to the Company of $28.3 million for the six months ended June 30, 2017, issuance of common stock of $81.9 million, an unrealized gain on securities available-for-sale of $1.6 million, an increase of $1.1 million related to stock-based compensation, which was partially offset by dividends paid by the Company of $13.2 million in that same period.
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
Stockholders' equity represented 11.95% of total assets as of June 30, 2017 and 10.80% of total assets as of December 31, 2016. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.99% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2017 and 8.73% as of December 31, 2016.
The dividend payout ratio was 46.28% for the three months ended June 30, 2017, compared to 50.07% for the same period of 2016 and 46.73% for the six months ended June 30, 2017, compared to 49.76% for the same period of 2016.

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
Net Interest Income
Net interest income increased $5.3 million to $55.6 million for the three months ended June 30, 2017 from $50.3 million for the three months ended June 30, 2016. This overall increase reflects a $5.8 million increase in interest income on loans and leases and a $0.1 million increase in interest income on investment securities, offset by a $0.6 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2017 and June 30, 2016 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2017 and June 30, 2016 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $9.2 million to $108.7 million for the six months ended June 30, 2017 from $99.5 million for the six months ended June 30, 2016. This overall increase reflects a $10.1 million increase in interest income on loans and leases and a $0.3 million increase in interest income on investment securities, offset by a $1.2 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2017 and June 30, 2016 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2017 and June 30, 2016 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 15 basis points to 3.59% for the three months ended June 30, 2017 from 3.44% for the three months ended June 30, 2016. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.46% for the three months ended June 30, 2017 from 4.29% for the three months ended June 30, 2016. Interest amortization and accretion on acquired loans totaled $0.3 million and contributed 2 basis point to loan yields during the three months ended June 30, 2017, and 2016. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment offset by a comparable increase in funding costs.
Net interest margin increased by 12 basis points to 3.56% for the six months ended June 30, 2017 from 3.44% for the six months ended June 30, 2016. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.40% for the six months ended June 30, 2017 from 4.30% for the six months ended June 30, 2016. Interest amortization and accretion on acquired loans totaled $0.4 million and contributed 1 basis point to loan yields during the six months ended June 30, 2017, and 2016. The increase in the net interest margin is the result of repricing and originating interest-earning assets in a higher rate environment offset by an increase in funding costs.

The yield on interest-earning assets increased to 4.19% for the three months ended June 30, 2017 from 4.03% for the three months ended June 30, 2016. This increase is the result of higher yields on loans and leases, an increase in dividends from marketable and restricted equity securities and short term investments, as well as an increase in prepayment penalties and late charges. During the three months ended June 30, 2017, the Company recorded $1.0 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the three months ended June 30, 2017 compared to $0.9 million, or 6 basis points, for the three months ended June 30, 2016.

The yield on interest-earning assets increased to 4.14% for the six months ended June 30, 2017 from 4.03% for the six months ended June 30, 2016. This increase is the result of higher yields on loans and leases, an increase in dividends from marketable and restricted equity securities and short term investments, as well as an increase in prepayment penalties and late charges. During the six months ended June 30, 2017, the Company recorded $1.8 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets, compared to $1.7 million, or 6 basis points, in the six months ended June 30, 2016.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 2 basis points to 0.80% for the three months ended June 30, 2017 from 0.78% for the three months ended June 30, 2016. The overall cost of funds increased 2 basis points to 0.79% for the six months ended June 30, 2017 from 0.77% for the six months ended June 30, 2016. Refer to "Financial Condition - Borrowed Funds" above for more details.

Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. Since the end of 2016, short term interest rates have risen while at the same time net interest income, net interest spread, and net interest margin have also increased. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Additional risk factors include, but are not limited to: ongoing pricing pressures in both the loan and deposit portfolios, the ability to increase the Company's core deposits, decrease its loan-to-deposit ratio, and decrease its reliance on FHLBB advances. Net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which are included in interest income and interest expense, respectively.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2017 and June 30, 2016. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$638,798	$3,267	2.05%	$605,383	$3,157	2.09%
Marketable and restricted equity securities	68,629	799	4.66%	66,422	732	4.41%
Short-term investments	43,739	95	0.87%	60,570	63	0.42%
Total investments	751,166	4,161	2.22%	732,375	3,952	2.16%
Commercial real estate loans (2)	2,942,927	30,368	4.08%	2,784,627	28,278	4.06%
Commercial loans (2)	728,014	7,665	4.17%	689,696	6,649	3.82%
Equipment financing (2)	826,877	13,810	6.68%	730,193	11,751	6.44%
Residential mortgage loans (2)	639,449	5,859	3.67%	626,249	5,633	3.60%
Other consumer loans (2)	362,404	3,677	4.07%	351,051	3,309	3.78%
Total loans and leases	5,499,671	61,379	4.46%	5,181,816	55,620	4.29%
Total interest-earning assets	6,250,837	65,540	4.19%	5,914,191	59,572	4.03%
Allowance for loan and lease losses	(66,853)			(58,789)
Non-interest-earning assets	372,681			382,061
Total assets	$6,556,665			$6,237,463
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$316,486	54	0.07%	$294,484	53	0.07%
Savings accounts	592,150	300	0.20%	554,474	336	0.24%
Money market accounts	1,767,973	2,131	0.48%	1,655,843	1,867	0.45%
Certificate of deposit	1,101,094	3,058	1.11%	1,132,272	2,762	0.98%
Total interest-bearing deposits (3)	3,777,703	5,543	0.59%	3,637,073	5,018	0.55%
Advances from the FHLBB	896,565	2,755	1.22%	879,499	2,678	1.20%
Subordinated debentures and notes	83,165	1,271	6.11%	82,997	1,258	6.06%
Other borrowed funds	47,466	34	0.29%	41,305	25	0.24%
Total borrowed funds	1,027,196	4,060	1.56%	1,003,801	3,961	1.56%
Total interest-bearing liabilities	4,804,899	9,603	0.80%	4,640,874	8,979	0.78%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	900,302			825,880
Other non-interest-bearing liabilities	77,682			78,497
Total liabilities	5,782,883			5,545,251
Brookline Bancorp, Inc. stockholders' equity	766,529			685,996
Noncontrolling interest in subsidiary	7,253			6,216
Total liabilities and stockholders' equity	$6,556,665			$6,237,463
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		55,937	3.39%		50,593	3.25%
Less adjustment of tax-exempt income		354			336
Net interest income		$55,583			$50,257
Net interest margin (5)			3.59%			3.44%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.48% and 0.45% in the three months ended June 30, 2017 and June 30, 2016, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments :
Debt securities	$626,229	$6,377	2.04%	$604,709	$6,168	2.04%
Marketable and restricted equity securities	69,066	1,517	4.39%	66,654	1,411	4.24%
Short-term investments	37,965	162	0.86%	51,214	102	0.40%
Total investments	733,260	8,056	2.20%	722,577	7,681	2.13%
Loans and leases:
Commercial real estate loans (2)	2,936,671	59,835	4.05%	2,741,363	55,544	4.05%
Commercial loans (2)	715,377	14,778	4.11%	680,183	13,300	3.87%
Equipment financing (2)	816,565	26,924	6.59%	728,560	23,501	6.45%
Residential mortgage loans (2)	637,179	11,468	3.60%	625,800	11,192	3.58%
Other consumer loans (2)	361,602	7,172	4.00%	346,810	6,579	3.80%
Total loans and leases	5,467,394	120,177	4.40%	5,122,716	110,116	4.30%
Total interest-earning assets	6,200,654	128,233	4.14%	5,845,293	117,797	4.03%
Allowance for loan and lease losses	(60,618)			(57,957)
Non-interest-earning assets	369,152			377,822
Total assets	$6,509,188			$6,165,158
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$318,567	109	0.07%	$286,949	104	0.07%
Savings accounts	603,057	610	0.20%	559,577	680	0.24%
Money market accounts	1,756,318	4,140	0.48%	1,642,448	3,642	0.45%
Certificate of deposit	1,061,740	5,764	1.09%	1,104,956	5,337	0.97%
Total interest-bearing deposits (3)	3,739,682	10,623	0.57%	3,593,930	9,763	0.55%
Advances from the FHLBB	913,102	5,612	1.22%	871,729	5,347	1.21%
Subordinated debentures and notes	83,145	2,531	6.09%	82,976	2,514	6.06%
Other borrowed funds	54,014	90	0.34%	40,464	50	0.25%
Total borrowed funds	1,050,261	8,233	1.56%	995,169	7,911	1.57%
Total interest-bearing liabilities	4,789,943	18,856	0.79%	4,589,099	17,674	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing deposits:
Non-interest-bearing demand checking accounts (3)	899,396			812,374
Other non-interest-bearing liabilities	74,763			76,099
Total liabilities	5,764,102			5,477,572
Brookline Bancorp, Inc. stockholders' equity	737,971			681,548
Noncontrolling interest in subsidiary	7,115			6,038
Total liabilities and stockholders' equity	$6,509,188			$6,165,158
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		109,377	3.35%		100,123	3.26%
Less adjustment of tax-exempt income		696			663
Net interest income		$108,681			$99,460
Net interest margin (5)			3.56%			3.44%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.46% and 0.45% in the six months ended June 30, 2017 and June 30, 2016, respectively.
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

	Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$171	$(61)	$110	$209	$—	$209
Marketable and restricted equity securities	25	42	67	54	52	106
Short-term investments	(21)	53	32	(32)	92	60
Total investments	175	34	209	231	144	375
Loans and leases:
Commercial real estate loans	1,923	167	2,090	4,291	—	4,291
Commercial loans and leases	384	632	1,016	672	806	1,478
Equipment financing	1,607	452	2,059	2,902	521	3,423
Residential mortgage loans	118	108	226	211	65	276
Other consumer loans	109	259	368	265	328	593
Total loans	4,141	1,618	5,759	8,341	1,720	10,061
Total change in interest and dividend income	4,316	1,652	5,968	8,572	1,864	10,436
Interest expense:
Deposits:
NOW accounts	1	—	1	5	—	5
Savings accounts	22	(58)	(36)	48	(118)	(70)
Money market accounts	133	131	264	254	244	498
Certificate of deposit	(75)	371	296	(213)	640	427
Total deposits	81	444	525	94	766	860
Borrowed funds:
Advances from the FHLBB	41	36	77	226	39	265
Subordinated debentures and notes	3	10	13	5	12	17
Other borrowed funds	4	5	9	19	21	40
Total borrowed funds	48	51	99	250	72	322
Total change in interest expense	129	495	624	344	838	1,182
Change in tax-exempt income	18	—	18	33	—	33
Change in net interest income	$4,169	$1,157	$5,326	$8,195	$1,026	$9,221

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$30,369	$28,279	$2,090	7.4%	$59,835	$55,545	$4,290	7.7%
Commercial loans	7,423	6,397	1,026	16.0%	14,297	12,799	1,498	11.7%
Equipment financing	13,810	11,751	2,059	17.5%	26,924	23,501	3,423	14.6%
Residential mortgage loans	5,859	5,633	226	4.0%	11,468	11,192	276	2.5%
Other consumer loans	3,677	3,309	368	11.1%	7,172	6,579	593	9.0%
Total interest income—loans and leases	$61,138	$55,369	$5,769	10.4%	$119,696	$109,616	$10,080	9.2%
Interest income from loans and leases was $61.1 million for the three months ended June 30, 2017, and represented a yield on total loans of 4.46%. This compares to $55.4 million of interest on loans and a yield of 4.29% for June 30, 2016. The $5.8 million increase in interest income from loans and leases was attributable to $4.1 million of increased origination volume and an increase of $1.6 million due to the changes in interest rates.
Accretion on acquired loans and leases of $0.3 million contributed 2 basis point to the Company's net interest margin for the three months ended June 30, 2017, compared to $0.2 million and 2 basis points for the three months ended June 30, 2016.
Interest income from loans and leases was $119.7 million for the six months ended June 30, 2017, resulting in a yield on total loans of 4.40%. This compares to $109.6 million of interest on loans and a yield of 4.30% for the six months ended June 30, 2016. The year over year increase of $10.1 million in interest income from loans and leases was due to an increase of $8.3 million due to increase in origination volume and an increase of of $1.7 million due to changes in interest rates.
Accretion on acquired loans and leases of $0.4 million contributed 1 basis point to net interest margin for the six months ended June 30, 2017, compared to $0.4 million and 1 basis point for the six months ended June 30, 2016.

Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,156	$3,075	$81	2.6%	$6,156	$6,007	$149	2.5%
Marketable and restricted equity securities	797	729	68	9.3%	1,523	1,409	114	8.1%
Short-term investments	95	63	32	50.8%	162	102	60	58.8%
Total interest income—investments	$4,048	$3,867	$181	4.7%	$7,841	$7,518	$323	4.3%
Total investment income was $4.0 million for the three months ended June 30, 2017 compared to $3.9 million for the three months ended June 30, 2016. As of June 30, 2017 and 2016, the yield on total investments was 2.2% and 2.1%, respectively. The year over year increase in interest income on investments of $0.2 million, or 4.7%, was driven by a $175.0 thousand increase due to volume and a $34.0 thousand increase due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar	Percent
	2017	2016			2017	2016	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$54	$53	$1	1.9%	$109	$104	$5	4.8%
Savings accounts	300	336	(36)	-10.7%	610	680	(70)	(10.3)%
Money market accounts	2,131	1,867	264	14.1%	4,140	3,642	498	13.7%
Certificates of deposit	3,058	2,762	296	10.7%	5,764	5,337	427	8.0%
Total interest expense - deposits	5,543	5,018	525	10.5%	10,623	9,763	860	8.8%
Borrowed funds:
Advances from the FHLBB	2,755	2,678	77	2.9%	5,612	5,347	265	5.0%
Subordinated debentures and notes	1,271	1,258	13	1.0%	2,531	2,514	17	0.7%
Other borrowed funds	34	25	9	36.0%	90	50	40	80.0%
Total interest expense - borrowed funds	4,060	3,961	99	2.5%	8,233	7,911	322	4.1%
Total interest expense	$9,603	$8,979	$624	6.9%	$18,856	$17,674	$1,182	6.7%
Deposits
For the three months ended June 30, 2017, interest expense on deposits increased $0.5 million, or 10.5%, as compared to the same period in 2016. Interest expense increased $0.4 million due to an increase in interest rates and $81.0 thousand due to the growth in deposits. There was no purchase accounting accretion on acquired deposits for the three months ended June 30, 2017, compared to $24.0 thousand for the three months ended June 30, 2016. Purchase accounting accretion did not impact the Company's net interest margin for the three months ended June 30, 2017 and 2016.
Interest expense on deposits increased $0.9 million, or 8.8%, to $10.6 million for the six months ended June 30, 2017 from $9.8 million for the six months ended June 30, 2016. The increase in interest expense on deposits was due to a $0.8 million increase due to rates offered and a $0.1 million increase due to volume. There was no accretion on acquired deposits for the six months ended June 30, 2017 compared to $49.0 thousand for the six months ended June 30, 2016. Accretion did not have an impact on the Company's net interest margin for the six months ended June 30, 2017 and 2016.
Borrowed Funds
During the three months ended June 30, 2017, interest paid on borrowed funds increased $0.1 million, or 2.5% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds was 1.56% for the three months ended June 30, 2017 and 2016. The increase in interest expense was driven by an increase of $51.0 thousand due to borrowing rates and an increase of $48.0 thousand due to volume. For the three months ended June 30, 2017, the purchase accounting accretion on acquired borrowed funds was $0.5 million which contributed 3 basis points to the Company's net interest margin. This compared to $0.6 million and 4 basis points for the three months ended June 30, 2016.
Interest expense on borrowed funds increased by $0.3 million, or 4.1%, to $8.2 million for the six months ended June 30, 2017 from $7.9 million for the six months ended June 30, 2016. The cost of borrowed funds decreased to 1.56% for the six months ended June 30, 2017 from 1.57% for the six months ended June 30, 2016. The increase in interest expense was due to an $250.0 thousand increase due to higher volume and a $72.0 thousand increase due to higher borrowing rates. Accretion on acquired borrowed funds of $1.0 million improved the Company’s net interest margin by 3 basis points for the six months ended June 30, 2017. This compared to $1.3 million and 4 basis points for the six months ended June 30, 2016.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2017	2016	Change	Change	2017	2016	Change	Change
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$(165)	$30	$(195)	-650.0%	$62	$1,194	$(1,132)	(94.8)%
Commercial	362	2,254	(1,892)	-83.9%	13,804	3,278	10,526	321.1%
Consumer	593	386	207	53.6%	386	465	(79)	(17.0)%
Total provision for loan and lease losses	790	2,670	(1,880)	-70.4%	14,252	4,937	9,315	188.7%
Unfunded credit commitments	83	(125)	208	166.4%	23	(14)	37	264.3%
Total provision for credit losses	$873	$2,545	$(1,672)	-65.7%	$14,275	$4,923	$9,352	190.0%

For the three months ended June 30, 2017, the provision for credit losses decreased $1.7 million, or 65.7%, to $0.9 million from $2.5 million for the three months ended June 30, 2016. The decrease in the provision for credit losses for the three months ended June 30, 2017 was primarily driven by the decreases in specific reserves for a two commercial relationships and the decreases in net charge-offs.

For the six months ended June 30, 2017, the provision for credit losses increased $9.4 million, or 190.0%, to $14.3 million from $4.9 million for the six months ended June 30, 2016. The increase in the provision for credit losses for the six months ended June 30, 2017 was primarily driven by the continued loan growth in the commercial real estate and commercial portfolios and the increase in specific reserves for taxi medallion loans.

See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Deposit fees	$2,552	$2,216	$336	15.2%	$4,961	$4,361	$600	13.8%
Loan fees	229	287	(58)	(20.2)%	490	593	(103)	(17.4)%
Loan level derivative income, net	186	1,210	(1,024)	(84.6)%	588	2,839	(2,251)	(79.3)%
Gain on sales of loans and leases held-for-sale	307	345	(38)	(11.0)%	660	1,250	(590)	(47.2)%
Gain on sales of investment securities, net	—	—	—	—%	11,393	—	11,393	100.0%
Other	1,203	1,317	(114)	(8.7)%	2,293	2,777	(484)	(17.4)%
Total non-interest income	$4,477	$5,375	$(898)	(16.7)%	$20,385	$11,820	$8,565	72.5%
For the three months ended June 30, 2017, non-interest income decreased $0.9 million, or 16.7%, to $4.5 million as compared to the same period in 2016. This decrease is primarily due to a $0.3 million increase in deposit fees, offset by a $1.0 million decrease in loan level derivative income and other income.
For the six months ended June 30, 2017, non-interest income increased $8.6 million, or 72.5%, to $20.4 million as compared to the same period of 2016. This increase is primarily due to a $0.6 million increase in deposit fees, offset by a $2.3 million decrease in loan level derivative income, and a $11.4 million increase in gain on sales of investment securities.

Deposit fees increased $0.3 million, or 15.2% to $2.6 million for the three months ended June 30, 2017 from $2.2 million for the same period of 2016 and increased $0.6 million, or 13.8% to $5.0 million for the six months ended June 30, 2017 from $4.4 million for the same period of 2016. This increase is primarily due to growth in deposits.
Loan level derivative income decreased $1.0 million, or 84.6%, to $0.2 million for the three months ended June 30, 2017 from $1.2 million for the same period of 2016 and decreased $2.3 million, or 79.3%, to $0.6 million for the six months ended June 30, 2017 from $2.8 million for the same period of 2016, primarily driven by fewer loan level derivative transactions completed for the three and six months ended June 30, 2017.
No gain on sales of investment securities were recorded for the three months ended June 30, 2017 and 2016 and increased to $11.4 million, or 100.0%, for the six months ended June 30, 2017 from zero for the same period of 2016, primarily driven by the gain on sales of investment securities in the first quarter of 2017.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Compensation and employee benefits	$20,910	$19,083	$1,827	9.6%	$40,694	$37,810	$2,884	7.6%
Occupancy	3,657	3,391	266	7.8%	7,302	6,917	385	5.6%
Equipment and data processing	4,164	3,898	266	6.8%	8,227	7,588	639	8.4%
Professional services	1,036	962	74	7.7%	2,142	1,928	214	11.1%
FDIC insurance	951	843	108	12.8%	1,806	1,721	85	4.9%
Advertising and marketing	857	853	4	0.5%	1,674	1,714	(40)	(2.3)%
Amortization of identified intangible assets	519	621	(102)	(16.4)%	1,051	1,256	(205)	(16.3)%
Other	2,701	2,599	102	3.9%	5,655	5,345	310	5.8%
Total non-interest expense	$34,795	$32,250	$2,545	7.9%	$68,551	$64,279	$4,272	6.6%
For the three months ended June 30, 2017, non-interest expense increased $2.5 million, or 7.9%, to $34.8 million as compared to the same period in 2016. This increase is primarily due to a $1.8 million increase in compensation and employee benefits expense, a $0.3 million increase in occupancy, and a $0.3 million increase in equipment and data processing expense.
For the six months ended June 30, 2017, non-interest expense increased $4.3 million, or 6.6%, to $68.6 million as compared to the same period in 2016. This increase is primarily due to a $2.9 million increase in compensation and employee benefits expense, and a $0.4 million increase in occupancy, and a $0.6 million increase in equipment and data processing expense.
The efficiency ratio decreased to 57.93% for the three months ended June 30, 2017 from 57.97% for the same period in 2016 and decreased to 53.11% for the six months ended June 30, 2017 from 57.76% for the same period in 2016. Efforts to drive revenue growth contributed to the overall improvement in the efficiency ratio, along with an $11.4 million gain on sales of investment securities in the first quarter of 2017.
Compensation and employee benefits expense increased $1.8 million, or 9.6%, to $20.9 million for the three months ended June 30, 2017, from $19.1 million for the same period in 2016 and increased $2.9 million, or 7.6% to $40.7 million for the six months ended June 30, 2017 from $37.8 million for the same period in 2016. This increase was primarily driven by an increase in employee headcount and incentive plan expenses.
Occupancy expense increased $0.3 million, or 7.8%, to $3.7 million for the three months ended June 30, 2017, from $3.4 million for the same period in 2016 and increased $0.4 million, or 5.6%, to $7.3 million for the six months ended June 30, 2017 from $6.9 million for the same period in 2016. This increase was primarily driven by an increase in rent due to the opening of a new branch in Danvers, Massachusetts for First Ipswich Bank, and the relocation of a branch in Brookline, Massachusetts for Brookline Bank.

Equipment and data processing expense increased $0.3 million, or 6.8%, to $4.2 million for the three months ended June 30, 2017 from $3.9 million for the same period in 2016 and increased $0.6 million, or 8.4%, to $8.2 million for the six months ended June 30, 2017 from $7.6 million for the same period in 2016. This increase was primarily driven by an increase related to core processing, software licenses, and loan processing expense.
Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Income before provision for income taxes	$24,392	$20,837	$3,555	17.1%	$46,240	$42,078	$4,162	9.9%
Provision for income taxes	8,759	7,465	1,294	17.3%	16,594	15,064	1,530	10.2%
Net income, before non-controlling interest in subsidiary	$15,633	$13,372	$2,261	16.9%	$29,646	$27,014	$2,632	9.7%
Effective tax rate	35.9%	35.8%	N/A	0.3%	35.9%	35.8%	N/A	0.3%
The Company recorded income tax expense of $8.8 million for the three months ended June 30, 2017, compared to $7.5 million for the three months ended June 30, 2016, representing effective tax rates of 35.9% and 35.8%, respectively.
The Company recorded income tax expense of $16.6 million for the first six months of 2017, compared to $15.1 million for the same period of 2016, representing effective tax rates of 35.9% and 35.8%, respectively.
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
Deposits, which are considered the most stable source of liquidity, totaled $4.7 billion as of June 30, 2017 and represented 81.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.6 billion, or 81.5% of total funding, as of December 31, 2016. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.6 billion as of June 30, 2017 and represented 76.2% of total deposits, compared to core deposits of $3.6 billion, or 77.4% of total deposits, as of December 31, 2016. Additionally, the Company had $256.8 million of brokered deposits as of June 30, 2017, which represented 5.5% of total deposits, compared to $203.4 million or 4.4% of total deposits, as of December 31, 2016. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of June 30, 2017, representing 18.5% of total funding, compared to $1.0 billion, or 18.5% of total funding, as of December 31, 2016.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2017 and December 31, 2016, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion based on the level of qualifying collateral available for these borrowings.
As of June 30, 2017, the Banks also have access to funding through certain uncommitted lines of credit of $199.0 million. As of June 30, 2017, the Company had $17.0 million of borrowings on one uncommitted line of credit outstanding.
The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2017. As of June 30, 2017, the Company did not have any borrowings on this committed line of credit outstanding.

The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $76.6 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2017. As of June 30, 2017, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of June 30, 2017, cash, cash equivalents and investment securities available-for-sale totaled $654.6 million, or 9.8% of total assets. This compares to $591.3 million, or 9.2% of total assets as of December 31, 2016.
While management believes that the Company has adequate liquidity to meet its commitments and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2017	At December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$56,880	$27,750
Commercial	97,398	71,716
Residential mortgage	14,192	28,179
Unadvanced portion of loans and leases	536,527	580,416
Unused lines of credit:
Home equity	372,314	340,682
Other consumer	11,888	13,157
Other commercial	279	208
Unused letters of credit:
Financial standby letters of credit	10,846	11,720
Performance standby letters of credit	484	516
Commercial and similar letters of credit	840	785
Loan level derivatives:
Receive fixed, pay variable	409,837	383,780
Pay fixed, receive variable	409,837	383,780
Risk participation-out agreements	16,694	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	14,786	4,050
Sells foreign currency, buys U.S. currency	14,786	4,050

Capital Resources
As of June 30, 2017, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of June 30, 2017, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of June 30, 2017 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.
The Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2017:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$657,593	12.07%	$245,167	4.50%	$381,371	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	674,278	10.50%	256,868	4.00%	256,868	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	674,278	12.38%	326,791	6.00%	462,953	8.50%	N/A	N/A
Total risk-based capital ratio (4)	814,051	14.95%	435,613	8.00%	571,742	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$394,935	11.38%	$156,169	4.50%	$242,930	7.00%	$225,578	6.50%
Tier 1 leverage capital ratio (2)	402,376	10.08%	159,673	4.00%	159,673	4.00%	199,591	5.00%
Tier 1 risk-based capital ratio (3)	402,376	11.59%	208,305	6.00%	295,099	8.50%	277,740	8.00%
Total risk-based capital ratio (4)	445,768	12.84%	277,737	8.00%	364,530	10.50%	347,171	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$187,617	11.17%	$75,584	4.50%	$117,576	7.00%	$109,177	6.50%
Tier 1 leverage capital ratio (2)	187,617	9.06%	82,833	4.00%	82,833	4.00%	103,541	5.00%
Tier 1 risk-based capital ratio (3)	187,617	11.17%	100,779	6.00%	142,770	8.50%	134,372	8.00%
Total risk-based capital ratio (4)	205,590	12.24%	134,373	8.00%	176,364	10.50%	167,966	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$32,713	11.77%	$12,507	4.50%	$19,455	7.00%	$18,066	6.50%
Tier 1 leverage capital ratio (2)	32,713	8.70%	15,040	4.00%	15,040	4.00%	18,801	5.00%
Tier 1 risk-based capital ratio (3)	32,713	11.77%	16,676	6.00%	23,625	8.50%	22,235	8.00%
Total risk-based capital ratio (4)	36,200	13.03%	22,226	8.00%	29,171	10.50%	27,782	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of June 30, 2017 or December 31, 2016. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2017.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2017, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2017		December 31, 2016
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$8,191	3.6%	$6,403	3.0%
Up 200 basis points	5,627	2.5%	4,420	2.1%
Up 100 basis points	2,875	1.3%	2,288	1.1%
Down 100 basis points	(6,715)	-3.0%	(5,196)	-2.5%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 3.6% as of June 30, 2017, compared to a positive 3.0% as of December 31, 2016, the increase in asset sensitivity was due to a change in the funding mix, as core deposits and issued common stock funded balance sheet growth.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2017, the Company’s one-year cumulative gap was a negative $136.8 million, or 2.19% of total interest-earning assets, compared with a negative $275.3 million, or 4.56% of total interest-earning assets, at December 31, 2016.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of June 30, 2017, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2017	At December 31, 2016
Up 300 basis points	2.3%	-4.6%
Up 200 basis points	1.4%	-4.4%
Up 100 basis points	1.3%	-1.6%
Down 100 basis points	-8.8%	-6.4%

The Company's EVE sensitivity for Up shock scenarios moved from a negative outcome at December 31, 2016 to a positive outcome at June 30, 2017 due to the issuance of common stock which replaced short wholesale funding as well as the duration of assets shortened due to increased prepayments driven by lower, long term rates.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of June 30, 2017 and June 30, 2016; (2) Unaudited Consolidated Statements of Income for the three and six months June 30, 2017 and June 30, 2016; (3) Unaudited Consolidated Statements of Comprehensive Income for the three and six months June 30, 2017 and June 30, 2016; (4) Unaudited Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and June 30, 2016; (5) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; and (6) Notes to Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2017 and June 30, 2016.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 4, 2017	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)