Form 10-Q
period 2017-09-30
BROOKLINE BANCORP INC
filed 2017-11-03
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 3, 2017, the number of shares of common stock, par value $0.01 per share, outstanding was 76,652,372.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2017	At December 31, 2016
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$35,392	$36,055
Short-term investments	27,971	31,602
Total cash and cash equivalents	63,363	67,657
Investment securities available-for-sale	522,910	523,634
Investment securities held-to-maturity (fair value of $107,220 and $85,271, respectively)	107,738	87,120
Total investment securities	630,648	610,754
Loans held-for-sale	2,973	13,078
Loans and leases:
Commercial real estate loans	3,029,009	2,918,567
Commercial loans and leases	1,585,296	1,495,408
Consumer loans	1,025,135	984,889
Total loans and leases	5,639,440	5,398,864
Allowance for loan and lease losses	(65,413)	(53,666)
Net loans and leases	5,574,027	5,345,198
Restricted equity securities	62,135	64,511
Premises and equipment, net of accumulated depreciation of $61,716 and $58,790, respectively	81,159	76,176
Deferred tax asset	28,093	25,247
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $33,219 and $31,649, respectively	6,563	8,133
Other real estate owned ("OREO") and repossessed assets, net	4,398	1,399
Other assets	95,035	88,086
Total assets	$6,686,284	$6,438,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$905,472	$900,474
Interest-bearing deposits:
NOW accounts	318,284	323,160
Savings accounts	665,558	613,061
Money market accounts	1,749,040	1,733,359
Certificate of deposit accounts	1,167,329	1,041,022
Total interest-bearing deposits	3,900,211	3,710,602
Total deposits	4,805,683	4,611,076
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	872,579	910,774
Subordinated debentures and notes	83,229	83,105
Other borrowed funds	30,087	50,207
Total borrowed funds	985,895	1,044,086
Mortgagors' escrow accounts	8,151	7,645
Accrued expenses and other liabilities	74,019	72,573
Total liabilities	5,873,748	5,735,380

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,695,695 shares issued and 75,744,445 shares issued, respectively	817	757
Additional paid-in capital	697,888	616,734
Retained earnings, partially restricted	160,225	136,671
Accumulated other comprehensive loss	(1,893)	(3,818)
Treasury stock, at cost; 4,572,954 shares and 4,707,096 shares, respectively	(51,452)	(53,837)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 150,921 shares and 176,688 shares, respectively	(823)	(963)
Total Brookline Bancorp, Inc. stockholders' equity	804,762	695,544
Noncontrolling interest in subsidiary	7,774	7,205
Total stockholders' equity	812,536	702,749
Total liabilities and stockholders' equity	$6,686,284	$6,438,129

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$63,054	$57,858	$182,750	$167,474
Debt securities	3,154	2,822	9,310	8,829
Marketable and restricted equity securities	788	804	2,311	2,213
Short-term investments	180	47	342	149
Total interest and dividend income	67,176	61,531	194,713	178,665
Interest expense:
Deposits	5,984	5,112	16,607	14,875
Borrowed funds	4,349	4,069	12,582	11,980
Total interest expense	10,333	9,181	29,189	26,855
Net interest income	56,843	52,350	165,524	151,810
Provision for credit losses	2,911	2,215	17,186	7,138
Net interest income after provision for credit losses	53,932	50,135	148,338	144,672
Non-interest income:
Deposit fees	2,547	2,289	7,508	6,650
Loan fees	282	330	772	977
Loan level derivative income, net	844	858	1,432	3,697
Gain on sales of investment securities, net	—	—	11,393	—
Gain on sales of loans and leases held-for-sale	1,049	588	1,709	1,986
Other	1,251	1,264	3,544	3,893
Total non-interest income	5,973	5,329	26,358	17,203
Non-interest expense:
Compensation and employee benefits	21,067	20,369	61,761	58,179
Occupancy	3,650	3,411	10,952	10,328
Equipment and data processing	4,210	3,826	12,437	11,468
Professional services	973	997	3,115	2,925
FDIC insurance	842	956	2,648	2,677
Advertising and marketing	839	844	2,513	2,558
Amortization of identified intangible assets	519	623	1,570	1,879
Merger and acquisition expense	205	—	205	—
Other	3,103	2,362	8,758	7,707
Total non-interest expense	35,408	33,388	103,959	97,721
Income before provision for income taxes	24,497	22,076	70,737	64,154
Provision for income taxes	8,330	7,804	24,924	22,868
Net income before noncontrolling interest in subsidiary	16,167	14,272	45,813	41,286
Less net income attributable to noncontrolling interest in subsidiary	801	655	2,122	2,203
Net income attributable to Brookline Bancorp, Inc.	$15,366	$13,617	$43,691	$39,083
Earnings per common share:
Basic	$0.20	$0.19	$0.59	$0.56
Diluted	0.20	0.19	0.59	0.56
Weighted average common shares outstanding during the year:
Basic	76,452,539	70,299,722	73,743,658	70,228,127
Diluted	76,759,430	70,450,760	74,117,180	70,394,465
Dividends declared per common share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$16,167	$14,272	$45,813	$41,286

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	439	(1,672)	3,002	11,486
Income tax (benefit) expense	(157)	599	(1,077)	(4,114)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	282	(1,073)	1,925	7,372

Comprehensive income	16,449	13,199	47,738	48,658
Net income attributable to noncontrolling interest in subsidiary	801	655	2,122	2,203
Comprehensive income attributable to Brookline Bancorp, Inc.	$15,648	$12,544	$45,616	$46,455

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Net income attributable to Brookline Bancorp, Inc.	—	—	43,691	—	—	—	43,691	—	43,691
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,122	2,122
Issuance of common stock	60	81,943	—	—	—	—	82,003	—	82,003
Issuance of noncontrolling units	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—		1,925	—	—	1,925	—	1,925
Common stock dividends of $0.27 per share	—	—	(20,137)	—	—	—	(20,137)	—	(20,137)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,671)	(1,671)
Compensation under recognition and retention plan	—	(1,016)	—	—	2,385	—	1,369	—	1,369
Common stock held by ESOP committed to be released (25,767 shares)	—	227	—	—	—	140	367	—	367
Balance at September 30, 2017	$817	$697,888	$160,225	$(1,893)	$(51,452)	$(823)	$804,762	$7,774	$812,536

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity (Continued)
Nine Months Ended September 30, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486
Net income attributable to Brookline Bancorp, Inc.	—	—	39,083	—	—	—	39,083	—	39,083
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,203	2,203
Issuance of noncontrolling interest	—	—	—	—	—	—	—	76	76
Other comprehensive income	—	—		7,372	—	—	7,372	—	7,372
Common stock dividends of $0.27 per share	—	—	(19,018)	—	—	—	(19,018)	—	(19,018)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,734)	(1,734)
Compensation under recognition and retention plans	—	(1,023)	—	—	2,057	—	1,034	—	1,034
Common stock held by ESOP committed to be released (27,279 shares)	—	266	—	—	—	149	415	—	415
Balance at September 30, 2016	$757	$616,142	$129,740	$4,896	$(54,151)	$(1,013)	$696,371	$6,546	$702,917

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$43,691	$39,083
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	2,122	2,203
Provision for credit losses	17,186	7,138
Origination of loans and leases held-for-sale	(20,231)	(35,568)
Proceeds from sales of loans and leases held-for-sale, net	23,852	37,516
Deferred income tax benefit	(3,923)	(191)
Depreciation of premises and equipment	5,446	5,320
Amortization of investment securities premiums and discounts, net	1,320	1,787
Amortization of deferred loan and lease origination costs, net	4,909	4,438
Amortization of identified intangible assets	1,570	1,879
Amortization of debt issuance costs	75	56
Accretion of acquisition fair value adjustments, net	(1,467)	(3,105)
Gain on sales of investment securities, net	(11,393)	—
Gain on sales of loans and leases held-for-sale	(1,709)	(1,986)
Gain on sales of OREO and other repossessed assets, net	(79)	(84)
Write-down of OREO and other repossessed assets	430	51
Compensation under recognition and retention plans	1,720	1,250
ESOP shares committed to be released	367	415
Net change in:
Cash surrender value of bank-owned life insurance	(780)	(782)
Other assets	(6,117)	(20,493)
Accrued expenses and other liabilities	1,301	8,661
Net cash provided from operating activities	58,290	47,588

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	54,966	76,207
Purchases of investment securities available-for-sale	(52,448)	(77,275)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	3,154	41,381
Purchases of investment securities held-to-maturity	(23,884)	(25,045)
Proceeds from redemption/sales of restricted equity securities	18,111	2,817
Purchase of restricted equity securities	(4,342)	(2,383)
Proceeds from sales of loans and leases held-for-investment, net	25,445	23,116
Net increase in loans and leases	(273,700)	(377,638)
Purchase of premises and equipment, net	(10,604)	(2,747)
Proceeds from sales of OREO and other repossessed assets	2,873	2,647
Net cash used for investing activities	(260,429)	(338,920)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	68,300	240,714
Increase in certificates of deposit	126,307	18,247
Proceeds from FHLBB advances	3,158,111	5,137,549
Repayment of FHLBB advances	(3,195,278)	(5,096,506)
(Decrease) increase in other borrowed funds, net	(20,120)	412
Increase in mortgagors' escrow accounts, net	506	650
Proceeds from issuance of common stock	82,003	—
Payment of dividends on common stock	(20,137)	(19,018)
Payment of income taxes for shares withheld in share based activity	(294)	—
Proceeds from issuance of noncontrolling units	118	76
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,671)	(1,734)
Net cash provided from financing activities	197,845	280,390
Net decrease in cash and cash equivalents	(4,294)	(10,942)
Cash and cash equivalents at beginning of period	67,657	75,489
Cash and cash equivalents at end of period	$63,363	$64,547

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$31,411	$30,005
Income taxes	26,141	22,949
Non-cash investing activities:
Transfer from loans and leases held-for-sale to loans and leases	$7,500	$8,284
Transfer from loans to other real estate owned	6,223	2,423

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2017 and 2016
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
At and for the Nine Months Ended September 30, 2017 and 2016

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

Recent Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management has evaluated this ASU and has determined that ASU 2017-09 does apply. As of September 30, 2017, the Company has adopted the ASU and the adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and has determined the impact to be immaterial as of September 30, 2017. Management will meet to discuss and will put together a project team to assess steps to adoption prior to implementation of the standard in 2018.
In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and has determined the impact to be immaterial as of September 30, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management has evaluated this ASU and has determined that ASU 2017-04 does apply. As of September 30, 2017, the Company has adopted the ASU and determined the impact to be immaterial.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU was issued to provide clarification and uniformity on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. The amendments presented in this ASU are effective for fiscal years beginning after December 15, 2017. As of September 30, 2017, management believes that ASU 2016-15 does apply, and after completing an internal analysis has determined the impact of adoption of this ASU in 2018 to the financial statement presentation to be immaterial.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of September 30, 2017. In preparation for the adoption in 2019 of this ASU, management formed a steering committee which has developed an approach for implementation and has selected a third party software service provider.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply as of September 30, 2017. Management assembled a project team to address the changes pursuant to Topic 606 and the majority of the work was performed on the contracts and management believes there will be no material impact. The standard will be effective on January 1, 2018.
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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management has determined that this ASU does apply as of September 30, 2017. Management assembled a project team to address the changes pursuant to Topic 606 and the majority of the work was performed on the contracts. The project is substantially complete and Management believes that there is no material impact as a result of the adoption. The standard will be effective on January 1, 2018.
In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and has not determined the impact, if any, as of September 30, 2017. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption prior to implementation of the standard in 2019.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management has determined that this ASU does apply and has not determined the impact, if any, as of September 30, 2017. Management has put together a steering committee which has made progress identifying the additional data requirements necessary to implement the ASU and has determined an approach for implementation which includes the selection of a third party software service provider. A project team will be formed to ensure the availability of the elements needed for exit price disclosure prior to implementation of the standard in 2018.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. Management has determined that this ASU does apply as of September 30, 2017. A significant amount of the Company's revenues are derived from interest income on financial assets, which are excluded from the scope of the amended guidance.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Management assembled a project team to address the changes pursuant to Topic 606 and the project team has completed the scope assessment and contract review for in-scope revenue streams. To date, the Company has not identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company's implementation efforts are ongoing and such assessments may change prior to the implementation date of January 1, 2018.
(2) Acquisitions
First Commons Bank, N.A.
On September 20, 2017, the Company and First Commons Bank, N.A. (“First Commons Bank”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which First Commons Bank will merge with and into Brookline Bank. The Company expects to consummate the transaction during the first quarter of 2018, subject to approval by First Commons Bank shareholders, the receipt of all required regulatory approvals, and the satisfaction of customary closing conditions.
Under the terms of the Merger Agreement, the Company will pay $16.70 per share for the outstanding shares and warrants and $2.9 million in cash for the outstanding options of First Commons Bank representing a total transaction value of approximately $56.0 million. First Commons Bank stockholders will receive 1.171 shares of the Company's common stock for each First Commons Bank share they own, subject to adjustment based on Company's ten-day, volume-weighted average stock price between $13.19 and $15.33. The Company has the option to pay up to 50% of the consideration for the outstanding shares in cash.
First Commons Bank is a national banking association which was organized in 2009 and is headquartered in Newton Centre, a village of Newton, Massachusetts. First Commons Bank operates its business from two banking offices located in Massachusetts. First Commons Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans.
At September 30, 2017, First Commons Bank had total consolidated assets of approximately $311.4 million, loans of approximately $259.7 million, deposits of approximately $267.5 million and stockholders’ equity of approximately $35.6 million.
The Company recorded $205.0 thousand of merger and acquisition expense in connection with the proposed acquisition of First Commons Bank for the three and nine months ended September 30, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

(3) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$139,443	$481	$580	$139,344
GSE CMOs	138,137	34	2,891	135,280
GSE MBSs	182,913	590	1,385	182,118
SBA commercial loan asset-backed securities	77	—	—	77
Corporate debt obligations	58,638	336	83	58,891
U.S. Treasury bonds	4,822	—	11	4,811
Trust preferred securities	1,471	—	68	1,403
Marketable equity securities	975	16	5	986
Total investment securities available-for-sale	$526,476	$1,457	$5,023	$522,910
Investment securities held-to-maturity:
GSE debentures	$38,622	$11	$561	$38,072
GSEs MBSs	14,788	—	145	14,643
Municipal obligations	53,828	370	185	54,013
Foreign government obligations	500	—	8	492
Total investment securities held-to-maturity	$107,738	$381	$899	$107,220

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$98,122	$188	$1,290	$97,020
GSE CMOs	161,483	37	3,480	158,040
GSE MBSs	214,946	794	2,825	212,915
SBA commercial loan asset-backed securities	107	—	—	107
Corporate debt obligations	48,308	360	183	48,485
U.S. Treasury bonds	4,801	—	64	4,737
Trust preferred securities	1,469	—	111	1,358
Marketable equity securities	966	15	9	972
Total investment securities available-for-sale	$530,202	$1,394	$7,962	$523,634
Investment securities held-to-maturity:
GSE debentures	$14,735	$—	$634	$14,101
GSEs MBSs	17,666	—	187	17,479
Municipal obligations	54,219	5	1,020	53,204
Foreign government obligations	500	—	13	487
Total investment securities held-to-maturity	$87,120	$5	$1,854	$85,271
As of September 30, 2017, the fair value of all investment securities available-for-sale was $522.9 million, with net unrealized losses of $3.6 million, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of September 30, 2017, $377.4 million, or 72.2% of the portfolio, had gross unrealized losses of $5.0

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

million, compared to $389.0 million, or 74.3% of the portfolio, with gross unrealized losses of $8.0 million as of December 31, 2016.
As of September 30, 2017, the fair value of all investment securities held-to-maturity was $107.2 million, with net unrealized losses of $0.5 million, compared to a fair value of $85.3 million with net unrealized losses of $1.8 million as of December 31, 2016. As of September 30, 2017, $61.2 million, or 57.1% of the portfolio, had gross unrealized losses of $0.9 million. There were $82.0 million, or 96.1% of the portfolio, with net unrealized losses $1.9 million as of December 31, 2016.
Investment Securities as Collateral
As of September 30, 2017 and December 31, 2016, respectively, $424.1 million and $429.1 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2017 and December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Other-Than-Temporary Impairment ("OTTI")
Investment securities as of September 30, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$81,964	$492	$3,008	$88	$84,972	$580
GSE CMOs	85,854	1,338	48,779	1,553	134,633	2,891
GSE MBSs	132,593	1,129	5,656	256	138,249	1,385
SBA commercial loan asset-backed securities	36	—	34	—	70	—
Corporate debt obligations	10,304	22	2,446	61	12,750	83
U.S. Treasury bonds	4,811	11	—	—	4,811	11
Trust preferred securities	—	—	1,403	68	1,403	68
Marketable equity securities	506	5	—	—	506	5
Temporarily impaired investment securities available-for-sale	316,068	2,997	61,326	2,026	377,394	5,023
Investment securities held-to-maturity:
GSE debentures	26,166	561	—	—	26,166	561
GSEs MBSs	14,436	145	—	—	14,436	145
Municipal obligations	20,127	185	—	—	20,127	185
Foreign government obligations	492	8	—	—	492	8
Temporarily impaired investment securities held-to-maturity	61,221	899	—	—	61,221	899
Total temporarily impaired investment securities	$377,289	$3,896	$61,326	$2,026	$438,615	$5,922

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of September 30, 2017. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of September 30, 2017. If market

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of September 30, 2017, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $24.9 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2016.
As of September 30, 2017, the Company owned 44 GSE debentures with a total fair value of $139.3 million, and a net unrealized loss of $0.1 million. As of December 31, 2016, the Company held 29 GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of September 30, 2017, 28 of the 44 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 21 of the 29 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2017, the Company purchased a total of $42.1 million GSE debentures. This compares to $32.3 million purchased during the same period in 2016.
As of September 30, 2017, the Company owned 62 GSE CMOs with a total fair value of $135.3 million and a net unrealized loss of $2.9 million. As of December 31, 2016, the Company held 62 GSE CMOs with a total fair value of $158.0 million with a net unrealized loss of $3.4 million. As of September 30, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2017, the Company did not purchase any GSE CMOs, as compared to the same period in 2016, when the Company purchased a total of $3.1 million of GSE CMOs.
As of September 30, 2017, the Company owned 191 GSE MBSs with a total fair value of $182.1 million and a net unrealized loss of $0.8 million. As of December 31, 2016, the Company held 195 GSE MBSs with a total fair value of $212.9 million with a net unrealized loss of $2.0 million. As of September 30, 2017, 66 of the 191 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2017, the Company did not purchase any GSE MBSs, as compared to the same period in 2016, when the Company purchased a total of $36.7 million of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of September 30, 2017, the Company owned five SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2016, the Company owned six SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of September 30, 2017, four of the five securities in this portfolio were in an unrealized loss position. As of December 31, 2016, four of the six securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the nine months ended September 30, 2017 and 2016, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2017, the Company held 18 corporate obligation securities with a total fair value of $58.9 million and a net unrealized gain of $0.3 million. As of December 31, 2016, the Company held 16 corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million. As of September 30, 2017, three of the eighteen securities in this portfolio were in an unrealized loss position. As of December 31, 2016, three of the sixteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

During the nine months ended September 30, 2017 and 2016, the Company purchased a total of $10.3 million and $5.1 million of corporate obligations, respectively.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2017, the Company owned one U.S. Treasury bond with a total fair value of $4.8 million and an unrealized loss of $11.0 thousand. This compares to one U.S. Treasury bond with a total fair value of $4.7 million and an unrealized loss of $0.1 million as of December 31, 2016. During the nine months ended September 30, 2017 and 2016, the Company did not purchase any U.S. Treasury bonds.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of September 30, 2017, the Company owned two trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million as of December 31, 2016. As of September 30, 2017 and December 31, 2016, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
From time to time, the Company will invest in mutual funds for community reinvestment purposes. As of September 30, 2017 and December 31, 2016, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of September 30, 2017 and December 31, 2016, one of the two securities in this portfolio was in an unrealized loss position. During the nine months ended September 30, 2017 and 2016, the Company did not purchase any marketable equity securities.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at September 30, 2017. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of September 30, 2017, the Company owned 13 GSE debentures with a total fair value of $38.1 million and a net unrealized loss of $0.6 million. As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and an unrealized loss of $0.6 million. As of September 30, 2017, nine of the thirteen securities in this portfolio were in an unrealized loss position. At December 31, 2016, all five of the securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2017 and 2016, the Company purchased a total of $23.9 million and $17.7 million in GSE debentures, respectively.
As of September 30, 2017, the Company owned 11 GSE MBSs with a total fair value of $14.6 million and an unrealized loss of $0.1 million. As of December 31, 2016, the Company owned 11 GSE MBSs with a total fair value of $17.5 million and an unrealized loss of $0.2 million. As of September 30, 2017 and December 31, 2016, eight of the eleven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2017, the Company did not purchase any GSE MBSs, as compared to the same period in 2016, when the Company purchased a total of $2.4 million of GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of September 30, 2017, the Company owned 100 municipal obligation securities with a total fair value of $54.0 million and and a net unrealized gain of $0.2 million. As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value of $53.2 million and an unrealized loss of $1.0 million. As of September 30, 2017, 37 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when 93 of the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

100 securities were in an unrealized loss position. During the nine months ended September 30, 2017, the Company did not purchase any municipal obligations, as compared to the same period in 2016, when the Company purchased a total of $4.4 million of municipal obligations.
Foreign Government Obligations
The Company holds an investment in foreign government bonds. As of September 30, 2017 and December 31, 2016, the Company owned one foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2017 and December 31, 2016 respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2017, the Company did not purchase any foreign government obligations, as compared to the same period in 2016, when the Company repurchased the foreign government obligation security that matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2017			At December 31, 2016
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$13,589	$13,672	2.51%	$13	$13	0.17%
After 1 year through 5 years	133,047	133,571	2.03%	81,524	81,833	2.14%
After 5 years through 10 years	128,377	127,821	2.03%	128,956	127,952	2.03%
Over 10 years	250,488	246,860	2.01%	318,743	312,864	2.03%
	$525,501	$521,924	2.03%	$529,236	$522,662	2.04%
Investment securities held-to-maturity:
Within 1 year	$798	$798	1.00%	$190	$190	1.00%
After 1 year through 5 years	49,124	49,214	1.69%	23,012	22,750	1.30%
After 5 years through 10 years	43,236	42,772	1.82%	46,442	45,042	1.75%
Over 10 years	14,580	14,436	1.93%	17,476	17,289	2.11%
	$107,738	$107,220	1.77%	$87,120	$85,271	1.70%
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
As of September 30, 2017, issuers of debt securities with an estimated fair value of $21.5 million had the right to call or prepay the obligations. Of the $21.5 million, approximately $15.0 million matures in 1 - 5 years, $6.5 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2016, issuers of debt securities with an estimated fair value of approximately $27.9 million had the right to call or prepay the obligations. Of the $27.9 million, $3.0 million matures in 1-5 years, $23.5 million matures in 6-10 years, and $1.4 million matures after ten years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Security Sales
On February 3, 2017, the Company, through its wholly owned subsidiary, Brookline Securities Corp. ("Brookline Securities"), received $319.04 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by Brookline Securities. The exchange was completed in accordance with the merger agreement entered into between NRS and CBU. As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all the CBU shares. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The table below summarizes the activity with respect to the sale of the CBU shares.

Nine Months Ended September 30, 2017
(In Thousands)
Sales of marketable and restricted equity securities	$11,393

Gross gains from sales	11,612
Gross losses from sales	(219)
Gain on sales of securities, net	$11,393
Brookline Securities held one Class A Common Stock share and 2,070 Class B Common Stock shares of the Savings Bank Life Insurance Company of Massachusetts ("SBLI"). In July 2017, SBLI converted from a Massachusetts stock insurance company to a Massachusetts mutual insurance company and, as a result, Brookline Securities received $500 for one share of Class A Common Stock and $128 per share for its 2,070 shares of Class B Common Stock of SBLI, in exchange for $265.5 thousand in cash. Brookline Securities recognized a nominal gain on the exchange.
There were no security sales during the three month period ended September 30, 2016 and the nine month period ended September 30, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2017
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,002,369	4.11%	$117,071	4.33%	$2,119,440	4.12%
Multi-family mortgage	718,495	4.05%	25,417	4.48%	743,912	4.06%
Construction	165,657	4.33%	—	—%	165,657	4.33%
Total commercial real estate loans	2,886,521	4.11%	142,488	4.36%	3,029,009	4.12%
Commercial loans and leases:
Commercial	679,984	4.24%	9,026	5.51%	689,010	4.26%
Equipment financing	837,702	7.24%	4,814	5.91%	842,516	7.23%
Condominium association	53,770	4.44%	—	—%	53,770	4.44%
Total commercial loans and leases	1,571,456	5.85%	13,840	5.65%	1,585,296	5.85%
Consumer loans:
Residential mortgage	593,922	3.76%	58,493	4.22%	652,415	3.80%
Home equity	311,718	4.05%	45,264	4.49%	356,982	4.11%
Other consumer	15,627	5.36%	111	18.00%	15,738	5.45%
Total consumer loans	921,267	3.89%	103,868	4.35%	1,025,135	3.94%
Total loans and leases	$5,379,244	4.58%	$260,196	4.42%	$5,639,440	4.57%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.3 million and $14.2 million as of September 30, 2017 and December 31, 2016, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 28.1% of which is in the greater New York and New Jersey metropolitan area and 71.9% of which is in other areas in the United States of America as of September 30, 2017.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Balance at beginning of period	$13,702	$18,038	$14,353	$20,796
Accretion	(2,872)	(1,479)	(6,604)	(3,914)
Reclassification from (to) nonaccretable difference as a result of changes in expected cash flows	871	(377)	3,952	(700)
Balance at end of period	$11,701	$16,182	$11,701	$16,182
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended September 30, 2017 and 2016, accretable yield adjustments totaling $0.9 million and $0.4 million, respectively, were made for certain loan pools. During the nine months ended September 30, 2017 and 2016, accretable yield

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

adjustments totaling $4.0 million and $0.7 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
Loans and Leases Pledged as Collateral
As of September 30, 2017 and December 31, 2016, there were $2.0 billion and $2.1 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2017 and December 31, 2016.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521
Charge-offs	(65)	(1,965)	(113)	(2,143)
Recoveries	—	109	80	189
Provision for loan and lease losses	979	1,832	35	2,846
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

	Three Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2016	$29,861	$22,916	$4,481	$57,258
Charge-offs	(50)	(545)	(244)	(839)
Recoveries	—	170	149	319
(Credit) provision for loan and lease losses	(1,755)	3,923	(14)	2,154
Balance at September 30, 2016	$28,056	$26,464	$4,372	$58,892

	Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(294)	(6,267)	(329)	(6,890)
Recoveries	476	800	263	1,539
Provision for loan and lease losses	1,041	15,636	421	17,098
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(1,534)	(3,250)	(1,254)	(6,038)
Recoveries	—	495	605	1,100
(Credit) provision for loan and lease losses	(561)	7,201	451	7,091
Balance at September 30, 2016	$28,056	$26,464	$4,372	$58,892
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million at September 30, 2017 and December 31, 2016, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the nine-month periods ended September 30, 2017 and 2016.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$979	$(1,755)	$1,041	$(561)
Commercial	1,832	3,923	15,636	7,201
Consumer	35	(14)	421	451
Total provision for loan and lease losses	2,846	2,154	17,098	7,091
Unfunded credit commitments	65	61	88	47
Total provision for credit losses	$2,911	$2,215	$17,186	$7,138
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
At and for the Nine Months Ended September 30, 2017 and 2016

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

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance over the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured ("TDR") loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.

As of September 30, 2017, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

As of September 30, 2017, the Company had a portfolio of approximately $27.1 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the current risks associated with the portfolio.

As of September 30, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $7.2 million of which $5.7 million were specific reserves and $1.5 million was a general reserve. As of December 31, 2016, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.3 million of which $0.1 million were specific reserves and $1.2 million was a general reserve. The increase in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the increase in specific reserves due to changes in the underlying collateral value of taxi medallions and the increase in general reserve due to the increase in the historical loss factor applied to the taxi medallion loans. The total troubled debt restructured loans and leases secured by taxi medallions increased by $0.6 million from $6.1 million at December 31, 2016 to $6.7 million at September 30, 2017 due to six taxi medallion relationships which were restructured during the first quarter of 2017. The total loans and leases secured by taxi medallions that were placed on nonaccrual increased to $15.1 million at September 30, 2017 from $13.4 million at December 31, 2016 due to the six restructured taxi medallion relationships mentioned above which were placed on nonaccrual status. In addition, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $57.9 million as of September 30, 2017, compared to $53.5 million as of December 31, 2016. The general allowance for loan and lease losses increased by $4.4 million during the nine months ended September 30, 2017, as a result of the continued growth in the Company's loan portfolios and the increase in historical loss factors applied to taxi medallion and commercial real estate loan portfolios.

The specific allowance for loan and lease losses was $7.5 million as of September 30, 2017, compared to $0.2 million as of December 31, 2016. The specific allowance increased by $7.3 million during the nine months ended September 30, 2017,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

primarily due to the reduction in collateral values for taxi medallion loans and the increase in specific reserves for one commercial loan.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Credit Quality Information
The following tables present the recorded investment in loans in each class as of September 30, 2017, by credit quality indicator.

	At September 30, 2017
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$1,990,531	$717,703	$164,797	$644,134	$826,837	$53,770	$15,598	$4,413,370
OAEM	5,177	—	—	8,638	748	—	—	14,563
Substandard	6,460	792	860	24,128	5,729	—	29	37,998
Doubtful	201	—	—	3,084	4,388	—	—	7,673
Total originated	2,002,369	718,495	165,657	679,984	837,702	53,770	15,627	4,473,604

Acquired:
Loan rating:
Pass	105,302	25,120	—	7,037	4,800	—	110	142,369
OAEM	9,906	—	—	269	—	—	1	10,176
Substandard	1,761	297	—	1,720	14	—	—	3,792
Doubtful	102	—	—	—	—	—	—	102
Total acquired	117,071	25,417	—	9,026	4,814	—	111	156,439

Total loans	$2,119,440	$743,912	$165,657	$689,010	$842,516	$53,770	$15,738	$4,630,043
As of September 30, 2017, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At September 30, 2017
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$151,791	23.3%	$149,477	41.9%
50% - 69%	256,413	39.3%	75,490	21.1%
70% - 79%	160,117	24.5%	61,081	17.1%
80% and over	24,318	3.7%	25,626	7.2%
Data not available*	1,283	0.2%	44	—%
Total originated	593,922	91.0%	311,718	87.3%

Acquired:
Loan-to-value ratio:
Less than 50%	17,102	2.6%	27,383	7.8%
50%—69%	19,734	3.0%	14,852	4.1%
70%—79%	12,020	1.8%	1,372	0.4%
80% and over	8,552	1.3%	859	0.2%
Data not available*	1,085	0.3%	798	0.2%
Total acquired	58,493	9.0%	45,264	12.7%

Total loans	$652,415	100.0%	$356,982	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

The following tables present the recorded investment in loans in each class as of December 31, 2016, by credit quality indicator.

	At December 31, 2016
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$1,899,162	$700,046	$136,607	$583,940	$786,050	$60,122	$12,018	$4,177,945
OAEM	1,538	—	178	8,675	824	—	—	11,215
Substandard	6,288	1,404	—	28,595	4,848	—	12	41,147
Doubtful	266	—	—	75	1,980	—	—	2,321
Total originated	1,907,254	701,450	136,785	621,285	793,702	60,122	12,030	4,232,628

Acquired:
Loan rating:
Pass	131,850	29,153	214	10,312	6,158	—	128	177,815
OAEM	1,408	270	—	249	—	—	—	1,927
Substandard	9,768	313	—	3,017	—	—	—	13,098
Doubtful	102	—	—	563	—	—	—	665
Total acquired	143,128	29,736	214	14,141	6,158	—	128	193,505

Total loans	$2,050,382	$731,186	$136,999	$635,426	$799,860	$60,122	$12,158	$4,426,133
As of December 31, 2016, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At December 31, 2016
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$138,030	22.1%	$153,679	44.9%
50%—69%	229,799	36.9%	61,553	18.1%
70%—79%	162,614	26.0%	49,987	14.6%
80% and over	21,859	3.5%	23,317	6.8%
Data not available*	3,128	0.5%	825	0.2%
Total originated	555,430	89.0%	289,361	84.6%

Acquired:
Loan-to-value ratio:
Less than 50%	17,809	2.9%	32,334	9.4%
50%—69%	24,027	3.8%	15,059	4.4%
70%—79%	14,030	2.2%	3,069	0.9%
80% and over	10,069	1.6%	1,016	0.3%
Data not available*	2,984	0.5%	1,402	0.4%
Total acquired	68,919	11.0%	52,880	15.4%

Total loans	$624,349	100.0%	$342,241	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At September 30, 2017	At December 31, 2016
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$—	$251
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	1,508	1,213

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of September 30, 2017 and December 31, 2016.

	At September 30, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$726	$400	$1,006	$2,132	$2,000,237	$2,002,369	$—	$2,915
Multi-family mortgage	4,019	919	—	4,938	713,557	718,495	—	792
Construction	3,021	—	860	3,881	161,776	165,657	—	860
Total commercial real estate loans	7,766	1,319	1,866	10,951	2,875,570	2,886,521	—	4,567
Commercial loans and leases:
Commercial	1,241	944	15,118	17,303	662,681	679,984	—	21,335
Equipment financing	1,625	900	3,611	6,136	831,566	837,702	46	9,858
Condominium association	317	38	—	355	53,415	53,770	—	—
Total commercial loans and leases	3,183	1,882	18,729	23,794	1,547,662	1,571,456	46	31,193
Consumer loans:
Residential mortgage	963	214	1,516	2,693	591,229	593,922	—	1,730
Home equity	1,046	1	126	1,173	310,545	311,718	1	402
Other consumer	226	26	15	267	15,360	15,627	—	29
Total consumer loans	2,235	241	1,657	4,133	917,134	921,267	1	2,161
Total originated loans and leases	$13,184	$3,442	$22,252	$38,878	$5,340,366	$5,379,244	$47	$37,921
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At September 30, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$799	$147	$731	$1,677	$115,394	$117,071	$661	$136
Multi-family mortgage	—	—	3	3	25,414	25,417	3	—
Total commercial real estate loans	799	147	734	1,680	140,808	142,488	664	136
Commercial loans and leases:
Commercial	5	21	1,198	1,224	7,802	9,026	167	1,032
Equipment financing	—	—	14	14	4,800	4,814	14	—
Total commercial loans and leases	5	21	1,212	1,238	12,602	13,840	181	1,032
Consumer loans:
Residential mortgage	710	550	1,729	2,989	55,504	58,493	1,489	239
Home equity	557	74	269	900	44,364	45,264	142	645
Other consumer		—	—	—	111	111	—	—
Total consumer loans	1,267	624	1,998	3,889	99,979	103,868	1,631	884
Total acquired loans and leases	$2,071	$792	$3,944	$6,807	$253,389	$260,196	$2,476	$2,052

Total loans and leases	$15,255	$4,234	$26,196	$45,685	$5,593,755	$5,639,440	$2,523	$39,973

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

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
At and for the Nine Months Ended September 30, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Commercial Real Estate Loans—As of September 30, 2017, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 37.6%; multi-family mortgage loans -- 13.2%; and construction loans -- 2.9%.
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
Commercial Loans and Leases—As of September 30, 2017, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 12.2%; equipment financing loans -- 14.9%; and loans to condominium associations -- 1.0%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of September 30, 2017, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.6%, home equity loans -- 6.3%, and other consumer loans -- 0.3%.
Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas. The payment status and loan-to-value ratio are the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 days or more past due, or are placed on nonaccrual.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At September 30, 2017			At December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,620	$9,612	$—	$9,113	$9,104	$—
Commercial	24,749	24,737	—	39,269	39,210	—
Consumer	3,545	3,536	—	4,823	4,815	—
Total originated with no related allowance recorded	37,914	37,885	—	53,205	53,129	—
With an allowance recorded:
Commercial real estate	3,061	3,061	1	3,984	3,984	28
Commercial	17,993	17,946	7,488	605	605	97
Total originated with an allowance recorded	21,054	21,007	7,489	4,589	4,589	125
Total originated impaired loans and leases	58,968	58,892	7,489	57,794	57,718	125

Acquired:
With no related allowance recorded:
Commercial real estate	2,112	2,112	—	10,400	10,400	—
Commercial	2,042	2,042	—	3,948	3,948	—
Consumer	4,807	4,807	—	6,384	6,399	—
Total acquired with no related allowance recorded	8,961	8,961	—	20,732	20,747	—
With an allowance recorded:
Consumer	171	171	21	253	253	27
Total acquired with an allowance recorded	171	171	21	253	253	27
Total acquired impaired loans and leases	9,132	9,132	21	20,985	21,000	27

Total impaired loans and leases	$68,100	$68,024	$7,510	$78,779	$78,718	$152
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $37.5 million and $2.1 million, respectively as of September 30, 2017.

(2) Includes originated and acquired nonaccrual loans of $34.1 million and $3.6 million, respectively as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,841	$83	$6,636	$49
Commercial	26,329	173	21,474	147
Consumer	3,559	14	3,480	18
Total originated with no related allowance recorded	39,729	270	31,590	214
With an allowance recorded:
Commercial real estate	3,061	38	4,549	48
Commercial	18,210	—	14,390	3
Consumer	—	—	248	—
Total originated with an allowance recorded	21,271	38	19,187	51
Total originated impaired loans and leases	61,000	308	50,777	265

Acquired:
With no related allowance recorded:
Commercial real estate	2,116	8	9,952	67
Commercial	2,218	8	4,127	29
Consumer	4,837	18	8,475	16
Total acquired with no related allowance recorded	9,171	34	22,554	112
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	—	—	486	—
Consumer	171	1	423	2
Total acquired with an allowance recorded	171	1	909	2
Total acquired impaired loans and leases	9,342	35	23,463	114

Total impaired loans and leases	$70,342	$343	$74,240	$379

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$10,200	$205	$5,655	$119
Commercial	24,206	522	16,602	412
Consumer	4,712	44	3,865	55
Total originated with no related allowance recorded	39,118	771	26,122	586
With an allowance recorded:
Commercial real estate	3,377	124	4,957	146
Commercial	20,771	1	13,017	5
Consumer	—	—	165	—
Total originated with an allowance recorded	24,148	125	18,139	151
Total originated impaired loans and leases	63,266	896	44,261	737

Acquired:
With no related allowance recorded:
Commercial real estate	5,009	54	8,341	126
Commercial	2,615	26	4,254	66
Consumer	5,551	52	7,795	51
Total acquired with no related allowance recorded	13,175	132	20,390	243
With an allowance recorded:
Commercial real estate	—	—	1,458	—
Commercial	—	—	486	—
Consumer	169	3	490	6
Total acquired with an allowance recorded	169	3	2,434	6
Total acquired impaired loans and leases	13,344	135	22,824	249

Total impaired loans and leases	$76,610	$1,031	$67,085	$986

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$1	$7,488	$—	$7,489
Collectively evaluated for impairment	28,058	23,499	5,364	56,921
Total originated loans and leases	28,059	30,987	5,364	64,410

Acquired:
Individually evaluated for impairment	—	—	21	21
Collectively evaluated for impairment	156	14	22	192
Acquired with deteriorated credit quality	653	74	63	790
Total acquired loans and leases	809	88	106	1,003

Total allowance for loan and lease losses	$28,868	$31,075	$5,470	$65,413

Loans and Leases:
Originated:
Individually evaluated for impairment	$12,677	$37,545	$3,320	$53,542
Collectively evaluated for impairment	2,873,844	1,533,911	917,947	5,325,702
Total originated loans and leases	2,886,521	1,571,456	921,267	5,379,244

Acquired:
Individually evaluated for impairment	—	1,522	1,912	3,434
Collectively evaluated for impairment	36,283	6,641	60,472	103,396
Acquired with deteriorated credit quality (1)	106,205	5,677	41,484	153,366
Total acquired loans and leases	142,488	13,840	103,868	260,196

Total loans and leases	$3,029,009	$1,585,296	$1,025,135	$5,639,440
___________________________________________________________________________
(1) Includes impaired loans of $5.3 million as of September 30, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$28	$97	$—	$125
Collectively evaluated for impairment	26,830	20,682	4,776	52,288
Total originated loans and leases	26,858	20,779	4,776	52,413

Acquired:
Individually evaluated for impairment	—	—	27	27
Collectively evaluated for impairment	221	13	34	268
Acquired with deteriorated credit quality	566	114	278	958
Total acquired loans and leases	787	127	339	1,253

Total allowance for loan and lease losses	$27,645	$20,906	$5,115	$53,666

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,097	$37,637	$4,711	$55,445
Collectively evaluated for impairment	2,732,392	1,437,472	858,251	5,028,115
Total originated loans and leases	2,745,489	1,475,109	862,962	5,083,560

Acquired:
Individually evaluated for impairment	690	3,047	2,028	5,765
Collectively evaluated for impairment	47,599	10,863	70,115	128,577
Acquired with deteriorated credit quality (1)	124,789	6,389	49,784	180,962
Total acquired loans and leases	173,078	20,299	121,927	315,304

Total loans and leases	$2,918,567	$1,495,408	$984,889	$5,398,864
___________________________________________________________________________
(1) Includes impaired loans of $14.6 million as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2017	At December 31, 2016
	(In Thousands)
Troubled debt restructurings:
On accrual	$14,024	$13,883
On nonaccrual	15,290	11,919
Total troubled debt restructurings	$29,314	$25,802

Total troubled debt restructuring loans and leases increased by $3.5 million to $29.3 million at September 30, 2017 from
$25.8 million at December 31, 2016, primarily driven by the restructuring of six commercial loans, offset by the repayment of other troubled debt restructured loans.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended September 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$350	$350	$152	$350	$—	—	$—
Equipment financing	5	817	804	—	804	—	—	—
Total originated	6	$1,167	$1,154	$152	$1,154	$—	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

There were no acquired loans and leases that met the definition of a troubled debt restructured during the three months ended September 30, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At and for the Three Months Ended September 30, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	2	$812	$812	$220	$473	$—	1	$348
Equipment financing	1	433	433	—	433	—	2	353
Total originated	3	1,245	1,245	220	906	—	3	701

Acquired:
Home equity	4	323	323	20	146	—	—	—
Total acquired	4	323	323	20	146	—	—	—

Total loans and leases	7	$1,568	$1,568	$240	$1,052	$—	3	$701
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Nine Months Ended September 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$190	$189	$—	$—	$—	—	$—
Commercial	10	7,861	6,793	2,520	5,111	—	2	3,431
Equipment financing	14	2,401	2,321	—	2,136	—	—	—
Total originated	25	$10,452	$9,303	$2,520	$7,247	$—	2	$3,431

There were no acquired loans and leases that met the definition of a troubled debt restructured during the nine months ended September 30, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	At and for the Nine Months Ended September 30, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$1,155	$1,127	$—	$1,127	$—	—	$—
Commercial	22	9,701	9,504	3,478	9,136	—	2	376
Equipment financing	3	797	786	—	786	—	2	353
Total originated	27	11,653	11,417	3,478	11,049	—	4	729

Acquired:
Commercial	—	—	—	—	—	—	2	696
Residential mortgage	5	374	372	20	146	—	—	—
Total acquired	5	374	372	20	146	—	2	696

Total loans and leases	32	$12,027	$11,789	$3,498	$11,195	$—	6	$1,425
The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Loans with one modification:
Extended maturity	$—	$528	$4,463	$604
Adjusted principal	—	—	19	410
Interest only	350	—	350	2,346
Combination maturity, principal, interest rate	804	1,040	2,253	8,201
Total loans with one modification	1,154	1,568	7,085	11,561

Loans with more than one modification:
Extended maturity	—	—	1,870	228
Combination maturity, principal, interest rate	—	—	348	—
Total loans with more than one modification	—	—	2,218	228

Total loans with modifications	$1,154	$1,568	$9,303	$11,789
The troubled debt restructuring loans and leases that were modified for the nine months ended September 30, 2017 and 2016 were $9.3 million and $11.8 million, respectively. The decrease in troubled debt restructuring loans and leases that were modified for the nine months ended September 30, 2017 was primarily due to the decrease in the modification of loans and leases secured by taxi medallions.
There was $2.2 million in troubled debt restructuring loans and leases with more than one modification during the nine months ended September 30, 2017 and none during the three months ended September 30, 2017.
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the three and nine months ended September 30, 2017 were $0.6 million and $2.6 million, respectively, driven by the charge-off of five

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

commercial loans secured by taxi medallions. The net charge-offs for performing and nonperforming troubled debt restructuring loans and leases for the three and nine months ended September 30, 2016 were $28.0 thousand and $110.0 thousand, respectively.
As of September 30, 2017 and 2016, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2017	At December 31, 2016
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	5,474	7,044
Trade name	1,089	1,089
Total other intangible assets	6,563	8,133
Total goodwill and other intangible assets	$144,453	$146,023
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 8.1 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2017	$519
Year ending:
2018	1,669
2019	1,295
2020	944
2021	601
2022	299
Thereafter	147
Total	$5,474
(7) Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2017 and 2016, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2017	$(2,570)	$395	$(2,175)
Other comprehensive income	282	—	282
Balance at September 30, 2017	$(2,288)	$395	$(1,893)

	Three Months Ended September 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2016	$5,618	$351	$5,969
Other comprehensive loss	(1,073)	—	(1,073)
Balance at September 30, 2016	$4,545	$351	$4,896

	Nine Months Ended September 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive income	1,925	—	1,925
Balance at September 30, 2017	$(2,288)	$395	$(1,893)

	Nine Months Ended September 30, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive income	7,372	—	7,372
Balance at September 30, 2016	$4,545	$351	$4,896

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016.
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of September 30, 2017 or December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	61	$—	$5,996	$—	$28,378	$431,096	$465,470	$9,975
Pay fixed, receive variable	61	—	5,996	—	28,378	431,096	465,470	9,975
Risk participation-out agreements	5	—	—	—	8,732	20,126	28,858	49
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	14

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	25	$1,200	$—	$—	$—	$—	$1,200	$22
Sells foreign currency, buys U.S. currency	50	1,208	—	—	—	—	1,208	14

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2016
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	54	$—	$4,025	$2,141	$29,501	$348,113	$383,780	$9,738
Pay fixed, receive variable	54	—	4,025	2,141	29,501	348,113	383,780	9,738
Risk participation-out agreements	5	—	—	—	9,078	7,883	16,961	20

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	3	$195	$—	$—	$—	$—	$195	$—
Sells foreign currency, buys U.S. currency	3	195	—	—	—	—	195	—
As of December 31, 2016, the Company held no risk participation-in agreements. As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. Refer also to Note 11, "Fair Value of Financial Instruments."
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $28.4 million and $34.5 million in the normal course of business as of September 30, 2017 and December 31, 2016, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$9,975	$—	$9,975	$—	$—	$9,975
Risk participation-out agreements	49	—	49	—	—	49
Foreign exchange contracts	22	—	22	—	—	22
Total	$10,046	$—	$10,046	$—	$—	$10,046

Liability derivatives
Loan level derivatives	$9,975	$—	$9,975	$28,371	$—	$—
Risk participation-in agreements	14	—	14	—	—	—
Foreign exchange contracts	14	—	14	—	—	—
Total	$10,003	$—	$10,003	$28,371	$—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

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
(9) Stock Based Compensation
As of September 30, 2017, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three and nine months ended September 30, 2017, 151,083 and 163,204 shares were issued upon satisfaction of required conditions of the Plans. During the three and nine months ended September 30, 2016, 134,809 and 136,139 shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. Total expense for the Plans was $1.8 million and $1.4 million for the nine months ended September 30, 2017 and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

2016, respectively. The increase in the total expense for the Plans for the three and nine months ended September 30, 2017 is due to the increase in the grant price of the shares which is driven by the Company’s stock price.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$15,366	$15,366	$13,617	$13,617

Denominator:
Weighted average shares outstanding	76,452,539	76,452,539	70,299,722	70,299,722
Effect of dilutive securities	—	306,891	—	151,038
Adjusted weighted average shares outstanding	76,452,539	76,759,430	70,299,722	70,450,760

EPS	$0.20	$0.20	$0.19	$0.19

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$43,691	$43,691	$39,083	$39,083

Denominator:
Weighted average shares outstanding	73,743,658	73,743,658	70,228,127	70,228,127
Effect of dilutive securities	—	373,522	—	166,338
Adjusted weighted average shares outstanding	73,743,658	74,117,180	70,228,127	70,394,465

EPS	$0.59	$0.59	$0.56	$0.56
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$139,344	$—	$139,344
GSE CMOs	—	135,280	—	135,280
GSE MBSs	—	182,118	—	182,118
SBA commercial loan asset-backed securities	—	77	—	77
Corporate debt obligations	—	58,891	—	58,891
U.S. Treasury bonds	—	4,811	—	4,811
Trust preferred securities	—	1,403	—	1,403
Marketable equity securities	986	—	—	986
Total investment securities available-for-sale	$986	$521,924	$—	$522,910
Loan level derivatives	$—	$9,975	$—	$9,975
Risk participation-out agreements	—	49	—	49
Foreign exchange contracts	—	22	—	22
Liabilities:
Loan level derivatives	$—	$9,975	$—	$9,975
Risk participation-in agreements	—	14	—	14
Foreign exchange contracts	—	14	—	14

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$97,020	$—	$97,020
GSE CMOs	—	158,040	—	158,040
GSE MBSs	—	212,915	—	212,915
SBA commercial loan asset-backed securities	—	107	—	107
Corporate debt obligations	—	48,485	—	48,485
U.S. Treasury bonds	—	4,737	—	4,737
Trust preferred securities	—	1,358	—	1,358
Marketable equity securities	972	—	—	972
Total investment securities available-for-sale	$972	$522,662	$—	$523,634
Loan level derivatives	$—	$9,738	$—	$9,738
Risk participation-out agreements	—	20	—	20
Liabilities:
Loan level derivatives	$—	$9,738	$—	$9,738

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

As of December 31, 2016, the fair value of the foreign exchange contracts was nominal. As of December 31, 2016, the Company held no risk participation-in agreements.
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2017 and December 31, 2016, no investment securities were valued using pricing models included in Level 3.
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
Derivatives and Hedging Instruments
The fair values for the interest-rate swap assets and liabilities, risk participation agreements (RPA in/out), and foreign exchange derivatives represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves and foreign exchange rates where applicable. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 8, "Derivatives and Hedging Activities."
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2017 and 2016, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$32,800	$32,800
OREO	—	—	3,235	3,235
Repossessed assets	—	1,163	—	1,163
Total assets measured at fair value on a non-recurring basis	$—	$1,163	$36,035	$37,198

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$27,282	$27,282
OREO	—	—	618	618
Repossessed assets	—	781	—	781
Total assets measured at fair value on a non-recurring basis	$—	$781	$27,900	$28,681
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

	Fair Value		Valuation Technique
	At September 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$32,800	$27,282	Appraisal of collateral (1)
Other real estate owned	3,235	618	Appraisal of collateral (1)
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
At and for the Nine Months Ended September 30, 2017 and 2016

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
	(In Thousands)
At September 30, 2017
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$38,622	$38,072	$—	$38,072	$—
GSE MBSs	14,788	14,643	—	14,643	—
Municipal obligations	53,828	54,013	—	54,013	—
Foreign government obligations	500	492	—	—	492
Loans held-for-sale	2,973	2,973	—	2,973	—
Loans and leases, net	5,574,027	5,480,446	—	—	5,480,446
Restricted equity securities	62,135	62,135	—	—	62,135
Loan level derivatives	9,975	9,975	—	9,975	—
Risk participation-out agreements	49	49	—	49	—
Foreign exchange contracts	22	22	—	22	—
Financial liabilities:
Certificates of deposit	1,167,329	1,164,618	—	1,164,618	—
Borrowed funds	985,895	967,643	—	967,643	—
Loan level derivatives	9,975	9,975	—	9,975	—
Risk participation-in agreements	14	14	—	14	—
Foreign exchange contracts	14	14	—	14	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2016
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$14,735	$14,101	$—	$14,101	$—
GSE MBSs	17,666	17,479	—	17,479	—
Municipal obligations	54,219	53,204	—	53,204	—
Foreign government obligations	500	487	—	—	487
Loans held-for-sale	13,078	13,078	—	13,078	—
Loans and leases, net	5,345,198	5,195,312	—	—	5,195,312
Restricted equity securities	64,511	75,589	—	—	75,589
Loan level derivatives	9,738	9,738	—	9,738	—
Risk participation-out agreements	20	20	—	20	—
Financial liabilities:
Certificates of deposit	1,041,022	1,042,653	—	1,042,653	—
Borrowed funds	1,044,086	1,030,753	—	1,030,753	—
Loan level derivatives	9,738	9,738	—	9,738	—
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
At and for the Nine Months Ended September 30, 2017 and 2016

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2017	At December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$95,484	$27,750
Commercial	89,036	71,716
Residential mortgage	19,672	28,179
Unadvanced portion of loans and leases	526,532	580,416
Unused lines of credit:
Home equity	383,973	340,682
Other consumer	14,119	13,157
Other commercial	306	208
Unused letters of credit:
Financial standby letters of credit	11,270	11,720
Performance standby letters of credit	668	516
Commercial and similar letters of credit	855	785
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	465,470	383,780
Pay fixed, receive variable	465,470	383,780
Risk participation-out agreements	28,858	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,200	195
Sells foreign currency, buys U.S. currency	1,208	195
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
The fair value of derivative assets and liabilities was $10.0 million and $10.0 million, respectively, as of September 30, 2017. The fair value of derivative assets and liabilities was $9.8 million and $9.7 million, respectively, as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Nine Months Ended September 30, 2017 and 2016

The fair value of foreign exchange assets and liabilities was $22.0 thousand and $14.0 thousand, respectively, as of September 30, 2017. The fair value of foreign exchange assets and liabilities was nominal as of December 31, 2016.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2017	$1,325
Year ending:
2018	4,921
2019	4,053
2020	3,497
2021	2,988
2022	2,743
Thereafter	10,138
Total	$29,665
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $1.4 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. Total rental expense was $4.2 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was due to the opening of a new branch in Danvers, Massachusetts for First Ipswich Bank, and the relocation of a branch in Brookline, Massachusetts for Brookline Bank.
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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity and natural disaster; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
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

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.20	$0.20	$0.19	$0.19	$0.19
Earnings per share - Diluted	0.20	0.20	0.19	0.19	0.19
Book value per share (end of period)	10.52	10.42	10.00	9.88	9.90
Tangible book value per share (end of period) (1)	8.63	8.52	7.93	7.81	7.81
Dividends paid per common share	0.09	0.09	0.09	0.09	0.09
Stock price (end of period)	15.50	14.60	15.65	16.40	12.19

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.57%	3.59%	3.53%	3.40%	3.48%
Return on average assets	0.92%	0.91%	0.83%	0.83%	0.86%
Return on average tangible assets (1)	0.94%	0.93%	0.85%	0.85%	0.88%
Return on average stockholders' equity	7.64%	7.76%	7.58%	7.59%	7.83%
Return on average tangible stockholders' equity (1)	9.31%	9.58%	9.55%	9.60%	9.94%
Dividend payout ratio (1)	44.90%	46.28%	47.23%	47.80%	46.60%
Efficiency ratio (3)	56.37%	57.93%	48.92%	56.92%	57.89%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.14%	0.17%	0.07%	0.62%	0.04%
Nonperforming loans and leases as a percentage of total loans and leases	0.71%	0.76%	0.83%	0.74%	0.70%
Nonperforming assets as a percentage of total assets	0.66%	0.71%	0.73%	0.64%	0.61%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.16%	1.17%	1.21%	0.99%	1.10%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.20%	1.20%	1.25%	1.03%	1.15%

CAPITAL RATIOS
Stockholders' equity to total assets	12.04%	11.95%	10.83%	10.80%	10.91%
Tangible equity ratio (1)	10.09%	9.99%	8.79%	8.73%	8.82%

FINANCIAL CONDITION DATA
Total assets	$6,686,284	$6,658,067	$6,497,721	$6,438,129	$6,380,312
Total loans and leases	5,639,440	5,537,406	5,461,779	5,398,864	5,332,300
Allowance for loan and lease losses	65,413	64,521	66,133	53,666	58,892
Investment securities available-for-sale	522,910	540,976	528,433	523,634	524,295
Investment securities held-to-maturity	107,738	108,963	100,691	87,120	77,094
Goodwill and identified intangible assets	144,453	144,972	145,491	146,023	146,644
Total deposits	4,805,683	4,709,419	4,651,903	4,611,076	4,564,906
					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(Dollars in Thousands, Except Per Share Data)

Total borrowed funds	985,895	1,066,643	1,056,785	1,044,086	1,022,653
Stockholders' equity	804,762	795,618	703,873	695,544	696,371

EARNINGS DATA
Net interest income	$56,843	$55,583	$53,098	$51,854	$52,350
Provision for credit losses	2,911	873	13,402	3,215	2,215
Non-interest income	5,973	4,477	15,908	5,430	5,329
Non-interest expense	35,408	34,795	33,756	32,607	33,388
Net income	15,366	14,880	13,445	13,279	13,617
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $6.7 billion as of September 30, 2017 increased $248.2 million, or 5.1% on an annualized basis, from December 31, 2016. The increase was primarily driven by increases in loans and leases.
Total loans and leases of $5.6 billion as of September 30, 2017 increased $240.6 million, or 5.9% on an annualized basis, from December 31, 2016. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.6 billion, or 81.8% of total loans and leases, as of September 30, 2017, an increase of $200.3 million, or 6.1% on an annualized basis, from $4.4 billion, or 81.8% of total loans and leases, as of December 31, 2016.
Total deposits of $4.8 billion as of September 30, 2017 increased $194.6 million, or 5.6% on an annualized basis, from $4.6 billion as of December 31, 2016. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.6 billion, or 75.7% of total deposits as of September 30, 2017, an increase of $68.3 million, or 2.6% on an annualized basis, from $3.6 billion, or 77.4% of total deposits, as of December 31, 2016.
Asset Quality
Nonperforming assets as of September 30, 2017 totaled $44.4 million, or 0.66% of total assets, compared to $41.5 million, or 0.64% of total assets, as of December 31, 2016. Net charge-offs for the three months ended September 30, 2017 were $2.0 million, or 0.14% of average loans and leases on an annualized basis, compared to $0.5 million, or 0.04% of average loans and leases on an annualized basis, for the three months ended September 30, 2016. The increase in nonperforming loans and leases and nonperforming assets was primarily driven by two taxi medallion loans and two commercial loans that were placed on nonaccrual.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.16% as of September 30, 2017, compared to 0.99% as of December 31, 2016. Excluding the loans acquired from BankRI and First Ipswich, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.20% as of September 30, 2017, compared to 1.03% as of December 31, 2016. The Company continued to employ its historical underwriting methodology throughout the three month period ended September 30, 2017. Refer also to Note 5, "Allowance for Loan and Lease Losses."
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 12.07% as of September 30, 2017, compared to 10.48% as of December 31, 2016. The Company's Tier 1 Leverage Ratio was 10.45% as of September 30, 2017, compared to 9.16% as of December 31, 2016. As of September 30, 2017, the Company's Tier 1 Risk-Based Capital Ratio was 12.38%, compared to 10.79% as of December 31,

2016. The Company's Total Risk-Based Capital Ratio was 14.92% as of September 30, 2017, compared to 13.20% as of December 31, 2016.
The Company's ratio of stockholders' equity to total assets was 12.04% and 10.80% as of September 30, 2017 and December 31, 2016, respectively. The Company's tangible equity ratio was 10.09% and 8.73% as of September 30, 2017 and December 31, 2016, respectively. The increase in the ratio of stockholders' equity to total assets and the tangible equity ratio is due to the Company's new issuance in the amount of 5,951,250 shares of the Company’s common stock at a price to the public of $14.50 per share on May 2, 2017. Refer to “Stockholder's Equity and Dividends" below for further discussion.
Net Income
For the three months ended September 30, 2017, the Company reported net income of $15.4 million, or $0.20 per basic and diluted share, an increase of $1.7 million, or 17.1% on an annualized basis, from $13.6 million, or $0.19 per basic and diluted share for the three months ended September 30, 2016. This increase in net income is primarily the result of an increase in net interest income of $4.5 million and an increase in non-interest income of $0.6 million, offset by an increase in the provision for credit losses of $0.7 million, an increase in non-interest expense of $2.0 million, and an increase in provision for income taxes of $0.5 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2017, the Company reported net income of $43.7 million, or $0.59 per basic and diluted share, up $4.6 million, or 15.7% on an annualized basis, from $39.1 million, or $0.56 per basic share, for the nine months ended September 30, 2016. This increase is the result of an increase in net interest income of $13.7 million, an increase in non-interest income of $9.2 million, offset by an increase in the provision for credit losses of $10.0 million, an increase in non-interest expense of $6.2 million, an increase in provision for income taxes of $2.1 million, and a decrease in net income attributed to noncontrolling interest of $0.1 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.92% for the three months ended September 30, 2017, compared to 0.86% for the three months ended September 30, 2016. The annualized return on average stockholders' equity was 7.64% for the three months ended September 30, 2017, compared to 7.83% for the three months ended September 30, 2016.
The net interest margin was 3.57% for the three months ended September 30, 2017, up from 3.48% for the three months ended September 30, 2016. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets by 15 basis points to 4.25% for the three months ended September 30, 2017 from 4.10% for the three months ended September 30, 2016, partially offset by an increase of 6 basis points in the Company's overall cost of funds to 0.71% for the three months ended September 30, 2017 from 0.65% for the three months ended September 30, 2016.
The net interest margin was 3.56% for the nine months ended September 30, 2017, compared to 3.46% for the nine months ended September 30, 2016. The increase in the net interest margin in a highly competitive interest rate environment is, in part, the result of an increased in the yield on interest-earning assets by 12 basis points to 4.17% for the nine months ended September 30, 2017 from 4.05% for the nine months ended September 30, 2016 partially offset by an increase of 3 basis points in interest-bearing liabilities to 0.81% for the nine months ended September 30, 2017 from 0.78% for the nine months ended September 30, 2016.
The Company's net interest margin and net interest income has shown improvement from the most recent low interest rate environment. As interest rates rise, the Company's net interest margin and net interest income may continue to be under pressure due to competitive pricing in all loan categories and the Company’s ability to contain its cost of funds.
Critical Accounting Policies
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2016 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, income tax accounting, and valuation of deferred tax assets as the Company’s most critical accounting policies.
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
The following table summarizes the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2017	2016	2017	2016

Net income, as reported	$15,366	$13,617	$43,691	$39,083
Adjustments to arrive at operating earnings:
Merger and acquisition-related expenses	205	—	205	—
Tax effect	(70)	—	(72)	—
Total adjustments, net of tax	135	—	133	—
Operating earnings	$15,501	$13,617	$43,824	$39,083

Basic earnings per share, as reported	$0.20	$0.19	$0.59	$0.56
Adjustments to arrive at basic operating earnings per share:
Merger and acquisition-related expenses	—	—	—	—
Total adjustments per share	—	—	—	—
Basic operating earnings per share	$0.20	$0.19	$0.59	$0.56

Average total assets	$6,681,042	$6,360,097	$6,567,101	$6,230,612
Operating return on average assets (annualized)	0.93%	0.86%	0.89%	0.84%

Average total stockholders’ equity	$804,666	$695,205	$760,447	$686,134
Operating return on average stockholders’ equity (annualized)	7.71%	7.83%	7.68%	7.59%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in Thousands)
Net income, as reported	$15,366	$14,880	$13,445	$13,279	$13,617

Average total assets	$6,681,042	$6,556,665	$6,461,183	$6,425,983	$6,360,097
Less: Average goodwill and average identified intangible assets, net	144,747	145,269	145,778	146,382	146,997
Average tangible assets	$6,536,295	$6,411,396	$6,315,405	$6,279,601	$6,213,100

Return on average tangible assets (annualized)	0.94%	0.93%	0.85%	0.85%	0.88%

Average total stockholders' equity	$804,666	$766,529	$709,095	$699,749	$695,205
Less: Average goodwill and average identified intangible assets, net	144,747	145,269	145,778	146,382	146,997
Average tangible stockholders' equity	$659,919	$621,260	$563,317	$553,367	$548,208

Return on average tangible stockholders' equity (annualized)	9.31%	9.58%	9.55%	9.60%	9.94%

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in Thousands)
Total stockholders' equity	$804,762	$795,618	$703,873	$695,544	$696,371
Less: Goodwill and identified intangible assets, net	144,453	144,972	145,491	146,023	146,644
Tangible stockholders' equity	$660,309	$650,646	$558,382	$549,521	$549,727

Total assets	$6,686,284	$6,658,067	$6,497,721	$6,438,129	$6,380,312
Less: Goodwill and identified intangible assets, net	144,453	144,972	145,491	146,023	146,644
Tangible assets	$6,541,831	$6,513,095	$6,352,230	$6,292,106	$6,233,668

Tangible equity ratio	10.09%	9.99%	8.79%	8.73%	8.82%

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in Thousands)
Tangible stockholders' equity	$660,309	$650,646	$558,382	$549,521	$549,727

Common shares issued	81,695,695	81,695,695	75,744,445	75,744,445	75,744,445
Less:
Treasury shares	4,572,954	4,717,775	4,707,096	4,707,096	4,734,512
Unallocated ESOP	150,921	159,510	168,099	176,688	185,787
Unvested restricted stock	471,702	457,966	476,854	476,854	476,938
Common shares outstanding	76,500,118	76,360,444	70,392,396	70,383,807	70,347,208

Tangible book value per share	$8.63	$8.52	$7.93	$7.81	$7.81

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in Thousands)
Dividends paid	$6,899	$6,887	$6,350	$6,348	$6,346

Net income, as reported	$15,366	$14,880	$13,445	$13,279	$13,617

Dividend payout ratio	44.90%	46.28%	47.23%	47.80%	46.60%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016

Allowance for loan and lease losses	$65,413	$64,521	$66,133	$53,666	$58,892
Less: Allowance for acquired loan and lease losses	1,003	1,188	1,304	1,253	1,640
Allowance for originated loan and lease losses	$64,410	$63,333	$64,829	$52,413	$57,252

Total loans and leases	$5,639,440	$5,537,406	$5,461,779	$5,398,864	$5,332,300
Less: Total acquired loans and leases	260,196	271,157	295,055	315,304	346,377
Total originated loan and leases	$5,379,244	$5,266,249	$5,166,724	$5,083,560	$4,985,923

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.20%	1.20%	1.25%	1.03%	1.15%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At September 30, 2017		At December 31, 2016
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,119,440	37.6%	$2,050,382	38.1%
Multi-family mortgage	743,912	13.2%	731,186	13.5%
Construction	165,657	2.9%	136,999	2.5%
Total commercial real estate loans	3,029,009	53.7%	2,918,567	54.1%
Commercial loans and leases:
Commercial	689,010	12.2%	635,426	11.8%
Equipment financing	842,516	14.9%	799,860	14.8%
Condominium association	53,770	1.0%	60,122	1.1%
Total commercial loans and leases	1,585,296	28.1%	1,495,408	27.7%
Consumer loans:
Residential mortgage	652,415	11.6%	624,349	11.6%
Home equity	356,982	6.3%	342,241	6.3%
Other consumer	15,738	0.3%	18,299	0.3%
Total consumer loans	1,025,135	18.2%	984,889	18.2%
Total loans and leases	5,639,440	100.0%	5,398,864	100.0%
Allowance for loan and lease losses	(65,413)		(53,666)
Net loans and leases	$5,574,027		$5,345,198

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2017:

	At September 30, 2017	At December 31, 2016	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,029,009	$2,918,567	$110,442	5.0%
Commercial	1,585,296	1,495,408	89,888	8.0%
Consumer	1,025,135	984,889	40,246	5.4%
Total loans and leases	$5,639,440	$5,398,864	$240,576	5.9%
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
As of September 30, 2017, there were ten borrowers with loans and commitments over $35.0 million. The total of those loans and commitments were $424.8 million, or 6.5% of total loans and commitments, as of September 30, 2017.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.7% of total loans and leases outstanding as of September 30, 2017.
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
The commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($741.6 million), office buildings ($637.8 million), retail stores ($507.2 million), industrial properties ($358.6 million), mixed-use properties ($214.1 million), lodging services ($108.3 million) and to food services ($42.7 million) as of September 30, 2017. At that date, over 97.2% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.1% of total loans outstanding as of September 30, 2017.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($489.9 million), transportation services ($346.4 million), recreation services ($145.9 million), food services ($118.1 million), manufacturing ($97.5 million), rental and leasing services ($75.9 million) and retail ($70.5 million) as of September 30, 2017.
The Company provides commercial banking services to companies in its market area. Approximately 47.0% of the commercial loans outstanding as of September 30, 2017 were made to borrowers located in New England. The remaining 53.0% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.0% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.2% of total loans outstanding as of September 30, 2017. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2017, other consumer loans equaled $15.7 million, or 0.3% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2017, the Company had $74.3 million of total assets, including acquired assets, that were designated as criticized. This compares to $70.4 million of assets designated as criticized as of December 31, 2016. The increase in criticized assets was primarily due to the downgrade of several commercial real estate loans, offset by the payoffs of several criticized loans during the first nine months of 2017.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of September 30, 2017, the Company had nonperforming assets of $44.4 million, representing 0.66% of total assets, compared to nonperforming assets of $41.5 million, or 0.64% of total assets, as of December 31, 2016. The increase in nonperforming assets was primarily due to an increase of $2.6 million in OREO, as well as an increase of $0.4 million in repossessed assets during the first nine months of 2017.

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
As of September 30, 2017, the Company had loans and leases greater than 90 days past due and accruing of $2.5 million, or 0.04% of total loans and leases, compared to $7.1 million, or 0.13% of total loans and leases, as of December 31, 2016, representing an decrease of $4.6 million. The decrease in past due and accruing loans was due to the payoffs of several past due acquired loans during the first nine months of 2017.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,051	$5,340
Multi-family mortgage	792	1,404
Construction	860	—
Total commercial real estate loans	4,703	6,744

Commercial	22,367	22,974
Equipment financing	9,858	6,758
Total commercial loans and leases	32,225	29,732

Residential mortgage	1,969	2,501
Home equity	1,047	951
Other consumer	29	149
Total consumer loans	3,045	3,601

Total nonaccrual loans and leases	39,973	40,077

Other real estate owned	3,235	618
Other repossessed assets	1,163	781
Total nonperforming assets	$44,371	$41,476

Loans and leases past due greater than 90 days and accruing	$2,523	$7,077

Total nonperforming loans and leases as a percentage of total loans and leases	0.71%	0.74%
Total nonperforming assets as a percentage of total assets	0.66%	0.64%

Troubled Debt Restructured Loans and Leases
As of September 30, 2017, restructured loans included $5.0 million of commercial real estate loans, $0.8 million of multi-family mortgage loans, $17.3 million of commercial loans, $3.9 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.2 million of home equity loans. As of December 31, 2016, restructured loans included $4.9 million of commercial real estate loans, $2.0 million of multi-family mortgage loans, $13.7 million of commercial loans, $2.1 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.8 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,024	$13,883
On nonaccrual	15,290	11,919
Total troubled debt restructurings	$29,314	$25,802

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Balance at beginning of period	$30,878	$31,314	$25,802	$22,918
Additions	1,154	1,568	9,303	11,789
Net charge-offs	(590)	28	(2,580)	110
Repayments	(2,128)	(892)	(2,289)	(2,799)
Other reductions (1)	—	—	(922)	—
Balance at end of period	$29,314	$32,018	$29,314	$32,018
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
As of September 30, 2017, the Company had a portfolio of approximately $27.1 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2017 and 2016.

	At and for the Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521
Charge-offs	(65)	(1,965)	(113)	(2,143)
Recoveries	—	109	80	189
(Credit) provision for loan and lease losses	979	1,832	35	2,846
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

Total loans and leases	$3,029,009	$1,585,296	$1,025,135	$5,639,440
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.53%	1.16%

	At and for the Three Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2016	$29,861	$22,916	$4,481	$57,258
Charge-offs	(50)	(545)	(244)	(839)
Recoveries	—	170	149	319
Provision for loan and lease losses	(1,755)	3,923	(14)	2,154
Balance at September 30, 2016	$28,056	$26,464	$4,372	$58,892

Total loans and leases	$2,883,428	$1,470,866	$978,006	$5,332,300
Total allowance for loan and lease losses as a percentage of total loans and leases	0.97%	1.80%	0.45%	1.10%

	At and for the Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(294)	(6,267)	(329)	(6,890)
Recoveries	476	800	263	1,539
Provision for loan and lease losses	1,041	15,636	421	17,098
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

Total loans and leases	$3,029,009	$1,585,296	$1,025,135	$5,639,440
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.53%	1.16%

	At and for the Nine Months Ended September 30, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(1,534)	(3,250)	(1,254)	(6,038)
Recoveries	—	495	605	1,100
Provision for loan and lease losses	(561)	7,201	451	7,091
Balance at September 30, 2016	$28,056	$26,464	$4,372	$58,892

Total loans and leases	$2,883,428	$1,470,866	$978,006	$5,332,300
Allowance for loan and lease losses as a percentage of total loans and leases	0.97%	1.80%	0.45%	1.10%
The allowance for loan and lease losses was $65.4 million as of September 30, 2017, or 1.16% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.5 million, or 0.99% of total loans and leases outstanding, as of December 31, 2016. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2016 to September 30, 2017 was primarily due to the increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of a number of commercial loans, the increase in historical loss factors applied to commercial real estate and commercial loan portfolios including taxi medallion loans, and loan growth of $240.6 million for the nine months ended September 30, 2017.
Management believes that the allowance for loan and lease losses as of September 30, 2017 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $28.9 million, or 0.95% of total commercial real estate loans outstanding, as of September 30, 2017. This compared to an allowance for commercial real estate loan losses of $27.6 million, or 0.95% of total commercial real estate loans outstanding, as of December 31, 2016. Specific reserves on commercial real estate loans were $1.0 thousand and $28.0 thousand as of September 30, 2017 and December 31, 2016, respectively. The $1.3 million increase in the allowance for commercial real estate loan losses during the first nine months of 2017 was primarily driven by originated loan growth of $141.0 million, or 5.1% from December 31, 2016.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans increased to 0.84% as of September 30, 2017 from 0.74% as of December 31, 2016. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.16% as of September 30, 2017 from 0.23% as of December 31, 2016.
Net charge-offs in the commercial real estate loan portfolio for the three months ended September 30, 2017 and September 30, 2016 were $65.0 thousand and $50.0 thousand, respectively. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended September 30, 2017 and September 30, 2016 was 0.01% and 0.01%, respectively.
Net recoveries in the commercial real estate loan portfolio totaled $0.2 million for the nine months ended September 30, 2017, compared to net charge-offs of $1.5 million for the nine months ended September 30, 2016. As a percentage of average commercial real estate loan portfolio, annualized net recoveries for the nine months ended September 30, 2017 was 0.01% and annualized charge-offs for the nine month ended September 30, 2016 was 0.07%.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $31.1 million, or 1.96% of total commercial loans and leases outstanding, as of September 30, 2017, compared to $20.9 million, or 1.40% of total commercial loans and leases outstanding, as of December 31, 2016. Specific reserves on commercial loans and leases increased from $0.1 million as of December 31, 2016 to $7.5 million as of September 30, 2017. The $10.2 million increase in the allowance for commercial loans and lease losses during 2017 was primarily due to the increase in specific reserves for taxi medallion loans as a result of a change in the underlying collateral value, the increase in the specific reserve of a number of commercial loans, the increase in historical loss factors applied to commercial loan portfolios including taxi medallion portfolio in the first nine months of 2017, and the originated loan growth of 96.3 million, or 6.5% from December 31, 2016.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 3.07% as of September 30, 2017, compared to 3.27% as of December 31, 2016. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 1.98% as of September 30, 2017 from 1.85% as of December 31, 2016.
Net charge-offs in the commercial loan and lease portfolio for the three months ended September 30, 2017 and September 30, 2016 were $1.9 million and $0.4 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended September 30, 2017 and September 30, 2016 were 0.47% and 0.10%, respectively.
Net charge-offs in the commercial loan and lease portfolio for the nine months ended September 30, 2017 and September 30, 2016 were $5.5 million and $2.8 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2017 and September 30, 2016 were 0.47% and 0.26%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.5 million, or 0.53% of total consumer loans outstanding, as of September 30, 2017, compared to $5.0 million, or 0.51% of consumer loans outstanding, as of December 31, 2016. Specific reserves on consumer loans were $21.0 thousand and $27.0 thousand as of September 30, 2017 and December 31, 2016, respectively. The $0.5 million increase in the allowance for consumer loans during the first nine months of 2017 was primarily driven by the increase in the historical loss factors applied to the consumer portfolios and the originated loan growth of $58.3 million, or 6.8%, from December 31, 2016. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.23% as of September 30, 2017 from 0.30% as of December 31, 2016. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of September 30, 2017. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio for the three months ended September 30, 2017 and September 30, 2016 were $33.0 thousand and $95.0 thousand, respectively. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
Net charge-offs in the consumer loan portfolio for the nine months ended September 30, 2017 and September 30, 2016 were $66.0 thousand and $649.0 thousand, respectively. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2017			At December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$19,988	30.6%	37.6%	$19,354	36.1%	38.1%
Multi-family mortgage	5,668	8.7%	13.2%	5,528	10.3%	13.5%
Construction	3,212	4.9%	2.9%	2,763	5.1%	2.5%
Total commercial real estate loans	28,868	44.2%	53.7%	27,645	51.5%	54.1%
Commercial	20,177	30.8%	12.2%	10,096	18.8%	11.8%
Equipment financing	10,482	16.0%	14.9%	10,345	19.3%	14.8%
Condominium association	416	0.6%	1.0%	465	0.9%	1.1%
Total commercial loans and leases	31,075	47.4%	28.1%	20,906	39.0%	27.7%
Residential mortgage	2,990	4.6%	11.6%	2,587	4.8%	11.6%
Home equity	2,305	3.5%	6.3%	2,356	4.4%	6.3%
Other consumer	175	0.3%	0.3%	172	0.3%	0.3%
Total consumer loans	5,470	8.4%	18.2%	5,115	9.5%	18.2%
Total	$65,413	100.0%	100.0%	$53,666	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $15.6 million, or 3.1% on an annualized basis, to $694.0 million as of September 30, 2017 from $678.4 million as of December 31, 2016. The increase was primarily driven by an increase in deposit balances, offset by growth in loans and leases and investment securities. Cash, cash equivalents, and investment securities were 10.4% of total assets as of September 30, 2017, compared to 10.5% of total assets at December 31, 2016.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$139,443	$139,344	$98,122	$97,020
GSE CMOs	138,137	135,280	161,483	158,040
GSE MBSs	182,913	182,118	214,946	212,915
SBA commercial loan asset- backed securities	77	77	107	107
Corporate debt obligations	58,638	58,891	48,308	48,485
U.S. Treasury bonds	4,822	4,811	4,801	4,737
Trust preferred securities	1,471	1,403	1,469	1,358
Total debt securities	525,501	521,924	529,236	522,662
Marketable equity securities	975	986	966	972
Total investment securities available-for-sale	$526,476	$522,910	$530,202	$523,634
Investment securities held-to-maturity:
GSE debentures	$38,622	$38,072	$14,735	$14,101
GSE MBSs	14,788	14,643	17,666	17,479
Municipal obligations	53,828	54,013	54,219	53,204
Foreign government obligations	500	492	500	487
Total investment securities held-to-maturity	$107,738	$107,220	$87,120	$85,271

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $55.0 million for the nine months ended September 30, 2017 compared to $76.2 million for the same period in 2016. There were no sales of investment securities available-for-sale for the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, the Company purchased $52.4 million of investment securities available-for-sale, compared to $77.3 million in purchases of investment securities available-for-sale for the same period in 2016.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $3.2 million for the nine months ended September 30, 2017 compared to $41.4 million for the same period in 2016. There were no sales of investment securities held-to-maturity for the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, the Company purchased $23.9 million of investment securities held-to-maturity, compared to $25.0 million in purchases of investment securities held-to-maturity for the same period in 2016.

As of September 30, 2017, the fair value of all investment securities available-for-sale was $522.9 million and carried a total of $3.6 million of net unrealized losses, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of September 30, 2017, $377.4 million, or 72.2%, of the portfolio, had gross unrealized losses of $5.0 million. This compares to $389.0 million, or 74.3%, of the portfolio with gross unrealized losses of $8.0 million as of December 31, 2016. The Company's unrealized loss position has decreased in 2017 driven by lower long-term interest rates.
As of September 30, 2017, the fair value of all investment securities held-to-maturity was $107.2 million and carried a total of $0.5 million of net unrealized losses, compared to a fair value of $85.3 million and net unrealized losses of $1.8 million as of December 31, 2016. As of September 30, 2017, $61.2 million, or 57.1%, of the portfolio, had gross unrealized losses of $0.9 million. This compares to $82.0 million, or 96.1%, of the portfolio with gross unrealized losses of $1.9 million as of December 31, 2016. The Company's unrealized loss position decreased in 2017 driven by lower long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2017. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2017, the excess balance of capital stock is $3.9 million, as compared to no excess balance at December 31, 2016. On December 30th, 2016, the FHLBB initiated a stock buyback which reduced the Company's excess balance to zero.
As of September 30, 2017, the Company owned stock in the FHLBB with a carrying value of $45.2 million, a decrease of $2.1 million from $47.3 million as of December 31, 2016. As of September 30, 2017, the FHLBB had total assets of $61.0 billion and total capital of $3.2 billion, of which $1.3 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2017 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of June 30, 2017.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. As of September 30, 2017 and December 31, 2016, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million.
Other Stock—The Company invests in a small number of other restricted equity securities which included Northeast Retirement Services, Inc. ("NRS") and the Savings Bank Life Insurance Company of Massachusetts ("SBLI").
The Company, through its wholly owned subsidiary, Brookline Securities Corp., ("Brookline Securities") held 9,721 shares of restricted equity securities of NRS. This investment was recorded at cost of $122 thousand as no readily determinable fair value was available. On December 5, 2016, Community Bank Systems, Inc. ("CBU") announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 shares of NRS and received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. As part of the merger agreement, the Company was restricted to selling 5,071 shares per day in the open market. The Company completed the sale of all CBU shares during the first quarter of 2017. The Company recognized a gain on the sale of securities of $11.4 million for the quarter ending March 31, 2017.
Brookline Securities held one Class A Common Stock share and 2,070 Class B Common Stock shares of the Savings Bank Life Insurance Company of Massachusetts ("SBLI"). In July 2017, SBLI converted from a Massachusetts stock insurance company to a Massachusetts mutual insurance company and, as a result, Brookline Securities received $500 for one share of Class A Common Stock and $128 per share for its 2,070 shares of Class B Common Stock of SBLI, in exchange for $265.5 thousand in cash. Brookline Securities recognized a nominal gain on the exchange.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2017			At December 31, 2016
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$905,472	18.8%	—%	$900,474	19.5%	—%
Interest-bearing deposits:
NOW accounts	318,284	6.6%	0.07%	323,160	7.0%	0.07%
Savings accounts	665,558	13.8%	0.20%	613,061	13.3%	0.20%
Money market accounts	1,749,040	36.5%	0.53%	1,733,359	37.6%	0.47%
Certificate of deposit accounts	1,167,329	24.3%	1.19%	1,041,022	22.6%	1.04%
Total interest-bearing deposits	3,900,211	81.2%	0.63%	3,710,602	80.5%	0.55%
Total deposits	$4,805,683	100.0%	0.52%	$4,611,076	100.0%	0.44%
Total deposits increased $194.6 million, or 5.6% on an annualized basis, to $4.8 billion as of September 30, 2017, compared to $4.6 billion as of December 31, 2016. Deposits as a percentage of total assets increased to 71.9% as of September 30, 2017, as compared to 71.6% as of December 31, 2016. The increase in deposits is primarily due to the growth in certificate of deposit accounts and savings accounts.
As of September 30, 2017, the Company had $260.8 million of brokered deposits compared to $203.4 million as of December 31, 2016. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $126.3 million, or 16.2% on an annualized basis, during the nine months ended September 30, 2017. Certificates of deposit have also increased as a percentage of total deposits to 24.3% as of September 30, 2017 from 22.6% as of December 31, 2016.
During the nine months ended September 30, 2017, core deposits increased $68.3 million, or 2.6% on an annualized basis. The ratio of core deposits to total deposits decreased from 77.4% as of December 31, 2016 to 75.7% as of September 30, 2017, primarily due to the shift in deposit mix and increase in brokered deposits.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$918,054	19.3%	—%	$863,854	19.1%	—%
NOW accounts	321,731	6.8%	0.07%	295,762	6.6%	0.07%
Savings accounts	605,303	12.7%	0.20%	566,192	12.5%	0.22%
Money market accounts	1,765,610	37.2%	0.51%	1,678,937	37.2%	0.45%
Total core deposits	3,610,698	76.0%	0.29%	3,404,745	75.4%	0.26%
Certificate of deposit accounts	1,139,699	24.0%	1.17%	1,112,831	24.6%	1.01%
Total deposits	$4,750,397	100.0%	0.50%	$4,517,576	100.0%	0.45%

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$905,684	19.4%	—%	$829,659	18.7%	—%
NOW accounts	319,633	6.8%	0.07%	289,908	6.5%	0.07%
Savings accounts	603,814	12.9%	0.20%	561,798	12.7%	0.24%
Money market accounts	1,759,449	37.6%	0.49%	1,654,700	37.2%	0.45%
Total core deposits	3,588,580	76.7%	0.28%	3,336,065	75.1%	0.27%
Certificate of deposit accounts	1,088,011	23.3%	1.12%	1,107,600	24.9%	0.99%
Total deposits	$4,676,591	100.0%	0.47%	$4,443,665	100.0%	0.45%
As of September 30, 2017 and December 31, 2016, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At September 30, 2017		At December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$150,892	0.86%	$134,783	0.82%
Over six months through 12 months	137,264	1.12%	79,543	0.92%
Over 12 months	224,115	1.68%	222,342	1.44%
Total certificate of deposit of $100,000 or more	$512,271	1.29%	$436,668	1.15%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,037,778	$1,050,849	$1,046,054	$1,013,865
Maximum amount outstanding at any month-end during the period	1,070,681	1,050,118	1,093,693	1,050,118
Balance outstanding at end of period	985,896	1,022,653	985,896	1,022,653
Weighted average interest rate for the period	1.64%	1.52%	1.59%	1.55%
Weighted average interest rate at end of period	1.67%	1.56%	1.67%	1.56%
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

FHLBB borrowings decreased by $38.3 million to $872.6 million as of September 30, 2017 from the December 31, 2016 balance of $910.8 million. The decrease in FHLBB borrowings was primarily due to a reduction in new advances from the FHLBB, as the Company is utilizing other funding sources to support loan growth.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2017	$4,772	$4,752
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 18, 2017	4,657	4,628
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,800	73,725
			Total	$83,229	$83,105
The above carrying amounts of the subordinated debentures included $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of September 30, 2017. This compares to $0.6 million of accretion adjustments and $1.3 million of capitalized debt issuance costs as of December 31, 2016.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $20.1 million to $30.1 million as of September 30, 2017 from $50.2 million as of December 31, 2016.
The Company has access to a $12.0 million committed line of credit as of September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $204.0 million. As of September 30, 2017 and December 31, 2016, the Company did not have any borrowings on these uncommitted lines of credit.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2017 or December 31, 2016. The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2017 and December 31, 2016:

	At September 30, 2017	At December 31, 2016
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$465,470	$383,780
Pay fixed, receive variable	465,470	383,780
Risk participation-out agreements	28,858	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,200	$195
Sells foreign currency, buys U.S. currency	1,208	195
Fixed weighted average interest rate from the Company to counterparty	4.15%	4.13%
Floating weighted average interest rate from counterparty to the Company	3.21%	2.77%
Weighted average remaining term to maturity (in months)	82	91
Fair value:
Recognized as an asset:
Loan level derivatives	$9,975	$9,738
Risk participation-out agreements	49	20
Foreign exchange contracts	22	—
Recognized as a liability:
Loan level derivatives	$9,975	$9,738
Risk participation-in agreements	14	—
Foreign exchange contracts	14	—
As of December 31, 2016, the Company held no risk participation-in agreements. As of December 31, 2016, the fair value of the foreign exchange contracts was nominal.
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $804.8 million as of September 30, 2017, representing a $109.2 million increase compared to $695.5 million at December 31, 2016. The increase primarily reflects net income attributable to the Company of $43.7 million for the nine months ended September 30, 2017, issuance of common stock of $81.9 million, an unrealized gain on securities available-for-sale of $1.9 million, an increase of $1.0 million related to stock-based compensation, which was partially offset by dividends paid by the Company of $20.1 million in that same period.
Stockholders' equity represented 12.04% of total assets as of September 30, 2017 and 10.80% of total assets as of December 31, 2016. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 10.09% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2017 and 8.73% as of December 31, 2016.
The dividend payout ratio was 44.90% for the three months ended September 30, 2017, compared to 46.60% for the same period of 2016 and 46.09% for the nine months ended September 30, 2017, compared to 48.66% for the same period of 2016.
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
Net Interest Income
Net interest income increased $4.4 million to $56.8 million for the three months ended September 30, 2017 from $52.4 million for the three months ended September 30, 2016. This overall increase reflects a $5.2 million increase in interest income on loans and leases and a $0.3 million increase in interest income on investment securities, offset by a $1.2 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2017 and September 30, 2016 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2017 and September 30, 2016 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $13.7 million to $165.5 million for the nine months ended September 30, 2017 from $151.8 million for the nine months ended September 30, 2016. This overall increase reflects a $15.3 million increase in interest income on loans and leases and a $0.6 million increase in interest income on investment securities, offset by a $2.3 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2017 and September 30, 2016 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2017 and September 30, 2016 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 9 basis points to 3.57% for the three months ended September 30, 2017 from 3.48% for the three months ended September 30, 2016. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.52% for the three months ended September 30, 2017 from 4.36% for the three months ended September 30, 2016. Interest amortization and accretion on acquired loans totaled $0.2 million and contributed 1 basis point to loan yields during the three months ended September 30, 2017 compared to $0.9 million, or 6 basis points, for the three months ended September 30, 2016. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment offset by a comparable increase in funding costs.
Net interest margin increased by 10 basis points to 3.56% for the nine months ended September 30, 2017 from 3.46% for the nine months ended September 30, 2016. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.44% for the nine months ended September 30, 2017 from 4.32% for the nine months ended September 30, 2016. Interest amortization and accretion on acquired loans totaled $0.6 million and contributed 1 basis point to loan yields during the nine months ended September 30, 2017, compared to $1.3 million, or 3 basis points, for the nine months ended September 30, 2016. The increase in the net interest margin is the result of repricing and originating interest-earning assets in a higher rate environment offset by an increase in funding costs.
The yield on interest-earning assets increased to 4.25% for the three months ended September 30, 2017 from 4.10% for the three months ended September 30, 2016. This increase is the result of higher yields on loans and leases, partially offset by a decrease in prepayment penalties and late charges. During the three months ended September 30, 2017, the Company recorded $0.8 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended September 30, 2017 compared to $1.2 million, or 8 basis points, for the three months ended September 30, 2016.

The yield on interest-earning assets increased to 4.17% for the nine months ended September 30, 2017 from 4.05% for the nine months ended September 30, 2016. This increase is the result of higher yields on loans and leases. During the nine months ended September 30, 2017, the Company recorded $2.6 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets, compared to $2.7 million, or 6 basis points, in the nine months ended September 30, 2016.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 6 basis points to 0.71% for the three months ended September 30, 2017 from 0.65% for the three months ended September 30, 2016. The overall cost of funds increased 3 basis points to 0.68% for the nine months ended September 30, 2017 from 0.65% for the nine months ended September 30, 2016. Refer to "Financial Condition - Borrowed Funds" above for more details.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2017 and September 30, 2016. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$642,018	$3,264	2.03%	$604,394	$2,910	1.93%
Marketable and restricted equity securities	66,212	789	4.76%	66,981	836	4.99%
Short-term investments	52,674	180	1.36%	36,273	47	0.51%
Total investments	760,904	4,233	2.23%	707,648	3,793	2.14%
Commercial real estate loans (2)	2,974,185	31,299	4.12%	2,872,733	29,470	4.10%
Commercial loans (2)	760,115	7,959	4.10%	717,265	7,130	3.90%
Equipment financing (2)	846,027	13,983	6.61%	759,622	12,189	6.42%
Residential mortgage loans (2)	649,831	6,043	3.72%	620,741	5,513	3.55%
Other consumer loans (2)	369,925	4,015	4.30%	356,516	3,810	4.24%
Total loans and leases	5,600,083	63,299	4.52%	5,326,877	58,112	4.36%
Total interest-earning assets	6,360,987	67,532	4.25%	6,034,525	61,905	4.10%
Allowance for loan and lease losses	(65,140)			(58,032)
Non-interest-earning assets	385,195			383,604
Total assets	$6,681,042			$6,360,097
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$321,731	55	0.07%	$295,762	52	0.07%
Savings accounts	605,303	306	0.20%	566,192	318	0.22%
Money market accounts	1,765,610	2,267	0.51%	1,678,937	1,905	0.45%
Certificate of deposit	1,139,699	3,356	1.17%	1,112,831	2,837	1.01%
Total interest-bearing deposits (3)	3,832,343	5,984	0.62%	3,653,722	5,112	0.56%
Advances from the FHLBB	913,206	3,028	1.30%	921,396	2,778	1.18%
Subordinated debentures and notes	83,204	1,274	6.13%	83,036	1,259	6.07%
Other borrowed funds	41,368	47	0.45%	46,417	32	0.27%
Total borrowed funds	1,037,778	4,349	1.64%	1,050,849	4,069	1.52%
Total interest-bearing liabilities	4,870,121	10,333	0.84%	4,704,571	9,181	0.78%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	918,054			863,854
Other non-interest-bearing liabilities	80,616			90,025
Total liabilities	5,868,791			5,658,450
Brookline Bancorp, Inc. stockholders' equity	804,666			695,205
Noncontrolling interest in subsidiary	7,585			6,442
Total liabilities and stockholders' equity	$6,681,042			$6,360,097
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		57,199	3.41%		52,724	3.32%
Less adjustment of tax-exempt income		356			374
Net interest income		$56,843			$52,350
Net interest margin (5)			3.57%			3.48%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.50% and 0.45% in the three months ended September 30, 2017 and September 30, 2016, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments :
Debt securities	$631,549	$9,641	2.04%	$604,603	$9,078	2.00%
Marketable and restricted equity securities	68,104	2,306	4.52%	66,764	2,247	4.49%
Short-term investments	42,922	342	1.06%	46,198	149	0.43%
Total investments	742,575	12,289	2.21%	717,565	11,474	2.13%
Loans and leases:
Commercial real estate loans (2)	2,949,313	91,134	4.07%	2,785,472	85,014	4.07%
Commercial loans (2)	730,453	22,737	4.11%	692,634	20,430	3.88%
Equipment financing (2)	826,494	40,907	6.60%	738,990	35,690	6.44%
Residential mortgage loans (2)	641,443	17,511	3.64%	624,102	16,705	3.57%
Other consumer loans (2)	364,407	11,187	4.10%	350,070	10,389	3.95%
Total loans and leases	5,512,110	183,476	4.44%	5,191,268	168,228	4.32%
Total interest-earning assets	6,254,685	195,765	4.17%	5,908,833	179,702	4.05%
Allowance for loan and lease losses	(62,142)			(57,982)
Non-interest-earning assets	374,558			379,761
Total assets	$6,567,101			$6,230,612
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$319,633	164	0.07%	$289,908	156	0.07%
Savings accounts	603,814	916	0.20%	561,798	998	0.24%
Money market accounts	1,759,449	6,407	0.49%	1,654,700	5,547	0.45%
Certificate of deposit	1,088,011	9,120	1.12%	1,107,600	8,174	0.99%
Total interest-bearing deposits (3)	3,770,907	16,607	0.59%	3,614,006	14,875	0.55%
Advances from the FHLBB	913,137	8,640	1.25%	888,406	8,125	1.20%
Subordinated debentures and notes	83,165	3,805	6.10%	82,996	3,773	6.06%
Other borrowed funds	49,752	137	0.37%	42,463	82	0.26%
Total borrowed funds	1,046,054	12,582	1.59%	1,013,865	11,980	1.55%
Total interest-bearing liabilities	4,816,961	29,189	0.81%	4,627,871	26,855	0.78%
Non-interest-bearing liabilities:
Non-interest-bearing deposits:
Non-interest-bearing demand checking accounts (3)	905,684			829,659
Other non-interest-bearing liabilities	76,735			80,774
Total liabilities	5,799,380			5,538,304
Brookline Bancorp, Inc. stockholders' equity	760,447			686,134
Noncontrolling interest in subsidiary	7,274			6,174
Total liabilities and stockholders' equity	$6,567,101			$6,230,612
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		166,576	3.36%		152,847	3.27%
Less adjustment of tax-exempt income		1,052			1,037
Net interest income		$165,524			$151,810
Net interest margin (5)			3.56%			3.46%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.47% and 0.45% in the nine months ended September 30, 2017 and September 30, 2016, respectively.
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

	Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$193	$161	$354	$389	$174	$563
Marketable and restricted equity securities	(9)	(38)	(47)	44	15	59
Short-term investments	28	105	133	(11)	204	193
Total investments	212	228	440	422	393	815
Loans and leases:
Commercial real estate loans	1,607	222	1,829	6,120	—	6,120
Commercial loans and leases	446	383	829	1,106	1,201	2,307
Equipment financing	1,424	370	1,794	4,312	905	5,217
Residential mortgage loans	262	268	530	473	333	806
Other consumer loans	149	56	205	414	384	798
Total loans	3,888	1,299	5,187	12,425	2,823	15,248
Total change in interest and dividend income	4,100	1,527	5,627	12,847	3,216	16,063
Interest expense:
Deposits:
NOW accounts	3	—	3	8	—	8
Savings accounts	19	(31)	(12)	79	(161)	(82)
Money market accounts	101	261	362	358	502	860
Certificate of deposit	69	450	519	(143)	1,089	946
Total deposits	192	680	872	302	1,430	1,732
Borrowed funds:
Advances from the FHLBB	(25)	275	250	206	309	515
Subordinated debentures and notes	3	12	15	8	24	32
Other borrowed funds	(4)	19	15	16	39	55
Total borrowed funds	(26)	306	280	230	372	602
Total change in interest expense	166	986	1,152	532	1,802	2,334
Change in tax-exempt income	(18)	—	(18)	15	—	15
Change in net interest income	$3,952	$541	$4,493	$12,300	$1,414	$13,714

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$31,298	$29,470	$1,828	6.2%	$91,133	$85,014	$6,119	7.2%
Commercial loans	7,714	6,876	838	12.2%	22,011	19,676	2,335	11.9%
Equipment financing	13,983	12,188	1,795	14.7%	40,907	35,690	5,217	14.6%
Residential mortgage loans	6,043	5,514	529	9.6%	17,511	16,705	806	4.8%
Other consumer loans	4,016	3,810	206	5.4%	11,188	10,389	799	7.7%
Total interest income—loans and leases	$63,054	$57,858	$5,196	9.0%	$182,750	$167,474	$15,276	9.1%
Interest income from loans and leases was $63.1 million for the three months ended September 30, 2017, and represented a yield on total loans of 4.52%. This compares to $57.9 million of interest on loans and a yield of 4.36% for September 30, 2016. The $5.2 million increase in interest income from loans and leases was attributable to an increase of $3.9 million due to an increase in origination volume and an increase of $1.3 million due to the changes in interest rates.
Accretion on acquired loans and leases of $0.2 million contributed 1 basis point to the Company's net interest margin for the three months ended September 30, 2017, compared to $0.9 million and 6 basis points for the three months ended September 30, 2016.
Interest income from loans and leases was $182.8 million for the nine months ended September 30, 2017, resulting in a yield on total loans of 4.44%. This compares to $167.5 million of interest on loans and a yield of 4.32% for the nine months ended September 30, 2016. The year over year increase of $15.2 million in interest income from loans and leases was due to an increase of $12.4 million due to increase in origination volume and an increase of of $2.8 million due to changes in interest rates.
Accretion on acquired loans and leases of $0.6 million contributed 1 basis point to net interest margin for the nine months ended September 30, 2017, compared to $1.3 million and 3 basis point for the nine months ended September 30, 2016.

Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,154	$2,822	$332	11.8%	$9,310	$8,829	$481	5.4%
Marketable and restricted equity securities	788	804	(16)	-2.0%	2,311	2,213	98	4.4%
Short-term investments	180	47	133	283.0%	342	149	193	129.5%
Total interest income—investments	$4,122	$3,673	$449	12.2%	$11,963	$11,191	$772	6.9%
Total investment income was $4.1 million for the three months ended September 30, 2017 compared to $3.7 million for the three months ended September 30, 2016. As of September 30, 2017 and 2016, the yield on total investments was 2.2% and 2.1%, respectively. The year over year increase in interest income on investments of $0.4 million, or 12.2%, was driven by a $228.0 thousand increase due to rates and a $212.0 thousand increase due to volume.
Total investment income was $12.0 million for the nine months ended September 30, 2017 compared to $11.2 million for the nine months ended September 30, 2016. As of September 30, 2017 and 2016, the yield on total investments was 2.2% and

2.1%, respectively. The year over year increase in interest income on investments of $0.8 million, or 6.9%, was driven by a $393.0 thousand increase due to rates and a $422.0 thousand increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar	Percent
	2017	2016			2017	2016	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$55	$52	$3	5.8%	$164	$156	$8	5.1%
Savings accounts	306	318	(12)	-3.8%	916	998	(82)	-8.2%
Money market accounts	2,267	1,905	362	19.0%	6,407	5,547	860	15.5%
Certificates of deposit	3,356	2,837	519	18.3%	9,120	8,174	946	11.6%
Total interest expense - deposits	5,984	5,112	872	17.1%	16,607	14,875	1,732	11.6%
Borrowed funds:
Advances from the FHLBB	3,028	2,778	250	9.0%	8,640	8,125	515	6.3%
Subordinated debentures and notes	1,274	1,259	15	1.2%	3,805	3,773	32	0.8%
Other borrowed funds	47	32	15	46.9%	137	82	55	67.1%
Total interest expense - borrowed funds	4,349	4,069	280	6.9%	12,582	11,980	602	5.0%
Total interest expense	$10,333	$9,181	$1,152	12.5%	$29,189	$26,855	$2,334	8.7%
Deposits
For the three months ended September 30, 2017, interest expense on deposits increased $0.9 million, or 17.1%, as compared to the same period in 2016. Interest expense increased $0.7 million due to an increase in interest rates and $0.2 million due to the growth in deposits. There was no purchase accounting accretion on acquired deposits for the three months ended September 30, 2017, compared to $24.0 thousand for the three months ended September 30, 2016. Purchase accounting accretion did not impact the Company's net interest margin for the three months ended September 30, 2017 and 2016.
Interest expense on deposits increased $1.7 million, or 11.6%, to $16.6 million for the nine months ended September 30, 2017 from $14.9 million for the nine months ended September 30, 2016. The increase in interest expense on deposits was due to a $1.4 million increase due to rates offered and a $0.3 million increase due to volume. There was no accretion on acquired deposits for the nine months ended September 30, 2017 compared to $73.0 thousand for the nine months ended September 30, 2016. Accretion did not have an impact on the Company's net interest margin for the nine months ended September 30, 2017 and 2016.
Borrowed Funds
During the three months ended September 30, 2017, interest paid on borrowed funds increased $0.3 million, or 6.9% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds increased to 1.64% for the three months ended September 30, 2017 from 1.52% for the three months ended September 30, 2016. The increase in interest expense was driven by an increase of $306.0 thousand due to borrowing rates and a decrease of $26.0 thousand due to volume. For the three months ended September 30, 2017, there was no purchase accounting accretion on acquired borrowed funds compared to $0.6 million and four basis points for the three months ended September 30, 2016.

Interest expense on borrowed funds increased by $0.6 million, or 5.0%, to $12.6 million for the nine months ended September 30, 2017 from $12.0 million for the nine months ended September 30, 2016. The cost of borrowed funds increased to 1.59% for the nine months ended September 30, 2017 from 1.55% for the nine months ended September 30, 2016. The increase in interest expense was due to a $372.0 thousand increase due to higher borrowing rates and a $230.0 thousand increase due to higher volume. Accretion on acquired borrowed funds of $1.0 million improved the Company’s net interest margin by two basis points for the nine months ended September 30, 2017. This compared to $1.9 million and four basis points for the nine months ended September 30, 2016.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change	2017	2016	Change	Change
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$979	$(1,755)	$2,734	155.8%	$1,041	$(561)	$1,602	285.6%
Commercial	1,832	3,923	(2,091)	-53.3%	15,636	7,201	8,435	117.1%
Consumer	35	(14)	49	350.0%	421	451	(30)	-6.7%
Total provision for loan and lease losses	2,846	2,154	692	32.1%	17,098	7,091	10,007	141.1%
Unfunded credit commitments	65	61	4	6.6%	88	47	41	87.2%
Total provision for credit losses	$2,911	$2,215	$696	31.4%	$17,186	$7,138	$10,048	140.8%

For the three months ended September 30, 2017, the provision for credit losses increased $0.7 million, or 31.4%, to $2.9 million from $2.2 million for the three months ended September 30, 2016. The increase in the provision for credit losses for the three months ended September 30, 2017 was primarily driven by charge-offs on several taxi medallion loans during the quarter, as well as changes in loss factors of the commercial real estate portfolio during the third quarter of 2017.

For the nine months ended September 30, 2017, the provision for credit losses increased $10.0 million, or 140.8%, to $17.2 million from $7.1 million for the nine months ended September 30, 2016. The increase in the provision for credit losses for the nine months ended September 30, 2017 was primarily driven by the continued loan growth in the commercial real estate and equipment financing portfolios and increases in specific reserves for taxi medallion loans.

See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Deposit fees	$2,547	$2,289	$258	11.3%	$7,508	$6,650	$858	12.9%
Loan fees	282	330	(48)	-14.5%	772	977	(205)	-21.0%
Loan level derivative income, net	844	858	(14)	-1.6%	1,432	3,697	(2,265)	-61.3%
Gain on sales of investment securities, net	—	—	—	—%	11,393	—	11,393	100.0%
Gain on sales of loans and leases held-for-sale	1,049	588	461	78.4%	1,709	1,986	(277)	-13.9%
Other	1,251	1,264	(13)	-1.0%	3,544	3,893	(349)	-9.0%
Total non-interest income	$5,973	$5,329	$644	12.1%	$26,358	$17,203	$9,155	53.2%
For the three months ended September 30, 2017, non-interest income increased $0.6 million, or 12.1%, to $6.0 million as compared to the same period in 2016. This increase is primarily due to a $0.3 million increase in deposit fees and a $0.5 million increase in gain on sales of loans and leases held-for-sale.
For the nine months ended September 30, 2017, non-interest income increased $9.2 million, or 53.2%, to $26.4 million as compared to the same period of 2016. This increase is primarily due to a $0.9 million increase in deposit fees, offset by a $2.3 million decrease in loan level derivative income, and a $11.4 million increase in gain on sales of investment securities.
Deposit fees increased $0.3 million, or 11.3%, to $2.5 million for the three months ended September 30, 2017 from $2.3 million for the same period of 2016 and increased $0.9 million, or 12.9%, to $7.5 million for the nine months ended September 30, 2017 from $6.7 million for the same period of 2016. This increase is primarily due to growth in deposits.
Gain on sales of loans and leases held-for-sale increased $0.5 million, or 78.4%, to $1.0 million for the three months ended September 30, 2017 from $0.6 million for the same period of 2016. This increase is primarily driven by the gain recorded on the sale of loans.
Loan level derivative income decreased $2.3 million, or 61.3%, to $1.4 million for the nine months ended September 30, 2017 from $3.7 million for the same period of 2016, primarily driven by fewer loan level derivative transactions completed for the nine months ended September 30, 2017.
No gain on sales of investment securities were recorded for the three months ended September 30, 2017 and 2016 and increased to $11.4 million, or 100.0%, for the nine months ended September 30, 2017 from zero for the same period of 2016, primarily driven by the gain on investment securities in the first quarter 2017.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Compensation and employee benefits	$21,067	$20,369	$698	3.4%	$61,761	$58,179	$3,582	6.2%
Occupancy	3,650	3,411	239	7.0%	10,952	10,328	624	6.0%
Equipment and data processing	4,210	3,826	384	10.0%	12,437	11,468	969	8.4%
Professional services	973	997	(24)	-2.4%	3,115	2,925	190	6.5%
FDIC insurance	842	956	(114)	-11.9%	2,648	2,677	(29)	-1.1%
Advertising and marketing	839	844	(5)	-0.6%	2,513	2,558	(45)	-1.8%
Amortization of identified intangible assets	519	623	(104)	-16.7%	1,570	1,879	(309)	-16.4%
Merger and acquisition expense	205	—	205	100.0%	205	—	205	100.0%
Other	3,103	2,362	741	31.4%	8,758	7,707	1,051	13.6%
Total non-interest expense	$35,408	$33,388	$2,020	6.1%	$103,959	$97,721	$6,238	6.4%
For the three months ended September 30, 2017, non-interest expense increased $2.0 million, or 6.1%, to $35.4 million as compared to the same period in 2016. This increase is primarily due to a $0.7 million increase in compensation and employee benefits expense, a $0.4 million increase in equipment and data processing expense, and a $0.7 million increase in other expense.
For the nine months ended September 30, 2017, non-interest expense increased $6.2 million, or 6.4%, to $104.0 million as compared to the same period in 2016. This increase is primarily due to a $3.6 million increase in compensation and employee benefits expense, a $1.0 million increase in equipment and data processing expense, and a $1.1 million increase in other expense.
The efficiency ratio decreased to 56.37% for the three months ended September 30, 2017 from 57.89% for the same period in 2016 and decreased to 54.18% for the nine months ended September 30, 2017 from 57.82% for the same period in 2016. Efforts to drive revenue growth contributed to the overall improvement in the efficiency ratio, along with an $11.4 million gain on sales of investment securities in the first quarter of 2017.
Compensation and employee benefits expense increased $0.7 million, or 3.4%, to $21.1 million for the three months ended September 30, 2017, from $20.4 million for the same period in 2016 and increased $3.6 million, or 6.2% to $61.8 million for the nine months ended September 30, 2017 from $58.2 million for the same period in 2016. This increase was primarily driven by an increase in employee headcount and incentive plan expenses.
Equipment and data processing expense increased $0.4 million, or 10.0%, to $4.2 million for the three months ended September 30, 2017 from $3.8 million for the same period in 2016 and increased $1.0 million, or 8.4%, to $12.4 million for the nine months ended September 30, 2017 from $11.5 million for the same period in 2016. This increase was primarily driven by an increase related to core processing, software licenses, and loan processing expense.
Other expense increased $0.7 million, or 31.4%, to $3.1 million for the three months ended September 30, 2017 from $2.4 million for the same period in 2016 and increased $1.1 million, or 13.6%, to $8.8 million for the nine months ended September 30, 2017 from $7.7 million for the same period in 2016. This increase was primarily driven by an increase related to loan expenses.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016			2017	2016
	(Dollars in Thousands)
Income before provision for income taxes	$24,497	$22,076	$2,421	11.0%	$70,737	$64,154	$6,583	10.3%
Provision for income taxes	8,330	7,804	526	6.7%	24,924	22,868	2,056	9.0%
Net income, before non-controlling interest in subsidiary	$16,167	$14,272	$1,895	13.3%	$45,813	$41,286	$4,527	11.0%
Effective tax rate	34.0%	35.4%	N/A	-4.0%	35.2%	35.6%	N/A	-1.1%
The Company recorded income tax expense of $8.3 million for the three months ended September 30, 2017, compared to $7.8 million for the three months ended September 30, 2016, representing effective tax rates of 34.0% and 35.4%, respectively.
The Company recorded income tax expense of $24.9 million for the nine months ended September 30, 2017, compared to $22.9 million for the nine months ended September 30, 2016, representing effective tax rates of 35.2% and 35.6%, respectively.
The decrease in the effective tax rates for the three and nine months ended September 30, 2017 was due to the adoption of ASU 2016-09. This ASU requires that the excess tax benefit associated with stock compensation transactions be recorded through earnings as a discrete item within the Company's effective tax rate during the period of the transaction. The prior guidance required the recognition of the excess tax benefit through additional paid in capital. The majority of the Company's stock based compensation events occur in the third quarter. Refer also to Note 9, "Stock Based Compensation."
During the third quarter of 2017, the Company was notified by the Internal Revenue Service (IRS) of its intent to examine the Company's 2015 consolidated federal income tax return. Management believes that this examination will conclude during the next 12 months.
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
Deposits, which are considered the most stable source of liquidity, totaled $4.8 billion as of September 30, 2017 and represented 83.0% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.6 billion, or 81.5% of total funding, as of December 31, 2016. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.6 billion as of September 30, 2017 and represented 75.7% of total deposits, compared to core deposits of $3.6 billion, or 77.4% of total deposits, as of December 31, 2016. Additionally, the Company had $260.8 million of brokered deposits as of September 30, 2017, which represented 5.4% of total deposits, compared to $203.4 million or 4.4% of total deposits, as of December 31, 2016. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.0 billion as of September 30, 2017, representing 17.0% of total funding, compared to $1.0 billion, or 18.5% of total funding, as of December 31, 2016.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2017 and December 31, 2016, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion based on the level of qualifying collateral available for these borrowings.

As of September 30, 2017, the Banks also have access to funding through certain uncommitted lines of credit of $204.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of September 30, 2017. As of September 30, 2017, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $86.9 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2017. As of September 30, 2017, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of September 30, 2017, cash, cash equivalents and investment securities available-for-sale totaled $586.3 million, or 8.8% of total assets. This compares to $591.3 million, or 9.2% of total assets as of December 31, 2016.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2017	At December 31, 2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$95,484	$27,750
Commercial	89,036	71,716
Residential mortgage	19,672	28,179
Unadvanced portion of loans and leases	526,532	580,416
Unused lines of credit:
Home equity	383,973	340,682
Other consumer	14,119	13,157
Other commercial	306	208
Unused letters of credit:
Financial standby letters of credit	11,270	11,720
Performance standby letters of credit	668	516
Commercial and similar letters of credit	855	785
Loan level derivatives:
Receive fixed, pay variable	465,470	383,780
Pay fixed, receive variable	465,470	383,780
Risk participation-out agreements	28,858	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,200	195
Sells foreign currency, buys U.S. currency	1,208	195
As of December 31, 2016, the Company held no risk participation-in agreements.

Capital Resources
As of September 30, 2017, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of September 30, 2017, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of September 30, 2017 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.
The Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2017:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$666,819	12.07%	$248,607	4.50%	$386,722	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	683,868	10.45%	261,768	4.00%	261,768	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	683,868	12.38%	331,438	6.00%	469,538	8.50%	N/A	N/A
Total risk-based capital ratio (4)	824,622	14.92%	442,157	8.00%	580,330	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$407,604	11.58%	$158,395	4.50%	$246,393	7.00%	$228,793	6.50%
Tier 1 leverage capital ratio (2)	415,378	10.21%	162,734	4.00%	162,734	4.00%	203,417	5.00%
Tier 1 risk-based capital ratio (3)	415,378	11.80%	211,209	6.00%	299,213	8.50%	281,612	8.00%
Total risk-based capital ratio (4)	459,389	13.05%	281,618	8.00%	369,623	10.50%	352,022	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$191,682	11.25%	$76,673	4.50%	$119,269	7.00%	$110,750	6.50%
Tier 1 leverage capital ratio (2)	191,682	9.15%	83,795	4.00%	83,795	4.00%	104,744	5.00%
Tier 1 risk-based capital ratio (3)	191,682	11.25%	102,230	6.00%	144,826	8.50%	136,307	8.00%
Total risk-based capital ratio (4)	210,241	12.34%	136,299	8.00%	178,892	10.50%	170,374	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$32,681	11.41%	$12,889	4.50%	$20,050	7.00%	$18,618	6.50%
Tier 1 leverage capital ratio (2)	32,681	8.43%	15,507	4.00%	15,507	4.00%	19,384	5.00%
Tier 1 risk-based capital ratio (3)	32,681	11.41%	17,185	6.00%	24,346	8.50%	22,914	8.00%
Total risk-based capital ratio (4)	36,270	12.66%	22,919	8.00%	30,082	10.50%	28,649	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of September 30, 2017 or December 31, 2016. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2017.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2017, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2017		December 31, 2016
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$11,110	4.9%	$6,403	3.0%
Up 200 basis points	7,740	3.4%	4,420	2.1%
Up 100 basis points	4,063	1.8%	2,288	1.1%
Down 100 basis points	(10,141)	-4.4%	(5,196)	-2.5%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 4.9% as of September 30, 2017, compared to a positive 3.0% as of December 31, 2016, the increase in asset sensitivity was due to a change in the funding mix, as core deposits and issued common stock funded balance sheet growth.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2017, the Company’s one-year cumulative gap was a negative $55.6 million, or 0.9% of total interest-earning assets, compared with a negative $275.3 million, or 4.56% of total interest-earning assets, at December 31, 2016.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of September 30, 2017, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2017	At December 31, 2016
Up 300 basis points	2.5%	-4.6%
Up 200 basis points	1.6%	-4.4%
Up 100 basis points	1.5%	-1.6%
Down 100 basis points	-9.1%	-6.4%

The Company's EVE sensitivity for Up shock scenarios moved from a negative outcome at December 31, 2016 to a positive outcome at September 30, 2017 due to the issuance of common stock which replaced short wholesale funding as well as the duration of assets shortened due to increased prepayments driven by lower, long term rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 2.1
Agreement and Plan of Merger dated as of September 20, 2017 by and among Brookline Bancorp, Inc., Brookline Bank, and First Commons Bank, N.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2017)

Exhibit 10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2017)

Exhibit 10.2
Consulting Agreement by and between Brookline Bank and Anthony G. Nuzzo dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2017)

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016; (2) Unaudited Consolidated Statements of Income for the three and nine months September 30, 2017 and September 30, 2016; (3) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months September 30, 2017 and September 30, 2016; (4) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and September 30, 2016; (5) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016; and (6) Notes to Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2017 and September 30, 2016.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 3, 2017	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)