Form 10-K
period 2017-12-31
BROOKLINE BANCORP INC
filed 2018-02-28
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2017,
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $1.1 billion.

As of February 28, 2018, there were 81,695,695 and 76,827,247 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2017 FORM 10-K

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
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.2%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
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
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities including equipment financing are focused primarily in the New York and New Jersey metropolitan area.

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
The loan and lease portfolio grew $331.8 million, or 6.1%, to $5.7 billion as of December 31, 2017 from $5.4 billion as of December 31, 2016. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $4.7 billion, or 82.0% of total loans and leases, as of December 31, 2017, increased $285.9 million, or 6.5%, from $4.4 billion, or 81.8% of total loans and leases, as of December 31, 2016.
Total deposits increased $260.3 million, or 5.6%, to $4.9 billion as of December 31, 2017 from $4.6 billion as of December 31, 2016. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 2.6% to $3.7 billion as of December 31, 2017 from $3.6 billion at December 31, 2016. The Company's core deposits were 75.2% of total deposits as of December 31, 2017, a decrease from 77.4% as of December 31, 2016.
Throughout 2017, the Company added $18.8 million to its allowance for loan and lease losses and experienced net charge-offs of $13.9 million to bring the balance to $58.6 million as of December 31, 2017. The ratio of the allowance for loan and lease losses to total loans and leases was 1.02% as of December 31, 2017 compared to 0.99% as of December 31, 2016. Excluding the loans acquired from BankRI and First Ipswich, the ratio of the allowance for loan and lease losses related to originated loans and leases was 1.05% as of December 31, 2017 and 1.03% as of December 31, 2016 respectively. Nonperforming assets as of December 31, 2017 were $31.7 million, down from $41.5 million at the end of 2016. Nonperforming assets were 0.47% and 0.64% of total assets as of December 31, 2017 and December 31, 2016, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $19.5 million, or 9.6%, to $223.2 million in 2017 compared to $203.7 million in 2016. The net interest margin increased 13 basis points to 3.57% in 2017 from 3.44% in 2016. Net income for 2017 decreased $1.8 million, or 3.5%, to $50.5 million from $52.4 million for 2016. Basic and fully diluted earnings per common share ("EPS") decreased to $0.68 for 2017 from $0.74 for 2016.
On September 20, 2017, the Company and First Commons Bank, N.A. (“First Commons Bank”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which First Commons Bank will merge with and into Brookline Bank.
See Note 2 and Note 24, "Acquisitions" and "Subsequent Events" to the consolidated financial statements for additional information on the Merger Agreement.
Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which is dominated by several large national banking institutions. Based on total deposits at June 30, 2017, the Company ranks sixteenth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
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
Market Area and Credit Risk Concentration
As of December 31, 2017, the Company, through its Banks, operated 51 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2017 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 63%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 73%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through its subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting: conservative debt service coverage, and LTV ratios at origination, lending to seasoned real estate owners/managers, using reasonable capitalization ratios, cross-collateralizing loans to one borrower when deemed prudent, and limiting the amount and types of construction lending. As of December 31, 2017, the largest commercial real estate relationship in the Company’s portfolio was $50.2 million. Many of the Banks’ commercial real estate customers have other commercial borrowing relationships with the Banks.
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
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2017, the largest commercial relationship in the Company’s portfolio was $23.8 million.
Consumer loans. Retail customers of Brookline Bank and First Ipswich typically live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI typically live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2017, the largest consumer relationship in the Company’s portfolio was $7.8 million.

Economic Conditions and Governmental Policies
Repayment of multi-family and commercial real estate loans are generally dependent on the properties generating sufficient income to cover operating expenses and debt service. Repayment of commercial loans and equipment financing loans and leases generally are dependent on the demand for the borrowers' products or services and the ability of borrowers to compete and operate on a profitable basis. Repayment of residential mortgage loans, home equity loans and indirect automobile loans generally are dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan and lease portfolio, therefore, is greatly affected by the economy.
Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.0% in October 2009. In December 2017, the unemployment rate was 4.1% nationally, down from 4.7% at the end of 2016.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in both Massachusetts and Rhode island are, in order: education and health services; trade, transportation and utilities, a sector that includes wholesale and retail trade; and business and professional services. The unemployment rate in Massachusetts increased to 3.5% in December 2017 from 3.1% in December 2016, slightly lower than the national average. The unemployment rate in Rhode Island decreased to 4.4% in December 2017 from 4.9% in December 2016, slightly higher than the national average.
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
Personnel
As of December 31, 2017, the Company had 717 full-time employees and 48 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
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
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, and is qualified by reference to the full text of the statutes and regulations referenced below.
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
The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.
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

Regulation of the Banks
Brookline Bank and First Ipswich are subject to regulation, supervision and examination by the MDOB and the FRB. BankRI is subject to regulation, supervision and examination by the RIBD and the FRB. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance
Deposit obligations of the Banks are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per separately insured depositor for deposits held in the same right and capacity. Additionally, Brookline Bank is a member bank of the Depositors Insurance Fund ("DIF") The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Brookline Bank is also insured by the DIF, and as such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Additionally, Brookline Bank is required to file reports with the DIF.
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
To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Banks, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The revised deposit insurance assessment pricing became effective on July 1, 2016.
Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks or bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under the final rule, each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points. Assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments.
The FDIC has the power to adjust the assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company’s FDIC and DIF insurance assessment costs totaled $3.3 million in 2017.

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
Acquisitions and Branching
The Banks must seek prior approval from the FRB to acquire another bank or establish a new branch office. Brookline Bank and First Ipswich must also seek prior approval from the MDOB to acquire another bank or establish a new branch office and BankRI must also seek prior approval from the RIBD to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Activities and Investments of Insured State-Chartered Banks
Section 24 of the FDIA generally limits the types of equity investments that FDIC-insured state-chartered member banks, such as the Banks, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements. In addition, the Federal Reserve Act provides that state member banks are subject to the same restrictions with respect to purchasing, selling, underwriting, and holding of investment securities as national banks.
Brokered Deposits
Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2017, none of the Banks had brokered deposits in excess of 10% of total deposits.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. As of December 31, 2017, there were no such transactions. Moreover, Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. As of December 31, 2017, there were no such transactions.
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
Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Banks must provide their customers with an annual disclosure that explains their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Banks are prohibited from disclosing such information except as provided in such policies and procedures. If the financial institution only discloses information under exceptions from the GLBA that do not require an opt out to be provided and if there has been no change in the financial institutions privacy policies and practices since its most recent disclosures provide to customers, an annual disclosure is not required to be provided by the financial institution. The GLBA also requires that the Banks develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Banks are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of the Banks in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Banks must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
Office of Foreign Assets Control (“OFAC”)
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2017, the Company did not have any transactions with sanctioned countries, nationals, and others.
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
We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use to meet our data processing and communication needs, could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cyber-security and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.
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
Natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting principles that govern the preparation of our financial statements. These changes can be hard to anticipate and implement, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to accounting standards may require costly technology changes, additional training and personnel, and other expense that will negatively impact our results of operations.
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, which will be effective for the Company for the first quarter of the fiscal year ending December 31, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. In December 2017, we recognized a write-down of $8.6 million in net deferred tax assets in connection with the adoption of the H.R. 1, the Tax Cuts and Jobs Act. Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our banking subsidiaries' capital ratios fall below required minimums, we could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Moreover, we cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations.
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
Provisions of Delaware law and provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us, even if a merge might be in the best interest of our stockholders.
There is no assurance when or even if the merger with First Commons Bank will be completed.
We have entered into the Merger Agreement pursuant to which First Commons Bank will merge with and into Brookline Bank with Brookline Bank as the surviving bank (the “Merger”). The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include:

•	the receipt of required regulatory approvals;

•	absence of orders prohibiting the completion of the merger; and

•	the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements.
There can be no assurance that the parties will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. In addition, as in any transaction, it is possible that, among other things, restrictions on the combined operations of the two companies may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the merger to us or have an adverse effect on us following the merger and prevent us from achieving the expected benefits of the merger.
In addition, the parties to the Merger Agreement can agree at any time to terminate the Merger Agreement even after First Commons Bank’s stockholders have provided their approval. The parties can also terminate the Merger Agreement under other specified circumstances. First Commons Bank may choose to terminate the merger agreement if the 10-day volume weighted average stock price of our common stock as reported on NASDAQ during the ten trading day period ending on the fifth trading day immediately preceding the closing date is less than $11.40 per share and our common stock underperforms the NASDAQ Bank Index by more than 20%. Any such termination would be subject to our right to increase the amount of our common stock and, if applicable, cash to be provided to First Commons Bank stockholders pursuant to the formula prescribed in the Merger Agreement.
We may be unable to successfully integrate First Commons Bank’s operations.
The merger with First Commons Bank involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:

•	integrating personnel with diverse business backgrounds;

•	integrating departments, systems, operating procedures and information technologies;

•	combining different corporate cultures;

•	retaining existing customers and attracting new customers; and

•	retaining key employees.
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.
The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of First Commons Bank. If we are unable to successfully integrate First Commons Bank, the anticipated benefits and cost savings of the Merger may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any Merger, a significant change in interest rates or economic conditions or decline in asset valuations may also cause us not to realize expected benefits and result in the merger not being as accretive as expected.
Unanticipated costs relating to the merger could reduce our future earnings per share.
We believe that we have reasonably estimated the likely costs of integrating our operations with the operations of First Commons Bank, and the incremental costs of operating as a combined company. However, it is possible that we could incur unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, which could result in the merger not being as accretive as expected or having a dilutive effect on the combined company’s earnings per share.
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
When we acquire a business, such as First Commons Bank, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2017, goodwill and other identifiable intangible assets were $143.9 million. We expect to record approximately $20.0 million in additional goodwill in connection with the acquisition of First Commons Bank. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2017. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s executive administration offices are located at 131 Clarendon Street, Boston, Massachusetts, which is owned by Brookline Bank, as well as its corporate operations center in Lincoln, Rhode Island, which is owned by BankRI, with other administrative and operations functions performed at several different locations.
Brookline Bank conducts its business from 25 banking offices, 5 of which are owned and 20 of which are leased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has 2 remote ATM locations, both of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York and in Melville, New York.
BankRI conducts its business from 20 banking offices, 6 of which are owned and 14 of which are leased. BankRI's main banking office, is leased and located in Providence, Rhode Island. BankRI also has 2 remote ATM locations, all of which are leased. Macrolease conducts its business from leased premises in Plainview, New York.
First Ipswich conducts its business from 6 banking offices, 1 of which is owned, 4 of which are leased and 1 of which is subleased. First Ipswich's main banking office is owned and located in Ipswich, Massachusetts. First Ipswich also has 2 remote ATM locations, both of which are leased.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2017.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2017, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 28, 2018 was 1,828. Market prices for the Company's common stock and dividends paid per quarter during 2017 and 2016 follow.

	Market Prices		Dividend Paid Per Share
	High	Low
2017
First Quarter	$16.75	$14.50	$0.09
Second Quarter	15.95	13.75	0.09
Third Quarter	15.50	13.75	0.09
Fourth Quarter	16.35	14.50	0.09
2016
First Quarter	$11.21	$10.23	$0.09
Second Quarter	11.69	10.44	0.09
Third Quarter	12.19	10.71	0.09
Fourth Quarter	16.60	12.05	0.09

Equity Compensation Plan Information
Refer to Note 20, "Employee Benefit Plans" for a discussion of the Company's equity compensation plans.
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. Index values are as of December 31 of each of the indicated years.

	At December 31,
Index	2012	2013	2014	2015	2016	2017
Brookline Bancorp, Inc.	100.00	116.65	127.15	150.69	221.86	217.62
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank $5B-$10B	100.00	154.28	158.92	181.04	259.37	258.40
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
The graph assumes $100 invested on December 31, 2012 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

(c)
There were no purchases made during the year ended December 31, 2017 by or on behalf of the Company of the Company's common stock. As of January 31, 2017, the Company had no authorizations to repurchase outstanding shares.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets (*)	$6,780,249	$6,438,129	$6,042,338	$5,800,948	$5,325,651
Total loans and leases	5,730,679	5,398,864	4,995,540	4,822,607	4,362,465
Allowance for loan and lease losses	58,592	53,666	56,739	53,659	48,473
Investment securities held-to-maturity	109,730	87,120	93,757	500	500
Investment securities available-for-sale	540,124	523,634	513,201	550,761	492,428
Goodwill and identified intangible assets	143,934	146,023	148,523	151,434	154,777
Total deposits	4,871,343	4,611,076	4,306,018	3,958,106	3,835,006
Core deposits (1)	3,663,873	3,570,054	3,218,146	3,011,398	2,900,338
Certificates of deposit	1,207,470	1,041,022	1,087,872	946,708	934,668
Total borrowed funds	1,020,819	1,044,086	983,029	1,126,404	812,555
Stockholders' equity (*)	803,830	695,544	667,485	641,818	614,412
Tangible stockholders' equity (*)(**)	659,896	549,521	518,962	490,384	459,635
Nonperforming loans and leases (2)	27,272	40,077	19,333	13,714	16,501
Nonperforming assets (3)	31,691	41,476	20,676	15,170	18,079
EARNINGS DATA
Interest and dividend income	$263,050	$239,648	$226,910	$218,482	$206,384
Interest expense	39,869	35,984	32,545	29,414	30,166
Net interest income	223,181	203,664	194,365	189,068	176,218
Provision for credit losses	18,988	10,353	7,451	8,477	10,929
Non-interest income (*)	32,173	22,667	20,184	20,180	15,619
Non-interest expense (*)	139,111	130,362	125,377	129,160	122,442
Provision for income taxes (*)	43,636	30,392	29,353	26,286	20,664
Net income (*)	50,518	52,362	49,782	43,288	36,015
Operating earnings (**)	59,747	52,362	49,782	43,288	36,610
PER COMMON SHARE DATA
Earnings per share - Basic (*)	$0.68	$0.74	$0.71	$0.62	$0.52
Earnings per share - Diluted (*)	0.68	0.74	0.71	0.62	0.52
Operating earnings per share (*)(**)	0.80	0.74	0.71	0.62	0.53
Dividends paid per common share	0.36	0.36	0.355	0.34	0.34
Book value per share (end of period) (*)	10.49	9.88	9.51	9.16	8.79
Tangible book value per share (*)(**)	8.61	7.81	7.39	7.00	6.58
Stock price (end of period)	15.70	16.40	11.50	10.03	9.55
PERFORMANCE RATIOS
Net interest margin	3.57%	3.44%	3.54%	3.61%	3.64%
Return on average assets (*)	0.76%	0.83%	0.85%	0.78%	0.70%
Operating return on average assets (*)(**)	0.90%	0.83%	0.85%	0.78%	0.71%
Return on average tangible assets (*)(**)	0.78%	0.85%	0.87%	0.80%	0.72%
Operating return on average tangible assets (*)(**)	0.92%	0.85%	0.87%	0.80%	0.73%
Return on average stockholders' equity (*)	6.53%	7.59%	7.57%	6.86%	5.84%

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Operating return on average stockholders' equity (*)(**)	7.73%	7.59%	7.57%	6.86%	5.94%
Return on average tangible stockholders' equity (*)(**)	8.04%	9.66%	9.80%	9.06%	7.84%
Operating return on average tangible stockholders' equity (*)(**)	9.51%	9.66%	9.80%	9.06%	7.97%
Dividend payout ratio (*)(**)	53.52%	48.44%	50.15%	55.16%	66.20%
Efficiency ratio (*) (4)	54.48%	57.60%	58.44%	61.73%	63.83%
GROWTH RATIOS
Total loan and lease growth (5)	6.15%	8.07%	3.59%	10.55%	4.47%
Total deposit growth (5)	5.64%	7.08%	8.79%	3.21%	6.05%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.25%	0.25%	0.09%	0.07%	0.08%
Nonperforming loans and leases as a percentage of total loans and leases	0.48%	0.74%	0.39%	0.28%	0.38%
Nonperforming assets as a percentage of total assets (*)	0.47%	0.64%	0.34%	0.26%	0.34%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.02%	0.99%	1.14%	1.11%	1.11%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (**)	1.05%	1.03%	1.20%	1.20%	1.32%
CAPITAL RATIOS
Stockholders' equity to total assets (*)	11.86%	10.80%	11.05%	11.06%	11.54%
Tangible equity ratio (*)(**)	9.94%	8.73%	8.81%	8.68%	8.89%
Tier 1 leverage capital ratio	10.43%	9.16%	9.37%	9.01%	9.36%
Common equity Tier 1 capital ratio (***)	12.02%	10.48%	10.62%	N/A	N/A
Tier 1 risk-based capital ratio	12.34%	10.79%	10.91%	10.55%	11.01%
Total risk-based capital ratio	14.75%	13.20%	13.54%	13.24%	12.15%
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI and its subsidiaries; First Ipswich and its subsidiaries; and Brookline Securities Corp.
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through the Banks, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.
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
The competition for loans and leases and deposits remains intense. While the economy improved in 2017, the Company expects the operating environment in 2018 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the FRB. A sustained, low interest rate environment with a flat interest rate curve may negatively impact on the Company's yields and net interest margin. While the company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain the net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.
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
Executive Overview
Growth
Total assets of $6.8 billion as of December 31, 2017 increased $342.1 million, or 5.3%, from December 31, 2016. The increase was primarily driven by increases in loans and leases and investment securities, partly offset by decreases in cash and cash equivalents.
Total loans and leases of $5.7 billion as of December 31, 2017 increased $331.8 million, or 6.1%, from December 31, 2016. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.7 billion, or 82.0% of total loans and leases as of December 31, 2017, an increase of $285.9 million, or 6.5%, from $4.4 billion, or 81.8% of total loans and leases, as of December 31, 2016.

Total deposits of $4.9 billion as of December 31, 2017 increased $260.3 million, or 5.6%, from $4.6 billion as of December 31, 2016. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.7 billion, or 75.2% of total deposits as of December 31, 2017, an increase of $93.8 million, or 2.6%, from $3.6 billion, or 77.4% of total deposits as of December 31, 2016.
Asset Quality
Nonperforming assets as of December 31, 2017 totaled $31.7 million, or 0.47% of total assets, compared to $41.5 million, or 0.64% of total assets, as of December 31, 2016. Net charge-offs for the year ended December 31, 2017 were $13.9 million, or 0.25% of average loans and leases, compared to $13.3 million, or 0.25% of average loans and leases, for the year ended December 31, 2016.The decrease in nonperforming loans and leases and nonperforming assets was primarily driven by the partial charge offs and pay downs on certain taxi medallion loans.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.02% as of December 31, 2017, compared to 0.99% as of December 31, 2016. Excluding the loans acquired from BankRI and First Ipswich, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.05% as of December 31, 2017, compared to 1.03% as of December 31, 2016. The Company continued to employ its historical underwriting methodology throughout the twelve month period ended December 31, 2017.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 12.02% as of December 31, 2017, compared to 10.48% as of December 31, 2016. The Company's Tier 1 Leverage Ratio was 10.43% as of December 31, 2017, compared to 9.16% as of December 31, 2016. As of December 31, 2017, the Company's Tier 1 Risk-Based Ratio was 12.34%, compared to 10.79% as of December 31, 2016. The Company's Total Risk-Based Ratio was 14.75% as of December 31, 2017, compared to 13.20% as of December 31, 2016.
The Company's ratio of stockholders' equity to total assets was 11.86% and 10.80% as of December 31, 2017 and December 31, 2016, respectively. The Company's tangible equity ratio was 9.94% and 8.73% as of December 31, 2017 and December 31, 2016, respectively.
Net Income
For the year ended December 31, 2017, the Company reported net income of $50.5 million, or $0.68 per basic and diluted share, a decrease of $1.8 million, or 3.5%, from $52.4 million, or $0.74 per basic and diluted share for the year ended December 31, 2016. Excluding the impact of the Tax Reform Act, net income would have been $59.7 million, with an EPS of $0.80 per basic and diluted share, for the year ended December 31, 2017. The decrease in net income is primarily the result of the impact of the Tax Reform Act, an increase in the provision for credit losses of $8.6 million, an increase in non-interest expense of $8.7 million and an increase in provision for income taxes of $13.2 million, partially offset by an increase in net interest income of $19.5 million and an increase in non-interest income of $9.5 million.
The return on average assets was 0.76% for the year ended December 31, 2017, compared to 0.83% for the year ended December 31, 2016. The return on average stockholders' equity was 6.53% for the year ended December 31, 2017, compared to 7.59% for the year ended December 31, 2016.
The net interest margin was 3.57% for the year ended December 31, 2017 up from 3.44% for the year ended December 31, 2016. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets by 16 basis points to 4.20% in 2017 from 4.04% in 2016, partially offset by an increase of 4 basis points in the Company's overall cost of funds to 0.69% in 2017 from 0.65% in 2016.
Results for 2017 included a $19.0 million provision for credit losses, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $9.5 million to $32.2 million for the year ended December 31, 2017 from $22.7 million for the year ended December 31, 2016. Several factors contributed to the year over year increase, including an increase of $11.4 million in gain on sales of securities recorded in the first quarter of 2017, partially offset by a $1.8 million decrease in loan level derivative income.
Non-interest expense increased $8.7 million to $139.1 million for the year ended December 31, 2017 from $130.4 million for the year ended December 31, 2016. The increase was largely attributable to an increase of $4.6 million in compensation, an increase of $0.7 million in occupancy, an increase of $1.4 million in equipment and data processing, and an increase of $1.7 million in other non-interest expense.

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
Valuation of Investment Securities
Investment securities classified as available-for-sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost.
The market values of the Company's investment securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. There were no impairment losses charged to earnings in 2017, 2016 and 2015.
See Note 21, "Fair Value of Financial Instruments" to the consolidated financial statements for additional information on how management determines the fair value of its financial instruments.
Valuation of Acquired Loans
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
Impairment of Goodwill
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
The Company has evaluated the qualitative factors discussed above and assessed the effect identified adverse events or circumstances could have, and based on this analysis has concluded there was no indication of goodwill impairment as of December 31, 2017. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
See Note 17, “Income Taxes” within notes to the consolidated financial statements for information regarding income taxes and the impact the enactment of the Tax Reform Act on the Company's consolidated financial statements as of December 31, 2017.
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
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (*)	$50,518	$52,362	$49,782	$43,288	$36,015
Adjustments to arrive at operating earnings:
Compensation-related expenses (1)	—	—	—	—	911
Total pre-tax adjustments	—	—	—	—	911
Tax effect:
Compensation-related expenses (1)	—	—	—	—	(316)
Merger and acquisition expense (2)	264	—	—	—	—
Impact of Tax Reform Act	8,965	—	—	—	—
Total adjustments, net of tax	9,229	—	—	—	595
Operating earnings (*)	$59,747	$52,362	$49,782	$43,288	$36,610

Earnings per share, as reported (*)	$0.68	$0.74	$0.71	$0.62	$0.52
Adjustments to arrive at operating earnings per share:
Compensation-related expenses (1)	—	—	—	—	0.01
Merger and acquisition expense (2)	—	—	—	—	—
Impact of Tax Reform Act	0.12	—	—	—	—
Total adjustments per share	0.12	—	—	—	0.01
Operating earnings per share (*)	$0.80	$0.74	$0.71	$0.62	$0.53
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

(2) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Operating earnings (*)	$59,747	$52,362	$49,782	$43,288	$36,610

Average total assets (*)	$6,607,234	$6,279,722	$5,840,749	$5,556,224	$5,174,232
Less: Average goodwill and average identified intangible assets, net	145,000	147,308	150,020	153,170	157,187
Average tangible assets (*)	$6,462,234	$6,132,414	$5,690,729	$5,403,054	$5,017,045

Return on average assets (*)	0.76%	0.83%	0.85%	0.78%	0.70%
Add:
Compensation-related expenses	—%	—%	—%	—%	0.01%
Impact of Tax Reform Act	0.14%	—%	—%	—%	—%
Operating return on average assets (*)	0.90%	0.83%	0.85%	0.78%	0.71%

Return on average tangible assets (*)	0.78%	0.85%	0.87%	0.80%	0.72%
Add:
Compensation-related expenses	—%	—%	—%	—%	0.01%
Impact of Tax Reform Act	0.14%	—%	—%	—%	—%
Operating return on average tangible assets (*)	0.92%	0.85%	0.87%	0.80%	0.73%

Average total stockholders' equity (*)	$773,244	$689,556	$657,841	$630,966	$616,473
Less: Average goodwill and average identified intangible assets, net	145,000	147,308	150,020	153,170	157,187
Average tangible stockholders' equity (*)	$628,244	$542,248	$507,821	$477,796	$459,286

Return on average stockholders' equity (*)	6.53%	7.59%	7.57%	6.86%	5.84%
Add:
Compensation-related expenses	—%	—%	—%	—%	0.10%
Merger and acquisition expense	0.03%	—%	—%	—%	—%
Impact of Tax Reform Act	1.17%	—%	—%	—%	—%
Operating return on average stockholders' equity (*)	7.73%	7.59%	7.57%	6.86%	5.94%

Return on average tangible stockholders' equity (*)	8.04%	9.66%	9.80%	9.06%	7.84%
Add:
Compensation-related expenses	—%	—%	—%	—%	0.13%
Merger and acquisition expense	0.04%	—%	—%	—%	—%
Impact of Tax Reform Act	1.43%	—%	—%	—%	—%
Operating return on average tangible stockholders' equity (*)	9.51%	9.66%	9.80%	9.06%	7.97%
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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Net income, as reported (*)	$50,518	$52,362	$49,782	$43,288	$36,015

Average total assets (*)	$6,607,234	$6,279,722	$5,840,749	$5,556,224	$5,174,232
Less: Average goodwill and average identified intangible assets, net	145,000	147,308	150,020	153,170	157,187
Average tangible assets (*)	$6,462,234	$6,132,414	$5,690,729	$5,403,054	$5,017,045

Return on average tangible assets (*)	0.78%	0.85%	0.87%	0.80%	0.72%

Average total stockholders' equity (*)	$773,244	$689,556	$657,841	$630,966	$616,473
Less: Average goodwill and average identified intangible assets,net	145,000	147,308	150,020	153,170	157,187
Average tangible stockholders' equity (*)	$628,244	$542,248	$507,821	$477,796	$459,286

Return on average tangible stockholders' equity (*)	8.04%	9.66%	9.80%	9.06%	7.84%
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Total stockholders' equity (*)	$803,830	$695,544	$667,485	$641,818	$614,412
Less: Goodwill and identified intangible assets, net	143,934	146,023	148,523	151,434	154,777
Tangible stockholders' equity (*)	$659,896	$549,521	$518,962	$490,384	$459,635

Total assets (*)	$6,780,249	$6,438,129	$6,042,338	$5,800,948	$5,325,651
Less: Goodwill and identified intangible assets, net	143,934	146,023	148,523	151,434	154,777
Tangible assets (*)	$6,636,315	$6,292,106	$5,893,815	$5,649,514	$5,170,874

Tangible equity ratio (*)	9.94%	8.73%	8.81%	8.68%	8.89%
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Tangible stockholders' equity (*)	$659,896	$549,521	$518,962	$490,384	$459,635

Common shares issued	81,695,695	75,744,445	75,744,445	75,744,445	75,744,445
Less:
Treasury shares	4,440,665	4,707,096	4,861,554	5,040,571	5,171,985
Unallocated ESOP	142,332	176,688	213,066	251,382	291,666
Unvested restricted stocks	455,283	476,854	486,035	419,702	409,068
Common shares outstanding	76,657,415	70,383,807	70,183,790	70,032,790	69,871,726

Tangible book value per share (*)	$8.61	$7.81	$7.39	$7.00	$6.58
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Dividends paid	$27,035	$25,366	$24,967	$23,876	$23,841

Net income, as reported (*)	$50,518	$52,362	$49,782	$43,288	$36,015

Dividend payout ratio (*)	53.52%	48.44%	50.15%	55.16%	66.20%
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
The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013

Allowance for loan and lease losses	$58,592	$53,666	$56,739	$53,659	$48,473
Less: Allowance for acquired loan and lease losses	1,040	1,253	1,752	2,848	1,629
Allowance for originated loan and lease losses	$57,552	$52,413	$54,987	$50,811	$46,844

Total loans and leases	$5,730,679	$5,398,864	$4,995,540	$4,822,607	$4,362,465
Less: Total acquired loans and leases	240,057	315,304	422,652	590,654	815,412
Total originated loan and leases	$5,490,622	$5,083,560	$4,572,888	$4,231,953	$3,547,053

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.05%	1.03%	1.20%	1.20%	1.32%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,174,969	38.0%	$2,050,382	38.1%	$1,875,592	37.5%	$1,680,082	34.8%	$1,461,985	33.5%
Multi-family mortgage	760,670	13.3%	731,186	13.5%	658,480	13.2%	639,706	13.2%	627,933	14.4%
Construction	140,138	2.4%	136,999	2.5%	130,322	2.6%	148,013	3.1%	113,705	2.6%
Total commercial real estate loans	3,075,777	53.7%	2,918,567	54.1%	2,664,394	53.3%	2,467,801	51.1%	2,203,623	50.5%
Commercial loans and leases:
Commercial	705,004	12.3%	635,426	11.8%	592,531	11.9%	514,077	10.7%	407,792	9.3%
Equipment financing	866,488	15.1%	799,860	14.8%	721,890	14.5%	601,424	12.5%	513,024	11.8%
Condominium association	52,619	0.9%	60,122	1.1%	59,875	1.2%	51,593	1.1%	44,794	1.0%
Total commercial loans and leases	1,624,111	28.3%	1,495,408	27.7%	1,374,296	27.6%	1,167,094	24.3%	965,610	22.1%
Consumer loans:
Residential mortgage	660,065	11.5%	624,349	11.6%	616,449	12.3%	571,920	11.9%	528,185	12.1%
Home equity	355,954	6.2%	342,241	6.3%	314,553	6.3%	287,058	5.9%	257,461	5.9%
Other consumer	14,772	0.3%	18,299	0.3%	25,848	0.5%	328,734	6.8%	407,586	9.4%
Total consumer loans	1,030,791	18.0%	984,889	18.2%	956,850	19.1%	1,187,712	24.6%	1,193,232	27.4%
Total loans and leases	5,730,679	100.0%	5,398,864	100.0%	4,995,540	100.0%	4,822,607	100.0%	4,362,465	100.0%
Allowance for loan and lease losses	(58,592)		(53,666)		(56,739)		(53,659)		(48,473)
Net loans and leases	$5,672,087		$5,345,198		$4,938,801		$4,768,948		$4,313,992
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

As of December 31, 2017, there were twelve borrowers with commitments over $35.0 million. The total of those commitments was $537.1 million or 8.0% of total commitments as of December 31, 2017.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.7% of total loans and leases outstanding as of December 31, 2017.
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
Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with fixed rate terms longer than five years, the Company offers loan level derivatives to accommodate customer need.
The Company's urban and suburban market area is characterized by a large number of apartment buildings, office buildings, retail stores, among others. As a result, commercial real estate and multi-family mortgage lending has been a significant part of the Company's activities for many years. Many of the Company's borrowers have more than one multi-family or commercial real estate loan outstanding with the Company. The Company monitors the commercial real estate portfolio for tenant exposures; both by company and industry.
The permanent commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($750.3 million), office buildings ($636.3 million), retail stores ($495.4 million), industrial properties ($367.1 million), mixed-use properties ($204.9 million), lodging services ($109.9 million) and to food services ($53.0 million) as of December 31, 2017. At that date, 97.2% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.3% of total loans outstanding as of December 31, 2017.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($507.6 million), transportation services ($344.5 million), recreation services ($149.7 million), food services ($113.2 million), manufacturing ($90.4 million), rental and leasing services ($82.1 million), and retail ($69.5 million) as of December 31, 2017.
The Company provides commercial banking services to companies in its market area. Approximately 46.2% of the commercial loans outstanding as of December 31, 2017 were made to borrowers located in New England. The remaining 53.8% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.2% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.0% of total loans outstanding as of December 31, 2017. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2017, other consumer loans equaled $14.8 million, or 0.3% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of the total of those loans.
Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans as of December 31, 2017. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2017
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Fifteen Years	More than Fifteen Years	Total after One Year	Total
	(In Thousands)
Commercial real estate	$838,864	$541,051	$589,739	$201,476	$3,839	$1,336,105	$2,174,969
Multi-family mortgage	353,630	133,559	170,345	101,037	2,099	407,040	760,670
Construction	106,738	8,863	20,382	3,957	198	33,400	140,138
Commercial	217,858	137,103	166,433	94,136	89,474	487,146	705,004
Equipment financing	77,542	210,175	438,624	140,147	—	788,946	866,488
Condominium association	6,334	13,986	15,705	16,594	—	46,285	52,619
Residential mortgage	173,447	125,112	209,647	116,557	35,302	486,618	660,065
Home equity	220,546	1,345	5,554	45,118	83,391	135,408	355,954
Other consumer	7,126	2,055	84	—	5,507	7,646	14,772
Total	$2,002,085	$1,173,249	$1,616,513	$719,022	$219,810	$3,728,594	$5,730,679

The following table sets forth as of December 31, 2017 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate	$435,781	$825,762	$1,261,543
Multi-family mortgage	144,448	241,305	385,753
Construction	2,405	30,994	33,399
Commercial	277,409	203,728	481,137
Equipment financing	595,974	188,958	784,932
Condominium association	25,878	20,407	46,285
Residential mortgage	48,218	407,016	455,234
Home equity	26,479	67,524	94,003
Other consumer	2,172	5,475	7,647
Total originated	1,558,764	1,991,169	3,549,933
Acquired:
Commercial real estate	9,614	64,949	74,563
Multi-family mortgage	10,822	10,465	21,287
Commercial	317	5,691	6,008
Equipment financing	4,015	—	4,015
Residential mortgage	19,490	11,893	31,383
Home equity	23,398	18,007	41,405
Total acquired	67,656	111,005	178,661
Total loans	$1,626,420	$2,102,174	$3,728,594
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations. Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2017, the Company had $68.2 million of total assets, including acquired assets, that were designated as criticized. This compares to $70.4 million of assets designated as criticized as of December 31, 2016.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of December 31, 2017, the Company had nonperforming assets of $31.7 million, representing 0.47% of total assets, compared to nonperforming assets of $41.5 million, or 0.64% of total assets, as of December 31, 2016. The decrease in nonperforming assets was primarily due to the partial charge-off of loans secured by taxi medallions during the year ending December 31, 2017.
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
As of December 31, 2017, the Company had loans and leases greater than 90 days past due and accruing of $3.0 million, or 0.05% of total loans and leases, compared to $7.1 million, or 0.13% of total loans and leases, as of December 31, 2016, representing an decrease of $4.1 million.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,313	$5,340	$5,482	$1,009	$1,098
Multi-family mortgage	608	1,404	291	—	—
Construction	860	—	—	—	—
Total commercial real estate loans	4,781	6,744	5,773	1,009	1,098

Commercial	11,619	22,974	6,264	5,196	6,148
Equipment financing	8,106	6,758	2,610	3,223	4,115
Condominium association	—	—	—	—	1
Total commercial loans and leases	19,725	29,732	8,874	8,419	10,264

Residential mortgage	1,979	2,501	2,225	1,682	2,875
Home equity	744	951	1,757	1,918	1,987
Other consumer	43	149	704	686	277
Total consumer loans	2,766	3,601	4,686	4,286	5,139

Total nonaccrual loans and leases	27,272	40,077	19,333	13,714	16,501

Other real estate owned	3,235	618	729	953	577
Other repossessed assets	1,184	781	614	503	1,001
Total nonperforming assets	$31,691	$41,476	$20,676	$15,170	$18,079

Loans and leases past due greater than 90 days and accruing	$3,020	$7,077	$8,690	$6,008	$10,913

Total nonperforming loans and leases as a percentage of total loans and leases	0.48%	0.74%	0.39%	0.28%	0.38%
Total nonperforming assets as a percentage of total assets	0.47%	0.64%	0.34%	0.26%	0.34%
Troubled Debt Restructured Loans and Leases
As of December 31, 2017, restructured loans included $5.0 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $13.9 million of commercial loans, $4.0 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.4 million of home equity loans. As of December 31, 2016, restructured loans included $4.9 million of commercial real estate loans, $2.0 million of multi-family mortgage loans, $13.7 million of commercial loans, $2.1 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.8 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to reduce the required monthly payment to a more manageable amount for the borrower.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$16,241	$13,883
On nonaccrual	9,770	11,919
Total troubled debt restructurings	$26,011	$25,802

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2017	2016
	(Dollars in Thousands)
Balance at beginning of period	$25,802	$22,918
Additions	7,001	12,027
Net charge-offs	(4,723)	(4,335)
Repayments	(1,147)	(4,808)
Other reductions (1)	(922)	—
Balance at end of period	$26,011	$25,802
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

As of December 31, 2017, the Company had a portfolio of approximately $19.7 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans according to terms, resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended September 30, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the special risks associated with the taxi portfolio.

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
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
(Credit) provision for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679
Total allowance for loan and lease losses as a percentage of total loans and leases	0.88%	1.62%	0.50%	1.02%

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$—	$56,739
Charge-offs	(2,169)	(10,516)	(1,982)	—	(14,667)
Recoveries	—	642	750	—	1,392
(Credit) provision for loan and lease losses	(337)	8,762	1,777	—	10,202
Balance at December 31, 2016	$27,645	$20,906	$5,115	$—	$53,666

Total loans and leases	$2,918,567	$1,495,408	$984,889	N/A	$5,398,864
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.40%	0.52%	N/A	0.99%

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$5,690	$2,418	$53,659
Charge-offs	(550)	(3,634)	(2,370)	—	(6,554)
Recoveries	—	667	1,544	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(294)	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$4,570	$—	$56,739

Total loans and leases	$2,664,394	$1,374,296	$956,850	N/A	$4,995,540
Allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.60%	0.48%	N/A	1.14%

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$7,299	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,813)	—	(4,450)
Recoveries	4	801	592	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(388)	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$5,690	$2,418	$53,659

Total loans and leases	$2,467,801	$1,167,094	$1,187,712	N/A	$4,822,607
Allowance for loan and lease losses as a percentage of total loans and leases	1.20%	1.37%	0.48%	N/A	1.11%

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$7,849	$2,630	$41,152
Charge-offs	(88)	(2,077)	(2,623)	—	(4,788)
Recoveries	13	657	764	—	1,434
Provision for loan and lease losses	3,079	5,985	1,309	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$7,299	$2,932	$48,473

Total loans and leases	$2,203,623	$965,610	$1,193,232	N/A	$4,362,465
Allowance for loan and lease losses as a percentage of total loans and leases	1.04%	1.58%	0.61%	N/A	1.11%
The allowance for loan and lease losses was $58.6 million as of December 31, 2017, or 1.02% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 0.99% of total loans and leases outstanding, as of December 31, 2016. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2016 to December 31, 2017 is primarily due to loan growth of $331.8 million during the year, offset by the charge-off of loans which had specific reserve during the year.
Management believes that the allowance for loan and lease losses as of December 31, 2017 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $27.1 million, or 0.88% of total commercial real estate loans outstanding, as of December 31, 2017. This compared to an allowance for commercial real estate loan losses of $27.6 million, or 0.95% of total commercial real estate loans outstanding, as of December 31, 2016. Specific reserves on commercial real estate loans were zero and $28.0 thousand as of December 31, 2017 and December 31, 2016, respectively. The $0.5 million decrease in the allowance for commercial real estate loan losses during 2017 was primarily driven by the decrease in specific reserve on commercial real estate loans which had a charge-off during the year and the decrease in historical loss factors, partially offset by the originated loan growth of $200.0 million, or 7.3% from December 31, 2016.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans increased to 0.91% as of December 31, 2017 from 0.74% as of December 31, 2016. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.16% as of December 31, 2017 from 0.23% as of December 31, 2016. The increase in total criticized and classified commercial real estate loans had a minimal impact on the allowance for commercial real estate loan losses as these loans are adequately collateralized over the loan carrying balance.
Net charge-offs decreased $2.2 million to $18.0 thousand, or 0.001% of average commercial real estate loans, for the year ended December 31, 2017, compared with net charge-offs of $2.2 million, or 0.08% of average commercial real estate loans, for the year ended December 31, 2016. The decrease in net charge-offs was primarily due to the 2016 charge-off of a commercial real estate relationship which had a specific reserve in prior period. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $26.3 million, or 1.62% of total commercial loans and leases outstanding, as of December 31, 2017, compared to $20.9 million, or 1.40% of total commercial loans and leases outstanding, as of December 31, 2016. Specific reserves on commercial loans and leases increased from $0.1 million as of December 31, 2016 to $3.1 million as of December 31, 2017. The $5.4 million increase in the allowance for commercial loans and lease losses during 2017 was primarily driven by the increase in specific reserve on taxi medallion loans, the increase in historical loss factors, along with the originated loan growth of $136.3 million, or 9.2% from December 31, 2016.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases decreased to 2.47% as of December 31, 2017, from 3.27% as of December 31, 2016. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 1.15% as of December 31, 2017 from 1.85% as of December 31, 2016. The decreases in the ratio of total criticized and classified commercial loans and leases to total commercial loans and leases and the ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases was primarily due to the partial charge-offs of loans secured by taxi medallions in 2017.
Net charge-offs increased $3.9 million to $13.8 million, or 0.88% of average commercial loans and leases, for the year ended December 31, 2017, compared with net charge-offs of $9.9 million, or 0.69% of average commercial loans and leases, for the year ended December 31, 2016. The increase in net charge-offs was primarily due to the charge-offs of the taxi medallion and commercial loans which had a specific reserve in prior period. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.1 million, or 0.50% of total consumer loans outstanding, as of December 31, 2017, compared to $5.1 million, or 0.52% of consumer loans outstanding, as of December 31, 2016. Specific reserves on consumer loans were $22.0 thousand and $27.0 thousand as of December 31, 2017 and December 31, 2016, respectively. The allowance for consumer loans remained steady during 2017 despite of the originated loan growth of $70.8 million, or 8.2%, from December 31, 2016.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.23% as of December 31, 2017 from 0.32% as of December 31, 2016. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of December 31, 2017. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio totaled $0.1 million, or 0.01% of average consumer loans, for the year ended December 31, 2017, compared with net charge-offs of $1.2 million, or 0.13% of average consumer loans, for the year ended December 31, 2016. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,089	34.3%	38.0%	$19,354	36.1%	38.1%	$21,100	37.3%	37.5%
Multi-family mortgage	5,667	9.7%	13.3%	5,528	10.3%	13.5%	6,376	11.2%	13.2%
Construction	1,356	2.3%	2.4%	2,763	5.1%	2.5%	2,675	4.7%	2.6%
Total commercial real estate loans	27,112	46.3%	53.7%	27,645	51.5%	54.1%	30,151	53.2%	53.3%
Commercial	15,366	26.2%	12.3%	10,096	18.8%	11.8%	12,745	22.5%	11.9%
Equipment financing	10,586	18.1%	15.1%	10,345	19.3%	14.8%	8,809	15.5%	14.5%
Condominium association	381	0.7%	0.9%	465	0.9%	1.1%	464	0.8%	1.2%
Total commercial loans and leases	26,333	45.0%	28.3%	20,906	39.0%	27.7%	22,018	38.8%	27.6%
Residential mortgage	2,743	4.7%	11.5%	2,587	4.8%	11.6%	2,069	3.6%	12.3%
Home equity	2,219	3.8%	6.2%	2,356	4.4%	6.3%	2,149	3.8%	6.3%
Other consumer	185	0.2%	0.3%	172	0.3%	0.3%	352	0.6%	0.5%
Total consumer loans	5,147	8.7%	18.0%	5,115	9.5%	18.2%	4,570	8.0%	19.1%
Total	$58,592	100.0%	100.0%	$53,666	100.0%	100.0%	$56,739	100.0%	100.0%

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,858	38.9%	34.8%	$14,883	30.7%	33.5%
Multi-family mortgage	5,057	9.4%	13.2%	4,890	10.1%	14.4%
Construction	3,679	6.9%	3.1%	3,249	6.7%	2.6%
Total commercial real estate loans	29,594	55.2%	51.1%	23,022	47.5%	50.5%
Commercial	7,463	13.9%	10.7%	6,724	13.9%	9.3%
Equipment financing	8,112	15.1%	12.5%	8,161	16.8%	11.8%
Condominium association	382	0.7%	1.1%	335	0.7%	1.0%
Total commercial loans and leases	15,957	29.7%	24.3%	15,220	31.4%	22.1%
Residential mortgage	1,392	2.6%	11.9%	1,431	3.0%	12.1%
Home equity	1,846	3.5%	5.9%	1,324	2.7%	5.9%
Other consumer	2,452	4.5%	6.8%	4,544	9.4%	9.4%
Total consumer loans	5,690	10.6%	24.6%	7,299	15.1%	27.4%
Unallocated	2,418	4.5%	—%	2,932	6.0%	—%
Total	$53,659	100.0%	100.0%	$48,473	100.0%	100.0%

Liability for Unfunded Credit Commitments
The liability for unfunded credit commitments, which is included in other liabilities, was $1.7 million, and $1.5 million, as of December 31, 2017, and 2016, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain credit unfunded credit commitments.
See the subsections "Comparison of Years Ended December 31, 2017 and December 31, 2016—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2016 and December 31, 2015—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.
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
Cash, cash equivalents, and investment securities increased $32.4 million, or 4.8%, to $710.9 million as of December 31, 2017 from $678.4 million as of December 31, 2016. The increase was primarily driven by an increase in deposit balances, offset by growth in loans and leases and investment securities. Cash, cash equivalents, and investment securities were 10.48% of total assets as of December 31, 2017, compared to 10.54% of total assets at December 31, 2016.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$151,483	$149,924	$98,122	$97,020	$40,658	$40,627
GSE CMOs	131,082	127,022	161,483	158,040	198,000	193,816
GSE MBSs	191,281	189,313	214,946	212,915	230,213	229,881
SBA commercial loan asset- backed securities	73	72	107	107	148	147
Corporate debt obligations	62,811	62,683	48,308	48,485	46,160	46,486
U.S. Treasury bonds	8,785	8,730	4,801	4,737	—	—
Trust preferred securities	1,471	1,398	1,469	1,358	1,466	1,267
Marketable equity securities	978	982	966	972	956	977
Total investment securities available-for-sale	$547,964	$540,124	$530,202	$523,634	$517,601	$513,201
Investment securities held-to-maturity:
GSE debentures	$41,612	$40,801	$14,735	$14,101	$34,915	$34,819
GSE MBSs	13,923	13,705	17,666	17,479	19,291	18,986
Municipal obligations	53,695	53,517	54,219	53,204	39,051	39,390
Foreign government obligations	500	500	500	487	500	500
Total investment securities held-to-maturity	$109,730	$108,523	$87,120	$85,271	$93,757	$93,695
Restricted equity securities:
FHLBB stock	$42,427		$47,284		$48,890
FRB stock	16,842		16,752		16,752
Other	100		475		475
Total restricted equity securities	$59,369		$64,511		$66,117
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio increased $34.0 million, or 5.0% since December 31, 2016. As of December 31, 2017, total securities portfolio was 10.46% of total assets, compared to 10.49% of total assets as of December 31, 2016.
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

Maturities, calls and principal repayments for investment securities available-for-sale and investment securities held-to-maturity totaled $75.4 million for the year ended December 31, 2017 compared to $143.4 million for the same period in 2016. There were no sales of investment securities available-for-sale in 2017 or 2016. For the year ended December 31, 2017, the Company purchased $91.0 million of investment securities available-for-sale and $26.9 million of investment securities held-to-maturity, compared to $115.4 million of investment securities available-for-sale and $36.2 million of investment securities held-to-maturity in 2016.
As of December 31, 2017, the fair value of all investment securities available-for-sale was $540.1 million and carried a total of $7.8 million of net unrealized losses, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of December 31, 2017, $469.2 million, or 86.9%, of the portfolio, had gross unrealized losses of $8.4 million. This compares to $389.0 million, or 74.3%, of the portfolio with gross unrealized losses of $8.0 million as of December 31, 2016. The Company's unrealized loss position increased in 2017 driven by higher year over year interest rates and a change in the portfolio mix from shorter duration MBS to longer duration agency debentures and municipal securities.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2017. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Investment Securities Available-for-Sale
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2017, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $23.7 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2016.
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
As of December 31, 2017, the Company owned 48 GSE debentures with a total fair value of $149.9 million, and a net unrealized loss of $1.6 million. As of December 31, 2016, the Company held 29 GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 21 of the 29 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. During the year ended December 31, 2017, the Company purchased a total of $54.2 million GSE debentures. This compares to $65.7 million purchased during the same period in 2016.
As of December 31, 2017, the Company owned 62 GSE CMOs with a total fair value of $127.0 million and a net unrealized loss of $4.1 million. As of December 31, 2016, the Company held 62 GSE CMOs with a total fair value of $158.0 million with a net unrealized loss of $3.4 million. As of December 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the year ended December 31, 2017, the Company did not purchase any GSE CMOs. During the year ended December 31, 2016, the Company purchased a total of $3.1 million of GSE CMOs.

As of December 31, 2017, the Company owned 194 GSE MBSs with a total fair value of $189.3 million and a net unrealized loss of $2.0 million. As of December 31, 2016, the Company held 195 GSE MBSs with a total fair value of $212.9 million with a net unrealized loss of $2.0 million. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the years ended December 31, 2017 and 2016, the Company purchased a total of $18.3 million and $36.6 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed Securities
As of December 31, 2017 and December 31, 2016, the Company owned SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. As of December 31, 2016, four of the six securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
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
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned nineteen corporate obligation securities with a total fair value of $62.7 million and a net unrealized gain of $0.1 million as of December 31, 2017. This compares to sixteen corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million as of December 31, 2016. As of December 31, 2017, nine of the nineteen securities in this portfolio were in an unrealized loss position. As of December 31, 2016, three of the sixteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, and the issuers have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the year ended December 31, 2017, the Company purchased $14.5 million in corporate obligations compared to $5.1 million in the same period in 2016.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2017, the Company owned two U.S. Treasury bonds with a total fair value of $8.7 million and a net unrealized loss of $0.1 million. As of December 31, 2016, the Company owned one U.S. Treasury bond with a total fair value of $4.7 million and a net unrealized loss of $0.1 million. As of December 31, 2017 and 2016, all of the securities in this portfolio were in an unrealized loss position. For the year ended December 31, 2017, the Company purchased $4.0 million in U.S. Treasury bonds, compared to $4.8 million during the same period in 2016.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2017 and December 31, 2016, the Company owned two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million. As of December 31, 2017 and 2016, both of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
As of December 31, 2017 and 2016, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of December 31, 2017 and 2016, one of the two securities in this portfolio was in an unrealized loss position.
Investment Securities Held-to-Maturity
U.S. Government-Sponsored Enterprises
As of December 31, 2017, the Company owned fourteen GSE debentures with a total fair value of $40.8 million and a net unrealized loss of $0.8 million. As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and a net unrealized loss of $0.6 million. As of December 31, 2017, all securities in this portfolio were in an unrealized loss position. At December 31, 2016, all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2017 and December 31, 2016, the Company purchased a total of $26.9 million and $17.7 million in GSE debentures, respectively.
As of December 31, 2017, the Company owned eleven GSE MBSs with a total fair value of $13.7 million and a net unrealized loss of $0.2 million. As of December 31, 2016, the Company owned eleven GSE MBSs with a total fair value of $17.5 million and an unrealized loss of $0.2 million. As of December 31, 2017, eight of the eleven securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when eight of the eleven securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the year ended December 31, 2017, the Company did not purchase any GSE MBSs, compared to the same period in 2016 when the Company purchased $2.3 million in GSE MBSs.
Municipal Obligations
As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.5 million and $53.7 million, respectively. As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.2 million and $54.2 million, respectively. As of December 31, 2017, 69 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when 93 of the 100 securities were in an unrealized loss position. During the year ended December 31, 2017, the Company did not purchase any municipal obligations. During the year ended December 31, 2016, the Company purchased $15.6 million in municipal obligations.
Foreign Government Obligations
As of December 31, 2017 and December 31, 2016, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2017, the security was in an unrealized loss position. This security was in an unrealized loss position at December 31, 2016. During the year ended December 31, 2017, the Company did not purchase any foreign government obligation securities. During the year ended December 31, 2016, the Company repurchased the foreign government obligation security that matured during the first quarter of 2016.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. On December 30th, the FHLBB initiated a stock buyback which reduced the Company's excess balance to zero.
As of December 31, 2017, the Company owned stock in the FHLBB with a carrying value of $42.4 million, a decrease of $4.9 million from $47.3 million as of December 31, 2016. As of December 31, 2017, the FHLBB had total assets of $60.4 billion and total capital of $3.3 billion, of which $1.3 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2017 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2017. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2017, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.
Other Stock—The Company invests in a small number of other restricted securities which included Northeast Retirement Services, Inc. ("NRS"). The Company, through its wholly owned subsidiary, Brookline Securities Corp. ("Brookline Securities"), held 9,721 shares of restricted equity securities of NRS. This investment was recorded at cost of $122 thousand as no readily determinable fair value was available. On December 5, 2016, Community Bank Systems, Inc. ("CBU") announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 shares of NRS and received $319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. As part of the merger agreement, the Company was restricted to selling 5,071 shares per day in the open market and a portion of the merger consideration was held in escrow to be used for indemnification claims, if any, within the 12 month period following the merger. The Company completed the sale of all CBU shares during the first quarter of 2017. The Company recognized a gain on the sale of securities of $11.4 million for the quarter ending March 31, 2017.
Brookline Securities held one Class A Common Stock share and 2,070 Class B Common Stock shares of the Savings Bank Life Insurance Company of Massachusetts ("SBLI"). In July 2017, SBLI converted from a Massachusetts stock insurance company to a Massachusetts mutual insurance company and, as a result, Brookline Securities received $500 for one share of Class A Common Stock and $128 per share for its 2,070 shares of Class B Common Stock of SBLI, or gross proceeds of $265.5 thousand in cash. Brookline Securities recognized a nominal gain on the exchange.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2017
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$—	—%	$95,330	1.97%	$54,594	2.14%	$—	—%	$149,924	2.03%
GSE CMOs	1,196	1.53%	19	6.90%	6,151	1.55%	119,656	1.85%	127,022	1.83%
GSE MBSs	378	3.40%	16,420	2.19%	54,617	1.91%	117,898	2.26%	189,313	2.16%
SBA commercial loan asset- backed securities	—	—%	27	2.26%	45	1.60%	—	—%	72	1.85%
Corporate debt obligations	22,078	2.29%	26,269	2.26%	14,336	2.60%	—	—%	62,683	2.35%
U.S. Treasury bonds	—	—%	3,964	2.24%	4,766	2.02%	—	—%	8,730	2.12%
Trust preferred securities	—	—%	—	—%	469	2.10%	929	2.23%	1,398	2.19%
Marketable equity securities (2)	—	—%	—	—%	—	—%	982	2.06%	982	2.06%
Total investment securities available-for-sale	$23,652	2.27%	$142,029	2.05%	$134,978	2.06%	$239,465	2.06%	$540,124	2.07%
Investment securities held-to-maturity:
GSE debentures	$—	—%	$26,867	2.15%	$14,745	1.90%	$—	—%	$41,612	2.06%
GSE MBSs	35	1.98%	—	—%	—	—%	13,888	1.98%	13,923	1.98%
Municipal obligations	883	0.81%	30,968	1.38%	21,844	1.72%	—	—%	53,695	1.51%
Foreign government obligations	—	—%	500	2.15%	—	—%	—	—%	500	2.15%
Total investment securities held-to-maturity	$918	0.85%	$58,335	1.74%	$36,589	1.79%	$13,888	1.98%	$109,730	1.78%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$42,427	4.27%	$42,427	4.27%
FRB stock	—	—%	—	—%	—	—%	16,842	6.00%	16,842	6.00%
Other stock	—	—%	—	—%	—	—%	100	33.45%	100	33.45%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$59,369	4.81%	$59,369	4.81%
_______________________________________________________________________________
(1) Yields have been calculated on a tax-equivalent basis.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2017			2016			2015
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$942,583	19.3%	—%	$900,474	19.5%	—%	$799,117	18.6%	—%
Interest-bearing deposits:
NOW accounts	350,568	7.2%	0.07%	323,160	7.0%	0.07%	283,972	6.6%	0.07%
Savings accounts	646,359	13.3%	0.25%	613,061	13.3%	0.20%	540,788	12.6%	0.25%
Money market accounts	1,724,363	35.4%	0.56%	1,733,359	37.6%	0.47%	1,594,269	37.0%	0.44%
Certificate of deposit accounts	1,207,470	24.8%	1.27%	1,041,022	22.6%	1.04%	1,087,872	25.2%	0.93%
Total interest-bearing deposits	3,928,760	80.7%	0.68%	3,710,602	80.5%	0.55%	3,506,901	81.4%	0.53%
Total deposits	$4,871,343	100.0%	0.55%	$4,611,076	100.0%	0.44%	$4,306,018	100.0%	0.43%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio increased to 117.6% as of December 31, 2017, from 117.1% as of December 31, 2016.
Total deposits increased $0.3 billion, or 5.6%, to $4.9 billion as of December 31, 2017, compared to $4.6 billion as of December 31, 2016. Deposits as a percentage of total assets increased from 71.6% as of December 31, 2016 to 71.8% as of December 31, 2017. The increase in deposits as a percentage of total assets is primarily due to the growth in core deposits, primarily demand accounts, NOW accounts and MMDA accounts.
As of December 31, 2017, the Company had $274.7 million of brokered deposits compared to $203.4 million as of December 31, 2016. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $166.4 million, or 16.0%, during 2017. Certificates of deposit have also increased as a percentage of total deposits to 24.8% as of December 31, 2017 from 22.6% as of December 31, 2016.
In 2017, core deposits increased $93.8 million, or 2.6%. The ratio of core deposits to total deposits decreased from 77.4% as of December 31, 2016 to 75.2% as of December 31, 2017, primarily due to the shift in deposit mix and increase in brokered deposits.
The Company's growth in deposits and the shift in the mix of deposits in 2017 and 2016 were due in part to expansion of the Company's cash management services and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$912,743	19.3%	—%	$849,672	18.9%	—%	$770,045	18.5%	—%
NOW accounts	322,681	6.8%	0.07%	294,318	6.5%	0.07%	249,204	6.0%	0.07%
Savings accounts	620,757	13.1%	0.21%	578,855	12.9%	0.23%	532,496	12.8%	0.21%
Money market accounts	1,761,112	37.2%	0.50%	1,670,609	37.2%	0.45%	1,560,437	37.6%	0.44%
Total core deposits	3,617,293	76.4%	0.29%	3,393,454	75.5%	0.27%	3,112,182	74.9%	0.26%
Certificate of deposit accounts	1,116,909	23.6%	1.16%	1,102,110	24.5%	1.00%	1,045,328	25.1%	0.78%
Total deposits	$4,734,202	100.0%	0.49%	$4,495,564	100.0%	0.44%	$4,157,510	100.0%	0.44%
As of December 31, 2017 and 2016, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$157,263	0.96%	$134,783	0.82%
Over six months through 12 months	134,297	1.08%	79,543	0.92%
Over 12 months	244,348	1.73%	222,342	1.44%
Total certificate of deposit of $100,000 or more	$535,908	1.34%	$436,668	1.15%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,013,360	$1,006,200	$957,437
Maximum amount outstanding at any month end during the year	1,093,693	1,059,885	1,094,459
Balance outstanding at end of year	1,020,819	1,044,086	983,029
Weighted average interest rate for the period	1.61%	1.56%	1.55%
Weighted average interest rate at end of period	1.82%	1.58%	1.55%
Advances from the FHLBB
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLBB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the FRB's "discount window" as necessary.

FHLBB borrowings decreased by $20.9 million to $889.9 million as of December 31, 2017 from the December 31, 2016 balance of $910.8 million. The decrease in FHLBB borrowings was primarily due to maturing advances from the FHLBB.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased
$12.6 million million to $37.6 million million as of December 31, 2017 from $50.2 million as of December 31, 2016.

The Company has access to a $12.0 million committed line of credit as of December 31, 2017. As of December 31, 2017 and December 31, 2016, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $203.0 million. As of
December 31, 2017 the Company had $10.0 million in borrowings on outstanding uncommitted lines as compared to December 31, 2016, when the Company did not have any borrowings on these uncommitted lines of credit.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One of these subordinated debenture in the amount of $3.0 million was called in the first quarter of 2013 due to its high fixed rate.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2017, the Company had capitalized costs of $1.2 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2018	$4,778	$4,752
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 19, 2018	4,668	4,628
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,825	73,725
			Total	$83,271	$83,105
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2017 or 2016. The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at

December 31, 2017 and 2016:

	At December 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Loan level derivatives:
Receive fixed, pay variable	$494,659	$383,780
Pay fixed, receive variable	494,659	383,780
Risk participation-out agreements	36,627	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$1,495	$195
Sells foreign currency, buys U.S. currency	1,502	195
Fixed weighted average interest rate from the Company to counterparty	4.17%	4.13%
Floating weighted average interest rate from counterparty to the Company	3.19%	2.77%
Weighted average remaining term to maturity (in months)	81	91
Fair value:
Recognized as an asset:
Loan level derivatives	$8,865	$9,738
Risk participation-out agreements	65	20
Foreign exchange contracts	72	—
Recognized as a liability:
Loan level derivatives	$8,865	$9,738
Risk participation-in agreements	10	—
Foreign exchange contracts	65	—
As of December 31, 2016, the Company held no risk participation-in agreements and the fair value of the foreign exchange contracts was nominal.
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $803.8 million as of December 31, 2017, representing a $108.3 million increase compared to $695.5 million at December 31, 2016. The increase is due to net income of $50.5 million for the year ended December 31, 2017, issuance of common stock of $81.9 million, an increase of $3.4 million related to stock-based compensation, which was partially offset by dividends paid by the Company of $27.0 million in 2017.
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
For the year ended December 31, 2017, the dividend payout ratio was 53.5%, compared to 48.4% for the year ended December 31, 2016. The dividends paid in the fourth quarter of 2017 represented the Company's 75 consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.09 per share in 2017.
In 2017, 2016 and 2015, no shares of the Company's common stock were repurchased by the Company. On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of twelve months ending on January 31, 2017. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company. As of December 31, 2017, no shares of stock were repurchased under the stock repurchase program.

Stockholders' equity represented 11.86% of total assets as of December 31, 2017 and 10.80% of total assets as of December 31, 2016. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.94% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2017 and 8.73% as of December 31, 2016.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2017, 2016 and 2015. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$634,930	$12,964	2.04%	$605,097	$12,055	1.99%	$583,921	$11,521	1.97%
Marketable and restricted equity securities	65,992	3,065	4.64%	66,738	3,017	4.52%	73,808	2,793	3.78%
Short-term investments	40,847	442	1.08%	54,205	242	0.45%	56,520	128	0.23%
Total investments	741,769	16,471	2.22%	726,040	15,314	2.11%	714,249	14,442	2.02%
Commercial real estate loans (2)	2,968,673	123,000	4.09%	2,811,487	113,910	3.99%	2,529,566	106,447	4.21%
Commercial loans (2)	739,369	30,904	4.13%	695,057	27,509	3.90%	636,084	26,590	4.13%
Equipment financing (2)	830,755	55,164	6.64%	748,626	48,217	6.44%	650,376	44,468	6.84%
Residential mortgage loans (2)	645,925	23,593	3.65%	624,994	22,217	3.55%	600,072	21,455	3.58%
Other consumer loans (2)	366,713	15,328	4.18%	353,600	13,864	3.91%	395,073	14,478	3.66%
Total loans and leases	5,551,435	247,989	4.47%	5,233,764	225,717	4.31%	4,811,171	213,438	4.44%
Total interest-earning assets	6,293,204	264,460	4.20%	5,959,804	241,031	4.04%	5,525,420	227,880	4.12%
Allowance for loan and lease losses	(62,972)			(58,071)			(55,950)
Non-interest-earning assets	377,002			377,989			371,279
Total assets	$6,607,234			$6,279,722			$5,840,749
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$322,681	225	0.07%	$294,318	209	0.07%	$249,204	179	0.07%
Savings accounts	620,757	1,297	0.21%	578,855	1,322	0.23%	532,496	1,094	0.21%
Money market accounts	1,761,112	8,863	0.50%	1,670,609	7,549	0.45%	1,560,437	6,935	0.44%
Certificate of deposit	1,116,909	12,903	1.16%	1,102,110	10,990	1.00%	1,045,328	9,272	0.89%
Total interest-bearing deposits (3)	3,821,459	23,288	0.61%	3,645,892	20,070	0.55%	3,387,465	17,480	0.52%
Advances from the FHLBB	884,266	11,330	1.26%	879,650	10,760	1.20%	840,123	9,950	1.17%
Subordinated debentures and notes	83,186	5,081	6.11%	83,017	5,038	6.07%	82,846	5,001	6.04%
Other borrowed funds	45,908	170	0.37%	43,533	116	0.27%	34,468	114	0.33%
Total borrowed funds	1,013,360	16,581	1.61%	1,006,200	15,914	1.56%	957,437	15,065	1.55%
Total interest-bearing liabilities	4,834,819	39,869	0.82%	4,652,092	35,984	0.77%	4,344,902	32,545	0.75%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	912,743			849,672			770,045
Other non-interest-bearing liabilities	78,965			82,073			62,914
Total liabilities	5,826,527			5,583,837			5,177,861
Brookline Bancorp, Inc. stockholders' equity	773,244			689,556			657,841
Noncontrolling interest in subsidiary	7,463			6,329			5,047
Total liabilities and equity	$6,607,234			$6,279,722			$5,840,749
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		224,591	3.38%		205,047	3.27%		195,335	3.37%
Less adjustment of tax-exempt income		1,410			1,383			970
Net interest income		$223,181			$203,664			$194,365
Net interest margin (5)			3.57%			3.44%			3.54%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.49%, 0.45% and 0.42% in the years ended December 31, 2017, 2016 and 2015, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2017 and December 31, 2016" and "Comparison of Years Ended December 31, 2016 and December 31, 2015" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016			Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$602	$307	$909	$417	$117	$534
Marketable and restricted equity securities	(33)	81	48	(267)	491	224
Short-term investments	(72)	272	200	(5)	119	114
Total investments	497	660	1,157	145	727	872
Loans and leases:
Commercial real estate loans	6,276	2,814	9,090	11,869	(4,406)	7,463
Commercial loans and leases	1,764	1,631	3,395	2,436	(1,517)	919
Equipment financing	5,414	1,533	6,947	6,720	(2,971)	3,749
Residential mortgage loans	747	629	1,376	892	(130)	762
Other consumer loans	512	952	1,464	(1,162)	548	(614)
Total loans	14,713	7,559	22,272	20,755	(8,476)	12,279
Total change in interest and dividend income	15,210	8,219	23,429	20,900	(7,749)	13,151
Interest expense:
Deposits:
NOW accounts	16	—	16	32	(2)	30
Savings accounts	94	(119)	(25)	97	131	228
Money market accounts	431	883	1,314	485	129	614
Certificate of deposit	148	1,765	1,913	326	1,392	1,718
Total deposits	689	2,529	3,218	940	1,650	2,590
Borrowed funds:
Advances from the FHLBB	54	516	570	462	348	810
Subordinated debentures and notes	10	33	43	10	27	37
Other borrowed funds	7	47	54	30	(28)	2
Total borrowed funds	71	596	667	502	347	849
Total change in interest expense	760	3,125	3,885	1,442	1,997	3,439
Change in tax-exempt income	27	—	27	—	413	413
Change in net interest income	$14,423	$5,094	$19,517	$19,458	$(9,333)	$10,125
See "Comparison of Years Ended December 31, 2017 and December 31, 2016" and "Comparison of Years Ended December 31, 2016 and December 31, 2015" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2017 and December 31, 2016
Net Interest Income
Net interest income increased $19.5 million to $223.2 million for the year ended December 31, 2017 from $203.7 million for the year ended December 31, 2016. The increase year over year reflects a $22.3 million increase in interest income on loans and leases, and a $0.8 million increase in interest income on debt securities, partially offset by a $3.9 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin increased by 13 basis points to 3.57% in 2017 from 3.44% in 2016. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.47% for the year ended December 31, 2017 from 4.31% for the year ended December 31, 2016. Interest amortization and accretion on acquired loans totaled $0.8 million and contributed 1 basis point to 2017 loan yields, compared to $1.5 million and 3 basis points in 2016. The increase in the net interest margin is the result of repricing and originating interest-earning assets in a higher rate environment, partially offset by an increase in funding costs.
The yield on interest-earning assets increased to 4.20% for the year ended December 31, 2017 from 4.04% for the year ended December 31, 2016. This increase is the result of higher yields on loans and leases. During the year ended December 31, 2017, the Company recorded $3.7 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the year ended December 31, 2017 compared to $3.5 million, or 6 basis points, for the year ended December 31, 2016.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 5 basis points to 0.82% for the year ended December 31, 2017 from 0.77% for the year ended December 31, 2016. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. Since the end of 2016, short term interest rates have risen while at the same time net interest income, net interest spread, and net interest margin have also increased. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, resulting in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Additional risk factors include, but are not limited to: ongoing pricing pressures in both the loan and deposit portfolios, the ability to increase the Company's core deposits, decrease its loan-to-deposit ratio, and decrease its reliance on FHLBB advances. Net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which are included in interest income and interest expense, respectively.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$123,000	$113,910	$9,090	8.0%
Commercial loans	29,936	26,513	3,423	12.9%
Equipment financing	55,164	48,217	6,947	14.4%
Residential mortgage loans	23,593	22,217	1,376	6.2%
Other consumer loans	15,329	13,864	1,465	10.6%
Total interest income—loans and leases	$247,022	$224,721	$22,301	9.9%
Interest income from loans and leases was $247.0 million for 2017, and represented a yield on total loans of 4.47%. This compares to $224.7 million of interest on loans and a yield of 4.31% for 2016. This $22.3 million increase in interest income from loans and leases was attributable to $14.7 million of increased origination volume and an increase of $7.6 million due to the changes in interest rates.
Accretion on acquired loans and leases of $0.8 million contributed 1 basis point to the Company's net interest margin for the year ended December 31, 2017, compared to $1.5 million and 3 basis points for the year ended December 31, 2016. The decrease was due to the continued paydowns of acquired loans and the recognition of related purchase accounting accretion.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$12,524	$11,710	$814	7.0%
Marketable and restricted equity securities	3,062	2,975	87	2.9%
Short-term investments	442	242	200	82.6%
Total interest income—investments	$16,028	$14,927	$1,101	7.4%
Total investment income was $16.0 million for the year ended December 31, 2017 compared to $14.9 million for the year ended December 31, 2016. As of December 31, 2017, the yield on total investments was 2.22% as compared to 2.11% as of December 31, 2016. This year over year increase in total investment income of $1.1 million, or 7.4%, was driven by a $0.7 million increase due to rates and a $0.5 million increase due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$225	$209	$16	7.7%
Savings accounts	1,297	1,322	(25)	-1.9%
Money market accounts	8,863	7,549	1,314	17.4%
Certificate of deposit	12,903	10,990	1,913	17.4%
Total interest expense—deposits	23,288	20,070	3,218	16.0%
Borrowed funds:
Advances from the FHLBB	11,330	10,760	570	5.3%
Subordinated debentures and notes	5,081	5,038	43	0.9%
Other borrowed funds	170	116	54	46.6%
Total interest expense—borrowed funds	16,581	15,914	667	4.2%
Total interest expense	$39,869	$35,984	$3,885	10.8%
Deposits
Except for NOW accounts, ongoing increases in the interest rates paid on deposits contributed to increases in the Company’s overall cost of deposits.
In 2017, interest paid on deposits increased $3.2 million, or 16.0%, as compared to 2016. Interest expense increased $2.5 million due to an increase in interest rates and $0.7 million due to the growth in deposits. There was no purchase accounting accretion on acquired deposits for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. Purchase accounting accretion did not impact the Company's net interest margin in either year.
Borrowed Funds
As of December 31, 2017 the Company's borrowed funds include: $0.9 billion in FHLBB advances, $83.2 million in subordinated debentures and notes, and $47.6 million in other borrowed funds. In 2017, the average balance of FHLBB advances increased $4.6 million, or 0.5%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. Other borrowed funds, which include repurchase agreements, increased $2.4 million, or 5.5%, for the year ended December 31, 2017.
During the year ended December 31, 2017, interest paid on borrowed funds increased $0.7 million, or 4.2% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds was 1.61% for the year ended

December 31, 2017 as compared to 1.56% for the year ended December 31, 2016. This change was driven by an increase of $0.6 million due to borrowing rates and by an increase of $0.1 million in interest expense due to volume. For the year ended December 31, 2017, the purchase accounting accretion on acquired borrowed funds was $1.0 million which contributed 2 basis points to the Company's net interest margin. For the year ended December 31, 2016, the purchase accounting accretion on acquired borrowed funds was $2.6 million which contributed 4 basis points to the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017	2016
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(343)	$(750)	$(172)	$413	$(515)	$(337)
Commercial	18,899	8,469	284	293	19,183	8,762
Consumer	273	1,263	(157)	514	116	1,777
Total provision (credit) for loan and lease losses	18,829	8,982	(45)	1,220	18,784	10,202
Unfunded credit commitments	204	151	—	—	204	151
Total provision (credit) for credit losses	$19,033	$9,133	$(45)	$1,220	$18,988	$10,353

For the year ended December 31, 2017, the provision for credit losses increased $8.6 million, or 83.4%, to $19.0 million from $10.4 million for the year ended December 31, 2016. The increase in the provision for credit losses for the year ended December 31, 2017 was primarily driven by an increase in the provision due to continued loan growth in the originated portfolios, additional reserves required due to changes in historical loss factors, and an increase to cover net charge-offs. The increase was partially offset by a decrease in the provision related to improved credit characteristics and strong credit quality of the loan portfolios. See management's discussion in "Allowances for Credit Losses-Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.7 million and $1.5 million as of December 31, 2017 and December 31, 2016, respectively. For the year ended December 31, 2017, the liability for unfunded credit commitments increased by $0.2 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2017 and 2016.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Deposit fees	$10,050	$9,467	$583	6.2%
Loan fees	1,110	1,299	(189)	-14.5%
Loan level derivative income, net	2,187	3,962	(1,775)	-44.8%
Gain on sales of investment securities, net	11,393	—	11,393	100.0%
Gain on sales of loans and leases held-for-sale	2,644	3,256	(612)	-18.8%
Other	4,789	4,683	106	2.3%
Total non-interest income	$32,173	$22,667	$9,506	41.9%

For the year ended December 31, 2017, non-interest income increased $9.5 million, or 41.9%, to $32.2 million as compared to the same period in 2016. This increase is primarily due to a $0.6 million increase in deposit fees, offset by a decrease of $1.8 million in loan level derivative income, and an increase of $11.4 million in gain on sales of investment securities.
Deposit fees increased $0.6 million, or 6.2%, to $10.1 million for the year ended December 31, 2017 from $9.5 million for the same period of 2016, primarily due to growth in deposits, and an increase in fees earned on foreign exchange transactions in 2017.
Loan level derivative income decreased $1.8 million, or 44.8%, to $2.2 million for the year ended December 31, 2017 from $4.0 million for the same period of 2016, primarily driven by fewer loan level derivatives completed in 2017.
Gain on sales of investment securities increased $11.4 million, or 100.0%, for the year ended December 31, 2017 from zero for the same period of 2016, primarily driven by the gain on sale of NRS stock in the first quarter of 2017.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Compensation and employee benefits	$82,413	$77,836	$4,577	5.9%
Occupancy	14,546	13,882	664	4.8%
Equipment and data processing	16,854	15,496	1,358	8.8%
Professional services	4,315	3,852	463	12.0%
FDIC insurance	3,326	3,332	(6)	-0.2%
Advertising and marketing	3,369	3,381	(12)	-0.4%
Amortization of identified intangible assets	2,089	2,500	(411)	-16.4%
Merger and acquisition expense	411	—	411	100.0%
Other	11,788	10,083	1,705	16.9%
Total non-interest expense	$139,111	$130,362	$8,749	6.7%
For the year ended December 31, 2017, non-interest expense increased $8.7 million, or 6.7%, to $139.1 million as compared to the same period in 2016. This increase is primarily due to a $4.6 million increase in compensation and employee benefits expense, a $1.4 million increase in equipment and data processing expense, and a $1.7 million increase in other expense.
The efficiency ratio decreased to 54.48% for the year ended December 31, 2017 from 57.60% for the same period in 2016. Efforts to drive revenue growth contributed to the overall improvement in the efficiency ratio, along with an $11.4 million gain on sales of investment securities in 2017.
Compensation and employee benefits expense increased $4.6 million, or 5.9%, to $82.4 million for the year ended December 31, 2017 from $77.8 million for the same period in 2016. The increase was primarily driven by an increase in employee headcount and incentive plan expenses.
Equipment and data processing expense increased $1.4 million, or 8.8%, to $16.9 million for the year ended December 31, 2017 from $15.5 million for the same period in 2016. This increase was primarily driven by an increase related to core processing, software licenses, and loan processing expense.
Other expense increased $1.7 million, or 16.9%, to $11.8 million for the year ended December 31, 2017 from $10.1 million for the same period in 2016. The increase was primarily driven by an increase related to loan expenses and customer losses.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Income before provision for income taxes	$97,255	$85,616	$11,639	13.6%
Provision for income taxes	43,636	30,392	13,244	43.6%
Net income, before non-controlling interest in subsidiary	$53,619	$55,224	$(1,605)	-2.9%
Effective tax rate	44.9%	35.5%	N/A	26.5%
The Company recorded income tax expense of $43.6 million for 2017, compared to $30.4 million for 2016. This represents total effective tax rates of 44.9% and 35.5% for 2017 and 2016, respectively. The increase in the Company's effective tax rate from 2016 was primarily driven by $9.0 million related to the enactment on December 22, 2017, of the Tax Reform Act and nondeductible merger and acquisition expenses.
The Tax Reform Act represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Reform Act takes effect on January 1, 2018. The Tax Reform Act lowers the Company’s federal tax rate from 35% to 21%. The Tax Reform Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limits the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and other provisions.
As a result of the Tax Reform Act, management re-valued the carrying value of our net deferred tax asset and investments in low income housing tax credits. The impact of the Tax Reform Act resulted in a write down of the carrying balance of net deferred tax assets and investments in affordable housing projects of $8.6 million and $0.3 million, respectively.
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
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Interest income—loans:
Commercial real estate loans	$113,910	$106,447	$7,463	7.0%
Commercial loans	26,513	25,756	757	2.9%
Equipment financing	48,217	44,468	3,749	8.4%
Residential mortgage loans	22,217	21,455	762	3.6%
Other consumer loans	13,864	14,478	(614)	-4.2%
Total interest income—loans	$224,721	$212,604	$12,117	5.7%
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

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(750)	$1,459	$413	$(352)	$(337)	$1,107
Commercial	8,469	9,077	293	(49)	8,762	9,028
Consumer	1,263	(763)	514	469	1,777	(294)
Unallocated	—	(2,418)	—	—	—	(2,418)
Total provision for loan and lease losses	8,982	7,355	1,220	68	10,202	7,423
Unfunded credit commitments	151	28	—	—	151	28
Total provision for credit losses	$9,133	$7,383	$1,220	$68	$10,353	$7,451

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
Other income increased $0.6 million, or 12.3%, to $5.2 million for the year ended December 31, 2016 primarily driven by the sale of a money market fund held in Trust which was replaced with Bank Owned Life Insurance assets.
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
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(Dollars in Thousands)
Income before provision for income taxes	$85,616	$81,721	$3,895	4.8%
Provision for income taxes	30,392	29,353	1,039	3.5%
Net income before non-controlling interest in subsidiary	$55,224	$52,368	$2,856	5.5%
Effective tax rate *	35.5%	35.9%	N/A	-1.1%
_________________________________________________________________________
* Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.
The Company recorded income tax expense of $30.4 million and $29.4 million for year ended December 31, 2016 and 2015, respectively. This represents an effective tax rates of 35.5% and 35.9% for 2016 and 2015, respectively. The decrease in the Company's effective tax rate from 2015 was primarily driven by investments in municipal bonds and the utilization of state net operating loss carryforwards which became available in 2016 due to New York state tax law changes.
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
Deposits, which are considered the most stable source of liquidity, totaled $4.9 billion as of December 31, 2017 and represented 82.7% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.6 billion, or 81.5% of total funding, as of December 31, 2016. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.7 billion as of December 31, 2017 and represented 75.2% of total deposits, compared to core deposits of $3.6 billion, or 77.4% of total deposits, as of December 31, 2016. Additionally, the Company had $274.7 million of brokered deposits as of December 31, 2017, which represented 5.6% of total deposits, compared to $203.4 million or 4.4% of total deposits, as of December 31, 2016. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.0 billion as of December 31, 2017, representing 17.3% of total funding, compared to $1.0 billion, or 18.5% of total funding, as of December 31, 2016.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2017, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.7 billion as compared to $1.5 billion as of December 31, 2016, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2017, the Banks also have access to funding through certain uncommitted lines of credit of $203.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2017.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $82.0 million of borrowing capacity at the Federal Reserve Bank as of December 31, 2017. As of December 31, 2017, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of December 31, 2017, cash, cash equivalents and investment securities available-for-sale totaled $601.1 million, or 8.9% of total assets. This compares to $591.3 million, or 9.2% of total assets as of December 31, 2016.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.

Capital Resources
As of December 31, 2017 and 2016, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company, Brookline Bank, BankRI, and First Ipswich exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1.
The Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2017:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$669,238	12.02%	$250,547	4.50%	$389,739	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	687,299	10.43%	263,585	4.00%	263,585	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	687,299	12.34%	334,181	6.00%	473,423	8.50%	N/A	N/A
Total risk-based capital ratio (4)	821,373	14.75%	445,490	8.00%	584,706	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$414,282	11.56%	$161,269	4.50%	$250,863	7.00%	$232,944	6.50%
Tier 1 leverage capital ratio (2)	423,035	10.35%	163,492	4.00%	163,492	4.00%	204,365	5.00%
Tier 1 risk-based capital ratio (3)	423,035	11.81%	214,920	6.00%	304,471	8.50%	286,561	8.00%
Total risk-based capital ratio (4)	463,986	12.95%	286,632	8.00%	376,205	10.50%	358,290	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$193,849	11.38%	$76,654	4.50%	$119,239	7.00%	$110,722	6.50%
Tier 1 leverage capital ratio (2)	193,849	9.16%	84,650	4.00%	84,650	4.00%	105,813	5.00%
Tier 1 risk-based capital ratio (3)	193,849	11.38%	102,205	6.00%	144,791	8.50%	136,273	8.00%
Total risk-based capital ratio (4)	210,025	12.33%	136,269	8.00%	178,853	10.50%	170,337	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$37,502	13.38%	$12,613	4.50%	$19,620	7.00%	$18,218	6.50%
Tier 1 leverage capital ratio (2)	37,502	9.44%	15,891	4.00%	15,891	4.00%	19,863	5.00%
Tier 1 risk-based capital ratio (3)	37,502	13.38%	16,817	6.00%	23,824	8.50%	22,423	8.00%
Total risk-based capital ratio (4)	40,625	14.50%	22,414	8.00%	29,418	10.50%	28,017	10.00%
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2017:
Advances from the FHLBB	$514,314	$295,954	$64,066	$15,575	$889,909
Subordinated debentures and notes	—	—	—	83,271	83,271
Other borrowed funds	47,639	—	—	—	47,639
Loan commitments (1)	1,215,744	—	—	—	1,215,744
Occupancy lease commitments (2)	4,921	7,550	5,731	10,138	28,340
Service provider contracts (3)	22,549	54,896	28,683	14,953	121,081
Postretirement benefit obligations (4)	425	1,325	1,099	16,849	19,698
	$1,805,592	$359,725	$99,579	$140,786	$2,405,682
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of December 31, 2017 or 2016. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2017.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2017, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2017		December 31, 2016
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$11,494	4.9%	$6,403	3.0%
Up 200 basis points	8,179	3.5%	4,420	2.1%
Up 100 basis points	4,434	1.9%	2,288	1.1%
Down 100 basis points	(10,512)	-4.5%	(5,196)	-2.5%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 4.9% as of December 31, 2017, compared to a positive 3.0% as of December 31, 2016, the increase in asset sensitivity was due to a change in the funding mix, as deposits replaced wholesale funding.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2017, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2017	At December 31, 2016
Up 300 basis points	-0.7%	-4.6%
Up 200 basis points	—%	-4.4%
Up 100 basis points	1.0%	-1.6%
Down 100 basis points	-7.1%	-6.4%

The Company's EVE sensitivity for Up shock scenarios increased from December 31, 2016 to December 31, 2017 due to the issuance of common stock which replaced short wholesale funding as well as the duration of assets shortened due to increased prepayments driven by lower, long term rates.

The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2017.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$35,383	$—	$—	$—	$—	$35,383
Weighted average rate	1.50%	—%	—%	—%	—%	1.50%
Investment securities (1) (3)	99,803	81,717	68,659	191,128	208,547	649,854
Weighted average rate	2.03%	1.90%	1.88%	2.00%	2.14%	2.03%
Commercial real estate loans (1)	1,581,185	428,655	372,345	548,368	145,224	3,075,777
Weighted average rate	3.97%	4.33%	4.36%	4.44%	4.39%	4.17%
Commercial loans and leases (1)	756,970	303,303	226,532	263,360	73,946	1,624,111
Weighted average rate	5.72%	6.14%	6.10%	6.22%	3.39%	5.83%
Consumer loans (1)	654,696	138,562	85,419	95,083	57,031	1,030,791
Weighted average rate	4.02%	3.87%	3.88%	3.93%	3.17%	3.93%
Total interest-earning assets	3,128,037	952,237	752,955	1,097,939	484,748	6,415,916
Weighted average rate	4.32%	4.63%	4.60%	4.40%	3.13%	4.32%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$350,568	$350,568
Weighted average rate	—%	—%	—%	—%	0.06%	0.06%
Savings accounts	—	—	—	—	646,359	646,359
Weighted average rate	—%	—%	—%	—%	0.25%	0.25%
Money market savings accounts	1,719,948	—	—	—	4,415	1,724,363
Weighted average rate	0.56%	—%	—%	—%	—%	0.56%
Certificates of deposit (1)	711,364	300,372	90,663	103,392	1,679	1,207,470
Weighted average rate	1.00%	1.48%	1.87%	1.99%	0.03%	1.27%
Borrowed funds (1)	675,707	240,121	16,589	5,963	82,439	1,020,819
Weighted average rate	1.32%	1.75%	0.64%	2.04%	5.86%	1.78%
Total interest-bearing liabilities	3,107,019	540,493	107,252	109,355	1,085,460	4,949,579
Weighted average rate	0.83%	1.60%	1.68%	1.99%	0.61%	0.91%
Interest sensitivity gap (2)	$21,018	$411,744	$645,703	$988,584	$(600,712)	$1,466,337
Cumulative interest sensitivity gap	$21,018	$432,762	$1,078,465	$2,067,049	$1,466,337
Cumulative interest sensitivity gap as a percentage of total assets	0.31%	6.38%	15.91%	30.49%	21.63%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	0.33%	6.75%	16.81%	32.22%	22.85%
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

As of December 31, 2017, interest-earning assets maturing or repricing within one year amounted to $3.1 billion and interest-bearing liabilities maturing or repricing within one year amounted to $3.1 billion, resulting in a cumulative one-year positive gap position of $21.0 million or 0.33% of total interest-earning assets. As of December 31, 2016, the Company had a cumulative one-year negative gap position of $275.3 million, or 4.56% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2016 was due to an increase in short term commercial and commercial real estate loans.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2017 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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

10.1+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.1.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2017)
10.2+	Brookline Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement filed on July 23, 2003)
10.2.1
Consulting Agreement by and between Brookline Bank and Anthony G. Nuzzo dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2017)

10.3+	Brookline Bancorp, Inc. 2003 Recognition and Retention Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed on July 23, 2003)
10.4+	Brookline Bancorp, Inc. 2011 Restricted Stock Plan (incorporated by reference to Appendix A of the Company's Proxy Statement filed on March 17, 2011)
10.5+	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2014)

Exhibit	Description
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
101
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 were formatted in xBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________
* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

(c)	Other Required Financial Statements and Schedules
Not applicable.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2018	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer (Principal Financial Officer)
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ CHARLES H. PECK
	Margaret Boles Fitzgerald, Director		Charles H. Peck, Director
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ JOHN L. HALL, II	By:	/s/ ROSAMOND B. VAULE
	John L. Hall, II, Director		Rosamond B. Vaule, Director
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ PETER O. WILDE
	Thomas J. Hollister, Director		Peter O. Wilde, Director
	Date: February 28, 2018		Date: February 28, 2018

By:	/s/ BOGDAN NOWAK
Bogdan Nowak, Director
Date: February 28, 2018

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.
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

Opinion on Internal Control over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness of Internal Control Over Financial Reporting and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Boston, Massachusetts
February 28, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 28, 2018

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2017	2016
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$25,622	$36,055
Short-term investments	35,383	31,602
Total cash and cash equivalents	61,005	67,657
Investment securities available-for-sale	540,124	523,634
Investment securities held-to-maturity (fair value of $108,523 and $85,271, respectively)	109,730	87,120
Total investment securities	649,854	610,754
Loans held-for-sale	2,628	13,078
Loans and leases:
Commercial real estate loans	3,075,777	2,918,567
Commercial loans and leases	1,624,111	1,495,408
Consumer loans	1,030,791	984,889
Total loans and leases	5,730,679	5,398,864
Allowance for loan and lease losses	(58,592)	(53,666)
Net loans and leases	5,672,087	5,345,198
Restricted equity securities	59,369	64,511
Premises and equipment, net of accumulated depreciation of $63,423 and $58,790, respectively	80,283	76,176
Deferred tax asset	15,061	25,247
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $33,738 and $31,649, respectively	6,044	8,133
Other real estate owned ("OREO") and repossessed assets, net	4,419	1,399
Other assets	91,609	88,086
Total assets	$6,780,249	$6,438,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$942,583	$900,474
Interest-bearing deposits:
NOW accounts	350,568	323,160
Savings accounts	646,359	613,061
Money market accounts	1,724,363	1,733,359
Certificate of deposit accounts	1,207,470	1,041,022
Total interest-bearing deposits	3,928,760	3,710,602
Total deposits	4,871,343	4,611,076
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	889,909	910,774
Subordinated debentures and notes	83,271	83,105
Other borrowed funds	47,639	50,207
Total borrowed funds	1,020,819	1,044,086
Mortgagors' escrow accounts	7,686	7,645
Accrued expenses and other liabilities	67,818	72,573
Total liabilities	5,967,666	5,735,380

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,695,695 shares issued and 75,744,445 shares issued, respectively	817	757
Additional paid-in capital	699,976	616,734
Retained earnings, partially restricted	161,217	136,671
Accumulated other comprehensive loss	(5,950)	(3,818)
Treasury stock, at cost; 4,440,665 shares and 4,707,096 shares, respectively	(51,454)	(53,837)
Unallocated common stock held by ESOP; 142,332 shares and 176,688 shares, respectively	(776)	(963)
Total Brookline Bancorp, Inc. stockholders' equity	803,830	695,544
Noncontrolling interest in subsidiary	8,753	7,205
Total stockholders' equity	812,583	702,749
Total liabilities and stockholders' equity	$6,780,249	$6,438,129

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$247,022	$224,721	$212,604
Debt securities	12,524	11,710	11,416
Marketable and restricted equity securities	3,062	2,975	2,762
Short-term investments	442	242	128
Total interest and dividend income	263,050	239,648	226,910
Interest expense:
Deposits	23,288	20,070	17,480
Borrowed funds	16,581	15,914	15,065
Total interest expense	39,869	35,984	32,545
Net interest income	223,181	203,664	194,365
Provision for credit losses	18,988	10,353	7,451
Net interest income after provision for credit losses	204,193	193,311	186,914
Non-interest income:
Deposit fees	10,050	9,467	9,269
Loan fees	1,110	1,299	1,186
Loan level derivative income, net	2,187	3,962	3,397
Gain on sales of investment securities, net	11,393	—	—
Gain on sales of loans and leases held-for-sale	2,644	3,256	2,208
Other	4,789	4,683	4,124
Total non-interest income	32,173	22,667	20,184
Non-interest expense:
Compensation and employee benefits	82,413	77,836	71,272
Occupancy	14,546	13,882	13,926
Equipment and data processing	16,854	15,496	14,837
Professional services	4,315	3,852	4,192
FDIC insurance	3,326	3,332	3,510
Advertising and marketing	3,369	3,381	3,352
Amortization of identified intangible assets	2,089	2,500	2,911
Merger and acquisition expense	411	—	—
Other	11,788	10,083	11,377
Total non-interest expense	139,111	130,362	125,377
Income before provision for income taxes	97,255	85,616	81,721
Provision for income taxes	43,636	30,392	29,353
Net income before noncontrolling interest in subsidiary	53,619	55,224	52,368
Less net income attributable to noncontrolling interest in subsidiary	3,101	2,862	2,586
Net income attributable to Brookline Bancorp, Inc.	$50,518	$52,362	$49,782
Earnings per common share:
Basic	$0.68	$0.74	$0.71
Diluted	0.68	0.74	0.71
Weighted average common shares outstanding during the year:
Basic	74,459,508	70,261,954	70,098,561
Diluted	74,811,408	70,444,083	70,235,868
Dividends declared per common share	$0.36	$0.36	$0.355

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$53,619	$55,224	$52,368

Other comprehensive loss, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding losses	(1,274)	(2,167)	(1,573)
Income tax benefit	457	781	479
Net unrealized securities holding losses before reclassification adjustments	(817)	(1,386)	(1,094)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(422)	69	353
Income tax benefit (expense)	170	(25)	(113)
Net adjustment of accumulated obligation for postretirement benefits	(252)	44	240

Other comprehensive loss, net of taxes	(1,069)	(1,342)	(854)

Comprehensive income	52,550	53,882	51,514
Net income attributable to noncontrolling interest in subsidiary	3,101	2,862	2,586
Comprehensive income attributable to Brookline Bancorp, Inc.	$49,449	$51,020	$48,928

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2017, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,063	(1,063)	—	—	—	—	—
Net income attributable to Brookline Bancorp, Inc.	—	—	50,518	—	—	—	50,518	—	50,518
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	3,101	3,101
Issuance of common stock	60	81,883	—	—	—	—	81,943	—	81,943
Issuance of noncontrolling units	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—	—	(1,069)	—	—	(1,069)	—	(1,069)
Common stock dividends of $0.36 per share	—	—	(27,035)	—	—	—	(27,035)	—	(27,035)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,671)	(1,671)
Compensation under recognition and retention plan	—	1,045	—	—	2,383	—	3,428	—	3,428
Common stock held by ESOP committed to be released (34,356 shares)	—	314	—	—	—	187	501	—	501
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2017, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486
Net income attributable to Brookline Bancorp, Inc.	—	—	52,362	—	—	—	52,362	—	52,362
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,862	2,862
Issuance of non-controlling interest	—	—	—	—	—	—	—	76	76
Other comprehensive loss	—	—		(1,342)	—	—	(1,342)	—	(1,342)
Common stock dividends of $0.36 per share	—	—	(25,366)	—		—	(25,366)	—	(25,366)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,734)	(1,734)
Compensation under recognition and retention plans	—	(361)	—	—	2,371	—	2,010	—	2,010
Common stock held by ESOP committed to be released (36,372 shares)	—	196	—	—	—	199	395	—	395
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2017, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605
Net income attributable to Brookline Bancorp, Inc.	—	—	49,782	—	—	—	49,782	—	49,782
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,586	2,586
Issuance of non-controlling interest	—	—	—	—	—	—	—	65	65
Other comprehensive income	—	—	—	(854)	—	—	(854)	—	(854)
Common stock dividends of $0.355 per share	—	—	(24,967)	—	—	—	(24,967)	—	(24,967)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,437)	(1,437)
Compensation under recognition and retention plans	—	(763)	—	—	2,074	—	1,311	—	1,311
Common stock held by ESOP committed to be released (38,316 shares)	—	187	—	—	—	208	395	—	395
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$50,518	$52,362	$49,782
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	3,101	2,862	2,586
Provision for credit losses	18,988	10,353	7,451
Origination of loans and leases held-for-sale	(27,425)	(56,080)	(74,841)
Proceeds from sales of loans and leases held-for-sale, net	32,073	55,636	64,398
Deferred income tax expense	10,798	2,322	1,239
Depreciation of premises and equipment	7,232	7,080	7,074
Amortization of investment securities premiums and discounts, net	2,042	2,158	1,841
Amortization of deferred loan and lease origination costs, net	6,695	5,883	4,775
Amortization of identified intangible assets	2,089	2,500	2,911
Amortization of debt issuance costs	100	101	100
Accretion of acquisition fair value adjustments, net	(1,583)	(3,960)	(7,242)
Gain on sales of investment securities, net	(11,393)	—	—
Gain on sales of loans and leases held-for-sale	(2,644)	(3,256)	(2,208)
Loss on sales of OREO and other repossessed assets, net	(79)	(84)	102
Write-down of OREO and other repossessed assets	458	190	229
Compensation under recognition and retention plans	2,308	1,844	1,276
ESOP shares committed to be released	501	395	395
Net change in:
Cash surrender value of bank-owned life insurance	(1,041)	(1,050)	(1,049)
Other assets	(2,413)	(287)	(5,135)
Accrued expenses and other liabilities	(5,378)	(1,039)	10,920
Net cash provided from operating activities	84,947	77,930	64,604

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	71,611	100,957	97,771
Purchases of investment securities available-for-sale	(90,971)	(115,403)	(63,615)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	3,817	42,492	9,579
Purchases of investment securities held-to-maturity	(26,873)	(36,167)	(102,847)
Proceeds from redemption/sales of restricted equity securities	24,462	5,623	9,924
Purchase of restricted equity securities	(7,927)	(4,017)	(1,237)
Proceeds from sales of loans and leases held-for-investment, net	28,608	45,979	273,688
Net increase in loans and leases	(378,906)	(465,527)	(457,460)
Purchase of premises and equipment, net	(11,557)	(5,262)	(4,775)
Proceeds from sales of OREO and other repossessed assets	3,762	3,530	7,152
Net cash used for investing activities	(383,974)	(427,795)	(231,820)
			(Continued)

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	93,819	351,908	206,748
(Decrease) increase in certificates of deposit	166,448	(46,752)	141,338
Proceeds from FHLBB advances	4,685,706	5,905,511	4,018,000
Repayment of FHLBB advances	(4,705,543)	(5,854,019)	(4,157,392)
Increase (decrease) in other borrowed funds, net	(2,568)	11,980	(1,388)
Increase (decrease) in mortgagors' escrow accounts, net	41	129	(985)
Proceeds from exercise of stock options	1,469	300	—
Proceeds from issuance of common stock	81,943	—	—
Payment of dividends on common stock	(27,035)	(25,366)	(24,967)
Payment of income taxes for shares withheld in share based activity	(352)	—	—
Proceeds from issuance of noncontrolling units	118	76	65
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,671)	(1,734)	(1,437)
Net cash provided from financing activities	292,375	342,033	179,982
Net (decrease) increase in cash and cash equivalents	(6,652)	(7,832)	12,766
Cash and cash equivalents at beginning of year	67,657	75,489	62,723
Cash and cash equivalents at end of year	$61,005	$67,657	$75,489

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$40,785	$38,620	$35,522
Income taxes	34,026	29,770	26,694
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$7,500	$2,500	$—
Transfer from loans to other real estate owned	7,161	3,692	7,370

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.2%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence area, Rhode Island area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates six full-service banking offices on the north shore of eastern Massachusetts.
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
December 31, 2017, 2016 and 2015

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
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," or "held-to-maturity." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the Federal Home Loan Bank of Boston ("FHLBB"), the Federal Reserve Bank of Boston and other restricted equities are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale and Held-to-Maturity
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. As of December 31, 2017 and 2016, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Management evaluates securities for other-than-temporary impairment ("OTTI") on a periodic basis. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers, and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if: (1) the Company intends to sell an impaired investment security, (2) it is more likely than not that the Company will be required to sell the investment security before its amortized cost, or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non credit portion of the loss recognized in other comprehensive income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2017 and 2016, no impairment has been recognized.
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
December 31, 2017, 2016 and 2015

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
December 31, 2017, 2016 and 2015

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
Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single group of factors used for the Company is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. Prior to 2015, each of the Banks utilized a set of qualitative factors applicable to each Bank.
The Company’s December 31, 2017 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2017, this portfolio is approximately $19.7 million. Based on industry conditions, management established a loss factor for this portfolio that best represents the changing risks associated with it.
Based on the refinements to the Company’s allowance methodology discussed above, management determined that the potential risks anticipated by the unallocated allowance are now incorporated into the allowance methodology, making the unallocated allowance unnecessary. Prior to 2015, the unallocated allowance was used to recognize the estimated risk associated with the allocated general and specific allowances. It incorporated management’s evaluation of existing conditions that were not included in the allocated allowance determinations and provided for losses that arise outside of the ordinary course of business.
Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
As of December 31, 2017, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.
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
December 31, 2017, 2016 and 2015

Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2017 and 2016.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Employee Benefits
Costs related to the Company's 401(k) plan are recognized in current earnings. Costs related to the Company's nonqualified deferred compensation plan, SERPs and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits are recognized through comprehensive income in the year in which changes occur.
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
The fair value of restricted stock awards and stock option grants are determined as of the grant date and are recorded as compensation expense over the period in which the shares of restricted stock awards and stock options vest. Forfeitures are accounted for as they occur.
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
December 31, 2017, 2016 and 2015

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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2017, 2016 and 2015. Therefore, the Company has determined to be a single segment.
Recent Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Reform Act”). The ASU No. 2018-02 requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. The ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. Management early adopted this ASU as of December 31, 2017, which resulted in the reclassification from accumulated other comprehensive loss to retained earnings totaling $1.1 million, reflected in the Consolidated Statements of Changes in Shareholders' Equity.
In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403. This ASU was issued to amend certain SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No.116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contract with Customers. The ASU was effective for annual periods beginning after December 15, 2017. Management has determined that this ASU does apply as of December 31, 2017 and has determined the impact to be immaterial. The standard will be adopted on January 1, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management has evaluated this ASU and has determined that ASU 2017-09 does apply as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for annual reporting periods beginning after December 15, 2017. Management has determined that this ASU does apply as of December 31, 2017 and has determined the impact to be immaterial. The standard will be adopted on January 1, 2018.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management has evaluated this ASU and as of December 31, 2017, the Company has adopted the ASU and determined the impact to be immaterial.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU was issued to provide clarification and uniformity on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. Early adoption is permitted as of the fiscal years beginning after December 15, 2017, for public entities that file with the SEC. The Company adopted ASU 2016-15 effective January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of December 31, 2017. In preparation for the adoption in 2019 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee along with a project team has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. The ASU was effective for annual periods beginning after December 15, 2017. Management has determined that ASU 2016-12 does apply as of December 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The work has been completed on the contracts and management believes there will be no material impact or significant changes in the timing of revenue recognition when considering the amended accounting guidance. The standard will be adopted on January 1, 2018.
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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. The ASU was effective for annual periods beginning after December 15, 2017. Management has determined that ASU 2016-08 does apply as of December 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The work has been completed on the contracts and management believes there will be no material impact or significant changes in the timing of revenue recognition when considering the amended accounting guidance. The standard will be adopted on January 1, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and has not determined the impact, if any, as of December 31, 2017. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption. The steps will include a review of third party lease software service providers.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management has determined that ASU 2016-01 does apply as of December 31, 2017 and management believes the impact to be immaterial.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. Management has determined that ASU 2015-14 does apply as of December 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The work has been completed on the contracts and management believes there will be no material impact or significant changes in the timing of revenue recognition when considering the amended accounting guidance. The standard will be adopted on January 1, 2018.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The main provisions in this ASU are 1) Identify the contract(s) with a customer, 2) Identify the performance obligations in the contract, 3) Determine the transaction price, 4) Allocate the transaction price to the performance obligations in the contract and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. The ASU was effective for annual periods beginning after December 15, 2017. Management has determined that this ASU 2014-09 does apply as of December 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The work has been completed on the contracts and management believes there will be no material impact or significant changes in the timing of revenue recognition when considering the amended accounting guidance. The standard will be adopted on January 1, 2018.
(2) Acquisitions
First Commons Bank, N.A.
On September 20, 2017, the Company and First Commons Bank, N.A. (“First Commons Bank”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which First Commons Bank will merge with and into Brookline Bank. The Company expects to consummate the transaction during the first quarter of 2018, subject to approval by First Commons Bank shareholders, the Board of Governors of the Federal Reserve System and the Massachusetts Division of Banks.
Under the terms of the Merger Agreement, the Company will pay $16.70 per share for the outstanding shares and warrants of First Commons Bank representing a total transaction value of approximately $56.0 million. First Commons Bank stockholders will receive 1.171 shares of the Company's common stock for each First Commons Bank share they own, subject to adjustment based on Company's ten-day, volume-weighted average stock price between $13.19 and $15.33.
First Commons Bank is a national banking association which was organized in 2009 and is headquartered in Newton and Wellesley, Massachusetts. First Commons Bank operates its business from two banking offices located in Massachusetts. First Commons Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential, commercial real estate loans, consumer and small business loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

At December 31, 2017, First Commons Bank had total assets of approximately $324.8 million (unaudited), loans of approximately $263.0 million (unaudited), deposits of approximately $282.8 million (unaudited) and stockholders’ equity of approximately $35.7 million (unaudited).
The Company recorded $411.0 thousand of merger and acquisition expense in connection with the proposed acquisition of First Commons Bank for the year ended December 31, 2017.
(3) Cash, Cash Equivalents and Short-Term Investments
The Banks are required to maintain average reserve balances with the FRB based upon a percentage of certain of the Banks' deposits. As of December 31, 2017 and 2016, the average amount required to be held before a credit for vault cash was $5.9 million and $6.9 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $40.0 million and $30.9 million, respectively, as of December 31, 2017 and 2016.
Short-term investments are summarized as follows:

	At December 31,
	2017	2016
	(In Thousands)
FRB interest bearing reserve	$28,263	$19,952
FHLB overnight deposits	4,676	2,142
Federal funds sold	2,444	9,508
Total short-term investments	$35,383	$31,602
Short-term investments are stated at cost which approximates market value.
(4) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$151,483	$70	$1,629	$149,924
GSE CMOs	131,082	27	4,087	127,022
GSE MBSs	191,281	354	2,322	189,313
SBA commercial loan asset-backed securities	73	—	1	72
Corporate debt obligations	62,811	110	238	62,683
U.S. treasury bonds	8,785	7	62	8,730
Trust preferred securities	1,471	—	73	1,398
Marketable equity securities	978	13	9	982
Total investment securities available-for-sale	$547,964	$581	$8,421	$540,124
Investment securities held-to-maturity:
GSE debentures	$41,612	$—	$811	$40,801
GSEs MBSs	13,923	—	218	13,705
Municipal obligations	53,695	159	337	53,517
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$109,730	$159	$1,366	$108,523

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
As of December 31, 2017, the fair value of all investment securities available-for-sale was $540.1 million, with net unrealized losses of $7.8 million, compared to a fair value of $523.6 million and net unrealized losses of $6.6 million as of December 31, 2016. As of December 31, 2017, $469.2 million, or 86.9% of the portfolio, had gross unrealized losses of $8.4 million, compared to $389.0 million, or 74.3% of the portfolio, with gross unrealized losses of $8.0 million as of December 31, 2016.
As of December 31, 2017, the fair value of all investment securities held-to-maturity was $108.5 million, with net unrealized losses of $1.2 million, compared to a fair value of $85.3 million with net unrealized losses of $1.8 million as of December 31, 2016. As of December 31, 2017, $92.9 million, or 85.6% of the portfolio, had gross unrealized losses of $1.4 million. As of December 31, 2016, $82.0 million, or 96.1% of the portfolio had gross unrealized losses $1.9 million .
Investment Securities as Collateral
As of December 31, 2017 and 2016, respectively, $431.2 million and $429.1 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits (TT&L); swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Other-Than-Temporary Impairment ("OTTI")
Investment securities as of December 31, 2017 and 2016 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$120,409	$1,263	$12,481	$366	$132,890	$1,629
GSE CMOs	2,862	34	123,548	4,053	126,410	4,087
GSE MBSs	94,985	753	74,782	1,569	169,767	2,322
SBA commercial loan asset-backed securities	34	—	33	1	67	1
Corporate debt obligations	30,978	154	2,423	84	33,401	238
U.S. Treasury bonds	4,767	62	—	—	4,767	62
Trust preferred securities	—	—	1,398	73	1,398	73
Marketable equity securities	—	—	503	9	503	9
Temporarily impaired investment securities available-for-sale	254,035	2,266	215,168	6,155	469,203	8,421
Investment securities held-to-maturity:
GSE debentures	26,594	281	14,208	530	40,802	811
GSEs MBSs	1,996	15	11,674	203	13,670	218
Municipal obligations	30,542	235	7,408	102	37,950	337
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	59,132	531	33,790	835	92,922	1,366
Total temporarily impaired investment securities	$313,167	$2,797	$248,958	$6,990	$562,125	$9,787

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of December 31, 2017. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of December 31, 2017. If market

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2017, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $23.7 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2016.
As of December 31, 2017, the Company owned 48 GSE debentures with a total fair value of $149.9 million, and a net unrealized loss of $1.6 million. As of December 31, 2016, the Company held 29 GSE debentures with a total fair value of $97.0 million, and a net unrealized loss of $1.1 million. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 21 of the 29 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. For the years ended December 31, 2017 and 2016, the Company purchased a total of $54.2 million and $65.7 million, respectively, of GSE debentures.
As of December 31, 2017, the Company owned 62 GSE CMOs with a total fair value of $127.0 million and a net unrealized loss of $4.1 million. As of December 31, 2016, the Company held 62 GSE CMOs with a total fair value of $158.0 million with a net unrealized loss of $3.4 million. As of December 31, 2017 and 2016, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the year ended December 31, 2017, the Company did not purchase any GSE CMOs. During the year ended December 31, 2016, the Company purchased $3.1 million of GSE CMOs.
As of December 31, 2017, the Company owned 194 GSE MBSs with a total fair value of $189.3 million and a net unrealized loss of $2.0 million. As of December 31, 2016, the Company held 195 GSE MBSs with a total fair value of $212.9 million with a net unrealized loss of $2.0 million. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, 60 of the 195 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the years ended December 31, 2017 and 2016, the Company purchased a total of $18.3 million and $36.6 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of December 31, 2017 and December 31, 2016, the Company owned SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. As of December 31, 2016, four of the six securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2017, the Company owned 19 corporate obligation securities with a total fair value of $62.7 million and a net unrealized loss of $0.1 million. This compares to 16 corporate obligation securities with a total fair value of $48.5 million and a net unrealized gain of $0.2 million as of December 31, 2016. As of December 31, 2017, nine of the 19 securities in this portfolio were in an unrealized loss position. As of December 31, 2016, three of the 16 securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2017 and 2016, the Company purchased $14.5 million and $5.1 million, respectively, of corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2017, the Company owned two U.S. Treasury bonds with a total fair value of $8.7 million and a net unrealized loss of $0.1 million. As of December 31, 2016, the Company owned one U.S. Treasury bond with a total fair value of $4.7 million and a net unrealized loss of $0.1 million. As of December 31, 2017 and 2016, all of the securities in this portfolio were in unrealized loss positions. For the year ended December 31, 2017 and 2016, the Company purchased $4.0 million and $4.8 million in U.S. Treasury bonds, respectively.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2017, the Company owned two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million as of December 31, 2016. As of December 31, 2017 and 2016, both of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
As of December 31, 2017, the Company owned two marketable equity securities with a fair value of $1.0 million, which approximated amortized cost, compared to a fair value of $1.0 million, which approximated cost as of December 31, 2016. As of December 31, 2017 and December 31, 2016, one of the two securities in this portfolio was in an unrealized loss position.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at December 31, 2017. Management does not intend to sell these securities prior to maturity.
U.S. Government-Sponsored Enterprises
As of December 31, 2017, the Company owned fourteen GSE debentures with a total fair value of $40.8 million and a net unrealized loss of $0.8 million. As of December 31, 2016, the Company owned five GSE debentures with a total fair value of $14.1 million and a net unrealized loss of $0.6 million. As of December 31, 2017, all securities in this portfolio were in an unrealized loss position. At December 31, 2016, all securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2017 and December 31, 2016, the Company purchased a total of $26.9 million and $17.7 million in GSE debentures, respectively.
As of December 31, 2017, the Company owned eleven GSE MBSs with a total fair value of $13.7 million and a net unrealized loss of $0.2 million. As of December 31, 2016, the Company owned eleven GSE MBSs with a total fair value of $17.5 million and an unrealized loss of $0.2 million. As of December 31, 2017, eight of the eleven securities in this portfolio were in an unrealized loss position. At December 31, 2016, eight of the eleven securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the year ended December 31, 2017, the Company did not purchase any GSE MBSs. During the year ended December 31, 2016, the Company purchased $2.3 million in GSE MBSs.
Municipal Obligations
As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.5 million and $53.7 million, respectively. As of December 31, 2016, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.2 million and $54.2 million, respectively. As of December 31, 2017, 69 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2016, when 93 of the 100 securities were in an unrealized loss position. During the year ended December 31, 2017, the Company did not purchase any of municipal obligations. During the year ended December 31, 2016, the Company purchased $15.6 million in municipal obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Foreign Government Obligations
As of December 31, 2017 and 2016, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2017, the security was in an unrealized loss position. As of December 31, 2016, the security was in an unrealized loss position. During the year ended December 31, 2017, the Company did not purchase any foreign government obligation securities. During the year ended December 31, 2016, the Company repurchased the foreign government obligation security that matured during the first quarter of 2016.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2017			2016
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$23,612	$23,652	2.27%	$13	$13	0.17%
After 1 year through 5 years	142,772	142,029	2.05%	81,524	81,833	2.14%
After 5 years through 10 years	136,746	134,978	2.06%	128,956	127,952	2.03%
Over 10 years	243,856	238,483	2.06%	318,743	312,864	2.03%
	$546,986	$539,142	2.07%	$529,236	$522,662	2.04%
Investment securities held-to-maturity:
Within 1 year	$918	$916	0.78%	$190	$190	1.00%
After 1 year through 5 years	58,335	57,939	1.74%	23,012	22,750	1.30%
After 5 years through 10 years	36,589	35,998	1.79%	46,442	45,042	1.75%
Over 10 years	13,888	13,670	1.98%	17,476	17,289	2.11%
	$109,730	$108,523	1.78%	$87,120	$85,271	1.70%
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
As of December 31, 2017, issuers of debt securities with an estimated fair value of $58.8 million had the right to call or prepay the obligations. Of the $58.8 million, approximately $32.7 million matures in 1 - 5 years, $25.2 million matures in 6 - 10 years, and $0.9 million matures after ten years. As of December 31, 2016, issuers of debt securities with an estimated fair value of approximately $27.9 million had the right to call or prepay the obligations. Of the $27.9 million, $3.0 million matures in 1-5 years, $23.5 million matures in 6-10 years, and $1.4 million matures after ten years.
Security Sales
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.
On February 3, 2017, the Company, through its wholly owned subsidiary, Brookline Securities Corp. ("Brookline Securities"), received $319.04 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by Brookline Securities. The exchange was completed in accordance with the merger agreement entered into between NRS and CBU. As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all of the CBU shares. Brookline Securities recognized a gain on the sale of securities of $11.4 million for the year end December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

On July 26, 2017, the Savings Bank Life Insurance Company of Massachusetts ("SBLI") converted from a Massachusetts stock insurance company to a Massachusetts mutual insurance company and, as a result, the Company, through its wholly owned subsidiary, Brookline Securities received $500 for the one share of Class A Common Stock and $128 per share for its 2,070 shares of Class B Common Stock held of SBLI, in exchange for $265.5 thousand in cash. Brookline Securities recognized a nominal gain on the exchange for the year end December 31, 2017.
Sales of investment and restricted equity securities are summarized as follows:

Year Ended December 31,
2017
(In Thousands)
Sales of debt securities	$—
Sales of marketable and restricted equity securities	11,393

Gross gains from sales	11,612
Gross losses from sales	(219)
Gain on sales of securities, net	$11,393
There were no sales of investment and restricted equity securities in 2016 and 2015.
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2017	2016
	(In Thousands)
FHLBB stock	$42,427	$47,284
FRB stock	16,842	16,752
Other restricted equity securities	100	475
	$59,369	$64,511
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2017 and 2016, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2017 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2017. The FHLBB paid a dividend to member banks at an annualized rate of 363 basis points in 2016. The FHLBB increased its dividend from 394 basis points in the first quarter of 2017 to 433 basis points in the fourth quarter of 2017. As of December 31, 2017, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2017 and 2016, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
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
December 31, 2017, 2016 and 2015

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
(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2017
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,069,392	4.17%	$105,577	4.37%	$2,174,969	4.18%
Multi-family mortgage	735,921	4.09%	24,749	4.48%	760,670	4.10%
Construction	140,138	4.58%	—	—%	140,138	4.58%
Total commercial real estate loans	2,945,451	4.17%	130,326	4.39%	3,075,777	4.18%
Commercial loans and leases:
Commercial	696,825	4.35%	8,179	5.77%	705,004	4.37%
Equipment financing	861,974	7.28%	4,514	5.92%	866,488	7.27%
Condominium association	52,619	4.49%	—	—%	52,619	4.49%
Total commercial loans and leases	1,611,418	5.92%	12,693	5.82%	1,624,111	5.92%
Consumer loans:
Residential mortgage	604,897	3.81%	55,168	4.28%	660,065	3.85%
Home equity	314,189	4.16%	41,765	4.62%	355,954	4.21%
Other consumer	14,667	5.51%	105	18.00%	14,772	5.60%
Total consumer loans	933,753	3.95%	97,038	4.44%	1,030,791	4.00%
Total loans and leases	$5,490,622	4.65%	$240,057	4.49%	$5,730,679	4.64%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.5 million and $14.2 million as of December 31, 2017 and 2016, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 28.0% of which is in the greater New York and New Jersey metropolitan area and 72.0% of which is in other areas in the United States of America as of December 31, 2017, as compared to 29.6% of which is in the greater New York and New Jersey metropolitan area and 70.4% of which is in other areas in the United States of America as of December 31, 2016.
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
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance at beginning of year	$14,353	$20,796	$32,044
Accretion	(7,801)	(6,781)	(10,467)
Reclassification from/(to) nonaccretable difference as a result from changes in expected cash flows	3,970	338	(781)
Balance at end of year	$10,522	$14,353	$20,796

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the years ended December 31, 2017, 2016 and 2015, accretable yield adjustments totaling $4.0 million, $0.3 million, and $(0.8) million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
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
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2017.

	Year Ended December 31,
	2017	2016
	(In Thousands)
Balance at beginning of year	$43,458	$37,375
New loans granted during the year	13,554	8,352
Advances on lines of credit	473	26
Repayments	(9,544)	(2,295)
Balance at end of year	$47,941	$43,458
Unfunded commitments on extensions of credit to related parties totaled $15.7 million and $8.7 million as of December 31, 2017 and 2016, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2017 and 2016, there were $2.3 billion and $2.1 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
(Credit) provision for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(2,169)	(10,516)	(1,982)	(14,667)
Recoveries	—	642	750	1,392
(Credit) provision for loan and lease losses	(337)	8,762	1,777	10,202
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$5,690	$2,418	$53,659
Charge-offs	(550)	(3,634)	(2,370)	—	(6,554)
Recoveries	—	667	1,544	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(294)	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$4,570	$—	$56,739
The liability for unfunded credit commitments, which is included in other liabilities, was $1.7 million, and $1.5 million, at December 31, 2017, and 2016, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2017, and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(343)	$(750)	$1,459	$(172)	$413	$(352)	$(515)	$(337)	$1,107
Commercial	18,899	8,469	9,077	284	293	(49)	19,183	8,762	9,028
Consumer	273	1,263	(763)	(157)	514	469	116	1,777	(294)
Unallocated	—	—	(2,418)	—	—	—	—	—	(2,418)
Total provision for loan and lease losses	18,829	8,982	7,355	(45)	1,220	68	18,784	10,202	7,423
Unfunded credit commitments	204	151	28	—	—	—	204	151	28
Total provision (credit) for credit losses	$19,033	$9,133	$7,383	$(45)	$1,220	$68	$18,988	$10,353	$7,451
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
December 31, 2017, 2016 and 2015

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

As of December 31, 2017, management believes that the methodology for calculating the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

As of December 31, 2017, the Company had a portfolio of approximately $19.7 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2016, this portfolio was approximately $31.1 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended September 30, 2015, the Company’s allowance calculation included an enhanced segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the special risks associated with the taxi portfolio.

As of December 31, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of
$3.8 million of which $2.7 million were specific reserves and $1.1 million was a general reserve. As of December 31, 2016, the Company had a reserve for loan and lease losses associated with taxi medallion loans of $1.3 million of which $0.1 million were specific reserves and $1.2 million was a general reserve.The increase in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the increase in specific reserves due to changes in the underlying collateral value of taxi medallions and the increase in general reserve due to the increase in the historical loss factor applied to the taxi medallion loans. The total troubled debt restructured loans and leases secured by taxi medallions decreased by $2.4 million from $6.1 million at December 31, 2016 to $3.7 million at December 31, 2017. The total loans and leases secured by taxi medallions that were placed on nonaccrual decreased to $7.8 million at December 31, 2017 from $13.4 million at December 31, 2016. However, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The general allowance for loan and lease losses was $55.5 million as of December 31, 2017, compared to $53.5 million as of December 31, 2016. The general portion of the allowance for loan and lease losses increased by $2.0 million during the year ended December 31, 2017, as a result of the continued growth in the Company's loan portfolios, the increase in historical loss factors applied to the commercial loan portfolio and the improvement of credit risk ratings of loans within the commercial real estate and commercial portfolios.

The specific allowance for loan and lease losses was $3.1 million as of December 31, 2017, compared to $0.2 million as of December 31, 2016. The specific allowance increased by $3.0 million during the year ended December 31, 2017, primarily due to changes in the underlying collateral value of taxi medallions during the year ended December 31, 2017.

Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company periodically monitors the quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring.
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
December 31, 2017, 2016 and 2015

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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2017 by credit quality indicator.

	At December 31, 2017
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,054,376	$735,313	$139,278	$670,265	$850,006	$52,619	$14,628	$4,516,485
OAEM	8,889	—	—	7,691	3,630	—	—	20,210
Substandard	5,926	608	860	17,681	5,012	—	39	30,126
Doubtful	201	—	—	1,188	3,326	—	—	4,715
Total originated	2,069,392	735,921	140,138	696,825	861,974	52,619	14,667	4,571,536

Acquired:
Loan rating:
Pass	94,244	24,459	—	6,643	4,501	—	104	129,951
OAEM	9,839	—	—	265	—	—	1	10,105
Substandard	1,494	290	—	1,271	13	—	—	3,068
Doubtful	—	—	—	—	—	—	—	—
Total acquired	105,577	24,749	—	8,179	4,514	—	105	143,124

Total loans	$2,174,969	$760,670	$140,138	$705,004	$866,488	$52,619	$14,772	$4,714,660

As of December 31, 2017, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	At December 31, 2017
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$153,373	23.2%	$148,137	41.6%
50% - 69%	265,328	40.2%	75,099	21.1%
70% - 79%	168,272	25.5%	63,742	17.9%
80% and over	16,547	2.5%	27,122	7.6%
Data not available*	1,377	0.2%	89	—%
Total originated	604,897	91.6%	314,189	88.2%

Acquired:
Loan-to-value ratio:
Less than 50%	16,521	2.5%	25,312	7.1%
50%—69%	19,182	2.9%	13,883	3.9%
70%—79%	10,507	1.6%	943	0.3%
80% and over	7,893	1.2%	582	0.2%
Data not available*	1,065	0.2%	1,045	0.3%
Total acquired	55,168	8.4%	41,765	11.8%

Total loans	$660,065	100.0%	$355,954	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	At December 31, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$138,030	22.1%	$153,679	44.9%
50%—69%	229,799	36.9%	61,553	18.1%
70%—79%	162,614	26.0%	49,987	14.6%
80% and over	21,859	3.5%	23,317	6.8%
Data not available*	3,128	0.5%	825	0.2%
Total originated	555,430	89.0%	289,361	84.6%

Acquired:
Loan-to-value ratio:
Less than 50%	17,809	2.9%	32,334	9.4%
50%—69%	24,027	3.8%	15,059	4.4%
70%—79%	14,030	2.2%	3,069	0.9%
80% and over	10,069	1.6%	1,016	0.3%
Data not available*	2,984	0.5%	1,402	0.4%
Total acquired	68,919	11.0%	52,880	15.4%

Total loans	$624,349	100.0%	$342,241	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At December 31, 2017	At December 31, 2016
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$—	$251
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	633	1,213

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2017 and 2016.

	At December 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$3,294	$391	$1,843	$5,528	$2,063,864	$2,069,392	$—	$3,182
Multi-family mortgage	6,141	2,590	—	8,731	727,190	735,921	—	608
Construction	6,537	330	860	7,727	132,411	140,138	—	860
Total commercial real estate loans	15,972	3,311	2,703	21,986	2,923,465	2,945,451	—	4,650
Commercial loans and leases:
Commercial	1,344	597	7,724	9,665	687,160	696,825	—	10,365
Equipment financing	3,214	2,494	3,203	8,911	853,063	861,974	224	8,106
Condominium association	857	262	—	1,119	51,500	52,619	—	—
Total commercial loans and leases	5,415	3,353	10,927	19,695	1,591,723	1,611,418	224	18,471
Consumer loans:
Residential mortgage	1,256	166	728	2,150	602,747	604,897	—	1,979
Home equity	643	19	32	694	313,495	314,189	1	132
Other consumer	238	20	28	286	14,381	14,667	—	43
Total consumer loans	2,137	205	788	3,130	930,623	933,753	1	2,154
Total originated loans and leases	$23,524	$6,869	$14,418	$44,811	$5,445,811	$5,490,622	$225	$25,275
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	At December 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$1,008	$—	$656	$1,664	$103,913	$105,577	$586	$131
Multi-family mortgage	—	—	3	3	24,746	24,749	3	—
Total commercial real estate loans	1,008	—	659	1,667	128,659	130,326	589	131
Commercial loans and leases:
Commercial	—	44	1,022	1,066	7,113	8,179	17	1,254
Equipment financing	—	—	13	13	4,501	4,514	13	—
Total commercial loans and leases	—	44	1,035	1,079	11,614	12,693	30	1,254
Consumer loans:
Residential mortgage	—	463	1,990	2,453	52,715	55,168	1,990	—
Home equity	508	—	186	694	41,071	41,765	186	612
Other consumer	—	—	—	—	105	105	—	—
Total consumer loans	508	463	2,176	3,147	93,891	97,038	2,176	612
Total acquired loans and leases	1,516	507	3,870	5,893	234,164	240,057	2,795	1,997

Total loans and leases	$25,040	$7,376	$18,288	$50,704	$5,679,975	$5,730,679	$3,020	$27,272

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	At December 31, 2016
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$925	$—	$4,011	$4,936	$138,192	$143,128	$3,786	$305
Multi-family mortgage	—	—	—	—	29,736	29,736	—	—
Construction	—	—	—	—	214	214	—	—
Total commercial real estate loans	925	—	4,011	4,936	168,142	173,078	3,786	305
Commercial loans and leases:
Commercial	306	—	2,651	2,957	11,184	14,141	264	2,387
Equipment financing	—	—	—	—	6,158	6,158	—	—
Total commercial loans and leases	306	—	2,651	2,957	17,342	20,299	264	2,387
Consumer loans:
Residential mortgage	—	318	2,865	3,183	65,736	68,919	2,820	46
Home equity	288	97	339	724	52,156	52,880	202	823
Other consumer	—	1	—	1	127	128	—	—
Total consumer loans	288	416	3,204	3,908	118,019	121,927	3,022	869
Total acquired loans and leases	1,519	416	9,866	11,801	303,503	315,304	7,072	3,561

Total loans and leases	$18,851	$7,350	$26,125	$52,326	$5,346,538	$5,398,864	$7,077	$40,077

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Commercial Real Estate Loans—As of December 31, 2017, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans (38.0%); multi-family mortgage loans (13.3%); and construction loans (2.4%).
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
Commercial Loans and Leases—As of December 31, 2017, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases (12.3%); equipment financing loans (15.1%); and loans to condominium associations (0.9%).
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of December 31, 2017, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans (11.5%), home equity loans (6.2%), and other consumer loans (0.3%).
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	At December 31, 2017			At December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$9,978	$9,962	$—	$9,113	$9,104	$—
Commercial	24,906	25,040	—	39,269	39,210	—
Consumer	3,508	3,500	—	4,823	4,815	—
Total originated with no related allowance recorded	38,392	38,502	—	53,205	53,129	—
With an allowance recorded:
Commercial real estate	3,056	3,056	—	3,984	3,984	28
Commercial	8,912	8,862	3,105	605	605	97
Total originated with an allowance recorded	11,968	11,918	3,105	4,589	4,589	125
Total originated impaired loans and leases	50,360	50,420	3,105	57,794	57,718	125

Acquired:
With no related allowance recorded:
Commercial real estate	1,880	1,880	—	10,400	10,400	—
Commercial	1,594	1,594	—	3,948	3,948	—
Consumer	4,736	4,736	—	6,384	6,399	—
Total acquired with no related allowance recorded	8,210	8,210	—	20,732	20,747	—
With an allowance recorded:
Consumer	115	115	22	253	253	27
Total acquired with an allowance recorded	115	115	22	253	253	27
Total acquired impaired loans and leases	8,325	8,325	22	20,985	21,000	27

Total impaired loans and leases	$58,685	$58,745	$3,127	$78,779	$78,718	$152
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $24.9 million and $2.0 million, respectively as of December 31, 2017.

(2) Includes originated and acquired nonaccrual loans of $34.1 million and $3.6 million, respectively as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$10,125	$72	$6,608	$152	$3,999	$86
Commercial	26,439	225	23,445	600	15,143	641
Consumer	3,565	14	4,126	76	4,267	65
Total originated with no related allowance recorded	40,129	311	34,179	828	23,409	792
With an allowance recorded:
Commercial real estate	3,058	38	4,715	195	5,132	197
Commercial	13,604	—	9,915	6	5,650	10
Consumer	—	—	124	—	84	—
Total originated with an allowance recorded	16,662	38	14,754	201	10,866	207
Total originated impaired loans and leases	56,791	349	48,933	1,029	34,275	999

Acquired:
With no related allowance recorded:
Commercial real estate	1,996	1	8,906	151	9,200	125
Commercial	1,610	5	4,255	75	4,428	65
Consumer	4,784	17	7,537	68	7,837	62
Total acquired with no related allowance recorded	8,390	23	20,698	294	21,465	252
With an allowance recorded:
Commercial real estate	—	—	1,093	—	713	—
Commercial	—	—	364	—	638	—
Consumer	116	1	431	8	249	8
Total acquired with an allowance recorded	116	1	1,888	8	1,600	8
Total acquired impaired loans and leases	8,506	24	22,586	302	23,065	260

Total impaired loans and leases	$65,297	$373	$71,519	$1,331	$57,340	$1,259

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$—	$3,105	$—	$3,105
Collectively evaluated for impairment	26,366	23,078	5,003	54,447
Total originated loans and leases	26,366	26,183	5,003	57,552

Acquired:
Individually evaluated for impairment	—	—	22	22
Collectively evaluated for impairment	145	13	17	175
Acquired with deteriorated credit quality	601	137	105	843
Total acquired loans and leases	746	150	144	1,040

Total allowance for loan and lease losses	$27,112	$26,333	$5,147	$58,592

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,031	$29,386	$3,070	$45,487
Collectively evaluated for impairment	2,932,420	1,582,032	930,683	5,445,135
Total originated loans and leases	2,945,451	1,611,418	933,753	5,490,622

Acquired:
Individually evaluated for impairment	—	1,487	1,867	3,354
Collectively evaluated for impairment	34,244	6,399	55,921	96,564
Acquired with deteriorated credit quality	96,082	4,807	39,250	140,139
Total acquired loans and leases	130,326	12,693	97,038	240,057

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2017	At December 31, 2016
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,241	$13,883
On nonaccrual	9,770	11,919
Total troubled debt restructurings	$26,011	$25,802

Total troubled debt restructuring loans and leases increased by $0.2 million to $26.0 million at December 31, 2017 from

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

$25.8 million at December 31, 2016, primarily driven by the restructuring of certain taxi medallion loans pursuant to the definition of a troubled debt restructuring.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Year Ended December 31, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$189	$189	$—	$—	—	$—
Commercial	10	7,861	3,911	191	2,189	2	1,361
Equipment financing	16	2,687	2,901	137	1,440	1	188
Total originated	27	10,737	7,001	328	3,629	3	1,549
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

There were no acquired loans and leases that met the definition of a troubled debt restructured during the twelve months ended December 31, 2017.

	At and for the Year Ended December 31, 2016
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Multi-family mortgage	2	$1,155	$1,114	$—	$1,114	—	$—
Commercial	22	9,701	6,015	—	6,015	2	364
Equipment financing	3	797	524	—	524	2	341
Total originated	27	11,653	7,653	—	7,653	4	705

Acquired:
Home equity	5	374	368	20	145	—	—
Total acquired	5	374	368	20	145	—	—

Total loans and leases	32	$12,027	$8,021	$20	$7,798	4	$705
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	At and for the Year Ended December 31, 2015
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	—	$—	$—	$—	$—	—	$—
Commercial	9	5,757	5,497	119	258	1	237
Equipment financing	1	112	100	—	—	—	—
Residential mortgage	1	100	150	—	151	—	—
Home equity	3	353	298	—	99	1	28
Total originated	14	6,322	6,045	119	508	2	265

Acquired:
Commercial	4	642	632	—	—	1	11
Home equity	2	200	196	—	—	1	24
Total acquired	6	842	828	—	—	2	35

Total loans and leases	20	$7,164	$6,873	$119	$508	4	$300
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Loans with one modification:
Extended maturity	$2,810	$599	$2,215
Adjusted principal	19	249	—
Interest only	174	1,493	1,335
Combination maturity, principal, interest rate	1,914	5,455	692
Total loans modified once	$4,917	$7,796	$4,242

Loans with more than one modification:
Extended maturity	$1,910	$225	$2,598
Combination maturity, principal, interest rate	174	—	33
Total loans modified more than once	$2,084	$225	$2,631
The troubled debt restructuring loans and leases that were modified for the years ending December 31, 2017, 2016, and 2015 were $7.0 million, $8.0 million, and $6.9 million, respectively. The decrease in troubled debt restructuring loans and leases that were modified for the year ending December 31, 2017 was primarily due to the partial charge-off of loans and leases secured by taxi medallions.
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2017, 2016, and 2015 were $4.8 million, $4.3 million, and $0.2 million, respectively. The increase in net charge-

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

offs of the performing and nonperforming troubled debt restructuring loans and leases for the year ending December 31, 2017 was primarily due to the partial charge-offs of nonperforming taxi medallion loans during the year.
As of December 31, 2017, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2017	2016
	(In Thousands)		(In Years)
Land	$11,057	$7,562	NA
Fine art	495	472	NA
Computer equipment	9,728	9,004	3
Vehicles	126	221	3 to 5
Core processing system and software	19,791	19,433	3 to 7.5
Furniture, fixtures and equipment	14,226	13,439	5 to 25
Office building and improvements	88,283	84,835	10 to 40
Total	143,706	134,966
Accumulated depreciation and amortization	63,423	58,790
Total premises and equipment	$80,283	$76,176
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization expense related to premises and equipment totaled $7.4 million, $7.2 million, and $7.2 million, respectively.
The increase in land is primarily the result of the purchase of previously leased land at a Brookline Bank branch in Waltham, Massachusetts in 2017.
The increase in office buildings and improvements was primarily due to several branch renovations for Brookline Bank branches in Massachusetts and BankRI branches in Rhode Island and the addition of a new BankRI branch in Warwick, Rhode Island in 2017.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance at beginning of year	$137,890	$137,890	$137,890
Additions	—	—	—
Adjustments to original goodwill	—	—	—
Balance at end of year	$137,890	$137,890	$137,890

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The following is a summary of the Company's other intangible assets:

	At December 31, 2017			At December 31, 2016
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$36,172	$31,217	$4,955	$36,172	$29,128	$7,044
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$39,782	$33,738	$6,044	$39,782	$31,649	$8,133
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 7.8 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2017, 2016 and 2015.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2018	$1,669
2019	1,295
2020	944
2021	601
2022	299
Thereafter	147
Total	$4,955
(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2017 and 2016, BankRI owned seven policies with a net cash surrender value of $38.9 million and $37.9 million, respectively. As of December 31, 2017 and 2016, First Ipswich owned two policies with a net cash surrender value of $0.8 million and $0.8 million, respectively.
The Company recorded a total of $1.0 million, $1.1 million, and $1.0 million of tax exempt income from these nine policies in 2017, 2016, and 2015, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of December 31, 2017, the Company had investments in twelve of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.
On January 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application and had an impact on net income for 2014 of $0.5 million and a cumulative

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2017	2016
	(In Thousands)
Investments in affordable housing projects included in other assets	$11,432	$11,565
Unfunded commitments related to affordable housing projects included in other liabilities	1,933	1,686
Investment in affordable housing tax credits	1,745	1,753
Investment in affordable housing tax benefits	653	598

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Investment amortization included in provision for income taxes	$1,844	$1,726	$1,654
Amount recognized as income tax benefit	623	598	656

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(11) Deposits
A summary of deposits follows:

	December 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$942,583	—%	$900,474	—%
NOW accounts	350,568	0.07%	323,160	0.07%
Savings accounts	646,359	0.25%	613,061	0.20%
Money market accounts	1,724,363	0.56%	1,733,359	0.47%
Total core deposit accounts	3,663,873	0.31%	3,570,054	0.27%
Certificate of deposit accounts maturing:
Within six months	363,866	0.93%	345,339	0.77%
After six months but within 1 year	342,500	1.09%	233,470	0.83%
After 1 year but within 2 years	300,921	1.48%	264,993	1.08%
After 2 years but within 3 years	90,805	1.87%	84,673	1.56%
After 3 years but within 4 years	57,926	1.79%	52,522	1.88%
After 4 years but within 5 years	50,380	2.02%	59,910	1.78%
5+ Years	1,072	1.03%	115	1.66%
Total certificate of deposit accounts	1,207,470	1.27%	1,041,022	1.04%
Total deposits	$4,871,343	0.55%	$4,611,076	0.44%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $265.8 million and $196.7 million as of December 31, 2017 and 2016, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$225	$209	$179
Savings accounts	1,297	1,322	1,094
Money market accounts	8,863	7,549	6,935
Certificate of deposit accounts	12,903	10,990	9,272
Total interest-bearing deposits	$23,288	$20,070	$17,480
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $41.4 million and $39.5 million as of December 31, 2017 and 2016, respectively.
Collateral Pledged to Deposits
As of December 31, 2017 and 2016, $165.5 million and $160.9 million, respectively, of collateral was pledged for municipal deposits and TT&L.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2017	2016
	(In Thousands)
Advances from the FHLBB	$889,909	$910,774
Subordinated debentures and notes	83,271	83,105
Other borrowed funds	47,639	50,207
Total borrowed funds	$1,020,819	$1,044,086
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Advances from the FHLBB	$11,330	$10,760	$9,950
Subordinated debentures and notes	5,081	5,038	5,001
Other borrowed funds	170	116	114
Total interest expense on borrowed funds	$16,581	$15,914	$15,065
Collateral Pledged to Borrowed Funds
As of December 31, 2017 and 2016, $1.9 billion and $1.8 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L (Treasury Tax and Loan Deposits). The Banks did not have any outstanding FRB borrowings as of December 31, 2017 and 2016.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2017			2016
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$514,314	$55,000	1.43%	$651,489	$75,705	1.22%
Over 1 year to 2 years	279,928	115,000	1.70%	168,598	290,311	1.44%
Over 2 years to 3 years	16,026	—	0.47%	14,354	—	0.09%
Over 3 years to 4 years	30,849	—	0.41%	85	—	2.04%
Over 4 years to 5 years	33,217	—	0.30%	1,110	—	3.07%
Over 5 years	15,575	—	3.95%	75,138	—	1.08%
	$889,909	$170,000	1.47%	$910,774	$366,016	1.24%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2017. Total available borrowing capacity for advances from the FHLBB and FRB was $1.7 billion as of December 31, 2017 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $2.5 billion as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2017	2016
	(Dollars In Thousands)
Outstanding at end of year	$47,639	$50,207
Average outstanding for the year	45,908	41,053
Maximum outstanding at any month-end	54,064	50,207
Weighted average rate at end of year	0.46%	0.14%
Weighted average rate paid for the year	0.37%	0.27%

In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased
$12.6 million million to $37.6 million million as of December 31, 2017 from $50.2 million as of December 31, 2016.

The Company has access to a $12.0 million committed line of credit as of December 31, 2017. As of December 31, 2017 and December 31, 2016, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $203.0 million. As of
December 31, 2017, the Company had $10.0 million in borrowings on outstanding uncommitted lines of credit as compared to December 31, 2016, when the Company did not have any borrowings on these uncommitted lines of credit.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2018	$4,778	$4,752
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 19, 2018	4,668	4,628
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,825	73,725
			Total	$83,271	$83,105
The above carrying amounts of the acquired subordinated debentures included $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of December 31, 2017. This compares to $0.6 million of accretion adjustments and $1.3 million of capitalized debt issuance costs as of December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2017	2016
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$76,653	$27,750
Commercial	83,270	71,716
Residential mortgage	28,745	28,179
Unadvanced portion of loans and leases	571,668	580,416
Unused lines of credit:
Home equity	407,552	340,682
Other consumer	34,191	13,157
Other commercial	323	208
Unused letters of credit:
Financial standby letters of credit	12,422	11,720
Performance standby letters of credit	736	516
Commercial and similar letters of credit	184	785
Loan level derivatives:
Receive fixed, pay variable	494,659	383,780
Pay fixed, receive variable	494,659	383,780
Risk participation-out agreements	36,627	16,961
Risk participation-in agreements	3,825	—
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,495	195
Sells foreign currency, buys U.S. currency	1,502	195
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
December 31, 2017, 2016 and 2015

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.7 million and $1.5 million as of December 31, 2017 and December 31, 2016, respectively.
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
The fair value of derivative assets and liabilities was $9.0 million and $8.9 million, respectively, as of December 31, 2017. The fair value of derivative assets and liabilities was $9.7 million and $9.7 million, respectively, as of December 31, 2016.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2018	$4,921
2019	4,053
2020	3,497
2021	2,988
2022	2,743
Thereafter	10,138
Total	$28,340
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $5.5 million in 2017, this increase was due to the opening of a new branch in Danvers, Massachusetts for First Ipswich Bank, and the relocation of a branch in Brookline, Massachusetts for Brookline Bank. This compares to total rent expense of $5.3 million in 2016. In 2015, total rent expense was $5.5 million, which included $0.2 million in lease acceleration related to the sale of $255.2 million of the indirect automobile loan portfolio in March 2015.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.4 million in 2017, 2016 and 2015 respectively. Rental income was reported in non-interest income in the Company's consolidated statements of income.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2017		2016		2015
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$50,518	$50,518	$52,362	$52,362	$49,782	$49,782

Denominator:
Weighted average shares outstanding	74,459,508	74,459,508	70,261,954	70,261,954	70,098,561	70,098,561
Effect of dilutive securities	—	351,900	—	182,129	—	137,307
Adjusted weighted average shares outstanding	74,459,508	74,811,408	70,261,954	70,444,083	70,098,561	70,235,868

EPS	$0.68	$0.68	$0.74	$0.74	$0.71	$0.71

(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding losses on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive loss by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive loss	(817)	(252)	(1,069)
Balance at December 31, 2017	$(5,030)	$143	$(4,887)

	Year Ended December 31, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive (loss) income	(1,386)	44	(1,342)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	Year Ended December 31, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive (loss) income	(1,094)	240	(854)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)

(16) Derivatives and Hedging Activities
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of December 31, 2017 or 2016.
Derivatives not designated as hedges are not speculative, but rather, result from a service the Company provides to certain customers for a fee. The Company executes loan level derivative products such as interest-rate swap agreements with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swap agreements associated with this program do not meet hedge accounting requirements, changes in the fair value are recognized directly in earnings.
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
December 31, 2017, 2016 and 2015

The following tables presents the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	66	$3,903	$2,036	$27,992	$—	$460,728	$494,659	$8,865
Pay fixed, receive variable	66	3,903	2,036	27,992	—	460,728	494,659	8,865
Risk participation-out agreements	8	—	—	8,613	—	28,014	36,627	65
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	10

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$1,495	$—	$—	$—	$—	$1,495	$65
Sells foreign currency, buys U.S. currency	44	1,502	—	—	—	—	1,502	72

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2016
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	54	$—	$4,025	$2,141	$29,501	$348,113	$383,780	$9,738
Pay fixed, receive variable	54	—	4,025	2,141	29,501	348,113	383,780	9,738
Risk participation-out agreements	5	—	—	—	9,078	7,883	16,961	20

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	3	$195	$—	$—	$—	$—	$195	$—
Sells foreign currency, buys U.S. currency	3	195	—	—	—	—	195	—
As of December 31, 2016, the Company held no risk participation-in agreements and the fair value of the foreign exchange contracts was nominal. Refer also to Note 21, "Fair Value of Financial Instruments."
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2017. There were no gains (losses) recognized in income due to changes in the fair value for the year ended December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Year Ended December 31,
2017
(In Thousands)
Gain recognized in income on:
Loan level derivatives	$—
Risk participation-out agreements	55
Foreign exchange contracts	7
Total	$62

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2017 and 2016. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2017, and 2016.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $26.7 million and $34.5 million in the normal course of business as of December 31, 2017 and 2016, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$8,865	$—	$8,865	$—	$—	$8,865
Risk participation-out agreements	65	—	65	—	—	65
Foreign exchange contracts	72	—	72	—	—	72
Total	$9,002	$—	$9,002	$—	$—	$9,002

Liability derivatives
Loan level derivatives	$8,865	$—	$8,865	$25,159	$1,510	$—
Risk participation-in agreements	10	—	10	—	—	—
Foreign exchange contracts	65	—	65	—	—	—
Total	$8,940	$—	$8,940	$25,159	$1,510	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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

As of December 31, 2016, the Company held no risk participation-in agreements and the fair value of the foreign exchange contracts was nominal.

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
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Current provision:
Federal	$27,825	$22,954	$23,340
State	5,013	5,116	4,774
Total current provision	32,838	28,070	28,114
Deferred provision:
Federal	10,209	2,271	679
State	589	51	560
Total deferred provision	10,798	2,322	1,239
Total provision for income taxes	$43,636	$30,392	$29,353
Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate 35.0% to income before tax expense as a result of the following:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$34,039	$29,965	$28,603
State taxes, net of federal income tax benefit	3,641	3,358	3,467
Bank-owned life insurance	(364)	(368)	(367)
Tax-exempt interest income	(873)	(826)	(622)
Income attributable to noncontrolling interest in subsidiary	(870)	(1,163)	(994)
Merger and acquisition expense	138	—	—
Tax Reform Act Adjustment	8,965	—	—
Investments in affordable housing projects	(653)	(640)	(526)
Other, net	(387)	66	(208)
Total provision for income taxes	$43,636	$30,392	$29,353
Effective income tax rate	44.9%	35.5%	35.9%

The Company's effective tax rate was 44.9% as of December 31, 2017 compared to 35.5% as of December 31, 2016. The increase in the Company's effective tax rate from 2016 was primarily driven by $9.0 million related to the enactment of the Tax Reform Act and $138.0 thousand of nondeductible merger and acquisition expenses.
On December 22, 2017, the Tax Reform Act was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Reform Act takes effect on January 1, 2018. The Tax Reform Act lowers the Company’s federal tax rate from 35% to 21%. The Tax Reform Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limits the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and other provisions.
As a result of the Tax Reform Act, management re-valued the carrying value of our net deferred tax asset and investments in low income housing tax credits. The impact of the Tax Reform Act resulted in a write down of the carrying balance of net deferred tax assets and investments in affordable housing projects of $8.6 million and $0.3 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$15,618	$21,655
Deferred compensation	1,032	5,659
Supplemental Executive Retirement Plans	2,805	4,127
Unrealized loss on investment securities available-for-sale	1,728	2,355
Net operating loss carryforwards	415	999
Postretirement benefits	400	465
Nonaccrual interest	551	621
Accrued expense	563	828
Restricted stock and stock option plans	621	573
Employee stock ownership plan	124	147
Other	67	61
Total gross deferred tax assets	23,924	37,490
Deferred tax liabilities:
Identified intangible assets and goodwill	2,778	4,660
Deferred loan origination costs, net	2,918	3,370
Depreciation	1,866	2,193
Prepaid expense	109	1,045
Acquisition fair value adjustments	1,192	975
Total gross deferred tax liabilities	8,863	12,243
Net deferred tax asset	$15,061	$25,247
As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of $0.4 million which are available to offset future federal taxable income, if any, through 2020. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $0.9 million.
The Company has determined that a valuation allowance is not required for any of its deferred tax assets because it believes that it is more likely than not that these assets will reverse against future taxable income.
For federal income tax purposes, the Company has a $1.8 million reserve for credit losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb credit losses, no provision has been made for the $0.5 million liability that would result if 100% of the reserve were recaptured.
The Company did not have any unrecognized tax benefits accrued as income tax receivables or as deferred tax items as of December 31, 2017 and 2016. The Company files U.S. federal and state income tax returns. During the third quarter of 2017, the Company was notified by the Internal Revenue Service of its intent to examine the Company's 2015 consolidated federal income tax return. Management believes that this examination will conclude during the next 12 months. As of December 31, 2017, the Company is subject to examination by the Massachusetts, Rhode Island and several other state tax authorities for tax years after December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2017, there were no shares of preferred stock issued.
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
Common Stock Repurchases
In 2017, 2016 and 2015, no shares of the Company's common stock were repurchased by the Company. On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of twelve months ending on January 31, 2017. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company. As of December 31, 2017, no shares of stock were repurchased under the stock repurchase program.
Common Stock Issuance
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account
The liquidation account totaled $15.1 million (unaudited), $15.2 million (unaudited), and $16.6 million (unaudited) at
December 31, 2017, 2016 and 2015, respectively.
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
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2017, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

As of December 31, 2017, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of December 31, 2017, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of December 31, 2017 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2017:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$669,238	12.02%	$250,547	4.50%	$389,739	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	687,299	10.43%	263,585	4.00%	263,585	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	687,299	12.34%	334,181	6.00%	473,423	8.50%	N/A	N/A
Total risk-based capital ratio (4)	821,373	14.75%	445,490	8.00%	584,706	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$414,282	11.56%	$161,269	4.50%	$250,863	7.00%	$232,944	6.50%
Tier 1 leverage capital ratio (2)	423,035	10.35%	163,492	4.00%	163,492	4.00%	204,365	5.00%
Tier 1 risk-based capital ratio (3)	423,035	11.81%	214,920	6.00%	304,471	8.50%	286,561	8.00%
Total risk-based capital ratio (4)	463,986	12.95%	286,632	8.00%	376,205	10.50%	358,290	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$193,849	11.38%	$76,654	4.50%	$119,239	7.00%	$110,722	6.50%
Tier 1 leverage capital ratio (2)	193,849	9.16%	84,650	4.00%	84,650	4.00%	105,813	5.00%
Tier 1 risk-based capital ratio (3)	193,849	11.38%	102,205	6.00%	144,791	8.50%	136,273	8.00%
Total risk-based capital ratio (4)	210,025	12.33%	136,269	8.00%	178,853	10.50%	170,337	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$37,502	13.38%	$12,613	4.50%	$19,620	7.00%	$18,218	6.50%
Tier 1 leverage capital ratio (2)	37,502	9.44%	15,891	4.00%	15,891	4.00%	19,863	5.00%
Tier 1 risk-based capital ratio (3)	37,502	13.38%	16,817	6.00%	23,824	8.50%	22,423	8.00%
Total risk-based capital ratio (4)	40,625	14.50%	22,414	8.00%	29,418	10.50%	28,017	10.00%
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
December 31, 2017, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	19	21	25
Benefits paid	(19)	(21)	(25)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$1,135	$1,188	$1,562
Service cost	49	48	55
Interest cost	43	45	49
Estimated benefits paid	(19)	(21)	(25)
Actuarial loss (gain)	326	(125)	(453)
Benefit obligation at end of year	$1,534	$1,135	$1,188
The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.5 million, $1.1 million, and $1.2 million as of December 31, 2017, 2016 and 2015, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net periodic benefit expense:
Service cost	$49	$48	$55
Interest cost	43	45	49
Prior service credit	(21)	(21)	(21)
Actuarial gain	(47)	(42)	(20)
Net periodic benefit expense	$24	$30	$63
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	(401)	$90	$374
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$(422)	$69	$353
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 3.62% in 2017, 4.15% in 2016 and 4.35% in 2015. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $0.1 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The actual health care trend used to measure the accumulated postretirement benefit obligation in 2017 for plan participants below age 65 and for plan participants over age 65 was (14.7)% and 33.9%, respectively. In 2016, the rate for plan participants below age 65 and for plan participants over age 65 was 7.5% and 8.3%, respectively. This decrease from 2016 is due to reductions in active and retiree head counts in 2017. The rates to be used in 2018 through 2022 are expected to be in the range of 6.5% to 5.5% and to decline gradually thereafter to 4.9%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2017
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$23	$(18)
Effect on the accumulated postretirement benefit obligation	356	(277)
401(k) Plan
The Company administers one 401(k) plan (the "Plan"), which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. In the Plan, the Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Contributions to the Plan are subject to certain limits based on federal tax laws. Expenses associated with the plans were $2.6 million in 2017, $2.8 million in 2016, and $2.3 million in 2015.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were nominal in 2017, 2016 and 2015. Accrued liabilities associated with the Nonqualified Plan in 2017, 2016, and 2015 were $0.1 million, $0.2 million, and $0.2 million, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefit. As of December 31, 2017, there are 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. During 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2017, and 2016 was $0.8 million. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2017 and 2016 were $12.0 million and $11.6 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 4.00% in the year 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2017 and 2016, was $1.3 million and $1.5 million, respectively, and is eliminated in consolidation.
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
As of December 31, 2017 and 2016, the ESOP held 142,332 and 176,688 unallocated shares, respectively at an aggregate cost of $0.7 million and $0.9 million, respectively. The market value of such shares as of December 31, 2017 and 2016 was $2.3 million and $2.9 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.5 million in 2017 and $0.4 million in 2016, and 2015, respectively, based on the commitment to release to eligible employees 34,356 shares in 2017, 36,372 shares in 2016 and 38,316 shares in 2015.
Recognition and Retention Plans
As of December 31, 2017, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
Total expense for the Plans was $2.3 million in 2017, $1.8 million in 2016 and $1.4 million in 2015, respectively. Total income tax benefits on vested awards was $0.7 million in 2017, $0.3 million in 2016, and $0.3 million in 2015. Dividends paid on unvested awards under the Plans, which are recognized as compensation expense, were $0.1 million in 2017, $0.1 million in 2016, and $0.1 million in 2015.
Activity under the recognition and retention plans was as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Recognition and Retention Plans:
Outstanding at December 31, 2016	476,854	$10.90
Granted	186,782	14.65
Vested	(193,267)	10.24
Forfeited / Canceled	(15,086)	16.10
Outstanding at December 31, 2017	455,283	$12.64
Unrecognized compensation cost			$3,022
Weighted average remaining recognition period (months)			30
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
No options were granted in 2017, 2016, or 2015. There was no expense for the stock option plans in 2017, 2016, and 2015. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2017, 2016 or 2015.
Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2016	197,345	$10.18
Granted	—	—
Exercised	(147,345)	10.53
Forfeited / Canceled	—	—
Outstanding at December 31, 2017	50,000	$10.80	$245	2.8
Exercisable at December 31, 2017	50,000	$10.80	$245	2.8

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2017 and 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016:

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$149,924	$—	$149,924
GSE CMOs	—	127,022	—	127,022
GSE MBSs	—	189,313	—	189,313
SBA commercial loan asset-backed securities	—	72	—	72
Corporate debt obligations	—	62,683	—	62,683
U.S. Treasury bonds	—	8,730	—	8,730
Trust preferred securities	—	1,398	—	1,398
Marketable equity securities	982	—	—	982
Total investment securities available-for-sale	$982	$539,142	$—	$540,124
Loan level derivatives	$—	$8,865	$—	$8,865
Risk participation-out agreements	—	65	—	65
Foreign exchange contracts	—	72	—	72
Liabilities:
Loan level derivatives	$—	$8,865	$—	$8,865
Risk participation-in agreements	—	10	—	10
Foreign exchange contracts	—	65	—	65

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
As of December 31, 2016, the Company held no risk participation-in agreements and the fair value of the foreign exchange contracts was nominal.
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2017 and December 31, 2016, no investment securities were valued using pricing models included in Level 3.
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
There are no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and December 31, 2016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2017 or 2016.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and 2016 are summarized below:

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$21,195	$21,195
OREO	—	—	3,235	3,235
Repossessed assets	—	1,184	—	1,184
Total assets measured at fair value on a non-recurring basis	$—	$1,184	$24,430	$25,614

	Carrying Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$27,282	$27,282
OREO	—	—	618	618
Repossessed assets	—	781	—	781
Total assets measured at fair value on a non-recurring basis	$—	$781	$27,900	$28,681
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

	Fair Value		Valuation Technique
	At December 31, 2017	At December 31, 2016
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$21,195	$27,282	Appraisal of collateral (1)
Other real estate owned	3,235	618	Appraisal of collateral (1)
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
December 31, 2017, 2016 and 2015

such as economic factors and estimated liquidation expenses. The range of the unobservable inputs used may vary but is generally 0% - 10% on the discount for costs to sell and 0% - 15% on appraisal adjustments.
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2017.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2017
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$41,612	$40,801	$—	$40,801	$—
GSE MBSs	13,923	13,705	—	13,705	—
Municipal obligations	53,695	53,517	—	53,517	—
Foreign government obligations	500	500	—		500
Loans held-for-sale	2,628	2,628	—	2,628	—
Loans and leases, net	5,672,087	5,594,543	—	—	5,594,543
Restricted equity securities	59,369	59,369	—	—	59,369
Financial liabilities:
Certificates of deposit	1,207,470	1,198,201	—	1,198,201	—
Borrowed funds	1,020,819	995,335	—	995,335	—
At December 31, 2016
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$14,735	$14,101	$—	$14,101	$—
GSE MBSs	17,666	17,479	—	17,479	—
Municipal obligations	54,219	53,204	—	53,204	—
Foreign government obligations	500	487	—	—	487
Loans held-for-sale	13,078	13,078	—	13,078	—
Loans and leases, net	5,345,198	5,195,312	—	—	5,195,312
Restricted equity securities	64,511	75,589	—	—	75,589
Financial liabilities:
Certificates of deposit	1,041,022	1,042,653	—	1,042,653	—
Borrowed funds	1,044,086	1,030,753	—	1,030,753	—
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
December 31, 2017, 2016 and 2015

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
December 31, 2017, 2016 and 2015

(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2017 and 2016 and Statements of Income for the years ended December 31, 2017, 2016 and 2015 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2017	2016
	(In Thousands)
ASSETS
Cash and due from banks	$5,511	$32,220
Short-term investments	32	32
Total cash and cash equivalents	5,543	32,252
ESOP loan to Brookline Bank	1,252	1,502
Intercompany loan to Brookline Bank	80,000	—
Restricted equity securities	100	100
Premises and equipment, net	6,032	6,946
Investment in subsidiaries, at equity	753,056	701,943
Goodwill	35,267	35,267
Other assets	6,627	8,259
Total assets	$887,877	$786,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$83,271	$83,105
Deferred tax liability	608	243
Accrued expenses and other liabilities	168	7,377
Total liabilities	84,047	90,725

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,695,695 shares issued and 75,744,445 shares issued, respectively	817	757
Additional paid-in capital	699,976	616,734
Retained earnings, partially restricted	161,217	136,671
Accumulated other comprehensive loss	(5,950)	(3,818)
Treasury stock, at cost; 4,440,665 shares and 4,707,096 shares, respectively	(51,454)	(53,837)
Unallocated common stock held by ESOP; 142,332 shares and 176,688 shares, respectively	(776)	(963)
Total stockholders' equity	803,830	695,544
Total liabilities and stockholders' equity	$887,877	$786,269

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$7,317	$109	$—
Marketable and restricted equity securities	—	—	97
ESOP loan to Brookline Bank	120	141	162
Intercompany loan to Brookline Bank	532	—	—
Total interest and dividend income	7,969	250	259
Interest expense:
Borrowed funds	5,123	5,080	5,063
Net interest income	2,846	(4,830)	(4,804)
Non-interest income:
Other	—	15	5
Total non-interest income	—	15	5
Non-interest expense:
Compensation and employee benefits	391	82	205
Occupancy	1,584	1,582	22
Equipment and data processing (1)	(1,011)	(1,190)	687
Directors' fees	453	700	688
Franchise taxes	180	180	113
Insurance	528	490	490
Professional services	470	245	185
Advertising and marketing	4	—	—
Merger and acquisition expense	411	—	—
Other (2)	(1,224)	(1,300)	(1,289)
Total non-interest expense	1,786	789	1,101
Loss before income taxes	1,060	(5,604)	(5,900)
Credit for income taxes	(1,944)	(1,779)	(1,854)
Loss before equity in undistributed income of subsidiaries	3,004	(3,825)	(4,046)
Equity in undistributed income of subsidiaries	47,514	56,187	53,828
Net income	$50,518	$52,362	$49,782
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2017 and 2016 from the intercompany allocation of expense that is eliminated in consolidation.

(2) The Parent Company received a net benefit in 2017, 2016 and 2015 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$50,518	$52,362	$49,782
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(47,514)	(56,187)	(53,828)
Depreciation of premises and equipment	2,856	2,735	2,728
Amortization of debt issuance costs	100	101	100
Other operating activities, net	(5,885)	30,895	2,479
Net cash provided from operating activities	75	29,906	1,261
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Issuance of intercompany loan to Brookline Bank	(80,000)	—	—
Purchase of premises and equipment	(1,942)	(641)	(742)
Net cash used for investing activities	(81,692)	(391)	(492)
Cash flows from financing activities:
Proceeds from issuance of common stock	81,943	—	—
Payment of dividends on common stock	(27,035)	(25,366)	(24,967)
Net cash provided from (used for) financing activities	54,908	(25,366)	(24,967)
Net (decrease) increase in cash and cash equivalents	(26,709)	4,149	(24,198)
Cash and cash equivalents at beginning of year	32,252	28,103	52,301
Cash and cash equivalents at end of year	$5,543	$32,252	$28,103

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

(23) Quarterly Results of Operations (Unaudited)

	2017 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$68,337	$67,176	$65,186	$62,351
Interest expense	10,680	10,333	9,603	9,253
Net interest income	57,657	56,843	55,583	53,098
Provision for credit losses	1,802	2,911	873	13,402
Net interest income after provision for credit losses	55,855	53,932	54,710	39,696
Loan level derivative income, net	755	844	186	402
Gain on sales of investment securities, net	—	—	—	11,393
Gain on sales of loans and leases held-for-sale	935	1,049	307	353
Other non-interest income	4,125	4,080	3,984	3,760
Amortization of identified intangible assets	(519)	(519)	(519)	(532)
Other non-interest expense	(34,633)	(34,889)	(34,276)	(33,224)
Income before provision for income taxes	26,518	24,497	24,392	21,848
Provision for income taxes	18,712	8,330	8,759	7,835
Net income before noncontrolling interest in subsidiary	7,806	16,167	15,633	14,013
Less net income attributable to noncontrolling interest in subsidiary	979	801	753	568
Net income attributable to Brookline Bancorp, Inc.	$6,827	$15,366	$14,880	$13,445
Earnings per share:
Basic	$0.09	$0.20	$0.20	$0.19
Diluted	0.09	0.20	0.20	0.19
Average common shares outstanding:
Basic	76,583,712	76,452,539	74,325,013	70,386,766
Diluted	76,868,307	76,961,948	74,810,088	70,844,096
Common stock price:
High	$16.35	$15.50	$15.95	$16.75
Low	14.50	13.75	13.75	14.50
Dividends per share	$0.09	$0.09	$0.09	$0.09

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	2016 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$60,983	$61,531	$59,236	$57,898
Interest expense	9,129	9,181	8,979	8,695
Net interest income	51,854	52,350	50,257	49,203
Provision for credit losses	3,215	2,215	2,545	2,378
Net interest income after provision for credit losses	48,639	50,135	47,712	46,825
Loan level derivative income, net	265	858	1,210	1,629
Gain on sales of loans and leases held-for-sale	1,270	588	345	905
Other non-interest income	3,895	3,883	3,820	3,935
Amortization of identified intangible assets	(621)	(623)	(621)	(635)
Other non-interest expense	(31,986)	(32,765)	(31,629)	(31,418)
Income before provision for income taxes	21,462	22,076	20,837	21,241
Provision for income taxes	7,524	7,804	7,465	7,599
Net income before noncontrolling interest in subsidiary	13,938	14,272	13,372	13,642
Less net income attributable to noncontrolling interest in subsidiary	659	655	718	830
Net income attributable to Brookline Bancorp, Inc.	$13,279	$13,617	$12,654	$12,812
Earnings per share:
Basic	$0.19	$0.19	$0.18	$0.18
Diluted	0.19	0.19	0.18	0.18
Average common shares outstanding:
Basic	70,362,702	70,299,722	70,196,950	70,186,921
Diluted	70,592,204	70,450,760	70,388,438	70,343,408
Common stock price:
High	$16.60	$12.19	$11.69	$11.21
Low	12.05	10.71	10.44	10.23
Dividends per share	$0.09	$0.09	$0.09	$0.09

(24) Subsequent Events
First Commons Bank Acquisition
On January 17, 2018, the holders of approximately 89% of the outstanding shares of First Commons Bank voted in favor to approve the Merger Agreement among the Company, Brookline Bank, and First Commons Bank. The holders of the remaining 11% of the outstanding shares of First Commons Bank did not vote. In February of 2018, the Company received approval of the Merger Agreement from the Board of Governors of the Federal Reserve System and the Massachusetts Division of Banks.
Refer to Note 2, "Acquisitions" to the consolidated financial statements for information regarding the Company's acquisition of First Commons Bank as of December 31, 2017.
The Company has evaluated subsequent events other than the matters described above and through the date of issuance.