Form 10-Q
period 2018-03-31
BROOKLINE BANCORP INC
filed 2018-05-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 8, 2018, the number of shares of common stock, par value $0.01 per share, outstanding was 80,316,597.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2018	At December 31, 2017
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$34,713	$25,622
Short-term investments	49,743	35,383
Total cash and cash equivalents	84,456	61,005
Investment securities available-for-sale	558,357	540,124
Investment securities held-to-maturity (fair value of $114,810 and $108,523, respectively)	117,352	109,730
Total investment securities	675,709	649,854
Loans held-for-sale	756	2,628
Loans and leases:
Commercial real estate loans	3,240,258	3,075,777
Commercial loans and leases	1,707,002	1,624,111
Consumer loans	1,167,201	1,030,791
Total loans and leases	6,114,461	5,730,679
Allowance for loan and lease losses	(58,714)	(58,592)
Net loans and leases	6,055,747	5,672,087
Restricted equity securities	66,164	59,369
Premises and equipment, net of accumulated depreciation of $65,150 and $63,423, respectively	80,268	80,283
Deferred tax asset	19,198	15,061
Goodwill	160,896	137,890
Identified intangible assets, net of accumulated amortization of $34,205 and $33,738, respectively	7,697	6,044
Other real estate owned ("OREO") and repossessed assets, net	3,963	4,419
Other assets	93,260	91,609
Total assets	$7,248,114	$6,780,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$987,153	$942,583
Interest-bearing deposits:
NOW accounts	342,374	350,568
Savings accounts	637,920	646,359
Money market accounts	1,862,351	1,724,363
Certificate of deposit accounts	1,361,722	1,207,470
Total interest-bearing deposits	4,204,367	3,928,760
Total deposits	5,191,520	4,871,343
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	982,533	889,909
Subordinated debentures and notes	83,311	83,271
Other borrowed funds	33,585	47,639
Total borrowed funds	1,099,429	1,020,819
Mortgagors' escrow accounts	8,395	7,686
Accrued expenses and other liabilities	74,024	67,818
Total liabilities	6,373,368	5,967,666

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 81,695,695 shares issued, respectively	852	817
Additional paid-in capital	755,843	699,976
Retained earnings, partially restricted	172,934	161,217
Accumulated other comprehensive loss	(11,666)	(5,950)
Treasury stock, at cost; 4,401,333 shares and 4,440,665 shares, respectively	(51,454)	(51,454)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 134,238 shares and 142,332 shares, respectively	(732)	(776)
Total Brookline Bancorp, Inc. stockholders' equity	865,777	803,830
Noncontrolling interest in subsidiary	8,969	8,753
Total stockholders' equity	874,746	812,583
Total liabilities and stockholders' equity	$7,248,114	$6,780,249

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2018	2017
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$67,272	$58,558
Debt securities	3,323	3,000
Marketable and restricted equity securities	924	726
Short-term investments	120	67
Total interest and dividend income	71,639	62,351
Interest expense:
Deposits	7,099	5,080
Borrowed funds	5,049	4,173
Total interest expense	12,148	9,253
Net interest income	59,491	53,098
Provision for credit losses	641	13,402
Net interest income after provision for credit losses	58,850	39,696
Non-interest income:
Deposit fees	2,463	2,252
Loan fees	290	261
Loan level derivative income, net	866	402
Gain on sales of investment securities, net	1,162	11,393
Gain on sales of loans and leases held-for-sale	299	353
Other	1,088	1,247
Total non-interest income	6,168	15,908
Non-interest expense:
Compensation and employee benefits	22,314	19,784
Occupancy	3,959	3,645
Equipment and data processing	4,618	4,063
Professional services	1,144	1,106
FDIC insurance	635	855
Advertising and marketing	1,057	817
Amortization of identified intangible assets	467	532
Merger and acquisition expense	2,905	—
Other	2,839	2,954
Total non-interest expense	39,938	33,756
Income before provision for income taxes	25,080	21,848
Provision for income taxes	5,652	7,835
Net income before noncontrolling interest in subsidiary	19,428	14,013
Less net income attributable to noncontrolling interest in subsidiary	795	568
Net income attributable to Brookline Bancorp, Inc.	$18,633	$13,445
Earnings per common share:
Basic	$0.24	$0.19
Diluted	0.24	0.19
Weighted average common shares outstanding during the year:
Basic	77,879,593	70,386,766
Diluted	78,167,800	70,844,096
Dividends declared per common share	$0.10	$0.09

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$19,428	$14,013

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(7,401)	870
Income tax expense (benefit)	1,632	(313)
Net unrealized securities holding (losses) gains before reclassification adjustments, net of taxes	(5,769)	557
Less reclassification adjustments for securities gains included in net income:
Loss on sales of securities, net	(68)	—
Income tax expense	15	—
Net reclassification adjustments for securities gains included in net income	(53)	—
Net unrealized securities holding (losses) gains	(5,716)	557

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—
Income tax expense	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—

Other comprehensive (loss) income, net of taxes	(5,716)	557

Comprehensive income	13,712	14,570
Net income attributable to noncontrolling interest in subsidiary	795	568
Comprehensive income attributable to Brookline Bancorp, Inc.	$12,917	$14,002

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	18,633	—	—	—	18,633	—	18,633
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	795	795
Common stock issued for acquisition	35	55,146	—	—	—	—	55,181	—	55,181
Issuance of noncontrolling units	—	—	—	—	—	—	—	129	129
Other comprehensive income	—	—		(5,716)	—	—	(5,716)	—	(5,716)
Common stock dividends of $0.09 per share	—	—	(6,916)	—	—	—	(6,916)	—	(6,916)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(708)	(708)
Compensation under recognition and retention plan	—	633	—	—	—	—	633	—	633
Common stock held by ESOP committed to be released (8,094 shares)	—	88	—	—	—	44	132	—	132
Balance at March 31, 2018	$852	$755,843	$172,934	$(11,666)	$(51,454)	$(732)	$865,777	$8,969	$874,746

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Net income attributable to Brookline Bancorp, Inc.	—	—	13,445	—	—	—	13,445	—	13,445
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	568	568
Issuance of noncontrolling interest	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—		557	—	—	557	—	557
Common stock dividends of $0.09 per share	—	—	—	—	—	—	—	—	—
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	(6,350)	—	—	—	(6,350)	(515)	(6,865)
Compensation under recognition and retention plans	—	559	—	—	—	—	559	—	559
Common stock held by ESOP committed to be released (8,589 shares)	—	71	—	—	—	47	118	—	118
Balance at March 31, 2017	$757	$617,364	$143,766	$(3,261)	$(53,837)	$(916)	$703,873	$7,376	$711,249

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$18,633	$13,445
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	795	568
Provision for credit losses	641	13,402
Origination of loans and leases held-for-sale	(7,198)	(8,493)
Proceeds from sales of loans and leases held-for-sale, net	9,362	13,246
Deferred income tax benefit	(2,520)	(4,925)
Depreciation of premises and equipment	1,801	1,795
Amortization of investment securities premiums and discounts, net	507	416
Amortization of deferred loan and lease origination costs, net	1,625	1,626
Amortization of identified intangible assets	467	532
Amortization of debt issuance costs	25	25
Amortization (accretion) of acquisition fair value adjustments, net	1,185	(617)
Gain on sales of investment securities, net	(1,162)	(11,393)
Gain on sales of loans and leases held-for-sale	(299)	(353)
Gain on sales of OREO and other repossessed assets, net	—	(10)
Write-down of OREO and other repossessed assets	197	56
Compensation under recognition and retention plans	682	579
ESOP shares committed to be released	132	118
Net change in:
Cash surrender value of bank-owned life insurance	(254)	(256)
Other assets	(1,397)	1,986
Accrued expenses and other liabilities	6,143	(2,781)
Net cash provided from operating activities	29,365	18,966

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	1,470	11,515
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	21,632	19,592
Purchases of investment securities available-for-sale	(49,108)	(23,935)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	1,158	1,300
Purchases of investment securities held-to-maturity	(8,915)	(14,873)
Proceeds from redemption/sales of restricted equity securities	1,230	—
Purchase of restricted equity securities	(6,795)	(3,676)
Proceeds from sales of loans and leases held-for-investment, net	285	698
Net increase in loans and leases	(386,752)	(59,893)
Acquisitions, net of cash and cash equivalents acquired	(25,126)	—
Purchase of premises and equipment, net	(1,827)	(2,659)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Proceeds from sales of OREO and other repossessed assets	853	413
Net cash used for investing activities	(451,895)	(71,518)

Cash flows from financing activities:
Increase (decrease) in demand checking, NOW, savings and money market accounts	165,925	(8,798)
Increase in certificates of deposit	153,091	49,625
Proceeds from FHLBB advances	3,250,390	1,294,000
Repayment of FHLBB advances	(3,157,766)	(1,274,259)
Decrease in other borrowed funds, net	(14,054)	(6,570)
Increase in mortgagors' escrow accounts, net	709	387
Common stock issued for acquisition	55,181	—
Payment of dividends on common stock	(6,916)	(6,350)
Proceeds from issuance of noncontrolling units	129	118
Payment of dividends to owners of noncontrolling interest in subsidiary	(708)	(515)
Net cash provided from financing activities	445,981	47,638
Net increase (decrease) in cash and cash equivalents	23,451	(4,914)
Cash and cash equivalents at beginning of period	61,005	67,657
Cash and cash equivalents at end of period	$84,456	$62,743

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$12,880	$10,789
Income taxes	928	4,861
Non-cash investing activities:
Transfer from loans and leases held-for-sale to loans and leases	$—	$7,500
Transfer from loans to other real estate owned	594	1,346
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$292,025	$—
Fair value of liabilities assumed	278,988	—

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2018 and 2017
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
On March 1, 2018, the Company completed the acquisition of First Commons Bank, N.A. ("First Commons Bank"). First Commons Bank was merged with and into Brookline Bank. Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. ("LSC") and its 84.1%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 27 full-service banking offices in the greater Boston metropolitan area, including two additional branches from the First Commons Bank acquisition. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates six full-service banking offices on the north shore of eastern Massachusetts.
The Company's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in all New England states, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, New York, and Macrolease, which is based in Plainview, New York.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As a Massachusetts-chartered savings bank and trust company respectively, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, the deposits of Brookline Bank are insured by the Depositors Insurance Fund ("DIF"), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of Management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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

Recent Accounting Pronouncements
In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to add improvements to update ASU 2016-01 to increase stakeholders’ awareness of the amendments and to expedite the improvements. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. Management has determined that ASU 2018-03 does apply, but has not determined the impact, if any, as of March 31, 2018.
In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Reform Act”). The ASU No. 2018-02 requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. The ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. Management early adopted this ASU as of December 31, 2017, which resulted in the reclassification from accumulated other comprehensive loss to retained earnings totaling $1.1 million, reflected in the Consolidated Statements of Changes in Stockholders' Equity.
In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403. This ASU was issued to amend certain SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No.116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contract with Customers. The ASU was effective for annual periods beginning after December 15, 2017. Management has determined that this ASU does apply as of January 1, 2018 and has determined the impact to be immaterial as of March 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management has determined that this ASU does apply as of January 1, 2018 and has determined the impact to be immaterial as of March 31, 2018.
In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for annual reporting periods beginning after December 15, 2017. Management has determined that this ASU does apply as of January 1, 2018 and has determined the impact to be immaterial as of March 31, 2018.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management has evaluated this ASU and as of December 31, 2017, the Company has adopted the ASU and determined the impact to be immaterial as of March 31, 2018.
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
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of March 31, 2018. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee along with a project team has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.
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
In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and has not determined the impact, if any, as of March 31, 2018. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption. The steps will include a review of third party lease software service providers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management has determined that ASU 2016-01 does apply as of January 1, 2018 and management has determined the impact to be immaterial as of March 31, 2018.
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs did not change the core principle for revenue recognition in Topic 606; instead, the amendments provided more detailed guidance in a few areas and additional implementation guidance and examples to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 were the same as those provided by ASU 2015-14. Management assembled a project team to address the changes pursuant to Topic 606. The project team completed a scope assessment and contract review for in-scope revenue streams. Topic 606 did not apply to several income generating streams. Management excluded from their analysis, income associated with financial instruments, gains on sale of investment securities and loans, gains on Low Income Housing Tax Credits ("LIHTC") and loan level derivative income. Revenue streams that were included were service charges on deposit accounts, loan fees, and income received through a third party relationship. Management adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. The adoption did not have a material impact on the Company's consolidated financial statements. See Note 13, "Revenue from Contracts with Customers," for further details.
(2) Acquisitions
First Commons Bank, N.A.
On March 1, 2018, the Company completed the acquisition (the “Transaction”) of First Commons Bank. First Commons Bank was merged with and into the Company’s subsidiary bank, Brookline Bank. First Commons Bank has two branch locations in Newton Centre and Wellesley, Massachusetts. These branch locations are expected to be closed on June 1, 2018 and consolidated into Brookline Bank’s existing branch locations in Newton Centre and Wellesley, Massachusetts.
The Transaction qualified as a tax-free reorganization for federal income tax purposes. The total Transaction consideration was $56.0 million. First Commons Bank stockholders received, for each share of First Commons Bank common stock, the right to receive 1.089 shares of the Company’s common stock with cash in lieu of fractional shares, options, and warrants, resulting in a total cash consideration payment of $851 thousand and an increase to the Company’s outstanding shares of 3,481,477 shares.
The Company accounted for the Transaction using the estimated fair value of assets and liabilities assumed as of the acquisition date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements. Accordingly, the Company recorded merger and acquisition expenses of $2.9 million for the three months ended March 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(In Thousands)
ASSETS
Cash	$42,995
Restricted stock	1,884
Loans	262,095
Premises and equipment	583
Goodwill	23,005
Core deposit and other intangibles	2,122
Other assets	2,336
Total assets acquired	335,020
LIABILITIES
Deposits	273,701
Borrowings	5,000
Other liabilities	287
Total liabilities assumed	278,988
Purchase price	$56,032
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.
Restricted Stock
The fair value of restricted stock approximate the respective carrying amount. The stock is comprised of $880 thousand of FHLBB stock and $1.0 million of FRB stock. These amounts were transferred to the Brookline Bank name at each respective institution.
Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. There were no credit related issues with the acquired portfolio. For the loan purchase accounting, management used the following assumptions: no specific credit mark valuations as determined by the Company's Credit Risk Management; segregation of portfolio into certain loan categories; loan level valuations versus a pooled approach; prepayment rate assumptions and market discount rates.
The Company recorded a $1.6 million discount from the results of the loan accounting valuation. There was $27 thousand of accretion recorded as of March 31, 2018.
Deposits - Core Deposit Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the core deposit intangible was derived from using the following assumptions: account retention rates, alternative cost of funds, effective cost of funds, cost savings, present value of annual net cost savings and market discount rate.
The Company recorded a $2.1 million CDI from the results of the deposit valuation. There was $41 thousand of amortization recorded as of March 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Certificate of Deposits
The certificates of deposits were recorded at fair value. The determination of the fair value was calculated using a discounted cash flow analysis, which involved present valuing the contractual payments over the remaining life of the certificate of deposit at market based-rates.
The Company recorded a $1.2 million discount from the results of the certificate of deposit valuation. There was $82 thousand of accretion recorded as of March 31, 2018.
Borrowings
The borrowings at acquisition typically require a fair market valuation performed as of the acquisition date. The difference between the current recorded balance and the fair market value will be reflected as a fair value mark. The Company’s Treasury team performed two valuations to review the fair value mark. After reviewing the results, the fair value mark was immaterial and management decided not to record any fair market value adjustment on the acquired borrowings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

(3) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,760	$71	$3,863	$180,968
GSE CMOs	125,061	18	5,382	119,697
GSE MBSs	197,083	231	5,129	192,185
SBA commercial loan asset-backed securities	70	—	1	69
Corporate debt obligations	56,784	5	917	55,872
U.S. Treasury bonds	8,794	—	197	8,597
Trust preferred securities	—	—	—	—
Marketable equity securities	980	6	17	969
Total investment securities available-for-sale	$573,532	$331	$15,506	$558,357
Investment securities held-to-maturity:
GSE debentures	$50,529	$4	$1,358	$49,175
GSEs MBSs	13,344	—	340	13,004
Municipal obligations	52,979	11	856	52,134
Foreign government obligations	500	—	3	497
Total investment securities held-to-maturity	$117,352	$15	$2,557	$114,810

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$151,483	$70	$1,629	$149,924
GSE CMOs	131,082	27	4,087	127,022
GSE MBSs	191,281	354	2,322	189,313
SBA commercial loan asset-backed securities	73	—	1	72
Corporate debt obligations	62,811	110	238	62,683
U.S. Treasury bonds	8,785	7	62	8,730
Trust preferred securities	1,471	—	73	1,398
Marketable equity securities	978	13	9	982
Total investment securities available-for-sale	$547,964	$581	$8,421	$540,124
Investment securities held-to-maturity:
GSE debentures	$41,612	$—	$811	$40,801
GSEs MBSs	13,923	—	218	13,705
Municipal obligations	53,695	159	337	53,517
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$109,730	$159	$1,366	$108,523
As of March 31, 2018, the fair value of all investment securities available-for-sale was $558.4 million, with net unrealized losses of $15.2 million, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of March 31, 2018, $512.1 million, or 91.7% of the portfolio, had gross unrealized losses of $15.5 million, compared to $469.2 million, or 86.9% of the portfolio, with gross unrealized losses of $8.4 million as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

As of March 31, 2018, the fair value of all investment securities held-to-maturity was $114.8 million, with net unrealized losses of $2.5 million, compared to a fair value of $108.5 million with net unrealized losses of $1.2 million as of December 31, 2017. As of March 31, 2018, $109.0 million, or 95.0% of the portfolio, had gross unrealized losses of $2.6 million. There were $92.9 million, or 85.6% of the portfolio, with gross unrealized losses of $1.4 million as of December 31, 2017.
Investment Securities as Collateral
As of March 31, 2018 and December 31, 2017, respectively, $463.1 million and $431.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2018 and December 31, 2017.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of March 31, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$143,716	$3,284	$12,256	$579	$155,972	$3,863
GSE CMOs	2,614	64	116,505	5,318	119,119	5,382
GSE MBSs	109,406	2,250	70,625	2,879	180,031	5,129
SBA commercial loan asset-backed securities	32	—	31	1	63	1
Corporate debt obligations	45,522	761	2,350	156	47,872	917
U.S. Treasury bonds	8,597	197	—	—	8,597	197
Trust preferred securities	—	—	—	—	—	—
Marketable equity securities	—	—	495	17	495	17
Temporarily impaired investment securities available-for-sale	309,887	6,556	202,262	8,950	512,149	15,506
Investment securities held-to-maturity:
GSE debentures	32,196	628	14,007	730	46,203	1,358
GSEs MBSs	1,872	34	11,081	306	12,953	340
Municipal obligations	42,717	591	6,644	265	49,361	856
Foreign government obligations	—	—	497	3	497	3
Temporarily impaired investment securities held-to-maturity	76,785	1,253	32,229	1,304	109,014	2,557
Total temporarily impaired investment securities	$386,672	$7,809	$234,491	$10,254	$621,163	$18,063

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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
The Company performs regular analysis of the investment securities available-for-sale portfolio to determine whether a decline in fair value indicates that an investment security is OTTI. In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost; projected future cash flows; credit subordination and the creditworthiness; capital adequacy and near-term prospects of the issuers.
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of March 31, 2018. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of March 31, 2018. If market conditions for

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of March 31, 2018, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $23.1 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $23.7 million as of December 31, 2017.
As of March 31, 2018, the Company owned 60 GSE debentures with a total fair value of $181.0 million, and a net unrealized loss of $3.8 million. As of December 31, 2017, the Company held 48 GSE debentures with a total fair value of $149.9 million, with a net unrealized loss of $1.6 million. As of March 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2018, the Company purchased a total of $33.9 million GSE debentures. This compares to $23.9 million purchased during the same period in 2017.
As of March 31, 2018, the Company owned 62 GSE CMOs with a total fair value of $119.7 million and a net unrealized loss of $5.4 million. As of December 31, 2017, the Company held 62 GSE CMOs with a total fair value of $127.0 million with a net unrealized loss of $4.1 million. As of March 31, 2018, 47 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2018 and 2017, the Company did not purchase any GSE CMOs.
As of March 31, 2018, the Company owned 195 GSE MBSs with a total fair value of $192.2 million and a net unrealized loss of $4.9 million. As of December 31, 2017, the Company held 194 GSE MBSs with a total fair value of $189.3 million with a net unrealized loss of $2.0 million. As of March 31, 2018, 94 of the 195 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2018, the Company purchased a total of $15.2 million GSE MBSs, as compared to the same period in 2017, when the Company did not purchased any GSE MBSs.
SBA Commercial Loan Asset-Backed
As of March 31, 2018, the Company owned five SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, the Company owned five SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of March 31, 2018, four of the five securities in this portfolio were in an unrealized loss position. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the three months ended March 31, 2018 and 2017, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2018, the Company held 17 corporate obligation securities with a total fair value of $55.9 million and a net unrealized loss of $0.9 million. As of December 31, 2017, the Company held 19 corporate obligation securities with a total fair value of $62.7 million and a net unrealized loss of $0.1 million. As of March 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, nine of the nineteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2018 and 2017, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2018, the Company owned two U.S. Treasury bonds with a total fair value of $8.6 million and an unrealized loss of $0.2 million. This compares to two U.S. Treasury bonds with a total fair value of $8.7 million and an unrealized loss of $0.1 million as of December 31, 2017. During the three months ended March 31, 2018 and 2017, the Company did not purchase any U.S. Treasury bonds.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of March 31, 2018, the Company sold the remaining two trust preferred securities with a total fair value of $1.4 million and a realized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million as of December 31, 2017.
Marketable Equity Securities
From time to time, the Company will invest in mutual funds for community reinvestment purposes. As of March 31, 2018 and December 31, 2017, the Company owned two marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of March 31, 2018 and December 31, 2017, one of the two securities in this portfolio was in an unrealized loss position. During the three months ended March 31, 2018 and 2017, the Company did not purchase any marketable equity securities.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at March 31, 2018. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of March 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.2 million and a net unrealized loss of $1.4 million. As of December 31, 2017, the Company owned 14 GSE debentures with a total fair value of $40.8 million and an unrealized loss of $0.8 million. As of March 31, 2018, 16 of the 17 securities in this portfolio were in an unrealized loss position. At December 31, 2017, all 14 of the securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2018 and 2017, the Company purchased a total of $8.9 million and $14.9 million in GSE debentures, respectively.
As of March 31, 2018, the Company owned 11 GSE MBSs with a total fair value of $13.0 million and an unrealized loss of $0.3 million. As of December 31, 2017, the Company owned 11 GSE MBSs with a total fair value of $13.7 million and an unrealized loss of $0.2 million. As of March 31, 2018 and December 31, 2017, eight of the eleven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2018 and 2017, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of March 31, 2018, the Company owned 100 municipal obligation securities with a total fair value of $52.1 million and and a net unrealized loss of $0.8 million. As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value of $53.5 million and an unrealized loss of $0.2 million. As of March 31, 2018, 93 of the 100 securities in this portfolio were in an unrealized loss position as compared to December 31, 2017, when 69 of the 100 securities were in an unrealized loss position. During the three months ended March 31, 2018 and 2017, the Company did not purchase any municipal obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Foreign Government Obligations
As of March 31, 2018 and December 31, 2017, the Company owned one foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2018 and December 31, 2017 respectively, the security was in an unrealized loss position. During the three months ended March 31, 2018 and 2017, the Company did not purchase any foreign government obligations.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2018			At December 31, 2017
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$25,290	$25,250	2.23%	$23,612	$23,652	2.27%
After 1 year through 5 years	162,284	159,464	2.13%	142,772	142,029	2.05%
After 5 years through 10 years	146,756	142,749	2.15%	136,746	134,978	2.06%
Over 10 years	238,222	229,925	2.15%	243,856	238,483	2.06%
	$572,552	$557,388	2.15%	$546,986	$539,142	2.07%
Investment securities held-to-maturity:
Within 1 year	$1,470	$1,463	1.00%	$918	$916	0.78%
After 1 year through 5 years	60,727	59,838	1.80%	58,335	57,939	1.74%
After 5 years through 10 years	41,863	40,556	1.98%	36,589	35,998	1.79%
Over 10 years	13,292	12,953	2.23%	13,888	13,670	1.98%
	$117,352	$114,810	1.90%	$109,730	$108,523	1.78%
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
As of March 31, 2018, issuers of debt securities with an estimated fair value of $30.8 million had the right to call or prepay the obligations. Of the $30.8 million, approximately $17.7 million matures in 1 - 5 years, $13.1 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2017, issuers of debt securities with an estimated fair value of approximately $58.8 million had the right to call or prepay the obligations. Of the $58.8 million, $32.7 million matures in 1-5 years, $25.2 million matures in 6-10 years, and $0.9 million matures after ten years.
Security Sales
On February 3, 2017, the Company, through BSC, received $319 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by BSC. The exchange was completed in accordance with the merger agreement entered into between NRS and CBU. As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all the CBU shares required in the merger. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The table below includes the activity with respect to the sale of the CBU shares.
On March 6, 2018, the Company, through its wholly owned subsidiary, BSC, received $0.6 million in cash and 11,303 shares of CBU common stock as settlement for the indemnification escrow on the 12 month anniversary date of the merger between NRS and CBU. The Company subsequently sold all 11,303 shares of the CBU stock and recognized a gain on the sale of $0.6 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

During the month of March, 2018, the Company, through Brookline Bank’s wholly owned subsidiary, LSC, sold two trust preferred securities with a book value of $1.5 million for a loss of $0.1 million. The table below includes the activity with respect to the sale of the trust preferred securities.
Sales of investment and restricted equity securities are summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In Thousands)
Sales of marketable and restricted equity securities	$2,700	$11,393

Gross gains from sales	1,230	11,612
Gross losses from sales	(68)	(219)
Gain on sales of securities, net	$1,162	$11,393
(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,129,110	4.28%	$148,918	4.44%	$2,278,028	4.29%
Multi-family mortgage	740,603	4.21%	52,987	4.56%	793,590	4.23%
Construction	136,784	4.80%	31,856	—%	168,640	3.89%
Total commercial real estate loans	3,006,497	4.29%	233,761	3.86%	3,240,258	4.26%
Commercial loans and leases:
Commercial	726,852	4.49%	35,070	5.89%	761,922	4.55%
Equipment financing	888,494	7.35%	3,847	5.94%	892,341	7.34%
Condominium association	52,739	4.52%	—	—%	52,739	4.52%
Total commercial loans and leases	1,668,085	6.01%	38,917	5.89%	1,707,002	6.01%
Consumer loans:
Residential mortgage	613,370	3.90%	159,633	4.38%	773,003	4.00%
Home equity	315,085	4.42%	49,785	4.75%	364,870	4.47%
Other consumer	29,187	4.92%	141	18.00%	29,328	4.98%
Total consumer loans	957,642	4.10%	209,559	4.48%	1,167,201	4.17%
Total loans and leases	$5,632,224	4.77%	$482,237	4.29%	$6,114,461	4.73%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.8 million and $15.5 million as of March 31, 2018 and December 31, 2017, respectively.
The Banks and subsidiaries lend primarily in all New England states, with the exception of equipment financing, 15.3% of which is in the greater New York and New Jersey metropolitan area and 84.7% of which is in other areas in the United States of America as of March 31, 2018.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Balance at beginning of period	$10,522	$14,353
Accretion	(1,185)	(1,407)
Reclassification from (to) nonaccretable difference as a result of changes in expected cash flows	316	126
Balance at end of period	$9,653	$13,072
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended March 31, 2018 and 2017, accretable yield adjustments totaling $0.3 million and $0.1 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Loans and Leases Pledged as Collateral
As of March 31, 2018 and December 31, 2017, there were $2.2 billion and $2.3 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2018 and December 31, 2017.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(3)	(733)	(56)	(792)
Recoveries	—	201	86	287
Provision (credit) for loan and lease losses	252	451	(76)	627
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714

	Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(24)	(1,207)	(151)	(1,382)
Recoveries	140	142	105	387
Provision (credit) for loan and lease losses	227	13,442	(207)	13,462
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133
The liability for unfunded credit commitments, which is included in other liabilities, was $1.7 million at both March 31, 2018 and December 31, 2017. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2018 and 2017.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$252	$227
Commercial	451	13,442
Consumer	(76)	(207)
Total provision for loan and lease losses	627	13,462
Unfunded credit commitments	14	(60)
Total provision for credit losses	$641	$13,402

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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

As of March 31, 2018, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses incurred in the Company’s loan portfolios.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

As of March 31, 2018, the Company had a portfolio of approximately $18.5 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2017, this portfolio was approximately $19.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, TDRs, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the current risks associated with the portfolio.

As of March 31, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $2.9 million of which $2.1 million were specific reserves and $0.8 million was a general reserve. The general reserve includes coverage for one taxi medallion relationship of $0.2 million which is treated as a commercial loan for allowance purposes due to the strength of personal guarantees supported by commercial real estate and other assets. As of December 31, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $3.8 million of which $2.7 million were specific reserves and $1.1 million was a general reserve. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to changes in the underlying collateral value of taxi medallions. The total TDRs secured by taxi medallions increased by $0.2 million from $3.7 million at December 31, 2017 to $3.9 million at March 31, 2018 due to one taxi medallion relationship which was restructured during the first quarter of 2018. The total loans and leases secured by taxi medallions that were placed on nonaccrual decreased to $7.6 million at March 31, 2018 from $7.8 million at December 31, 2017 due to the charge-off of three taxi medallion relationships which were placed on nonaccrual status. In addition, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $56.2 million as of March 31, 2018, compared to $55.5 million as of December 31, 2017. The general allowance for loan and lease losses increased by $0.7 million during the three months ended March 31, 2018, as a result of the continued growth in the Company's loan portfolios.

The specific allowance for loan and lease losses was $2.5 million as of March 31, 2018, compared to $3.1 million as of December 31, 2017. The specific allowance decreased by $0.7 million during the three months ended March 31, 2018, primarily due to changes in the underlying collateral value of taxi medallions and charge-offs taken during the three months ended March 31, 2018.

Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a TDR loan.
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
At and for the Three Months Ended March 31, 2018 and 2017

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Credit Quality Information
The following tables present the recorded investment in loans in each class as of March 31, 2018, by credit quality indicator.

	At March 31, 2018
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,118,831	$740,015	$135,924	$692,888	$878,539	$52,739	$29,134	$4,648,070
OAEM	5,684	—	—	13,762	1,833	—	—	21,279
Substandard	4,394	588	860	19,271	5,357	—	53	30,523
Doubtful	201	—	—	931	2,765	—	—	3,897
Total originated	2,129,110	740,603	136,784	726,852	888,494	52,739	29,187	4,703,769

Acquired:
Loan rating:
Pass	136,685	52,706	31,856	33,452	3,836	—	140	258,675
OAEM	1,930	—	—	275	—	—	1	2,206
Substandard	10,303	281	—	1,343	11	—	—	11,938
Doubtful	—	—	—	—	—	—	—	—
Total acquired	148,918	52,987	31,856	35,070	3,847	—	141	272,819

Total loans	$2,278,028	$793,590	$168,640	$761,922	$892,341	$52,739	$29,328	$4,976,588
As of March 31, 2018, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

	At March 31, 2018
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$155,121	20.1%	$144,513	39.6%
50% - 69%	270,273	35.0%	75,826	20.8%
70% - 79%	166,304	21.5%	66,491	18.2%
80% and over	19,988	2.6%	28,212	7.7%
Data not available*	1,684	0.2%	43	—%
Total originated	613,370	79.4%	315,085	86.3%

Acquired:
Loan-to-value ratio:
Less than 50%	32,140	4.0%	29,519	8.3%
50%—69%	45,905	5.9%	13,150	3.5%
70%—79%	40,067	5.2%	985	0.3%
80% and over	29,930	3.9%	886	0.2%
Data not available*	11,591	1.6%	5,245	1.4%
Total acquired	159,633	20.6%	49,785	13.7%

Total loans	$773,003	100.0%	$364,870	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

The following tables present the recorded investment in loans in each class as of December 31, 2017, by credit quality indicator.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

	At December 31, 2017
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$153,373	23.2%	$148,137	41.6%
50%—69%	265,328	40.2%	75,099	21.1%
70%—79%	168,272	25.5%	63,742	17.9%
80% and over	16,547	2.5%	27,122	7.6%
Data not available*	1,377	0.2%	89	—%
Total originated	604,897	91.6%	314,189	88.2%

Acquired:
Loan-to-value ratio:
Less than 50%	16,521	2.5%	25,312	7.1%
50%—69%	19,182	2.9%	13,883	3.9%
70%—79%	10,507	1.6%	943	0.3%
80% and over	7,893	1.2%	582	0.2%
Data not available*	1,065	0.2%	1,045	0.3%
Total acquired	55,168	8.4%	41,765	11.8%

Total loans	$660,065	100.0%	$355,954	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At March 31, 2018	At December 31, 2017
	(In Thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	—	633
There were no foreclosed residential real estate property held by the creditor at March 31, 2018 or December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$8,466	$633	$2,645	$11,744	$2,117,366	$2,129,110	$—	$3,954
Multi-family mortgage	1,032	—	—	1,032	739,571	740,603	—	588
Construction	297	—	860	1,157	135,627	136,784	—	860
Total commercial real estate loans	9,795	633	3,505	13,933	2,992,564	3,006,497	—	5,402
Commercial loans and leases:
Commercial	1,453	1,642	6,133	9,228	717,624	726,852	—	9,927
Equipment financing	4,207	778	4,241	9,226	879,268	888,494	—	6,661
Condominium association	855	161	—	1,016	51,723	52,739	—	—
Total commercial loans and leases	6,515	2,581	10,374	19,470	1,648,615	1,668,085	—	16,588
Consumer loans:
Residential mortgage	1,553	—	580	2,133	611,237	613,370	—	1,962
Home equity	285	1	51	337	314,748	315,085	1	130
Other consumer	113	13	34	160	29,027	29,187	—	53
Total consumer loans	1,951	14	665	2,630	955,012	957,642	1	2,145
Total originated loans and leases	$18,261	$3,228	$14,544	$36,033	$5,596,191	$5,632,224	$1	$24,135

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

	At March 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$8,680	$55	$1,604	$10,339	$138,579	$148,918	$1,534	$126
Multi-family mortgage	—	—	—	—	52,987	52,987	—	—
Construction	—	—	—	—	31,856	31,856	—	—
Total commercial real estate loans	8,680	55	1,604	10,339	223,422	233,761	1,534	126
Commercial loans and leases:
Commercial	93	38	836	967	34,103	35,070	1	1,223
Equipment financing	—	—	11	11	3,836	3,847	5	—
Total commercial loans and leases	93	38	847	978	37,939	38,917	6	1,223
Consumer loans:
Residential mortgage	431	767	2,201	3,399	156,234	159,633	2,201	—
Home equity	260	88	265	613	49,172	49,785	140	795
Other consumer	—	—	—	—	141	141	—	—
Total consumer loans	691	855	2,466	4,012	205,547	209,559	2,341	795
Total acquired loans and leases	$9,464	$948	$4,917	$15,329	$466,908	$482,237	$3,881	$2,144

Total loans and leases	$27,725	$4,176	$19,461	$51,362	$6,063,099	$6,114,461	$3,882	$26,279

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

	At December 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$1,008	$—	$656	$1,664	$103,913	$105,577	$586	$131
Multi-family mortgage	—	—	3	3	24,746	24,749	3	—
Construction	—	—	—	—	—	—	—	—
Total commercial real estate loans	1,008	—	659	1,667	128,659	130,326	589	131
Commercial loans and leases:
Commercial	—	44	1,022	1,066	7,113	8,179	17	1,254
Equipment financing	—	—	13	13	4,501	4,514	13	—
Total commercial loans and leases	—	44	1,035	1,079	11,614	12,693	30	1,254
Consumer loans:
Residential mortgage	—	463	1,990	2,453	52,715	55,168	1,990	—
Home equity	508	—	186	694	41,071	41,765	186	612
Other consumer	—	—	—	—	105	105	—	—
Total consumer loans	508	463	2,176	3,147	93,891	97,038	2,176	612
Total acquired loans and leases	$1,516	$507	$3,870	$5,893	$234,164	$240,057	$2,795	$1,997

Total loans and leases	$25,040	$7,376	$18,288	$50,704	$5,679,975	$5,730,679	$3,020	$27,272

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Commercial Real Estate Loans—As of March 31, 2018, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 37.1%; multi-family mortgage loans -- 13.0%; and construction loans -- 2.8%.
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
Commercial Loans and Leases—As of March 31, 2018, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 12.5%; equipment financing loans -- 14.6%; and loans to condominium associations -- 0.9%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of March 31, 2018, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 12.6%, home equity loans -- 6.0%, and other consumer loans -- 0.5%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

	At March 31, 2018			At December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$7,962	$7,946	$—	$9,978	$9,962	$—
Commercial	27,032	27,027	—	24,906	25,040	—
Consumer	3,338	3,330	—	3,508	3,500	—
Total originated with no related allowance recorded	38,332	38,303	—	38,392	38,502	—
With an allowance recorded:
Commercial real estate	—	—	—	3,056	3,056	—
Commercial	7,953	7,942	2,509	8,912	8,862	3,105
Consumer	134	134	18	—	—	—
Total originated with an allowance recorded	8,087	8,076	2,527	11,968	11,918	3,105
Total originated impaired loans and leases	46,419	46,379	2,527	50,360	50,420	3,105

Acquired:
With no related allowance recorded:
Commercial real estate	10,676	10,676	—	1,880	1,880	—
Commercial	1,607	1,607	—	1,594	1,594	—
Consumer	4,839	4,839	—	4,736	4,736	—
Total acquired with no related allowance recorded	17,122	17,122	—	8,210	8,210	—
With an allowance recorded:
Consumer	114	114	22	115	115	22
Total acquired with an allowance recorded	114	114	22	115	115	22
Total acquired impaired loans and leases	17,236	17,236	22	8,325	8,325	22

Total impaired loans and leases	$63,655	$63,615	$2,549	$58,685	$58,745	$3,127
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $23.8 million and $2.1 million, respectively as of March 31, 2018.

(2) Includes originated and acquired nonaccrual loans of $24.9 million and $2.0 million, respectively as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$7,985	$30	$9,363	$32
Commercial	27,761	272	21,058	164
Consumer	3,353	13	5,306	16
Total originated with no related allowance recorded	39,099	315	35,727	212
With an allowance recorded:
Commercial real estate	—	—	4,000	48
Commercial	7,993	16	22,322	1
Consumer	134	1	—	—
Total originated with an allowance recorded	8,127	17	26,322	49
Total originated impaired loans and leases	47,226	332	62,049	261

Acquired:
With no related allowance recorded:
Commercial real estate	10,681	1	9,419	19
Commercial	1,624	4	2,934	10
Consumer	4,860	15	6,133	16
Total acquired with no related allowance recorded	17,165	20	18,486	45
With an allowance recorded:
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Consumer	114	1	168	1
Total acquired with an allowance recorded	114	1	168	1
Total acquired impaired loans and leases	17,279	21	18,654	46

Total impaired loans and leases	$64,505	$353	$80,703	$307

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$—	$2,509	$18	$2,527
Collectively evaluated for impairment	26,674	23,613	4,990	55,277
Total originated loans and leases	26,674	26,122	5,008	57,804

Acquired:
Individually evaluated for impairment	—	—	22	22
Collectively evaluated for impairment	104	12	15	131
Acquired with deteriorated credit quality	583	118	56	757
Total acquired loans and leases	687	130	93	910

Total allowance for loan and lease losses	$27,361	$26,252	$5,101	$58,714

Loans and Leases:
Originated:
Individually evaluated for impairment	$7,959	$30,561	$3,406	$41,926
Collectively evaluated for impairment	2,998,538	1,637,524	954,236	5,590,298
Total originated loans and leases	3,006,497	1,668,085	957,642	5,632,224

Acquired:
Individually evaluated for impairment	—	1,447	1,964	3,411
Collectively evaluated for impairment	139,761	33,145	169,453	342,359
Acquired with deteriorated credit quality	94,000	4,325	38,142	136,467
Total acquired loans and leases	233,761	38,917	209,559	482,237

Total loans and leases	$3,240,258	$1,707,002	$1,167,201	$6,114,461

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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
At and for the Three Months Ended March 31, 2018 and 2017

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2018	At December 31, 2017
	(In Thousands)
Troubled debt restructurings:
On accrual	$14,294	$16,241
On nonaccrual	8,610	9,770
Total troubled debt restructurings	$22,904	$26,011

Total TDR loans and leases decreased by $3.1 million to $22.9 million at March 31, 2018 from
$26.0 million at December 31, 2017, primarily driven by the payoff of a commercial real estate relationship.
The recorded investment in TDR loans and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended March 31, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	6	$635	$635	$41	$635	$—	1	$929
Equipment financing	6	1,555	1,555	—	—	—	—	—
Total originated	12	$2,190	$2,190	$41	$635	$—	1	$929
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

There were no acquired loans and leases that met the definition of a TDR during the three months ended March 31, 2018.

	At and for the Three Months Ended March 31, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	3	$765	$765	$364	$741	$—	3	$800
Total originated	3	$765	$765	$364	$741	—	3	$800
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

There were no acquired loans and leases that met the definition of a TDR during the three months ended March 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Loans with one modification:
Adjusted principal	$—	$375
Combination maturity, principal, interest rate	2,190	390
Total loans with one modification	$2,190	$765
The TDR loans and leases that were modified for the three months ended March 31, 2018 and 2017 were $2.2 million and $0.8 million, respectively. The increase in TDR loans and leases that were modified for the three months ended March 31, 2018 was primarily due to the modification of loans and leases secured by taxi medallions and one equipment financing relationship.
There were no TDR loans and leases with more than one modification during the three months ended March 31, 2018 and 2017.
The net charge-offs of the performing and nonperforming TDR loans and leases for the three months ended March 31, 2018 were $103 thousand driven by the charge-off of two commercial loans secured by taxi medallions. The net recoveries for performing and nonperforming TDR loans and leases for the three months ended March 31, 2017 were $7 thousand.
As of March 31, 2018 and 2017, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2018	At December 31, 2017
	(In Thousands)
Goodwill	$137,890	$137,890
Additions	23,006	—
Balance at end of period	160,896	137,890
Other intangible assets:
Core deposits	6,608	4,955
Trade name	1,089	1,089
Total other intangible assets	7,697	6,044
Total goodwill and other intangible assets	$168,593	$143,934
The addition of goodwill and the increase in core deposit intangibles, at March 31, 2018 are due to the excess of the purchase paid over the fair value of the net assets acquired from the First Commons Bank acquisition.
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the CDI is 8.5 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2018	$1,691
Year ending:
2019	1,682
2020	1,247
2021	839
2022	486
2023	256
Thereafter	407
Total	$6,608
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2018 and 2017, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive income	(5,716)	—	(5,716)
Balance at March 31, 2018	$(11,829)	$163	$(11,666)

	Three Months Ended March 31, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive income	557	—	557
Balance at March 31, 2017	$(3,656)	$395	$(3,261)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of March 31, 2018 or December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	66	$3,872	$2,010	$27,607	$—	$504,205	$537,694	$13,594
Pay fixed, receive variable	66	3,872	2,010	27,607	—	504,205	537,694	13,594
Risk participation-out agreements	8	—	—	8,495	—	28,667	37,162	43
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	7

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,330	$—	$—	$—	$—	$1,330	$65
Sells foreign currency, buys U.S. currency	36	1,335	—	—	—	—	1,335	60

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $25.5 million and $26.7 million in the normal course of business as of March 31, 2018 and December 31, 2017, respectively. Dealer counterparties posted $0.5 million to the Company in the normal course of business as of March 31, 2018 compared to no collateral as of December 31, 2017.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$13,594	$—	$13,594	$—	$530	$13,064
Risk participation-out agreements	43	—	43	—	—	43
Foreign exchange contracts	65	—	65	—	—	65
Total	$13,702	$—	$13,702	$—	$530	$13,172

Liability derivatives
Loan level derivatives	$13,594	$—	$13,594	$24,017	$1,510	$—
Risk participation-in agreements	7	—	7	—	—	7
Foreign exchange contracts	60	—	60	—	—	60
Total	$13,661	$—	$13,661	$24,017	$1,510	$67

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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
(9) Stock Based Compensation
As of March 31, 2018, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three months ended March 31, 2018, and 2017, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$18,633	$18,633	$13,445	$13,445

Denominator:
Weighted average shares outstanding	77,879,593	77,879,593	70,386,766	70,386,766
Effect of dilutive securities	—	288,207	—	457,330
Adjusted weighted average shares outstanding	77,879,593	78,167,800	70,386,766	70,844,096

EPS	$0.24	$0.24	$0.19	$0.19

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2018 and 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$180,968	$—	$180,968
GSE CMOs	—	119,697	—	119,697
GSE MBSs	—	192,185	—	192,185
SBA commercial loan asset-backed securities	—	69	—	69
Corporate debt obligations	—	55,872	—	55,872
U.S. Treasury bonds	—	8,597	—	8,597
Trust preferred securities	—	—	—	—
Marketable equity securities	969	—	—	969
Total investment securities available-for-sale	$969	$557,388	$—	$558,357
Loan level derivatives	$—	$13,594	$—	$13,594
Risk participation-out agreements	—	43	—	43
Foreign exchange contracts	—	65	—	65
Liabilities:
Loan level derivatives	$—	$13,594	$—	$13,594
Risk participation-in agreements	—	7	—	7
Foreign exchange contracts	—	60	—	60

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2018 and December 31, 2017, no investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2018 and 2017, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$17,284	$17,284
OREO	—	—	3,235	3,235
Repossessed assets	—	728	—	728
Total assets measured at fair value on a non-recurring basis	$—	$728	$20,519	$21,247

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$21,195	$21,195
OREO	—	—	3,235	3,235
Repossessed assets	—	1,184	—	1,184
Total assets measured at fair value on a non-recurring basis	$—	$1,184	$24,430	$25,614
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
At and for the Three Months Ended March 31, 2018 and 2017

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At March 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$17,284	$21,195	Appraisal of collateral (1)
Other real estate owned	3,235	3,235	Appraisal of collateral (1)
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
	(In Thousands)
At March 31, 2018
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,529	$49,175	$—	$49,175	$—
GSE MBSs	13,344	13,004	—	13,004	—
Municipal obligations	52,979	52,134	—	52,134	—
Foreign government obligations	500	497	—	—	497
Loans held-for-sale	756	756	—	756	—
Loans and leases, net	6,055,747	5,947,840	—	—	5,947,840
Restricted equity securities	66,164	66,164	—	—	66,164
Financial liabilities:
Certificates of deposit	1,361,722	1,346,500	—	1,346,500	—
Borrowed funds	1,099,429	1,075,857	—	1,075,857	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2017
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$41,612	$40,801	$—	$40,801	$—
GSE MBSs	13,923	13,705	—	13,705	—
Municipal obligations	53,695	53,517	—	53,517	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	2,628	2,628	—	2,628	—
Loans and leases, net	5,672,087	5,594,543	—	—	5,594,543
Restricted equity securities	59,369	59,369	—	—	59,369
Financial liabilities:
Certificates of deposit	1,207,470	1,198,201	—	1,198,201	—
Borrowed funds	1,020,819	995,335	—	995,335	—
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
At and for the Three Months Ended March 31, 2018 and 2017

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2018	At December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$34,112	$76,653
Commercial	106,956	83,032
Residential mortgage	24,162	28,745
Unadvanced portion of loans and leases	608,440	571,668
Unused lines of credit:
Home equity	435,594	407,552
Other consumer	29,730	34,191
Other commercial	336	323
Unused letters of credit:
Financial standby letters of credit	9,972	12,422
Performance standby letters of credit	736	736
Commercial and similar letters of credit	184	184
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	537,694	494,659
Pay fixed, receive variable	537,694	494,659
Risk participation-out agreements	37,162	36,627
Risk participation-in agreements	3,825	3,825
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,330	1,495
Sells foreign currency, buys U.S. currency	1,335	1,502

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

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
The fair value of derivative assets and liabilities was $13.7 million and $13.7 million, respectively, as of March 31, 2018. The fair value of derivative assets and liabilities was $9.1 million and $8.9 million, respectively, as of December 31, 2017.
The fair value of foreign exchange assets and liabilities was $65.0 thousand and $60.0 thousand, respectively, as of March 31, 2018. The fair value of foreign exchange assets and liabilities was $72.0 thousand and $65.0 thousand as of December 31, 2017.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
Total lease commitments increased from $29,665 thousand as of December 31, 2017 to $31,004 thousand as of March 31, 2018. The increase is due to the addition of the leases of 2 former First Commons Bank branches and an ATM location, the opening of 2 new C&I lending offices in Braintree and Wakefield and the execution of a lease extension made for Eastern Funding. A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2018	$4,323
Year ending:
2019	5,366
2020	4,691
2021	3,635
2022	2,807
2023	2,225
Thereafter	7,957
Total	$31,004
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $1.4 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(13) Revenue from Contracts with Customers
Overview
Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) Topic 606 is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.
The Company’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.
In certain cases, other parties are involved with providing services to our customers. If the Company is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Company is an agent in the transaction (referring to another party to provide services), the Company reports its net fee or commission retained as revenue.
Accounting Policy Updates
The Company adopted Topic 606 “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Company has modified its accounting policy for revenue recognition as detailed in this footnote.
As discussed in Note 1, the Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the three months ended March 31, 2018, as a result of adopting Topic 606.
The Company applied the practical expedient pertaining to contracts with original expected duration of one year or less and does not disclose information about remaining performance obligations on such contracts.
The Company also applied the practical expedient pertaining to contracts for which, at contract inception, the period between when the entity transfers the services and when the customer pays for those services will be one year or less. As such, the Company does not adjust the consideration from customers for the effects of a significant financing component.
A substantial portion of the Company’s revenue is specifically excluded from the scope of Topic 606. This exclusion is associated with financial instruments, including interest income on loans and investment securities, in addition to loan derivative income and gains on loan and investment sales. For the revenue that is in-scope of Topic 606, the following is a description of principal activities from which the Company generates its revenue from contracts with customers, separated by the timing of revenue recognition.
Revenue Recognized at a Point in Time
The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. Revenue that is recognized at a point in time includes card interchange fees (fee income related to debit card transactions), ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Additionally, revenue is collected from loan fees, such as letters of credit, line renewal fees and application fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Three Months Ended March 31, 2018 and 2017

Revenue Recognized Over Time
The Company recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes commissions on investments, insurance sales and service charges on deposit accounts. Fee revenue from service charges on deposit accounts represent the service charges assessed to customers who hold deposit accounts at the Bank.
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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the inability to achieve the synergies and value creation contemplated by the acquisition of First Commons Bank; the inability to successfully integrate operations of First Commons Bank into Brookline Bank; the inability to maintain relationships with First Commons Bank key partners, customers and employees, and on its operating results and business generally; adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity and natural disaster; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); First Ipswich Bank and its subsidiaries ("First Ipswich"); and Brookline Securities Corp.
As a commercially-focused financial institution with 53 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.
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
The competition for loans and leases and deposits remains intense. While the economy has improved in 2018, the Company expects the operating environment to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). A sustained, low interest rate environment with a flat interest rate curve may negatively impact the Company's yields and net interest margin. While the Company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain the net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
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

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.24	$0.09	$0.20	$0.20	$0.19
Earnings per share - Diluted	0.24	0.09	0.20	0.20	0.19
Book value per share (end of period)	10.80	10.49	10.52	10.42	10.00
Tangible book value per share (end of period) (1)	8.69	8.61	8.63	8.52	7.93
Dividends paid per common share	0.09	0.09	0.09	0.09	0.09
Stock price (end of period)	16.20	15.70	15.50	14.60	15.65

PERFORMANCE RATIOS
Net interest margin (taxable equivalent basis)	3.66%	3.59%	3.57%	3.59%	3.53%
Return on average assets	1.08%	0.41%	0.92%	0.91%	0.83%
Return on average tangible assets (1)	1.10%	0.41%	0.94%	0.93%	0.85%
Return on average stockholders' equity	8.98%	3.37%	7.64%	7.76%	7.58%
Return on average tangible stockholders' equity (1)	11.01%	4.09%	9.31%	9.58%	9.55%
Dividend payout ratio (1)	37.11%	101.05%	44.90%	46.28%	47.23%
Efficiency ratio (3)	60.83%	55.38%	56.37%	57.93%	48.92%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.03%	0.60%	0.14%	0.17%	0.07%
Nonperforming loans and leases as a percentage of total loans and leases	0.43%	0.48%	0.71%	0.76%	0.83%
Nonperforming assets as a percentage of total assets	0.42%	0.47%	0.66%	0.71%	0.73%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.96%	1.02%	1.16%	1.17%	1.21%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.03%	1.05%	1.20%	1.20%	1.25%

CAPITAL RATIOS
Stockholders' equity to total assets	11.94%	11.86%	12.04%	11.95%	10.83%
Tangible equity ratio (1)	9.85%	9.94%	10.09%	9.99%	8.79%

FINANCIAL CONDITION DATA
Total assets	$7,248,114	$6,780,249	$6,686,284	$6,658,067	$6,497,721
Total loans and leases	6,114,461	5,730,679	5,639,440	5,537,406	5,461,779
Allowance for loan and lease losses	58,714	58,592	65,413	64,521	66,133
Investment securities available-for-sale	558,357	540,124	522,910	540,976	528,433
Investment securities held-to-maturity	117,352	109,730	107,738	108,963	100,691
Goodwill and identified intangible assets	168,593	143,934	144,453	144,972	145,491
Total deposits	5,191,520	4,871,343	4,805,683	4,709,419	4,651,903

					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(Dollars in Thousands, Except Per Share Data)
Total borrowed funds	1,099,429	1,020,819	985,895	1,066,643	1,056,785
Stockholders' equity	865,777	803,830	804,762	795,618	703,873

EARNINGS DATA
Net interest income	$59,491	$57,657	$56,843	$55,583	$53,098
Provision for credit losses	641	1,802	2,911	873	13,402
Non-interest income	6,168	5,815	5,973	4,477	15,908
Non-interest expense	39,938	35,152	35,408	34,795	33,756
Net income	18,633	6,827	15,366	14,880	13,445
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
On March 1, 2018, the Company completed the acquisition of First Commons Bank.  First Commons Bank was merged with and into Brookline Bank. Refer also to Note 2, "Acquisitions."
Growth
Total assets of $7.2 billion as of March 31, 2018 increased $467.9 million, from December 31, 2017. The increase was primarily driven by increases in loans and leases.
Total loans and leases of $6.1 billion as of March 31, 2018 increased $383.8 million, from December 31, 2017. Excluding the First Commons Bank acquired loans at fair value, loans increased $121.7 million during the quarter or 8.5% on an annualized basis. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.9 billion, or 80.9% of total loans and leases, as of March 31, 2018, an increase of $247.4 million, or 21.1% on an annualized basis, from $4.7 billion, or 82.0% of total loans and leases, as of December 31, 2017.
Total deposits of $5.2 billion as of March 31, 2018 increased $320.2 million, from $4.9 billion as of December 31, 2017. Excluding the First Commons Bank acquired deposits at fair value, deposits increased $46.5 million during the quarter or 3.8% on an annualized basis. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.8 billion, or 73.8% of total deposits as of March 31, 2018, an increase of $165.9 million, from $3.7 billion, or 75.2% of total deposits, as of December 31, 2017.
Asset Quality
Nonperforming assets as of March 31, 2018 totaled $30.2 million, or 0.42% of total assets, compared to $31.7 million, or 0.47% of total assets, as of December 31, 2017. Net charge-offs for the three months ended March 31, 2018 were $0.5 million, or 0.03% of average loans and leases on an annualized basis, compared to $1.0 million, or 0.07% of average loans and leases on an annualized basis, for the three months ended March 31, 2017. The decrease in nonperforming assets was primarily driven by several equipment financing loans and leases which returned to accrual status during the first three months of 2018.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.96% as of March 31, 2018, compared to 1.02% as of December 31, 2017. The decrease in the allowance for loan and lease losses as a percentage of total loans and leases is largely a result of the addition of First Commons Bank loans and leases to the total amount of the Company loans and leases, without a simultaneous addition of historical, pre-acquisition allowance for loan and lease losses. Excluding the loans acquired from BankRI and First Ipswich, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.03% as of March 31, 2018, compared to 1.05% as of December 31, 2017. The Company continued to employ its historical underwriting methodology throughout the three month period ended March 31, 2018. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 12.03% as of March 31, 2018, compared to 12.02% as of December 31, 2017. The Company's Tier 1 Leverage Ratio was 10.50% as of March 31, 2018, compared to 10.43% as of December 31, 2017. As of March 31, 2018, the Company's Tier 1 Risk-Based Capital Ratio was 12.34%, compared to 12.34% as of December 31, 2017. The Company's Total Risk-Based Capital Ratio was 14.62% as of March 31, 2018, compared to 14.75% as of December 31, 2017.
The Company's ratio of stockholders' equity to total assets was 11.94% and 11.86% as of March 31, 2018 and December 31, 2017, respectively. The Company's tangible equity ratio was 9.85% and 9.94% as of March 31, 2018 and December 31, 2017, respectively.
Net Income
For the three months ended March 31, 2018, the Company reported net income of $18.6 million, or $0.24 per basic and diluted share, an increase of $5.2 million, or 154.4% on an annualized basis, from $13.4 million, or $0.19 per basic and diluted share for the three months ended March 31, 2017. This increase in net income is primarily the result of an increase in net interest income of $6.4 million, a decrease in the provision for credit losses of $12.8 million and decrease in the provision for income taxes of $2.2 million, partially offset by the deccrease in non-interest income of $9.7 million and an increase in non-interest expense of $6.2 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.08% for the three months ended March 31, 2018, compared to 0.83% for the three months ended March 31, 2017. The annualized return on average stockholders' equity was 8.98% for the three months ended March 31, 2018, compared to 7.58% for the three months ended March 31, 2017.
The net interest margin was 3.66% for the three months ended March 31, 2018, up from 3.53% for the three months ended March 31, 2017. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets by 27 basis points to 4.35% for the three months ended March 31, 2018 from 4.08% for the three months ended March 31, 2017, partially offset by an increase of 15 basis points in the Company's overall cost of funds to 0.81% for the three months ended March 31, 2018 from 0.66% for the three months ended March 31, 2017.
The Company's net interest margin and net interest income have shown improvement from the most recent low interest rate environment. As interest rates continue to rise, the Company's net interest margin and net interest income may continue to be under pressure due to competitive pricing in all loan categories and the Company’s ability to contain its cost of funds.
Critical Accounting Policies
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2017 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, income tax accounting, and valuation of deferred tax assets as the Company’s most critical accounting policies.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible equity ratio, tangible book value per share, dividend payout ratio, and the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.

The following table summarizes the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2018	2017

Net income, as reported	$18,633	$13,445
Less:
Security gains (after-tax of 24.0% for 2018 and 35.9% for 2017) (1)	883	7,303
Add:
Merger and acquisition-related expenses (after-tax of 24.0% for 2018 and 35.9% for 2017) (1) (2)	2,208	—
Operating earnings	$19,958	$6,142

Basic earnings per share, as reported	$0.24	$0.19
Less:
Security gains	0.01	0.10
Add:
Merger and acquisition-related expenses (2)	0.03	—
Basic operating earnings per share	$0.26	$0.09
___________________________________________________________________
(1) Based on current expected effective tax rate of 24% for the remainder of 2018.
(2) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018.
The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in Thousands)
Operating earnings	$19,958	$15,922	$15,501	$14,880	$6,142

Average total assets	$6,927,309	$6,725,730	$6,681,042	$6,556,665	$6,461,183
Less: Average goodwill and average identified intangible assets, net	152,377	144,226	144,747	145,269	145,778
Average tangible assets	$6,774,932	$6,581,504	$6,536,295	$6,411,396	$6,315,405

Return on average assets (annualized)	1.08%	0.41%	0.92%	0.91%	0.83%
Less:
Security gains	0.05%	—%	—%	—%	0.45%
Add:
Merger and acquisition-related expenses	0.12%	0.01%	0.01%	—%	—%
Impact of Tax Reform Act	—%	0.53%	—%	—%	—%
Operating return on average assets (annualized)	1.15%	0.95%	0.93%	0.91%	0.38%

					(Continued)

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in Thousands)
Return on average tangible assets (annualized)	1.10%	0.41%	0.94%	0.93%	0.85%
Less:
Security gains	0.05%	—%	—%	—%	0.46%
Add:
Merger and acquisition-related expenses	0.13%	0.01%	0.01%	—%	—%
Impact of Tax Reform Act	—%	0.55%	—%	—%	—%
Operating return on average tangible assets (annualized)	1.18%	0.97%	0.95%	0.93%	0.39%

Average total stockholders' equity	$829,598	$811,219	$804,666	$766,529	$709,095
Less: Average goodwill and average identified intangible assets, net	152,377	144,226	144,747	145,269	145,778
Average tangible stockholders' equity	$677,221	$666,993	$659,919	$621,260	$563,317

Return on average stockholders' equity (annualized)	8.98%	3.37%	7.64%	7.76%	7.58%
Less:
Security gains	0.43%	—%	—%	—%	4.12%
Add:
Merger and acquisition-related expenses	1.07%	0.06%	0.07%	—%	—%
Impact of Tax Reform Act	—%	4.42%	—%	—%	—%
Operating return on average stockholders' equity (annualized)	9.62%	7.85%	7.71%	7.76%	3.46%

Return on average tangible stockholders' equity (annualized)	11.01%	4.09%	9.31%	9.58%	9.55%
Less:
Security gains	0.52%	—%	—%	—%	5.19%
Add:
Merger and acquisition-related expenses	1.30%	0.08%	0.09%	—%	—%
Impact of Tax Reform Act	—%	5.38%	—%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	11.79%	9.55%	9.40%	9.58%	4.36%

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in Thousands)
Net income, as reported	$18,633	$6,827	$15,366	$14,880	$13,445

Average total assets	$6,927,309	$6,725,730	$6,681,042	$6,556,665	$6,461,183
Less: Average goodwill and average identified intangible assets, net	152,377	144,226	144,747	145,269	145,778
Average tangible assets	$6,774,932	$6,581,504	$6,536,295	$6,411,396	$6,315,405

Return on average tangible assets (annualized)	1.10%	0.41%	0.94%	0.93%	0.85%

Average total stockholders' equity	$829,598	$811,219	$804,666	$766,529	$709,095
Less: Average goodwill and average identified intangible assets, net	152,377	144,226	144,747	145,269	145,778
Average tangible stockholders' equity	$677,221	$666,993	$659,919	$621,260	$563,317

Return on average tangible stockholders' equity (annualized)	11.01%	4.09%	9.31%	9.58%	9.55%

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in Thousands)
Total stockholders' equity	$865,777	$803,830	$804,762	$795,618	$703,873
Less: Goodwill and identified intangible assets, net	168,593	143,934	144,453	144,972	145,491
Tangible stockholders' equity	$697,184	$659,896	$660,309	$650,646	$558,382

Total assets	$7,248,114	$6,780,249	$6,686,284	$6,658,067	$6,497,721
Less: Goodwill and identified intangible assets, net	168,593	143,934	144,453	144,972	145,491
Tangible assets	$7,079,521	$6,636,315	$6,541,831	$6,513,095	$6,352,230

Tangible equity ratio	9.85%	9.94%	10.09%	9.99%	8.79%

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in Thousands)
Tangible stockholders' equity	$697,184	$659,896	$660,309	$650,646	$558,382

Common shares issued	85,177,172	81,695,695	81,695,695	81,695,695	75,744,445
Less:
Treasury shares	4,401,333	4,440,665	4,572,954	4,717,775	4,707,096
Unallocated ESOP	134,238	142,332	150,921	159,510	168,099
Unvested restricted stock	455,283	455,283	471,702	457,966	476,854
Common shares outstanding	80,186,318	76,657,415	76,500,118	76,360,444	70,392,396

Tangible book value per share	$8.69	$8.61	$8.63	$8.52	$7.93

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in Thousands)
Dividends paid	$6,914	$6,899	$6,899	$6,887	$6,350

Net income, as reported	$18,633	$6,827	$15,366	$14,880	$13,445

Dividend payout ratio	37.11%	101.05%	44.90%	46.28%	47.23%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Allowance for loan and lease losses	$58,714	$58,592	$65,413	$64,521	$66,133
Less: Allowance for acquired loan and lease losses	910	1,040	1,003	1,188	1,304
Allowance for originated loan and lease losses	$57,804	$57,552	$64,410	$63,333	$64,829

Total loans and leases	$6,114,461	$5,730,679	$5,639,440	$5,537,406	$5,461,779
Less: Total acquired loans and leases	482,237	240,057	260,196	271,157	295,055
Total originated loan and leases	$5,632,224	$5,490,622	$5,379,244	$5,266,249	$5,166,724

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.03%	1.05%	1.20%	1.20%	1.25%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At March 31, 2018		At December 31, 2017
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,278,028	37.1%	$2,174,969	38.0%
Multi-family mortgage	793,590	13.0%	760,670	13.3%
Construction	168,640	2.8%	140,138	2.4%
Total commercial real estate loans	3,240,258	52.9%	3,075,777	53.7%
Commercial loans and leases:
Commercial	761,922	12.5%	705,004	12.3%
Equipment financing	892,341	14.6%	866,488	15.1%
Condominium association	52,739	0.9%	52,619	0.9%
Total commercial loans and leases	1,707,002	28.0%	1,624,111	28.3%
Consumer loans:
Residential mortgage	773,003	12.6%	660,065	11.5%
Home equity	364,870	6.0%	355,954	6.2%
Other consumer	29,328	0.5%	14,772	0.3%
Total consumer loans	1,167,201	19.1%	1,030,791	18.0%
Total loans and leases	6,114,461	100.0%	5,730,679	100.0%
Allowance for loan and lease losses	(58,714)		(58,592)
Net loans and leases	$6,055,747		$5,672,087

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2018:

	At March 31, 2018	At December 31, 2017	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,240,258	$3,075,777	$164,481	21.4%
Commercial	1,707,002	1,624,111	82,891	20.4%
Consumer	1,167,201	1,030,791	136,410	52.9%
Total loans and leases	$6,114,461	$5,730,679	$383,782	26.8%
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
As of March 31, 2018, there were twelve borrowers with loans and commitments over $35.0 million. The total of those loans and commitments were $540.7 million, or 7.8% of total loans and commitments, as of March 31, 2018.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 52.9% of total loans and leases outstanding as of March 31, 2018.
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
The commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($756.1 million), office buildings ($674.5 million), retail stores ($506.8 million), industrial properties ($366.3 million), mixed-use properties ($207.0 million), lodging services ($114.3 million) and to food services ($54.2 million) as of March 31, 2018. At that date, over 93.9% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.0% of total loans outstanding as of March 31, 2018.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($527.9 million), transportation services ($350.5 million), recreation services ($154.8 million), food services ($122.5 million), manufacturing ($97.4 million), rental and leasing services ($85.9 million) and retail ($75.2 million) as of March 31, 2018.
The Company provides commercial banking services to companies in its market area. Approximately 46.3% of the commercial loans outstanding as of March 31, 2018 were made to borrowers located in New England. The remaining 53.7% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.3% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 19.1% of total loans outstanding as of March 31, 2018. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2018, other consumer loans equaled $29.3 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"),
"substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2018, the Company had $69.8 million of total assets, including acquired assets, that were designated as criticized. This compares to $68.2 million of assets designated as criticized as of December 31, 2017. The increase in criticized assets was primarily due to the downgrade of several commercial loans, offset by the payoffs of several criticized loans during the first three months of 2018.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of March 31, 2018, the Company had nonperforming assets of $30.2 million, representing 0.42% of total assets, compared to nonperforming assets of $31.7 million, or 0.47% of total assets, as of December 31, 2017. The decrease in nonperforming assets was primarily driven by several equipment financing loans and leases which returned to accrual status during the first three months of 2018.
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
As of March 31, 2018, the Company had loans and leases greater than 90 days past due and accruing of $3.9 million, or 0.06% of total loans and leases, compared to $3.0 million, or 0.05% of total loans and leases, as of December 31, 2017, representing an increase of $0.9 million. The increase in past due and accruing loans was primarily due to two commercial real estate loans and leases which became greater than 90 days past due during the first three months of 2018.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$4,080	$3,313
Multi-family mortgage	588	608
Construction	860	860
Total commercial real estate loans	5,528	4,781

Commercial	11,150	11,619
Equipment financing	6,661	8,106
Total commercial loans and leases	17,811	19,725

Residential mortgage	1,962	1,979
Home equity	925	744
Other consumer	53	43
Total consumer loans	2,940	2,766

Total nonaccrual loans and leases	26,279	27,272

Other real estate owned	3,235	3,235
Other repossessed assets	728	1,184
Total nonperforming assets	$30,242	$31,691

Loans and leases past due greater than 90 days and accruing	$3,882	$3,020

Total nonperforming loans and leases as a percentage of total loans and leases	0.43%	0.48%
Total nonperforming assets as a percentage of total assets	0.42%	0.47%
Troubled Debt Restructured Loans and Leases
As of March 31, 2018, restructured loans included $1.5 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $12.9 million of commercial loans, $5.4 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.4 million of home equity loans. As of December 31, 2017, restructured loans included $5.0 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $13.9 million of commercial loans, $4.0 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.4 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,294	$16,241
On nonaccrual	8,610	9,770
Total troubled debt restructurings	$22,904	$26,011

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Balance at beginning of period	$26,011	$25,802
Additions	2,190	765
Net charge-offs	(103)	7
Repayments	(1,949)	(1,156)
Other reductions (1)	(3,245)	—
Balance at end of period	$22,904	$25,418
__________________________________________________________________________________
(1) Includes loans and leases that were removed from TDR status.
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
As of March 31, 2018, the Company had a portfolio of approximately $18.5 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2017, this portfolio was approximately $19.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2018 and 2017.

	At and for the Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(3)	(733)	(56)	(792)
Recoveries	—	201	86	287
Provision (credit) for loan and lease losses	252	451	(76)	627
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714

Total loans and leases	$3,240,258	$1,707,002	$1,167,201	$6,114,461
Total allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.54%	0.44%	0.96%

	At and for the Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(24)	(1,207)	(151)	(1,382)
Recoveries	140	142	105	387
Provision (credit) for loan and lease losses	227	13,442	(207)	13,462
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133

Total loans and leases	$2,951,155	$1,520,389	$990,235	$5,461,779
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	2.19%	0.49%	1.21%
The allowance for loan and lease losses was $58.7 million as of March 31, 2018, or 0.96% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.6 million, or 1.02% of total loans and leases outstanding, as of December 31, 2017. The decrease in the allowance for loan and lease losses as a percentage of total loans and leases is largely a result of the addition of First Commons Bank loans and leases to the total amount of the Company loans and leases, without a simultaneous addition of historical, pre-acquisition allowance for loan and lease losses. Excluding the First Commons Bank acquired loans at fair value, loans increased $121.7 million during the quarter or 8.5% on an annualized basis.
Management believes that the allowance for loan and lease losses as of March 31, 2018 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $27.4 million, or 0.84% of total commercial real estate loans outstanding, as of March 31, 2018. This compared to an allowance for commercial real estate loan losses of $27.1 million, or 0.88% of total commercial real estate loans outstanding, as of December 31, 2017. There were no specific reserves on commercial real estate loans as of March 31, 2018 and December 31, 2017, respectively. The $0.3 million increase in the allowance for commercial real estate loan losses during the first three months of 2018 was primarily driven by originated loan growth of $61.0 million, or 2.1%, from December 31, 2017.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.75% as of March 31, 2018 from 0.91% as of December 31, 2017. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.18% as of March 31, 2018 from 0.16% as of December 31, 2017.
Net charge-offs in the commercial real estate loan portfolio totaled $3.0 thousand for the three months ended March 31, 2018 compared to net recoveries of $116.0 thousand for the three month ended March 31, 2017. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended March 31, 2018 was less than a basis point and annualized net recoveries for the three months ended March 31, 2017 was 0.02%.

Commercial Loans and Leases
The allowance for commercial loan and lease losses was $26.3 million, or 1.54% of total commercial loans and leases outstanding, as of March 31, 2018, compared to $26.3 million, or 1.62% of total commercial loans and leases outstanding, as of December 31, 2017. Specific reserves on commercial loans and leases decreased from $3.1 million as of December 31, 2017 to $2.5 million as of March 31, 2018. The $81.0 thousand decrease in the allowance for commercial loans and lease losses during 2018 was primarily due to a decrease in the specific reserves for a taxi medallion relationship as a result of a change in its underlying collateral value, and charge-offs taken during the quarter, offset by the originated loan growth of 56.7 million, or 3.5%, from December 31, 2017.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.67% as of March 31, 2018, compared to 2.47% as of December 31, 2017. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.99% as of March 31, 2018 from 1.15% as of December 31, 2017.
Net charge-offs in the commercial loan and lease portfolio for the three months ended March 31, 2018 and March 31, 2017 were $0.5 million and $1.1 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended March 31, 2018 and March 31, 2017 were 0.12% and 0.28%, respectively.
As a component of net charge-offs in the commercial loan and lease portfolio for the three months ended March 31, 2018 and March 31, 2017, there were net charge-offs related to taxi medallion loans of $0.2 million and zero, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.1 million, or 0.44% of total consumer loans outstanding, as of March 31, 2018, compared to $5.1 million, or 0.50% of consumer loans outstanding, as of December 31, 2017. Specific reserves on consumer loans were $40.0 thousand and $22.0 thousand as of March 31, 2018 and December 31, 2017, respectively. The allowance for consumer loans remained steady during the first three months of 2018 despite of the originated loan growth of $23.9 million, or 2.6%, from December 31, 2017.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.22% as of March 31, 2018 from 0.21% as of December 31, 2017. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data is further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of March 31, 2018. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $30.0 thousand for the three months ended March 31, 2018 compared to net charge-offs of $46.0 thousand for the three months ended March 31, 2017. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2018			At December 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,450	34.7%	37.1%	$20,089	34.3%	38.0%
Multi-family mortgage	5,571	9.5%	13.0%	5,667	9.7%	13.3%
Construction	1,340	2.3%	2.8%	1,356	2.3%	2.4%
Total commercial real estate loans	27,361	46.5%	52.9%	27,112	46.3%	53.7%
Commercial	15,137	25.8%	12.5%	15,366	26.2%	12.3%
Equipment financing	10,732	18.3%	14.6%	10,586	18.1%	15.1%
Condominium association	383	0.7%	0.9%	381	0.7%	0.9%
Total commercial loans and leases	26,252	44.8%	28.0%	26,333	45.0%	28.3%
Residential mortgage	2,705	4.6%	12.6%	2,743	4.7%	11.5%
Home equity	2,221	3.8%	6.0%	2,219	3.8%	6.2%
Other consumer	175	0.3%	0.5%	185	0.2%	0.3%
Total consumer loans	5,101	8.7%	19.1%	5,147	8.7%	18.0%
Total	$58,714	100.0%	100.0%	$58,592	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $49.3 million, or 27.7% on an annualized basis, to $760.2 million as of March 31, 2018 from $710.9 million as of December 31, 2017. The increase was primarily driven by increases in deposit balances, loans and leases, and investment securities. Cash, cash equivalents, and investment securities were 10.5% of total assets as of March 31, 2018, compared to 10.5% of total assets at December 31, 2017.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,760	$180,968	$151,483	$149,924
GSE CMOs	125,061	119,697	131,082	127,022
GSE MBSs	197,083	192,185	191,281	189,313
SBA commercial loan asset- backed securities	70	69	73	72
Corporate debt obligations	56,784	55,872	62,811	62,683
U.S. Treasury bonds	8,794	8,597	8,785	8,730
Trust preferred securities	—	—	1,471	1,398
Total debt securities	572,552	557,388	546,986	539,142
Marketable equity securities	980	969	978	982
Total investment securities available-for-sale	$573,532	$558,357	$547,964	$540,124
Investment securities held-to-maturity:
GSE debentures	$50,529	$49,175	$41,612	$40,801
GSE MBSs	13,344	13,004	13,923	13,705
Municipal obligations	52,979	52,134	53,695	53,517
Foreign government obligations	500	497	500	500
Total investment securities held-to-maturity	$117,352	$114,810	$109,730	$108,523

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $21.6 million for the three months ended March 31, 2018 compared to $19.6 million for the same period in 2017. For the three months ended March 31, 2018, the Company sold 1.5 million for investment securities, compared to none for the same period in 2017. For the three months ended March 31, 2018, the Company purchased $49.1 million of investment securities available-for-sale, compared to $23.9 million in purchases of investment securities available-for-sale for the same period in 2017.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $1.2 million for the three months ended March 31, 2018 compared to $1.3 million for the same period in 2017. There were no sales of investment securities held-to-maturity for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, the Company purchased $8.9 million of investment securities held-to-maturity, compared to $14.9 million in purchases of investment securities held-to-maturity for the same period in 2017.

As of March 31, 2018, the fair value of all investment securities available-for-sale was $558.4 million and carried a total of $15.2 million of net unrealized losses, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of March 31, 2018, $512.1 million, or 91.7%, of the portfolio, had gross unrealized losses of $15.5 million. This compares to $469.2 million, or 86.9%, of the portfolio with gross unrealized losses of $8.4 million as of December 31, 2017. The Company's unrealized loss position has increased in 2018 driven by higher long-term interest rates.
As of March 31, 2018, the fair value of all investment securities held-to-maturity was $114.8 million and carried a total of $2.5 million of net unrealized losses, compared to a fair value of $108.5 million and net unrealized losses of $1.2 million as of December 31, 2017. As of March 31, 2018, $109.0 million, or 95.0%, of the portfolio, had gross unrealized losses of $2.6 million. This compares to $92.9 million, or 85.6%, of the portfolio with gross unrealized losses of $1.4 million as of December 31, 2017. The Company's unrealized loss position increased in 2018 driven by higher long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2018. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2018, the excess balance of capital stock is $2.4 million, as compared to an excess balance of $0.3 million at December 31, 2017.
As of March 31, 2018, the Company owned stock in the FHLBB with a carrying value of $48.2 million, an increase of $5.8 million from $42.4 million as of December 31, 2017. As of March 31, 2018, the FHLBB had total assets of $61.0 billion and total capital of $3.3 billion, of which $1.3 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2018 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2017.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. As of March 31, 2018 the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $17.8 million, compare to a carrying value of $16.8 million at December 31,2017.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2018			At December 31, 2017
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$987,153	19.0%	—%	$942,583	19.3%	—%
Interest-bearing deposits:
NOW accounts	342,374	6.6%	0.06%	350,568	7.2%	0.07%
Savings accounts	637,920	12.3%	0.25%	646,359	13.3%	0.25%
Money market accounts	1,862,351	35.9%	0.62%	1,724,363	35.4%	0.56%
Certificate of deposit accounts	1,361,722	26.2%	1.38%	1,207,470	24.8%	1.27%
Total interest-bearing deposits	4,204,367	81.0%	0.75%	3,928,760	80.7%	0.68%
Total deposits	$5,191,520	100.0%	0.60%	$4,871,343	100.0%	0.55%
Total deposits increased $320.2 million, to $5.2 billion as of March 31, 2018, compared to $4.9 billion as of December 31, 2017. Deposits as a percentage of total assets decreased to 71.6% as of March 31, 2018, as compared to 71.8% as of December 31, 2017. Excluding the First Commons Bank acquired deposits at fair value, deposits increased $46.5 million during the quarter.
As of March 31, 2018, the Company had $278.8 million of brokered deposits compared to $274.7 million as of December 31, 2017. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $154.3 million during the three months ended March 31, 2018. Certificates of deposit have also increased as a percentage of total deposits to 26.2% as of March 31, 2018 from 24.8% as of December 31, 2017.
During the three months ended March 31, 2018, core deposits increased $165.9 million. The ratio of core deposits to total deposits decreased from 75.2% as of December 31, 2017 to 73.8% as of March 31, 2018, primarily due to the shift in deposit mix and increase in brokered deposits.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$931,685	18.9%	—%	$898,481	19.5%	—%
NOW accounts	335,990	6.8%	0.07%	320,671	7.0%	0.07%
Savings accounts	649,224	13.2%	0.25%	614,085	13.4%	0.20%
Money market accounts	1,772,362	35.8%	0.59%	1,744,534	37.9%	0.47%
Total core deposits	3,689,261	74.7%	0.33%	3,577,771	77.8%	0.27%
Certificate of deposit accounts	1,247,049	25.3%	1.33%	1,021,949	22.2%	1.07%
Total deposits	$4,936,310	100.0%	0.72%	$4,599,720	100.0%	0.44%

As of March 31, 2018 and December 31, 2017, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At March 31, 2018		At December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$176,105	1.16%	$157,263	0.96%
Over six months through 12 months	193,370	1.49%	134,297	1.08%
Over 12 months	299,277	1.79%	244,348	1.73%
Total certificate of deposit of $100,000 or more	$668,752	1.54%	$535,908	1.34%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,075,734	$1,073,580
Maximum amount outstanding at any month-end during the period	1,099,429	1,077,459
Balance outstanding at end of period	1,099,429	1,056,785
Weighted average interest rate for the period	1.88%	1.55%
Weighted average interest rate at end of period	2.05%	1.65%
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
FHLBB borrowings increased by $92.5 million to $982.5 million as of March 31, 2018 from the December 31, 2017 balance of $889.9 million. The increase in FHLBB borrowings was primarily due to an increase in new advances from the FHLBB to fund loan growth. The increase in FHLBB borrowings was partly due to $5.0 million of additional borrowings acquired with First Commons Bank.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2018	$4,784	$4,778
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 18, 2018	4,677	4,668
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,850	73,825
			Total	$83,311	$83,271
The above carrying amounts of the subordinated debentures included $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of March 31, 2018. This compares to $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of December 31, 2017.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $4.0 million to $33.6 million as of March 31, 2018 from $37.6 million as of December 31, 2017.
The Company has access to a $12.0 million committed line of credit as of March 31, 2018. As of March 31, 2018 and December 31, 2017, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $198.0 million. As of March 31, 2018 , the Company did not have any borrowings on these uncommitted lines of credit as compared to December 31, 2017, when the Company had $10.0 million in borrowings on the uncommitted lines.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2018 or December 31, 2017.

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2018 and December 31, 2017:

	At March 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$537,694	$494,659
Pay fixed, receive variable	537,694	494,659
Risk participation-out agreements	37,162	36,627
Risk participation-in agreements	3,825	3,825
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,330	$1,495
Sells foreign currency, buys U.S. currency	1,335	1,502
Fixed weighted average interest rate from the Company to counterparty	4.21%	4.17%
Floating weighted average interest rate from counterparty to the Company	3.83%	3.19%
Weighted average remaining term to maturity (in months)	87	81
Fair value:
Recognized as an asset:
Loan level derivatives	$13,594	$8,865
Risk participation-out agreements	43	65
Foreign exchange contracts	65	72
Recognized as a liability:
Loan level derivatives	$13,594	$8,865
Risk participation-in agreements	7	10
Foreign exchange contracts	60	65
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $865.8 million as of March 31, 2018, representing a $61.9 million increase compared to $803.8 million at December 31, 2017. The increase primarily reflects net income attributable to the Company of $18.6 million for the three months ended March 31, 2018, an increase of $55.2 million related to acquisition of First Commons Bank, which was partially offset by an unrealized loss on securities available-for-sale of $5.7 million, and dividends paid by the Company of $6.9 million in that same period.
Stockholders' equity represented 11.94% of total assets as of March 31, 2018 and 11.86% of total assets as of December 31, 2017. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.85% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2018 and 9.94% as of December 31, 2017.
The dividend payout ratio was 37.11% for the three months ended March 31, 2018, compared to 47.23% for the same period of 2017.
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
Net Interest Income
Net interest income increased $6.4 million to $59.5 million for the three months ended March 31, 2018 from $53.1 million for the three months ended March 31, 2017. This overall increase reflects an $8.7 million increase in interest income on loans and leases and a $0.3 million increase in interest income on investment securities, offset by a $2.9 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2018 and March 31, 2017 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2018 and March 31, 2017 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 13 basis points to 3.66% for the three months ended March 31, 2018 from 3.53% for the three months ended March 31, 2017. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.60% for the three months ended March 31, 2018 from 4.33% for the three months ended March 31, 2017. Interest amortization and accretion on acquired loans was minimal and did not contribute any basis point to loan yields during the three months ended March 31, 2018 compared to $0.2 million, or 1 basis points, for the three months ended March 31, 2017. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment offset by a comparable increase in funding costs.
The yield on interest-earning assets increased to 4.35% for the three months ended March 31, 2018 from 4.08% for the three months ended March 31, 2017. This increase is the result of higher yields on loans and leases, partially offset by a decrease in prepayment penalties and late charges. During the three months ended March 31, 2018, the Company recorded $0.6 million in prepayment penalties and late charges, which contributed 4 basis points to yields on interest-earning assets in the three months ended March 31, 2018, compared to $0.8 million, or 5 basis points, for the three months ended March 31, 2017.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 15 basis points to 0.81% for the three months ended March 31, 2018 from 0.66% for the three months ended March 31, 2017. Refer to "Financial Condition - Borrowed Funds" above for more details.
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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2018 and March 31, 2017. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$647,501	$3,377	2.09%	$613,520	$3,110	2.03%
Marketable and restricted equity securities	64,127	923	5.76%	69,508	718	4.13%
Short-term investments	30,664	120	1.57%	32,127	67	0.84%
Total investments	742,292	4,420	2.38%	715,155	3,895	2.18%
Commercial real estate loans (2)	3,116,690	33,429	4.29%	2,930,345	29,467	4.02%
Commercial loans (2)	785,936	8,424	4.29%	699,687	7,113	4.07%
Equipment financing (2)	875,304	14,864	6.79%	806,139	13,114	6.51%
Residential mortgage loans (2)	704,666	6,733	3.82%	634,885	5,609	3.53%
Other consumer loans (2)	382,194	3,941	4.18%	360,791	3,495	3.93%
Total loans and leases	5,864,790	67,391	4.60%	5,431,847	58,798	4.33%
Total interest-earning assets	6,607,082	71,811	4.35%	6,147,002	62,693	4.08%
Allowance for loan and lease losses	(58,986)			(54,314)
Non-interest-earning assets	379,213			368,495
Total assets	$6,927,309			$6,461,183
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$335,990	58	0.07%	$320,671	55	0.07%
Savings accounts	649,224	401	0.25%	614,085	310	0.20%
Money market accounts	1,772,362	2,558	0.59%	1,744,534	2,009	0.47%
Certificate of deposit	1,247,049	4,082	1.33%	1,021,949	2,706	1.07%
Total interest-bearing deposits (3)	4,004,625	7,099	0.72%	3,701,239	5,080	0.56%
Advances from the FHLBB	956,298	3,748	1.57%	929,822	2,857	1.23%
Subordinated debentures and notes	83,289	1,282	6.16%	83,124	1,260	6.07%
Other borrowed funds	36,147	19	0.21%	60,634	56	0.38%
Total borrowed funds	1,075,734	5,049	1.88%	1,073,580	4,173	1.55%
Total interest-bearing liabilities	5,080,359	12,148	0.97%	4,774,819	9,253	0.79%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	931,685			898,481
Other non-interest-bearing liabilities	77,169			71,812
Total liabilities	6,089,213			5,745,112
Brookline Bancorp, Inc. stockholders' equity	829,598			709,095
Noncontrolling interest in subsidiary	8,498			6,976
Total liabilities and stockholders' equity	$6,927,309			$6,461,183
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		59,663	3.38%		53,440	3.29%
Less adjustment of tax-exempt income		172			342
Net interest income		$59,491			$53,098
Net interest margin (5)			3.66%			3.53%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.58% and 0.45% in the three months ended March 31, 2018 and March 31, 2017, respectively.
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

	Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$174	$93	$267
Marketable and restricted equity securities	(58)	263	205
Short-term investments	(3)	56	53
Total investments	113	412	525
Loans and leases:
Commercial real estate loans	1,927	2,035	3,962
Commercial loans and leases	911	400	1,311
Equipment financing	1,166	584	1,750
Residential mortgage loans	643	481	1,124
Other consumer loans	215	231	446
Total loans	4,862	3,731	8,593
Total change in interest and dividend income	4,975	4,143	9,118
Interest expense:
Deposits:
NOW accounts	3	—	3
Savings accounts	17	74	91
Money market accounts	32	517	549
Certificate of deposit	654	722	1,376
Total deposits	706	1,313	2,019
Borrowed funds:
Advances from the FHLBB	83	808	891
Subordinated debentures and notes	3	19	22
Other borrowed funds	(18)	(19)	(37)
Total borrowed funds	68	808	876
Total change in interest expense	774	2,121	2,895
Change in tax-exempt income	(170)	—	(170)
Change in net interest income	$4,371	$2,022	$6,393

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$33,430	$29,466	$3,964	13.5%
Commercial loans	8,305	6,874	1,431	20.8%
Equipment financing	14,864	13,114	1,750	13.3%
Residential mortgage loans	6,733	5,609	1,124	20.0%
Other consumer loans	3,940	3,495	445	12.7%
Total interest income—loans and leases	$67,272	$58,558	$8,714	14.9%
Interest income from loans and leases was $67.3 million for the three months ended March 31, 2018, and represented a yield on total loans of 4.60%. This compares to $58.6 million of interest on loans and a yield of 4.33% for March 31, 2017. The $8.7 million increase in interest income from loans and leases was attributable to an increase of $4.9 million due to an increase in origination volume and an increase of $3.7 million due to the changes in interest rates.
Accretion on acquired loans and leases was minimal and did not contribute any basis points to the Company's net interest margin for the three months ended March 31, 2018, compared to $0.2 million and 1 basis point for the three months ended March 31, 2017.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,323	$3,000	$323	10.8%
Marketable and restricted equity securities	924	726	198	27.3%
Short-term investments	120	67	53	79.1%
Total interest income—investments	$4,367	$3,793	$574	15.1%
Total investment income was $4.4 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. As of March 31, 2018 and 2017, the yield on total investments was 2.4% and 2.2%, respectively. The year over year increase in interest income on investments of $0.6 million, or 15.1%, was driven by a $412.0 thousand increase due to rates and a $113.0 thousand increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$58	$55	$3	5.5%
Savings accounts	401	310	91	29.4%
Money market accounts	2,558	2,009	549	27.3%
Certificates of deposit	4,082	2,706	1,376	50.8%
Total interest expense - deposits	7,099	5,080	2,019	39.7%
Borrowed funds:
Advances from the FHLBB	3,748	2,857	891	31.2%
Subordinated debentures and notes	1,282	1,260	22	1.7%
Other borrowed funds	19	56	(37)	-66.1%
Total interest expense - borrowed funds	5,049	4,173	876	21.0%
Total interest expense	$12,148	$9,253	$2,895	31.3%
Deposits
For the three months ended March 31, 2018, interest expense on deposits increased $2.0 million, or 39.7%, as compared to the same period in 2017. Interest expense increased $1.3 million due to an increase in interest rates and $0.7 million due to the growth in deposits. Purchase accounting accretion on acquired deposits for the three months ended March 31, 2018 was $82.0 thousand and one basis point, compared to no accretion for the three months ended March 31, 2017.
Borrowed Funds
During the three months ended March 31, 2018, interest paid on borrowed funds increased $0.9 million, or 21.0% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds increased to 1.88% for the three months ended March 31, 2018 from 1.55% for the three months ended March 31, 2017. The increase in interest expense was driven by an increase of $808.0 thousand due to borrowing rates and an increase of $68.0 thousand due to volume. For the three months ended March 31, 2018, there was purchase accounting amortization of $15.0 thousand and no basis points on acquired borrowed funds compared to $0.5 million and three basis points for the three months ended March 31, 2017.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$252	$227	$25	-11.0%
Commercial	451	13,442	(12,991)	-96.6%
Consumer	(76)	(207)	131	63.3%
Total provision for loan and lease losses	627	13,462	(12,835)	-95.3%
Unfunded credit commitments	14	(60)	74	123.3%
Total provision for credit losses	$641	$13,402	$(12,761)	-95.2%
For the three months ended March 31, 2018, the provision for credit losses decreased $12.8 million, or 95.2%, to $0.6 million from $13.4 million for the three months ended March 31, 2017. The decrease in the provision for credit losses for the three months ended March 31, 2018 was primarily driven by lower net charge-offs activity, no additional specific reserves requirement for taxi medallion loans, and less reserves required due to changes in historical loss factors applied to the commercial real estate portfolio during the first quarter of 2018.

See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Deposit fees	$2,463	$2,252	$211	9.4%
Loan fees	290	261	29	11.1%
Loan level derivative income, net	866	402	464	115.4%
Gain on sales of investment securities, net	1,162	11,393	(10,231)	-89.8%
Gain on sales of loans and leases held-for-sale	299	353	(54)	-15.3%
Other	1,088	1,247	(159)	-12.8%
Total non-interest income	$6,168	$15,908	$(9,740)	-61.2%
For the three months ended March 31, 2018, non-interest income decreased $9.7 million, or 61.2%, to $6.2 million as compared to the same period of 2017. This decrease is primarily due to a $0.2 million increase in deposit fees and a $0.5 million increase in loan level derivative income, offset by a $10.2 million decrease in gain on sales of investment securities.
Deposit fees increased $0.2 million, or 9.4%, to $2.5 million for the three months ended March 31, 2018 from $2.3 million for the same period of 2017, primarily due to growth in deposits, and an increase in foreign exchange activity since the first quarter of 2017.
Loan level derivative income increased $0.5 million, or 115.4%, to $0.9 million for the three months ended March 31, 2018 from $0.4 million for the same period of 2017, primarily driven by an increase in loan level derivative transactions completed in the quarter.
Gain on sales of investment securities, net decreased $10.2 million, or 89.8%, to $1.2 million for the three months ended March 31, 2018 from $11.4 million for the same period of 2017, driven by the gain on the sale of Northeast Retirement Stock, Inc. in the first quarter 2017.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Compensation and employee benefits	$22,314	$19,784	$2,530	12.8%
Occupancy	3,959	3,645	314	8.6%
Equipment and data processing	4,618	4,063	555	13.7%
Professional services	1,144	1,106	38	3.4%
FDIC insurance	635	855	(220)	-25.7%
Advertising and marketing	1,057	817	240	29.4%
Amortization of identified intangible assets	467	532	(65)	-12.2%
Merger and acquisition expense	2,905	—	2,905	100.0%
Other	2,839	2,954	(115)	-3.9%
Total non-interest expense	$39,938	$33,756	$6,182	18.3%

For the three months ended March 31, 2018, non-interest expense increased $6.2 million, or 18.3%, to $39.9 million as compared to the same period in 2017. This increase is primarily due to the closing of the First Commons Bank acquisition. The increase is due to a $2.5 million increase in compensation and employee benefits expense, a $0.6 million increase in equipment and data processing expense, and a $2.9 million increase in merger and acquisition expense.
The efficiency ratio increased to 60.83% for the three months ended March 31, 2018 from 48.92% for the same period in 2017, primarily driven by First Commons Bank acquisition expense.
Compensation and employee benefits expense increased $2.5 million, or 12.8%, to $22.3 million for the three months ended March 31, 2018, from $19.8 million for the same period in 2017, primarily driven by an increase in employee headcount and incentive plan expenses.
Equipment and data processing expense increased $0.6 million, or 13.7%, to $4.6 million for the three months ended March 31, 2018 from $4.1 million for the same period in 2017, primarily driven by an increase related to core processing, addition of First Commons Bank, along with an increase in cost of additional software licenses and IT professional services for implementation for network security.
Merger and acquisition expense was $2.9 million for the three months ended March 31, 2018, compared to zero for the same period in 2017, due to the closing of the First Commons Bank acquisition.
Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Income before provision for income taxes	$25,080	$21,848	$3,232	14.8%
Provision for income taxes	5,652	7,835	(2,183)	(27.9)%
Net income, before non-controlling interest in subsidiary	$19,428	$14,013	$5,415	38.6%
Effective tax rate	22.5%	35.9%	N/A	-37.3%
The Company recorded income tax expense of $5.7 million for the three months ended March 31, 2018, compared to $7.8 million for the three months ended March 31, 2017, representing effective tax rates of 22.5% and 35.9%, respectively. The decrease in the Company's effective tax rate for the three months ended March 31, 2018 was due to the enactment of the Tax Reform Act.
In the third quarter of 2017, the Company was notified by the Internal Revenue Service of its intent to examine the Company's 2015 consolidated federal income tax return. Management believes that this examination will conclude during the next 12 months.
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
Deposits, which are considered the most stable source of liquidity, totaled $5.2 billion as of March 31, 2018 and represented 82.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.9 billion, or 82.7% of total funding, as of December 31, 2017. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.8 billion as of March 31, 2018 and represented 73.8% of total deposits, compared to core deposits of $3.7 billion, or 75.2% of total deposits, as of December 31, 2017. Additionally, the Company had $278.8 million of brokered deposits as of March 31, 2018, which represented 5.4% of total deposits, compared to $274.7 million or 5.6% of total deposits, as of December 31, 2017. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of March 31, 2018, representing 17.5% of total funding, compared to $1.0 billion, or 17.3% of total funding, as of December 31, 2017.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2018 and December 31, 2017, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion based on the level of qualifying collateral available for these borrowings.
As of March 31, 2018, the Banks also have access to funding through certain uncommitted lines of credit of $198.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2018. As of March 31, 2018, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $77.8 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2018. As of March 31, 2018, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of March 31, 2018, cash, cash equivalents and investment securities available-for-sale totaled $642.8 million, or 8.9% of total assets. This compares to $601.1 million, or 8.9% of total assets as of December 31, 2017.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2018	At December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$34,112	$76,653
Commercial	106,956	83,032
Residential mortgage	24,162	28,745
Unadvanced portion of loans and leases	608,440	571,668
Unused lines of credit:
Home equity	435,594	407,552
Other consumer	29,730	34,191
Other commercial	336	323
Unused letters of credit:
Financial standby letters of credit	9,972	12,422
Performance standby letters of credit	736	736
Commercial and similar letters of credit	184	184
Loan level derivatives:
Receive fixed, pay variable	537,694	494,659
Pay fixed, receive variable	537,694	494,659
Risk participation-out agreements	37,162	36,627
Risk participation-in agreements	3,825	3,825
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,330	1,495
Sells foreign currency, buys U.S. currency	1,335	1,502
As of March 31, 2018, the Company held no risk participation-in agreements.

Capital Resources
As of March 31, 2018, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2018, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations. The following table presents actual and required capital ratios as of March 31, 2018 for the Company and the Banks.
The Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2018:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$710,569	12.03%	$265,799	4.50%	$413,465	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	728,999	10.50%	277,714	4.00%	277,714	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	728,999	12.34%	354,457	6.00%	502,147	8.50%	N/A	N/A
Total risk-based capital ratio (4)	863,235	14.62%	472,358	8.00%	619,970	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$457,306	11.77%	$174,841	4.50%	$271,975	7.00%	$252,548	6.50%
Tier 1 leverage capital ratio (2)	466,275	10.93%	170,640	4.00%	170,640	4.00%	213,301	5.00%
Tier 1 risk-based capital ratio (3)	466,275	12.00%	233,138	6.00%	330,278	8.50%	310,850	8.00%
Total risk-based capital ratio (4)	507,381	13.06%	310,800	8.00%	407,925	10.50%	388,500	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$198,275	11.39%	$78,335	4.50%	$121,855	7.00%	$113,151	6.50%
Tier 1 leverage capital ratio (2)	198,275	9.32%	85,097	4.00%	85,097	4.00%	106,371	5.00%
Tier 1 risk-based capital ratio (3)	198,275	11.39%	104,447	6.00%	147,966	8.50%	139,263	8.00%
Total risk-based capital ratio (4)	214,647	12.33%	139,268	8.00%	182,789	10.50%	174,085	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$38,111	13.59%	$12,620	4.50%	$19,630	7.00%	$18,228	6.50%
Tier 1 leverage capital ratio (2)	38,111	9.55%	15,963	4.00%	15,963	4.00%	19,953	5.00%
Tier 1 risk-based capital ratio (3)	38,111	13.59%	16,826	6.00%	23,837	8.50%	22,435	8.00%
Total risk-based capital ratio (4)	41,019	14.63%	22,430	8.00%	29,439	10.50%	28,038	10.00%
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

The following table presents actual and required capital ratios as of December 31, 2017 for the Company and the Banks under the regulatory capital rules then in effect.

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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of March 31, 2018 or December 31, 2017. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2018.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2018, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2018		December 31, 2017
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$11,460	4.6%	$11,494	4.9%
Up 200 basis points	8,142	3.3%	8,179	3.5%
Up 100 basis points	4,389	1.8%	4,434	1.9%
Down 100 basis points	(10,440)	-4.2%	(10,512)	-4.5%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 4.6% as of March 31, 2018, compared to a positive 4.9% as of December 31, 2017, the slight decrease in asset sensitivity was due to a change in the funding mix, as core deposits were replaces with whole sale borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2018, the Company’s one-year cumulative gap was a negative $172.8 million, or 2.4% of total interest-earning assets, compared with a positive $21.0 million, or 0.33% of total interest-earning assets, at December 31, 2017.

The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2017 Annual Report on Form 10-K.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of March 31, 2018, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2018	At December 31, 2017
Up 300 basis points	-2.7%	-0.7%
Up 200 basis points	-1.6%	—%
Up 100 basis points	—%	1.0%
Down 100 basis points	-5.6%	-7.1%

The Company's EVE sensitivity for Up shock scenarios increased marginally from December 31, 2017 to March 31, 2018 due to a shortening of deposits, the increase in short wholesale funding, and extension of investment portfolio due to reinvestment of maturing cashflow.

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

As a result of the First Commons Bank transaction which closed on March 1, 2018, additional controls were added to the Company’s internal controls over financial reporting. There have been no other control changes in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company’s internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2017 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2017.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (2) Unaudited Consolidated Statements of Income for the three months March 31, 2018 and March 31, 2017; (3) Unaudited Consolidated Statements of Comprehensive Income for the three months March 31, 2018 and March 31, 2017; (4) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and March 31, 2017; (5) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017; and (6) Notes to Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2018 and March 31, 2017.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 8, 2018	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)