Form 10-Q
period 2018-06-30
BROOKLINE BANCORP INC
filed 2018-08-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 7, 2018, the number of shares of common stock, par value $0.01 per share, outstanding was 80,416,221.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2018	At December 31, 2017
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$32,724	$25,622
Short-term investments	22,754	35,383
Total cash and cash equivalents	55,478	61,005
Investment securities available-for-sale	558,602	540,124
Investment securities held-to-maturity (fair value of $113,903 and $108,523, respectively)	116,670	109,730
Total investment securities	675,272	649,854
Loans held-for-sale	1,034	2,628
Loans and leases:
Commercial real estate loans	3,264,166	3,075,777
Commercial loans and leases	1,736,144	1,624,111
Consumer loans	1,170,964	1,030,791
Total loans and leases	6,171,274	5,730,679
Allowance for loan and lease losses	(57,981)	(58,592)
Net loans and leases	6,113,293	5,672,087
Restricted equity securities	68,343	59,369
Premises and equipment, net of accumulated depreciation of $66,991 and $63,423, respectively	79,194	80,283
Deferred tax asset	20,826	15,061
Goodwill	160,427	137,890
Identified intangible assets, net of accumulated amortization of $34,744 and $33,738, respectively	7,160	6,044
Other real estate owned ("OREO") and repossessed assets, net	4,352	4,419
Other assets	100,331	91,609
Total assets	$7,285,710	$6,780,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,002,954	$942,583
Interest-bearing deposits:
NOW accounts	346,936	350,568
Savings accounts	603,079	646,359
Money market accounts	1,704,652	1,724,363
Certificate of deposit accounts	1,540,659	1,207,470
Total interest-bearing deposits	4,195,326	3,928,760
Total deposits	5,198,280	4,871,343
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	991,091	889,909
Subordinated debentures and notes	83,352	83,271
Other borrowed funds	36,480	47,639
Total borrowed funds	1,110,923	1,020,819
Mortgagors' escrow accounts	8,122	7,686
Accrued expenses and other liabilities	82,017	67,818
Total liabilities	6,399,342	5,967,666

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 81,695,695 shares issued, respectively	852	817
Additional paid-in capital	756,254	699,976
Retained earnings, partially restricted	185,734	161,217
Accumulated other comprehensive loss	(13,415)	(5,950)
Treasury stock, at cost; 4,409,501 shares and 4,440,665 shares, respectively	(51,454)	(51,454)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 126,144 shares and 142,332 shares, respectively	(688)	(776)
Total Brookline Bancorp, Inc. stockholders' equity	877,283	803,830
Noncontrolling interest in subsidiary	9,085	8,753
Total stockholders' equity	886,368	812,583
Total liabilities and stockholders' equity	$7,285,710	$6,780,249

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$73,329	$61,138	$140,601	$119,696
Debt securities	3,563	3,156	6,886	6,156
Marketable and restricted equity securities	1,003	797	1,927	1,523
Short-term investments	179	95	299	162
Total interest and dividend income	78,074	65,186	149,713	127,537
Interest expense:
Deposits	9,219	5,543	16,318	10,623
Borrowed funds	6,138	4,060	11,187	8,233
Total interest expense	15,357	9,603	27,505	18,856
Net interest income	62,717	55,583	122,208	108,681
Provision for credit losses	1,470	873	2,111	14,275
Net interest income after provision for credit losses	61,247	54,710	120,097	94,406
Non-interest income:
Deposit fees	2,620	2,552	5,083	4,961
Loan fees	330	229	620	490
Loan level derivative income, net	571	186	1,437	588
Gain on sales of investment securities, net	—	—	1,162	11,393
Gain on sales of loans and leases held-for-sale	722	307	1,021	660
Other	1,283	1,203	2,371	2,293
Total non-interest income	5,526	4,477	11,694	20,385
Non-interest expense:
Compensation and employee benefits	22,565	20,910	44,879	40,694
Occupancy	3,879	3,657	7,838	7,302
Equipment and data processing	4,368	4,164	8,986	8,227
Professional services	1,055	1,036	2,199	2,142
FDIC insurance	514	951	1,149	1,806
Advertising and marketing	1,118	857	2,175	1,674
Amortization of identified intangible assets	539	519	1,006	1,051
Merger and acquisition expense	334	—	3,239	—
Other	3,330	2,701	6,169	5,655
Total non-interest expense	37,702	34,795	77,640	68,551
Income before provision for income taxes	29,071	24,392	54,151	46,240
Provision for income taxes	7,342	8,759	12,994	16,594
Net income before noncontrolling interest in subsidiary	21,729	15,633	41,157	29,646
Less net income attributable to noncontrolling interest in subsidiary	898	753	1,693	1,321
Net income attributable to Brookline Bancorp, Inc.	$20,831	$14,880	$39,464	$28,325
Earnings per common share:
Basic	$0.26	$0.20	$0.50	$0.39
Diluted	0.26	0.20	0.50	0.39
Weighted average common shares outstanding during the year:
Basic	80,184,977	74,325,013	79,038,041	72,366,769
Diluted	80,505,614	74,810,088	79,342,463	72,837,971
Dividends declared per common share	$0.10	$0.09	$0.19	$0.18

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$21,729	$15,633	$41,157	$29,646

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(2,244)	1,693	(9,645)	2,563
Income tax expense (benefit)	495	(607)	2,127	(920)
Net unrealized securities holding (losses) gains before reclassification adjustments, net of taxes	(1,749)	1,086	(7,518)	1,643
Less reclassification adjustments for securities gains included in net income:
Loss on sales of securities, net	—	—	(68)	—
Income tax benefit	—	—	15	—
Net reclassification adjustments for securities gains included in net income	—	—	(53)	—
Net unrealized securities holding (losses) gains	(1,749)	1,086	(7,465)	1,643

Comprehensive income	19,980	16,719	33,692	31,289
Net income attributable to noncontrolling interest in subsidiary	898	753	1,693	1,321
Comprehensive income attributable to Brookline Bancorp, Inc.	$19,082	$15,966	$31,999	$29,968

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	39,464	—	—	—	39,464	—	39,464
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,693	1,693
Common stock issued for acquisition	35	55,146	—	—	—	—	55,181	—	55,181
Issuance of noncontrolling units	—	—	—	—	—	—	—	129	129
Other comprehensive income	—	—		(7,465)	—	—	(7,465)	—	(7,465)
Common stock dividends of $0.19 per share	—	—	(14,947)	—	—	—	(14,947)	—	(14,947)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,490)	(1,490)
Restricted stock awards, net of awards surrendered	—	946	—	—	—	—	946	—	946
Common stock held by ESOP committed to be released (16,188 shares)	—	186	—	—	—	88	274	—	274
Balance at June 30, 2018	$852	$756,254	$185,734	$(13,415)	$(51,454)	$(688)	$877,283	$9,085	$886,368

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Net income attributable to Brookline Bancorp, Inc.	—	—	28,325	—	—	—	28,325	—	28,325
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,321	1,321
Issuance of common stock	60	81,949	—	—	—	—	82,009	—	82,009
Issuance of noncontrolling interest	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—		1,643	—	—	1,643	—	1,643
Common stock dividends of $0.18 per share	—	—	(13,237)	—	—	—	(13,237)	—	(13,237)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,203)	(1,203)
Compensation under recognition and retention plans	—	1,091	—	—	—	—	1,091	—	1,091
Common stock held by ESOP committed to be released (17,178 shares)	—	149	—	—	—	94	243	—	243
Balance at June 30, 2017	$817	$699,923	$151,759	$(2,175)	$(53,837)	$(869)	$795,618	$7,441	$803,059

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$39,464	$28,325
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,693	1,321
Provision for credit losses	2,111	14,275
Origination of loans and leases held-for-sale	(12,648)	(12,860)
Proceeds from sales of loans and leases held-for-sale, net	15,185	18,427
Deferred income tax benefit	(3,653)	(2,655)
Depreciation of premises and equipment	3,628	3,615
Amortization of investment securities premiums and discounts, net	875	746
Amortization of deferred loan and lease origination costs, net	3,417	3,265
Amortization of identified intangible assets	1,006	1,051
Amortization of debt issuance costs	50	50
Amortization (accretion) of acquisition fair value adjustments, net	212	(1,353)
Gain on sales of investment securities, net	(1,162)	(11,393)
Gain on sales of loans and leases held-for-sale	(1,021)	(660)
Loss on sales of OREO and other repossessed assets, net	—	25
Write-down of OREO and other repossessed assets	252	193
Compensation under recognition and retention plans	1,032	1,147
ESOP shares committed to be released	274	243
Net change in:
Cash surrender value of bank-owned life insurance	(512)	(517)
Other assets	(8,210)	(7,541)
Accrued expenses and other liabilities	14,226	(1,420)
Net cash provided from operating activities	56,219	34,284

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	1,470	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	43,569	36,881
Purchases of investment securities available-for-sale	(73,852)	(52,448)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	1,790	2,083
Purchases of investment securities held-to-maturity	(8,915)	(23,884)
Proceeds from redemption/sales of restricted equity securities	2,820	13,258
Purchase of restricted equity securities	(10,564)	(4,342)
Proceeds from sales of loans and leases held-for-investment, net	3,178	4,643
Net increase in loans and leases	(451,145)	(146,895)
Acquisitions, net of cash and cash equivalents acquired	(24,659)	—
Purchase of premises and equipment, net	(2,621)	(8,617)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Proceeds from sales of OREO and other repossessed assets	1,241	1,374
Net cash used for investing activities	(517,688)	(177,947)

Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(6,252)	19,814
Increase in certificates of deposit	332,862	78,529
Proceeds from FHLBB advances	4,598,000	2,419,299
Repayment of FHLBB advances	(4,496,818)	(2,399,017)
(Decrease) increase in other borrowed funds, net	(11,159)	3,220
Increase in mortgagors' escrow accounts, net	436	69
Proceeds from issuance of common stock	—	82,009
Common stock issued for acquisition	55,181	—
Payment of dividends on common stock	(14,947)	(13,237)
Proceeds from issuance of noncontrolling units	129	118
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,490)	(1,203)
Net cash provided from financing activities	455,942	189,601
Net (decrease) increase in cash and cash equivalents	(5,527)	45,938
Cash and cash equivalents at beginning of period	61,005	67,657
Cash and cash equivalents at end of period	$55,478	$113,595

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$26,746	$20,049
Income taxes	10,719	21,878
Non-cash investing activities:
Transfer from loans and leases held-for-sale to loans and leases	$—	$7,500
Transfer from loans to other real estate owned	1,426	5,066
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$292,025	$—
Fair value of liabilities assumed	278,988	—

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2018 and 2017
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
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. ("LSC") and its 84.1%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates six full-service banking offices on the north shore of eastern Massachusetts.
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

In preparing these consolidated financial statements, Management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans and leases, the review of goodwill and intangibles for impairment and the review of deferred tax assets for valuation allowances.

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

Recent Accounting Pronouncements
In July 2018, FASB issued Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”) which allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Company intends to use the optional transition method for the adoption of Topic 842. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2018. Management has assembled a project team to assess steps required for adoption. These steps will include a review of third party lease software service providers. This ASU 2018-11 will be implemented during Q1 of 2019 along with ASU 2016-02 Leases (Topic 842).
In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU was issued to clarify the Codification or to correct unintended application of guidance within ASU 2016-02 Leases (Topic 842). This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2018. Management has assembled a project team to assess steps required for adoption. The steps include a review of third party lease software service providers.
In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to add improvements to update ASU 2016-01 to increase stakeholders’ awareness of the amendments and to expedite the improvements. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. Management has determined that ASU 2018-03 does apply and has determined the impact to be immaterial as of June 30, 2018.
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
At and for the Six Months Ended June 30, 2018 and 2017

Act of 2017 is recognized. Management early adopted this ASU as of December 31, 2017, which resulted in the reclassification from accumulated other comprehensive loss to retained earnings totaling $1.1 million, reflected in the Consolidated Statements of Changes in Stockholders' Equity.
In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403. This ASU was issued to amend certain SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No.116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contract with Customers. The ASU was effective for annual periods beginning after December 15, 2017. Management has adopted this ASU as of January 1, 2018 and has determined the impact to be immaterial.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management adopted this ASU as of January 1, 2018 and has determined the impact to be immaterial.
In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for annual reporting periods beginning after December 15, 2017. Management adopted this ASU as of January 1, 2018 and has determined the impact to be immaterial.
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
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of June 30, 2018. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee along with a project team has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.
In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management believes that this ASU applies and has not determined the impact, if any, as of June 30, 2018. Management has assembled a project team to assess steps required for adoption. Management has compiled a complete listing of leases to be reviewed and assessed. As disclosed in Note 12, the Company was committed to $29.0 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Company expects to report increased assets and liabilities as a result of recognizing right of-use assets and lease liabilities in the Consolidated Balance Sheets. The Company does not expect a material change to the timing of expense recognition in the Consolidated Statements of Income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Management adopted ASU 2016-01 as of January 1, 2018 and management has determined the impact to be immaterial.
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
(2) Acquisitions
First Commons Bank, N.A.
On March 1, 2018, the Company completed the acquisition (the “Transaction”) of First Commons Bank. First Commons Bank was merged with and into the Company’s subsidiary bank, Brookline Bank. First Commons Bank had two branch locations in Newton Centre and Wellesley, Massachusetts. These branch locations were closed on June 1, 2018 and consolidated into Brookline Bank’s existing branch locations in Newton Centre and Wellesley, Massachusetts.
The Transaction qualified as a tax-free reorganization for federal income tax purposes. The total Transaction consideration was $56.0 million. First Commons Bank stockholders received, for each share of First Commons Bank common stock, the right to receive 1.089 shares of the Company’s common stock with cash in lieu of fractional shares, options, and warrants, resulting in a total cash consideration payment of $851.0 thousand and an increase to the Company’s outstanding shares of 3,481,477 shares.
The Company accounted for the Transaction using the estimated fair value of assets and liabilities assumed as of the acquisition date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements. Accordingly, the Company recorded merger and acquisition expenses of $0.3 million and $3.2 million during the three and six months ended June 30, 2018, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. There were no credit related issues with the acquired portfolio. For the loan purchase accounting, management used the following assumptions: no specific credit mark valuations as determined by the Company's Credit Risk Management, segregation of portfolio into certain loan categories, loan level valuations versus a pooled approach, prepayment rate assumptions and market discount rates.
The Company recorded a $1.6 million discount from the results of the loan accounting valuation. There was $151.0 thousand and $178.0 thousand of accretion recorded during the three and six months ended June 30, 2018.
Deposits - Core Deposit Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the CDI was derived from using the following assumptions: account retention rates, alternative cost of funds, effective cost of funds, cost savings, present value of annual net cost savings and market discount rate.
The Company recorded a $2.1 million CDI from the results of the deposit valuation. There was $123.0 thousand and $164.0 thousand of amortization recorded during the three and six months ended June 30, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Certificates of Deposits
The certificates of deposits were recorded at fair value. The determination of the fair value was calculated using a discounted cash flow analysis, which involved present valuing the contractual payments over the remaining life of the certificate of deposit at market based-rates.
The Company recorded a $1.2 million premium from the results of the certificate of deposit valuation. There was $245.0 thousand and $327.0 thousand of accretion recorded during the three and six months ended June 30, 2018.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

(3) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,716	$—	$4,762	$179,954
GSE CMOs	118,782	14	5,918	112,878
GSE MBSs	187,181	175	5,718	181,638
SBA commercial loan asset-backed securities	57	—	—	57
Corporate debt obligations	50,752	1	1,058	49,695
U.S. Treasury bonds	33,550	117	251	33,416
Marketable equity securities	983	2	21	964
Total investment securities available-for-sale	$576,021	$309	$17,728	$558,602
Investment securities held-to-maturity:
GSE debentures	$50,535	$—	$1,614	$48,921
GSEs MBSs	12,785	—	376	12,409
Municipal obligations	52,850	12	787	52,075
Foreign government obligations	500	—	2	498
Total investment securities held-to-maturity	$116,670	$12	$2,779	$113,903

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$151,483	$70	$1,629	$149,924
GSE CMOs	131,082	27	4,087	127,022
GSE MBSs	191,281	354	2,322	189,313
SBA commercial loan asset-backed securities	73	—	1	72
Corporate debt obligations	62,811	110	238	62,683
U.S. Treasury bonds	8,785	7	62	8,730
Trust preferred securities	1,471	—	73	1,398
Marketable equity securities	978	13	9	982
Total investment securities available-for-sale	$547,964	$581	$8,421	$540,124
Investment securities held-to-maturity:
GSE debentures	$41,612	$—	$811	$40,801
GSEs MBSs	13,923	—	218	13,705
Municipal obligations	53,695	159	337	53,517
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$109,730	$159	$1,366	$108,523
As of June 30, 2018, the fair value of all investment securities available-for-sale was $558.6 million, with net unrealized losses of $17.4 million, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of June 30, 2018, $524.2 million, or 93.8% of the portfolio, had gross unrealized losses of $17.7 million, compared to $469.2 million, or 86.9% of the portfolio, with gross unrealized losses of $8.4 million as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

As of June 30, 2018, the fair value of all investment securities held-to-maturity was $113.9 million, with net unrealized losses of $2.8 million, compared to a fair value of $108.5 million with net unrealized losses of $1.2 million as of December 31, 2017. As of June 30, 2018, $110.2 million, or 96.8% of the portfolio, had gross unrealized losses of $2.8 million. As of December 31, 2017, $92.9 million, or 85.6% of the portfolio had gross unrealized losses of $1.4 million.
Investment Securities as Collateral
As of June 30, 2018 and December 31, 2017, respectively, $470.5 million and $431.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2018 and December 31, 2017.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of June 30, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$165,043	$3,985	$14,912	$777	$179,955	$4,762
GSE CMOs	2,394	76	109,971	5,842	112,365	5,918
GSE MBSs	106,235	2,582	68,885	3,136	175,120	5,718
SBA commercial loan asset-backed securities	—	—	57	—	57	—
Corporate debt obligations	45,348	898	2,347	160	47,695	1,058
U.S. Treasury bonds	8,552	251	—	—	8,552	251
Marketable equity securities	—	—	491	21	491	21
Temporarily impaired investment securities available-for-sale	327,572	7,792	196,663	9,936	524,235	17,728
Investment securities held-to-maturity:
GSE debentures	34,980	818	13,942	796	48,922	1,614
GSEs MBSs	1,841	41	10,420	335	12,261	376
Municipal obligations	41,909	520	6,630	267	48,539	787
Foreign government obligations	—	—	498	2	498	2
Temporarily impaired investment securities held-to-maturity	78,730	1,379	31,490	1,400	110,220	2,779
Total temporarily impaired investment securities	$406,302	$9,171	$228,153	$11,336	$634,455	$20,507

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of June 30, 2018. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of June 30, 2018. If market conditions for

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of June 30, 2018, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $22.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $23.7 million as of December 31, 2017.
As of June 30, 2018, the Company owned 60 GSE debentures with a total fair value of $180.0 million, and a net unrealized loss of $4.8 million. As of December 31, 2017, the Company held 48 GSE debentures with a total fair value of $149.9 million, with a net unrealized loss of $1.6 million. As of June 30, 2018, 60 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2018, the Company purchased a total of $33.9 million GSE debentures. This compares to $42.1 million purchased during the same period in 2017.
As of June 30, 2018, the Company owned 62 GSE CMOs with a total fair value of $112.9 million and a net unrealized loss of $5.9 million. As of December 31, 2017, the Company held 62 GSE CMOs with a total fair value of $127.0 million with a net unrealized loss of $4.1 million. As of June 30, 2018, 50 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2018 and 2017, the Company did not purchase any GSE CMOs.
As of June 30, 2018, the Company owned 184 GSE MBSs with a total fair value of $181.6 million and a net unrealized loss of $5.5 million. As of December 31, 2017, the Company held 194 GSE MBSs with a total fair value of $189.3 million with a net unrealized loss of $2.0 million. As of June 30, 2018, 94 of the 184 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2018, the Company purchased a total of $15.2 million GSE MBSs, as compared to the same period in 2017, when the Company did not purchase any GSE MBSs.
SBA Commercial Loan Asset-Backed
As of June 30, 2018, the Company owned five SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, the Company owned five SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of June 30, 2018, four of the five securities in this portfolio were in an unrealized loss position. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the six months ended June 30, 2018 and 2017, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2018, the Company held 15 corporate obligation securities with a total fair value of $49.7 million and a net unrealized loss of $1.1 million. As of December 31, 2017, the Company held 19 corporate obligation securities with a total fair value of $62.7 million and a net unrealized loss of $0.1 million. As of June 30, 2018, 14 of the 15 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, nine of the nineteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2018 the Company did not purchase any corporate obligations, as compared to the same period in 2017, when the Company purchased a total of $10.3 million corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2018, the Company owned seven U.S. Treasury bonds with a total fair value of $33.4 million and an unrealized loss of $0.1 million. This compares to two U.S. Treasury bonds with a total fair value of $8.7 million and an unrealized loss of $0.1 million as of December 31, 2017. During the six months ended June 30, 2018, the Company purchased a total of $24.7 million U.S. Treasury bonds, as compared to the same period in 2017, when the Company did not purchase any U.S. Treasury bonds.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of June 30, 2018, the Company did not own any trust preferred securities. This compares to three trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million as of December 31, 2017.
Marketable Equity Securities
From time to time, the Company will invest in mutual funds for community reinvestment purposes. As of June 30, 2018 and December 31, 2017, the Company owned two marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of June 30, 2018 and December 31, 2017, one of the two securities in this portfolio was in an unrealized loss position. During the six months ended June 30, 2018 and 2017, the Company did not purchase any marketable equity securities.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at June 30, 2018. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of June 30, 2018, the Company owned 17 GSE debentures with a total fair value of $48.9 million and a net unrealized loss of $1.6 million. As of December 31, 2017, the Company owned 14 GSE debentures with a total fair value of $40.8 million and an unrealized loss of $0.8 million. As of June 30, 2018, all 17 securities in this portfolio were in an unrealized loss position. At December 31, 2017, all 14 of the securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2018 and 2017, the Company purchased a total of $8.9 million and $23.9 million in GSE debentures, respectively.
As of June 30, 2018, the Company owned 11 GSE MBSs with a total fair value of $12.4 million and an unrealized loss of $0.4 million. As of December 31, 2017, the Company owned 11 GSE MBSs with a total fair value of $13.7 million and an unrealized loss of $0.2 million. As of June 30, 2018 and December 31, 2017, eight of the eleven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2018 and 2017, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of June 30, 2018, the Company owned 99 municipal obligation securities with a total fair value of $52.1 million and and a net unrealized loss of $0.8 million. As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value of $53.5 million and an unrealized loss of $0.2 million. As of June 30, 2018, 91 of the 99 securities in this portfolio were in an unrealized loss position as compared to December 31, 2017, when 69 of the 100 securities were in an unrealized loss position. During the six months ended June 30, 2018 and 2017, the Company did not purchase any municipal obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Foreign Government Obligations
As of June 30, 2018 and December 31, 2017, the Company owned one foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2018 and December 31, 2017 respectively, the security was in an unrealized loss position. During the six months ended June 30, 2018 and 2017, the Company did not purchase any foreign government obligations.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2018			At December 31, 2017
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$19,041	$19,010	2.15%	$23,612	$23,652	2.27%
After 1 year through 5 years	183,154	179,310	2.14%	142,772	142,029	2.05%
After 5 years through 10 years	158,023	153,351	2.25%	136,746	134,978	2.06%
Over 10 years	214,820	205,967	2.17%	243,856	238,483	2.06%
	$575,038	$557,638	2.18%	$546,986	$539,142	2.07%
Investment securities held-to-maturity:
Within 1 year	$5,174	$5,157	1.00%	$918	$916	0.78%
After 1 year through 5 years	59,564	58,545	1.83%	58,335	57,939	1.74%
After 5 years through 10 years	39,294	37,940	2.01%	36,589	35,998	1.79%
Over 10 years	12,638	12,261	2.29%	13,888	13,670	1.98%
	$116,670	$113,903	1.90%	$109,730	$108,523	1.78%
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
As of June 30, 2018, issuers of debt securities with an estimated fair value of $21.9 million had the right to call or prepay the obligations. Of the $21.9 million, approximately $8.9 million matures in 1 - 5 years, $13.0 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2017, issuers of debt securities with an estimated fair value of approximately $58.8 million had the right to call or prepay the obligations. Of the $58.8 million, $32.7 million matures in 1-5 years, $25.2 million matures in 6-10 years, and $0.9 million matures after ten years.
Security Sales
On February 3, 2017, the Company, through BSC, received $319 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by BSC. The exchange was completed in accordance with the merger agreement entered into between NRS and CBU. As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all the CBU shares acquired in the merger. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The table below includes the activity with respect to the sale of the CBU shares.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

During the month of March 2018, the Company, through Brookline Bank’s wholly owned subsidiary, LSC, sold three trust preferred securities with a book value of $1.5 million for a loss of $0.1 million. The table below includes the activity with respect to the sale of the trust preferred securities and restricted equity securities.
Sales of investment and restricted equity securities are summarized as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(In Thousands)
Sales of marketable and restricted equity securities	$2,700	$11,393

Gross gains from sales	1,230	11,612
Gross losses from sales	(68)	(219)
Gain on sales of securities, net	$1,162	$11,393
(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,129,815	4.41%	$139,705	4.55%	$2,269,520	4.42%
Multi-family mortgage	766,614	4.34%	49,697	4.49%	816,311	4.35%
Construction	143,888	5.06%	34,447	6.69%	178,335	5.37%
Total commercial real estate loans	3,040,317	4.42%	223,849	4.87%	3,264,166	4.45%
Commercial loans and leases:
Commercial	727,962	4.66%	34,002	5.45%	761,964	4.70%
Equipment financing	917,070	7.46%	3,573	5.96%	920,643	7.45%
Condominium association	53,537	4.56%	—	—%	53,537	4.56%
Total commercial loans and leases	1,698,569	6.17%	37,575	5.50%	1,736,144	6.16%
Consumer loans:
Residential mortgage	608,610	3.90%	146,208	4.32%	754,818	3.98%
Home equity	330,195	4.61%	52,402	5.14%	382,597	4.68%
Other consumer	33,441	4.97%	108	17.79%	33,549	5.01%
Total consumer loans	972,246	4.18%	198,718	4.54%	1,170,964	4.24%
Total loans and leases	$5,711,132	4.90%	$460,142	4.78%	$6,171,274	4.89%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $16 million and $15.5 million as of June 30, 2018 and December 31, 2017, respectively.
The Banks and subsidiaries lend primarily in all New England states, with the exception of equipment financing, 15.6% of which is in the greater New York and New Jersey metropolitan area and 84.4% of which is in other areas in the United States of America as of June 30, 2018.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Balance at beginning of period	$9,653	$13,072	$10,522	$14,353
Accretion	(1,148)	(2,325)	(2,333)	(3,732)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	308	2,955	624	3,081
Balance at end of period	$8,813	$13,702	$8,813	$13,702
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended June 30, 2018 and 2017, accretable yield adjustments totaling $0.3 million and $3.0 million, respectively, were made for certain loan pools. During the six months ended June 30, 2018 and 2017, accretable yield adjustments totaling

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

$0.6 million and $3.1 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
Loans and Leases Pledged as Collateral
As of June 30, 2018 and December 31, 2017, there were $2.5 billion and $2.3 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2018 and December 31, 2017.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714
Charge-offs	(100)	(3,456)	(49)	(3,605)
Recoveries	—	1,152	123	1,275
Provision (credit) for loan and lease losses	(216)	2,172	(359)	1,597
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

	Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133
Charge-offs	(205)	(3,095)	(65)	(3,365)
Recoveries	336	549	78	963
Provision (credit) for loan and lease losses	(165)	362	593	790
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

	Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(4,189)	(105)	(4,397)
Recoveries	—	1,353	209	1,562
Provision (credit) for loan and lease losses	36	2,623	(435)	2,224
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(229)	(4,302)	(216)	(4,747)
Recoveries	476	691	183	1,350
Provision for loan and lease losses	62	13,804	386	14,252
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521
The liability for unfunded credit commitments, which is included in other liabilities, was $1.5 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2018 and 2017.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(216)	$(165)	$36	$62
Commercial	2,172	362	2,623	13,804
Consumer	(359)	593	(435)	386
Total provision for loan and lease losses	1,597	790	2,224	14,252
Unfunded credit commitments	(127)	83	(113)	23
Total provision for credit losses	$1,470	$873	$2,111	$14,275
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
At and for the Six Months Ended June 30, 2018 and 2017

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

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance over the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured ("TDR") loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.

As of June 30, 2018, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses incurred in the Company’s loan portfolios.

As of June 30, 2018, the Company had a portfolio of approximately $15.3 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2017, this portfolio was approximately $19.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, TDRs, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the current risks associated with the portfolio.

As of June 30, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.7 million of which $1.0 million were specific reserves and $0.7 million was a general reserve. As of December 31, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $3.8 million of which $2.7 million were specific reserves and $1.1 million was a general reserve. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to the charge-offs in the taxi medallion portfolio. The total TDRs secured by taxi medallions increased by $0.8 million from $3.7 million at December 31, 2017 to $4.5 million at June 30, 2018 due to two taxi medallion relationships which were restructured during the first six months of 2018. The total loans and leases secured by taxi medallions that were placed on nonaccrual decreased by $2.9 million to $4.9 million at June 30, 2018 from $7.8 million at December 31, 2017 due to the charge-offs of non-accruing taxi medallion relationships. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $55.5 million as of June 30, 2018 and December 31, 2017. The specific allowance for loan and lease losses was $2.5 million as of June 30, 2018, compared to $3.1 million as of December 31, 2017. The specific allowance decreased by $0.6 million during the six months ended June 30, 2018, primarily due to changes in the underlying collateral value of taxi medallions and charge-offs taken during the six months ended June 30, 2018.

Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Credit Quality Information
The following tables present the recorded investment in loans in each class as of June 30, 2018, by credit quality indicator.

	At June 30, 2018
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,120,978	$766,046	$143,248	$700,382	$905,474	$53,537	$33,436	$4,723,101
OAEM	4,549	—	—	12,973	2,089	—	—	19,611
Substandard	4,288	568	640	13,681	7,072	—	5	26,254
Doubtful	—	—	—	926	2,435	—	—	3,361
Total originated	2,129,815	766,614	143,888	727,962	917,070	53,537	33,441	4,772,327

Acquired:
Loan rating:
Pass	129,262	49,504	34,447	32,450	3,563	—	108	249,334
OAEM	778	—	—	249	—	—	—	1,027
Substandard	9,665	193	—	1,303	10	—	—	11,171
Doubtful	—	—	—	—	—	—	—	—
Total acquired	139,705	49,697	34,447	34,002	3,573	—	108	261,532

Total loans	$2,269,520	$816,311	$178,335	$761,964	$920,643	$53,537	$33,549	$5,033,859
As of June 30, 2018, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	At June 30, 2018
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$153,935	20.4%	$146,428	38.4%
50% - 69%	265,129	35.1%	82,402	21.5%
70% - 79%	165,350	21.9%	71,729	18.7%
80% and over	23,187	3.1%	29,636	7.7%
Data not available*	1,009	0.1%	—	—%
Total originated	608,610	80.6%	330,195	86.3%

Acquired:
Loan-to-value ratio:
Less than 50%	38,132	5.1%	29,518	7.7%
50%—69%	58,217	7.7%	14,932	3.9%
70%—79%	34,231	4.5%	1,614	0.4%
80% and over	7,806	1.0%	1,082	0.3%
Data not available*	7,822	1.1%	5,256	1.4%
Total acquired	146,208	19.4%	52,402	13.7%

Total loans	$754,818	100.0%	$382,597	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	At December 31, 2017
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$153,373	23.2%	$148,137	41.6%
50%—69%	265,328	40.2%	75,099	21.1%
70%—79%	168,272	25.5%	63,742	17.9%
80% and over	16,547	2.5%	27,122	7.6%
Data not available*	1,377	0.2%	89	—%
Total originated	604,897	91.6%	314,189	88.2%

Acquired:
Loan-to-value ratio:
Less than 50%	16,521	2.5%	25,312	7.1%
50%—69%	19,182	2.9%	13,883	3.9%
70%—79%	10,507	1.6%	943	0.3%
80% and over	7,893	1.2%	582	0.2%
Data not available*	1,065	0.2%	1,045	0.3%
Total acquired	55,168	8.4%	41,765	11.8%

Total loans	$660,065	100.0%	$355,954	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At June 30, 2018	At December 31, 2017
	(In Thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$—	$633
There were no foreclosed residential real estate property held by the creditor at June 30, 2018 or December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$713	$—	$1,743	$2,456	$2,127,359	$2,129,815	$—	$3,652
Multi-family mortgage	4,548	42	—	4,590	762,024	766,614	—	568
Construction	325	—	640	965	142,923	143,888	—	640
Total commercial real estate loans	5,586	42	2,383	8,011	3,032,306	3,040,317	—	4,860
Commercial loans and leases:
Commercial	2,325	1,096	4,357	7,778	720,184	727,962	—	8,293
Equipment financing	3,577	1,549	5,673	10,799	906,271	917,070	9	8,825
Condominium association	825	161	—	986	52,551	53,537	—	—
Total commercial loans and leases	6,727	2,806	10,030	19,563	1,679,006	1,698,569	9	17,118
Consumer loans:
Residential mortgage	628	303	1,033	1,964	606,646	608,610	—	1,571
Home equity	348	50	472	870	329,325	330,195	421	147
Other consumer	79	20	8	107	33,334	33,441	4	5
Total consumer loans	1,055	373	1,513	2,941	969,305	972,246	425	1,723
Total originated loans and leases	$13,368	$3,221	$13,926	$30,515	$5,680,617	$5,711,132	$434	$23,701

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	At June 30, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$246	$89	$9,389	$9,724	$129,981	$139,705	$9,319	$122
Multi-family mortgage	504	—	—	504	49,193	49,697	—	—
Construction	—	—	—	—	34,447	34,447	—	—
Total commercial real estate loans	750	89	9,389	10,228	213,621	223,849	9,319	122
Commercial loans and leases:
Commercial	1,567	37	816	2,420	31,582	34,002	1	1,194
Equipment financing	—	—	10	10	3,563	3,573	10	—
Total commercial loans and leases	1,567	37	826	2,430	35,145	37,575	11	1,194
Consumer loans:
Residential mortgage	1,191	348	2,434	3,973	142,235	146,208	2,436	—
Home equity	964	89	281	1,334	51,068	52,402	140	776
Other consumer	—	—	—	—	108	108	—	—
Total consumer loans	2,155	437	2,715	5,307	193,411	198,718	2,576	776
Total acquired loans and leases	$4,472	$563	$12,930	$17,965	$442,177	$460,142	$11,906	$2,092

Total loans and leases	$17,840	$3,784	$26,856	$48,480	$6,122,794	$6,171,274	$12,340	$25,793

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
At and for the Six Months Ended June 30, 2018 and 2017

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Commercial Real Estate Loans—As of June 30, 2018, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 36.9%; multi-family mortgage loans -- 13.2%; and construction loans -- 2.9%.
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
Commercial Loans and Leases—As of June 30, 2018, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 12.3%; equipment financing loans -- 14.9%; and loans to condominium associations -- 0.9%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of June 30, 2018, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 12.2%, home equity loans -- 6.2%, and other consumer loans -- 0.5%.
Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas. The payment status and loan-to-value ratio are the primary credit quality indicators used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 or more days past due, or are placed on nonaccrual.
Impaired Loans and Leases
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. The Company has defined the population of impaired loans to include nonaccrual loans and TDR loans.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	At June 30, 2018			At December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,320	$6,304	$—	$9,978	$9,962	$—
Commercial	21,778	21,958	—	24,906	25,040	—
Consumer	1,994	1,986	—	3,508	3,500	—
Total originated with no related allowance recorded	30,092	30,248	—	38,392	38,502	—
With an allowance recorded:
Commercial real estate	—	—	—	3,056	3,056	—
Commercial	9,245	9,218	2,390	8,912	8,862	3,105
Consumer	1,166	1,166	73	—	—	—
Total originated with an allowance recorded	10,411	10,384	2,463	11,968	11,918	3,105
Total originated impaired loans and leases	40,503	40,632	2,463	50,360	50,420	3,105

Acquired:
With no related allowance recorded:
Commercial real estate	9,947	9,947	—	1,880	1,880	—
Commercial	1,557	1,557	—	1,594	1,594	—
Consumer	5,093	5,093	—	4,736	4,736	—
Total acquired with no related allowance recorded	16,597	16,597	—	8,210	8,210	—
With an allowance recorded:
Consumer	112	112	21	115	115	22
Total acquired with an allowance recorded	112	112	21	115	115	22
Total acquired impaired loans and leases	16,709	16,709	21	8,325	8,325	22

Total impaired loans and leases	$57,212	$57,341	$2,484	$58,685	$58,745	$3,127
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $23.4 million and $2.1 million, respectively as of June 30, 2018.

(2) Includes originated and acquired nonaccrual loans of $24.9 million and $2.0 million, respectively as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,565	$19	$11,395	$90
Commercial	23,223	215	25,230	185
Consumer	2,012	14	5,272	14
Total originated with no related allowance recorded	31,800	248	41,897	289
With an allowance recorded:
Commercial real estate	—	—	3,071	38
Commercial	10,738	28	21,782	—
Consumer	1,166	1	—	—
Total originated with an allowance recorded	11,904	29	24,853	38
Total originated impaired loans and leases	43,704	277	66,750	327

Acquired:
With no related allowance recorded:
Commercial real estate	10,021	1	3,494	27
Commercial	1,572	4	2,691	8
Consumer	5,107	15	5,683	18
Total acquired with no related allowance recorded	16,700	20	11,868	53
With an allowance recorded:
Consumer	112	1	169	1
Total acquired with an allowance recorded	112	1	169	1
Total acquired impaired loans and leases	16,812	21	12,037	54

Total impaired loans and leases	$60,516	$298	$78,787	$381

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$7,275	$49	$10,379	$122
Commercial	25,492	487	23,144	349
Consumer	2,683	27	5,289	30
Total originated with no related allowance recorded	35,450	563	38,812	501
With an allowance recorded:
Commercial real estate	—	—	3,535	86
Commercial	9,366	44	22,052	1
Consumer	650	2	—	—
Total originated with an allowance recorded	10,016	46	25,587	87
Total originated impaired loans and leases	45,466	609	64,399	588

Acquired:
With no related allowance recorded:
Commercial real estate	10,351	2	6,456	46
Commercial	1,598	8	2,813	18
Consumer	4,984	30	5,908	34
Total acquired with no related allowance recorded	16,933	40	15,177	98
With an allowance recorded:
Consumer	113	2	168	2
Total acquired with an allowance recorded	113	2	168	2
Total acquired impaired loans and leases	17,046	42	15,345	100

Total impaired loans and leases	$62,512	$651	$79,744	$688

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$—	$2,390	$73	$2,463
Collectively evaluated for impairment	25,268	23,609	4,680	53,557
Total originated loans and leases	25,268	25,999	4,753	56,020

Acquired:
Individually evaluated for impairment	—	—	21	21
Collectively evaluated for impairment	101	10	14	125
Acquired with deteriorated credit quality	1,676	111	28	1,815
Total acquired loans and leases	1,777	121	63	1,961

Total allowance for loan and lease losses	$27,045	$26,120	$4,816	$57,981

Loans and Leases:
Originated:
Individually evaluated for impairment	$6,317	$24,660	$3,003	$33,980
Collectively evaluated for impairment	3,034,000	1,673,909	969,243	5,677,152
Total originated loans and leases	3,040,317	1,698,569	972,246	5,711,132

Acquired:
Individually evaluated for impairment	—	1,410	1,941	3,351
Collectively evaluated for impairment	139,004	32,283	161,590	332,877
Acquired with deteriorated credit quality	84,845	3,882	35,187	123,914
Total acquired loans and leases	223,849	37,575	198,718	460,142

Total loans and leases	$3,264,166	$1,736,144	$1,170,964	$6,171,274

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
At and for the Six Months Ended June 30, 2018 and 2017

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2018	At December 31, 2017
	(In Thousands)
Troubled debt restructurings:
On accrual	$12,911	$16,241
On nonaccrual	9,391	9,770
Total troubled debt restructurings	$22,302	$26,011

Total TDR loans and leases decreased by $3.7 million to $22.3 million at June 30, 2018 from $26.0 million at December 31, 2017, primarily driven by the payoff of a commercial real estate relationship and charge-offs on TDR taxi medallion loans.
The recorded investment in TDR loans and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended June 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$653	$—	$653	$—	—	$—
Commercial	3	1,139	1,134	86	1,134	—	1	379
Equipment financing	5	716	705	2	209	—	—	—
Home equity	1	86	86	—	—	—	—	—
Total originated	10	2,614	2,578	88	1,996	—	1	379

Acquired:
Home equity	1	125	125	—	125	—	—	—
Total acquired	1	125	125	—	125	—	—	—

Total loans and leases	11	$2,739	$2,703	$88	$2,121	$—	1	$379
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	At and for the Three Months Ended June 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$190	$190	$—	$—	$—	—	$—
Commercial	6	6,746	6,746	2,382	4,354	—	3	4,013
Equipment financing	8	1,184	1,184	10	994	—	1	149
Total originated	15	8,120	8,120	2,392	5,348	—	4	4,162

Acquired:
Home equity	—	—	—	—	—	—	1	92
Total acquired	—	—	—	—	—	—	1	92

Total loans and leases	15	$8,120	$8,120	$2,392	$5,348	$—	5	$4,254
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Six Months Ended June 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$653	$—	$653	$—	—	$—
Commercial	9	1,774	1,757	86	1,756	—	—	—
Equipment financing	11	2,270	2,198	32	209	—	—	—
Home equity	1	86	86	—	—	—	—	—
Total originated	22	4,803	4,694	118	2,618	—	—	—

Acquired:
Home equity	1	125	125	—	125	—	—	—
Total acquired	1	125	125	—	125	—	—	—

Total loans and leases	23	$4,928	$4,819	$118	$2,743	$—	—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	At and for the Six Months Ended June 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$190	$190	$—	$—	$—	—	$—
Commercial	9	7,511	7,503	2,741	—	—	3	4,013
Equipment financing	9	1,196	1,196	10	—	—	1	149
Total originated	19	8,897	8,889	2,751	—	—	4	4,162

Acquired:
Residential mortgage	—	—	—	—	—	—	1	92
Total acquired	—	—	—	—	—	—	1	92

Total loans and leases	19	$8,897	$8,889	$2,751	$—	$—	5	$4,254
The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Loans with one modification:
Extended maturity	$1,444	$7,027	$1,443	$7,039
Adjusted principal	—	—	—	372
Combination maturity, principal, interest rate	1,173	1,093	3,290	1,478
Total loans with one modification	2,617	8,120	4,733	8,889

Loans with more than one modification:
Combination maturity, principal, interest rate	86	—	86	—
Total loans with more than one modification	86	—	86	—

Total loans with modifications	$2,703	$8,120	$4,819	$8,889
The TDR loans and leases that were modified for the six months ended June 30, 2018 and 2017 were $4.8 million and $8.9 million, respectively. The decrease in TDR loans and leases that were modified for the six months ended June 30, 2018 was primarily due to a decrease in the number and magnitude of maturity-extending modifications.
There was one TDR loan and lease with more than one modification during the three and six months ended June 30, 2018.
The net charge-offs of the performing and nonperforming TDR loans and leases for the three and six months ended June 30, 2018 were $584.0 thousand and $688.0 thousand, respectively, driven by the charge-off of fifteen commercial loans secured by taxi medallions. The net recoveries for performing and nonperforming TDR loans and leases for the three and six months ended December 31, 2017 were $98.7 thousand and $91.9 thousand, respectively.
As of June 30, 2018 and 2017, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2018	At December 31, 2017
	(In Thousands)
Goodwill	$137,890	$137,890
Additions	23,006	—
Adjustments	(469)	—
Balance at end of period	160,427	137,890
Other intangible assets:
Core deposits	6,071	4,955
Trade name	1,089	1,089
Total other intangible assets	7,160	6,044
Total goodwill and other intangible assets	$167,587	$143,934
The adjustment to goodwill, at June 30, 2018 is due to an immaterial correction of an error related to the deferred tax asset and goodwill.
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
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2018	$1,156
Year ending:
2019	1,681
2020	1,247
2021	839
2022	486
2023	256
Thereafter	406
Total	$6,071
(7) Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2018 and 2017, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2018	$(11,829)	$163	$(11,666)
Other comprehensive loss	(1,749)	—	(1,749)
Balance at June 30, 2018	$(13,578)	$163	$(13,415)

	Three Months Ended June 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2017	$(3,656)	$395	$(3,261)
Other comprehensive income	1,086	—	1,086
Balance at June 30, 2017	$(2,570)	$395	$(2,175)

	Six Months Ended June 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive loss before reclassifications	(7,518)	—	(7,518)
Less: amounts reclassified from accumulated other comprehensive loss	(53)	—	(53)
Balance at June 30, 2018	$(13,578)	$163	$(13,415)

	Six Months Ended June 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive income	1,643	—	1,643
Balance at June 30, 2017	$(2,570)	$395	$(2,175)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended June 30, 2018 as compared to $53.0 thousand during the six months ended June 30, 2018. The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of June 30, 2018 or December 31, 2017.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	74	$5,825	$—	$27,222	$9,235	$502,175	$544,457	$14,357
Pay fixed, receive variable	74	5,825	—	27,222	9,235	502,175	544,457	14,357
Risk participation-out agreements	9	—	—	8,376	—	30,796	39,172	33
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	5

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$5,617	$—	$—	$—	$—	$5,617	$34
Sells foreign currency, buys U.S. currency	45	5,641	—	—	—	—	5,641	39

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	66	$3,903	$2,036	$27,992	$—	$460,728	$494,659	$562
Pay fixed, receive variable	66	3,903	2,036	27,992	—	460,728	494,659	562
Risk participation-out agreements	8	—	—	8,613	—	28,014	36,627	65
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	10

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$1,495	$—	$—	$—	$—	$1,495	$65
Sells foreign currency, buys U.S. currency	44	1,502	—	—	—	—	1,502	72
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $6.0 million and $26.7 million in the normal course of business as of June 30, 2018 and December 31, 2017, respectively. Dealer counterparties posted $0.7 million to the Company in the normal course of business as of June 30, 2018 compared to no collateral as of December 31, 2017.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$17,514	$—	$17,514	$—	$730	$16,784
Risk participation-out agreements	33	—	33	—	—	33
Foreign exchange contracts	39	—	39	—	—	39
Total	$17,586	$—	$17,586	$—	$730	$16,856

Liability derivatives
Loan level derivatives	$17,514	$—	$17,514	$5,979	$—	$—
Risk participation-in agreements	5	—	5	—	—	5
Foreign exchange contracts	34	—	34	—	—	34
Total	$17,553	$—	$17,553	$5,979	$—	$39

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
(9) Stock Based Compensation
As of June 30, 2018, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 17 financial institutions. These are referred to as "performance-based shares". If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
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
During the three and six months ended June 30, 2018, no shares were issued upon satisfaction of required conditions of the Plans. During the three and six months ended June 30, 2017, 12,121 shares were issued upon satisfaction of required conditions of the Plans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Total expense for the Plans was $0.4 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Total expense for the Plans was $1.0 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$20,831	$20,831	$14,880	$14,880

Denominator:
Weighted average shares outstanding	80,184,977	80,184,977	74,325,013	74,325,013
Effect of dilutive securities	—	320,637	—	485,075
Adjusted weighted average shares outstanding	80,184,977	80,505,614	74,325,013	74,810,088

EPS	$0.26	$0.26	$0.20	$0.20

	Six Months Ended
	June 30, 2018		June 30, 2017
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$39,464	$39,464	$28,325	$28,325

Denominator:
Weighted average shares outstanding	79,038,041	79,038,041	72,366,769	72,366,769
Effect of dilutive securities	—	304,422	—	471,202
Adjusted weighted average shares outstanding	79,038,041	79,342,463	72,366,769	72,837,971

EPS	$0.50	$0.50	$0.39	$0.39
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2018 and 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$179,954	$—	$179,954
GSE CMOs	—	112,878	—	112,878
GSE MBSs	—	181,638	—	181,638
SBA commercial loan asset-backed securities	—	57	—	57
Corporate debt obligations	—	49,695	—	49,695
U.S. Treasury bonds	—	33,416	—	33,416
Marketable equity securities	964	—	—	964
Total investment securities available-for-sale	$964	$557,638	$—	$558,602
Loan level derivatives	$—	$17,514	$—	$17,514
Risk participation-out agreements	—	33	—	33
Foreign exchange contracts	—	39	—	39
Liabilities:
Loan level derivatives	$—	$17,514	$—	$17,514
Risk participation-in agreements	—	5	—	5
Foreign exchange contracts	—	34	—	34

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2018 and December 31, 2017, no investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2018 and 2017, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$14,182	$14,182
OREO	—	—	3,436	3,436
Repossessed assets	—	916	—	916
Total assets measured at fair value on a non-recurring basis	$—	$916	$17,618	$18,534

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$21,195	$21,195
OREO	—	—	3,235	3,235
Repossessed assets	—	1,184	—	1,184
Total assets measured at fair value on a non-recurring basis	$—	$1,184	$24,430	$25,614
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
At and for the Six Months Ended June 30, 2018 and 2017

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At June 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$14,182	$21,195	Appraisal of collateral (1)
Other real estate owned	3,436	3,235	Appraisal of collateral (1)
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
	(In Thousands)
At June 30, 2018
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,535	$48,921	$—	$48,921	$—
GSE MBSs	12,785	12,409	—	12,409	—
Municipal obligations	52,850	52,075	—	52,075	—
Foreign government obligations	500	498	—	—	498
Loans held-for-sale	1,034	1,034	—	1,034	—
Loans and leases, net	6,113,293	5,968,519	—	—	5,968,519
Restricted equity securities	68,343	68,343	—	—	68,343
Financial liabilities:
Certificates of deposit	1,540,659	1,527,185	—	1,527,185	—
Borrowed funds	1,110,923	1,146,599	—	1,146,599	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
At and for the Six Months Ended June 30, 2018 and 2017

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2018	At December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$51,114	$76,653
Commercial	143,063	83,032
Residential mortgage	25,765	28,745
Unadvanced portion of loans and leases	607,560	571,668
Unused lines of credit:
Home equity	452,882	407,552
Other consumer	26,068	34,191
Other commercial	388	323
Unused letters of credit:
Financial standby letters of credit	10,211	12,422
Performance standby letters of credit	1,036	736
Commercial and similar letters of credit	184	184
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	544,457	494,659
Pay fixed, receive variable	544,457	494,659
Risk participation-out agreements	39,172	36,627
Risk participation-in agreements	3,825	3,825
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	5,617	1,495
Sells foreign currency, buys U.S. currency	5,641	1,502

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

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
The fair value of derivative assets and liabilities was $17.6 million and $17.6 million, respectively, as of June 30, 2018. The fair value of derivative assets and liabilities was $9.0 million and $8.9 million, respectively, as of December 31, 2017.
The fair value of foreign exchange assets and liabilities was $39.0 thousand and $34.0 thousand, respectively, as of June 30, 2018. The fair value of foreign exchange assets and liabilities was $72.0 thousand and $65.0 thousand as of December 31, 2017.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2018	$2,962
Year ending:
2019	5,127
2020	4,454
2021	3,479
2022	2,808
2023	2,228
Thereafter	7,957
Total	$29,015
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $1.6 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively. Total rental expense was $3.0 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in expense was due to the addition of three operating leases from the First Commons Bank acquisition and the opening of banking offices in Wakefield and Braintree, Massachusetts. In July 2018, a lease termination agreement was entered into for one of the First Commons Bank Branches.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At and for the Six Months Ended June 30, 2018 and 2017

Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(13) Revenue from Contracts with Customers
Overview
Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) ("Topic 606") is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.
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
Accounting Policy Updates
The Company adopted Topic 606, “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Company has modified its accounting policy for revenue recognition as detailed in this Note.
As discussed in Note 1, the Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the six months ended June 30, 2018, as a result of adopting Topic 606.
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
At and for the Six Months Ended June 30, 2018 and 2017

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
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.
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
The competition for loans and leases and deposits remains intense. While the economy has improved in 2018, the Company expects the operating environment to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). A sustained, low interest rate environment with a flat interest rate curve may negatively impact the Company's yields and net interest margin. While the Company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
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

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.26	$0.24	$0.09	$0.20	$0.20
Earnings per share - Diluted	0.26	0.24	0.09	0.20	0.20
Book value per share (end of period)	10.94	10.80	10.49	10.52	10.42
Tangible book value per share (end of period) (1)	8.85	8.69	8.61	8.63	8.52
Dividends paid per common share	0.10	0.09	0.09	0.09	0.09
Stock price (end of period)	18.60	16.20	15.70	15.50	14.60

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.64%	3.66%	3.59%	3.57%	3.59%
Return on average assets	1.15%	1.08%	0.41%	0.92%	0.91%
Return on average tangible assets (1)	1.17%	1.10%	0.41%	0.94%	0.93%
Return on average stockholders' equity	9.53%	8.98%	3.37%	7.64%	7.76%
Return on average tangible stockholders' equity (1)	11.80%	11.01%	4.09%	9.31%	9.58%
Dividend payout ratio (1)	38.56%	37.11%	101.05%	44.90%	46.28%
Efficiency ratio (3)	55.25%	60.83%	55.38%	56.37%	57.93%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.15%	0.03%	0.60%	0.14%	0.17%
Nonperforming loans and leases as a percentage of total loans and leases	0.42%	0.43%	0.48%	0.71%	0.76%
Nonperforming assets as a percentage of total assets	0.41%	0.42%	0.47%	0.66%	0.71%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.94%	0.96%	1.02%	1.16%	1.17%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	0.98%	1.03%	1.05%	1.20%	1.20%

CAPITAL RATIOS
Stockholders' equity to total assets	12.04%	11.94%	11.86%	12.04%	11.95%
Tangible equity ratio (1)	9.97%	9.85%	9.94%	10.09%	9.99%

FINANCIAL CONDITION DATA
Total assets	$7,285,710	$7,248,114	$6,780,249	$6,686,284	$6,658,067
Total loans and leases	6,171,274	6,114,461	5,730,679	5,639,440	5,537,406
Allowance for loan and lease losses	57,981	58,714	58,592	65,413	64,521
Investment securities available-for-sale	558,602	558,357	540,124	522,910	540,976
Investment securities held-to-maturity	116,670	117,352	109,730	107,738	108,963
Goodwill and identified intangible assets	167,587	168,593	143,934	144,453	144,972
Total deposits	5,198,280	5,191,520	4,871,343	4,805,683	4,709,419

					(Continued)

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(Dollars in Thousands, Except Per Share Data)
Total borrowed funds	1,110,923	1,099,429	1,020,819	985,895	1,066,643
Stockholders' equity	877,283	865,777	803,830	804,762	795,618

EARNINGS DATA
Net interest income	$62,717	$59,491	$57,657	$56,843	$55,583
Provision for credit losses	1,470	641	1,802	2,911	873
Non-interest income	5,526	6,168	5,815	5,973	4,477
Non-interest expense	37,702	39,938	35,152	35,408	34,795
Net income	20,831	18,633	6,827	15,366	14,880
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $7.3 billion as of June 30, 2018 increased $505.5 million, or 14.9% on an annualized basis, from December 31, 2017. The increase was primarily driven by increases in loans and leases.
Total loans and leases of $6.2 billion as of June 30, 2018 increased $440.6 million, or 15.4% on an annualized basis, from December 31, 2017. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.0 billion, or 81.0% of total loans and leases, as of June 30, 2018, an increase of $300.4 million, or 12.8% on an annualized basis, from $4.7 billion, or 82.0% of total loans and leases, as of December 31, 2017.
Total deposits of $5.2 billion as of June 30, 2018 increased $326.9 million, or 13.4% on an annualized basis, from $4.9 billion as of December 31, 2017. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.7 billion, or 70.4% of total deposits as of June 30, 2018, a decrease of $6.3 million, or 0.3% on an annualized basis from $3.7 billion, or 75.2% of total deposits, as of December 31, 2017. Certificate of deposit balances totaled $1.5 billion, or 29.6% of total deposits as of June 30, 2018, an increase of $333.2 million, or 55.2% on an annualized basis from $1.2 billion, or 24.8% of total deposits, as of December 31, 2017.
Asset Quality
Nonperforming assets as of June 30, 2018 totaled $30.1 million, or 0.41% of total assets, compared to $31.7 million, or 0.47% of total assets, as of December 31, 2017. Net charge-offs for the three months ended June 30, 2018 were $2.3 million, or 0.15% of average loans and leases on an annualized basis, compared to $2.4 million, or 0.17% of average loans and leases on an annualized basis, for the three months ended June 30, 2017. The decrease in nonperforming loans and leases and nonperforming assets was primarily driven by the partial charge offs on certain taxi medallion loans.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.94% as of June 30, 2018, compared to 1.02% as of December 31, 2017. Excluding the loans acquired from BankRI, First Ipswich and First Commons Bank, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 0.98% as of June 30, 2018, compared to 1.05% as of December 31, 2017. The Company continued to employ its historical underwriting methodology throughout the three month period ended June 30, 2018. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 12.13% as of June 30, 2018, compared to 12.02% as of December 31, 2017. The Company's Tier 1 Leverage Ratio was 10.43% as of June 30, 2018, compared to 10.43% as of December 31, 2017. As of June 30, 2018, the Company's Tier 1 Risk-Based Capital Ratio was 12.44%, compared to 12.34% as of December 31, 2017. The Company's Total Risk-Based Capital Ratio was 14.68% as of June 30, 2018, compared to 14.75% as of December 31, 2017.
The Company's ratio of stockholders' equity to total assets was 12.04% and 11.86% as of June 30, 2018 and December 31, 2017, respectively. The Company's tangible equity ratio was 9.97% and 9.94% as of June 30, 2018 and December 31, 2017, respectively.
Net Income
For the three months ended June 30, 2018, the Company reported net income of $20.8 million, or $0.26 per basic and diluted share, an increase of $6.0 million, or 160.0% on an annualized basis, from $14.9 million, or $0.20 per basic and diluted share for the three months ended June 30, 2017. This increase in net income is primarily the result of an increase in net interest income of $7.1 million, an increase in non-interest income of $1.0 million, and a decrease in the provision for income taxes of $1.4 million, partially offset by an increase in the provision for credit losses of $0.6 million and an increase in non-interest expense of $2.9 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2018, the Company reported net income of $39.5 million, or $0.50 per basic and diluted share, an increase of $11.1 million, or 78.7% on an annualized basis, from $28.3 million, or $0.39 per basic and diluted share for the six months ended June 30, 2017. This increase in net income is primarily the result of an increase in net interest income of $13.5 million, a decrease in the provision for credit losses of $12.2 million and a decrease in the provision for income taxes of $3.6 million, partially offset by the decrease in non-interest income of $8.7 million, an increase in non-interest expense of $9.1 million, and an increase in net income attributed to controlling interest of $0.4 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.15% for the three months ended June 30, 2018, compared to 0.91% for the three months ended June 30, 2017. The annualized return on average stockholders' equity was 9.53% for the three months ended June 30, 2018, compared to 7.76% for the three months ended June 30, 2017.
The net interest margin was 3.64% for the three months ended June 30, 2018, up from 3.59% for the three months ended June 30, 2017. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets of 33 basis points to 4.52% for the three months ended June 30, 2018 from 4.19% for the three months ended June 30, 2017, partially offset by an increase of 36 basis points in the Company's overall cost of funds to 1.16% for the three months ended June 30, 2018 from 0.80% for the three months ended June 30, 2017.
The net interest margin was 3.65% for the six months ended June 30, 2018, up from 3.56% for the six months ended June 30, 2017. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets of 30 basis points to 4.44% for the six months ended June 30, 2018 from 4.14% for the six months ended June 30, 2017, partially offset by an increase of 28 basis points in the Company's overall cost of funds to 1.07% for the six months ended June 30, 2018 from 0.79% for the three months ended June 30, 2017.
The Company's net interest margin and net interest income have demonstrated improvement due to the recent low interest rate environment. As interest rates continue to rise, the Company's net interest margin and net interest income may continue to be under pressure due to competitive pricing in all loan categories and the Company’s ability to contain its cost of funds.
Critical Accounting Policies
The Securities and Exchange Commission ("SEC") defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2017 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, income tax accounting, and valuation of deferred tax assets as the Company’s most critical accounting policies.

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
The following table summarizes the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net income, as reported	$20,831	$14,880	$39,464	$28,325
Less:
Security gains (after-tax of 24.0% for 2018 and 35.9% for 2017) (1)	—	—	883	7,303
Add:
Merger and acquisition-related expenses (after-tax of 24.0% for 2018 and 35.9% for 2017) (1) (2)	254	—	2,462	—
Operating earnings	$21,085	$14,880	$41,043	$21,022

Basic earnings per share, as reported	$0.26	$0.20	$0.50	$0.39
Less:
Security gains	—	—	0.01	0.10
Add:
Merger and acquisition-related expenses (2)	—	—	0.03	—
Basic operating earnings per share	$0.26	$0.20	$0.52	$0.29
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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Operating earnings	$21,085	$19,958	$15,922	$15,501	$14,880

Average total assets	$7,273,793	$6,927,309	$6,725,730	$6,681,042	$6,556,665
Less: Average goodwill and average identified intangible assets, net	168,185	152,377	144,226	144,747	145,269
Average tangible assets	$7,105,608	$6,774,932	$6,581,504	$6,536,295	$6,411,396

Return on average assets (annualized)	1.15%	1.08%	0.41%	0.92%	0.91%
Less:
Security gains	—%	0.05%	—%	—%	—%
Add:
Merger and acquisition-related expenses	0.01%	0.12%	0.01%	0.01%	—%
Impact of Tax Reform Act	—%	—%	0.53%	—%	—%
Operating return on average assets (annualized)	1.16%	1.15%	0.95%	0.93%	0.91%

Return on average tangible assets (annualized)	1.17%	1.10%	0.41%	0.94%	0.93%
Less:
Security gains	—%	0.05%	—%	—%	—%
Add:
Merger and acquisition-related expenses	0.02%	0.13%	0.01%	0.01%	—%
Impact of Tax Reform Act	—%	—%	0.55%	—%	—%
Operating return on average tangible assets (annualized)	1.19%	1.18%	0.97%	0.95%	0.93%

Average total stockholders' equity	$874,513	$829,598	$811,219	$804,666	$766,529
Less: Average goodwill and average identified intangible assets, net	168,185	152,377	144,226	144,747	145,269
Average tangible stockholders' equity	$706,328	$677,221	$666,993	$659,919	$621,260

Return on average stockholders' equity (annualized)	9.53%	8.98%	3.37%	7.64%	7.76%
Less:
Security gains	—%	0.43%	—%	—%	—%
Add:
Merger and acquisition-related expenses	0.11%	1.07%	0.06%	0.07%	—%
Impact of Tax Reform Act	—%	—%	4.42%	—%	—%
Operating return on average stockholders' equity (annualized)	9.64%	9.62%	7.85%	7.71%	7.76%

					(Continued)

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	11.80%	11.01%	4.09%	9.31%	9.58%
Less:
Security gains	—%	0.52%	—%	—%	—%
Add:
Merger and acquisition-related expenses	0.14%	1.30%	0.08%	0.09%	—%
Impact of Tax Reform Act	—%	—%	5.38%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	11.94%	11.79%	9.55%	9.40%	9.58%

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Net income, as reported	$20,831	$18,633	$6,827	$15,366	$14,880

Average total assets	$7,273,793	$6,927,309	$6,725,730	$6,681,042	$6,556,665
Less: Average goodwill and average identified intangible assets, net	168,185	152,377	144,226	144,747	145,269
Average tangible assets	$7,105,608	$6,774,932	$6,581,504	$6,536,295	$6,411,396

Return on average tangible assets (annualized)	1.17%	1.10%	0.41%	0.94%	0.93%

Average total stockholders' equity	$874,513	$829,598	$811,219	$804,666	$766,529
Less: Average goodwill and average identified intangible assets, net	168,185	152,377	144,226	144,747	145,269
Average tangible stockholders' equity	$706,328	$677,221	$666,993	$659,919	$621,260

Return on average tangible stockholders' equity (annualized)	11.80%	11.01%	4.09%	9.31%	9.58%

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Total stockholders' equity	$877,283	$865,777	$803,830	$804,762	$795,618
Less: Goodwill and identified intangible assets, net	167,587	168,593	143,934	144,453	144,972
Tangible stockholders' equity	$709,696	$697,184	$659,896	$660,309	$650,646

Total assets	$7,285,710	$7,248,114	$6,780,249	$6,686,284	$6,658,067
Less: Goodwill and identified intangible assets, net	167,587	168,593	143,934	144,453	144,972
Tangible assets	$7,118,123	$7,079,521	$6,636,315	$6,541,831	$6,513,095

Tangible equity ratio	9.97%	9.85%	9.94%	10.09%	9.99%

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Tangible stockholders' equity	$709,696	$697,184	$659,896	$660,309	$650,646

Common shares issued	85,177,172	85,177,172	81,695,695	81,695,695	81,695,695
Less:
Treasury shares	4,409,501	4,401,333	4,440,665	4,572,954	4,717,775
Unallocated ESOP	126,144	134,238	142,332	150,921	159,510
Unvested restricted stock	455,283	455,283	455,283	471,702	457,966
Common shares outstanding	80,186,244	80,186,318	76,657,415	76,500,118	76,360,444

Tangible book value per share	$8.85	$8.69	$8.61	$8.63	$8.52

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Dividends paid	$8,032	$6,914	$6,899	$6,899	$6,887

Net income, as reported	$20,831	$18,633	$6,827	$15,366	$14,880

Dividend payout ratio	38.56%	37.11%	101.05%	44.90%	46.28%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017

Allowance for loan and lease losses	$57,981	$58,714	$58,592	$65,413	$64,521
Less: Allowance for acquired loan and lease losses	1,961	910	1,040	1,003	1,188
Allowance for originated loan and lease losses	$56,020	$57,804	$57,552	$64,410	$63,333

Total loans and leases	$6,171,274	$6,114,461	$5,730,679	$5,639,440	$5,537,406
Less: Total acquired loans and leases	460,142	482,237	240,057	260,196	271,157
Total originated loan and leases	$5,711,132	$5,632,224	$5,490,622	$5,379,244	$5,266,249

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	0.98%	1.03%	1.05%	1.20%	1.20%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At June 30, 2018		At December 31, 2017
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,269,520	36.9%	$2,174,969	38.0%
Multi-family mortgage	816,311	13.2%	760,670	13.3%
Construction	178,335	2.9%	140,138	2.4%
Total commercial real estate loans	3,264,166	53.0%	3,075,777	53.7%
Commercial loans and leases:
Commercial	761,964	12.3%	705,004	12.3%
Equipment financing	920,643	14.9%	866,488	15.1%
Condominium association	53,537	0.9%	52,619	0.9%
Total commercial loans and leases	1,736,144	28.2%	1,624,111	28.3%
Consumer loans:
Residential mortgage	754,818	12.2%	660,065	11.5%
Home equity	382,597	6.2%	355,954	6.2%
Other consumer	33,549	0.5%	14,772	0.3%
Total consumer loans	1,170,964	18.9%	1,030,791	18.0%
Total loans and leases	6,171,274	100.1%	5,730,679	100.0%
Allowance for loan and lease losses	(57,981)		(58,592)
Net loans and leases	$6,113,293		$5,672,087

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2018:

	At June 30, 2018	At December 31, 2017	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,264,166	$3,075,777	$188,389	12.2%
Commercial	1,736,144	1,624,111	112,033	13.8%
Consumer	1,170,964	1,030,791	140,173	27.2%
Total loans and leases	$6,171,274	$5,730,679	$440,595	15.4%
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
The Company's current policy is that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $35.0 million unless approved by the Credit Committee, a committee of the Company's Board of Directors.

As of June 30, 2018, there were ten borrowers with loans and commitments over $35.0 million. The total of those loans and commitments were $438.7 million, or 6.1% of total loans and commitments, as of June 30, 2018.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.0% of total loans and leases outstanding as of June 30, 2018.
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
The commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($809.8 million), office buildings ($659.5 million), retail stores ($516.4 million), industrial properties ($373.9 million), mixed-use properties ($221.5 million), lodging services ($114.1 million) and food services ($52.0 million) as of June 30, 2018. At that date, approximately 97.3% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.2% of total loans outstanding as of June 30, 2018.
The commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($553.0 million), transportation services ($329.7 million), recreation services ($56.8 million), food services ($137.6 million), manufacturing ($97.0 million), rental and leasing services ($58.1 million) and retail ($65.8 million) as of June 30, 2018.
The Company provides commercial banking services to companies in its market area. Approximately 47.2% of the commercial loans outstanding as of June 30, 2018 were made to borrowers located in New England. The remaining 52.8% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.6% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.9% of total loans outstanding as of June 30, 2018. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2018, other consumer loans equaled $33.5 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2018, the Company had $61.4 million of total assets, including acquired assets, that were designated as criticized. This compares to $68.2 million of assets designated as criticized as of December 31, 2017. The decrease of $6.8 million in criticized assets was primarily due to charge-offs and paydowns of criticized loans during the first six months of 2018.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of June 30, 2018, the Company had nonperforming assets of $30.1 million, representing 0.41% of total assets, compared to nonperforming assets of $31.7 million, or 0.47% of total assets, as of December 31, 2017. The decrease in nonperforming assets was primarily driven by charge-offs on taxi medallion loans during the first six months of 2018.
The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company's loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.

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
As of June 30, 2018, the Company had loans and leases greater than 90 days past due and accruing of $12.3 million, or 0.20% of total loans and leases, compared to $3.0 million, or 0.05% of total loans and leases, as of December 31, 2017, representing an increase of $9.3 million. The increase in past due and accruing loans was primarily due to two commercial real estate loans which became greater than 90 days past due during the first six months of 2018.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,774	$3,313
Multi-family mortgage	568	608
Construction	640	860
Total commercial real estate loans	4,982	4,781

Commercial	9,487	11,619
Equipment financing	8,825	8,106
Total commercial loans and leases	18,312	19,725

Residential mortgage	1,571	1,979
Home equity	923	744
Other consumer	5	43
Total consumer loans	2,499	2,766

Total nonaccrual loans and leases	25,793	27,272

Other real estate owned	3,436	3,235
Other repossessed assets	916	1,184
Total nonperforming assets	$30,145	$31,691

Loans and leases past due greater than 90 days and accruing	$12,340	$3,020

Total nonperforming loans and leases as a percentage of total loans and leases	0.42%	0.48%
Total nonperforming assets as a percentage of total assets	0.41%	0.47%

Troubled Debt Restructured Loans and Leases
As of June 30, 2018, restructured loans included $2.1 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $11.1 million of commercial loans, $5.8 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.6 million of home equity loans. As of December 31, 2017, restructured loans included $5.0 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $13.9 million of commercial loans, $4.0 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.4 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$12,911	$16,241
On nonaccrual	9,391	9,770
Total troubled debt restructurings	$22,302	$26,011

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Balance at beginning of period	$22,904	$25,418	$26,011	$25,802
Additions	2,703	8,119	4,819	8,888
Net charge-offs	(584)	(99)	(688)	(92)
Repayments	(2,721)	(1,638)	(7,840)	(2,798)
Other reductions (1)	—	(922)	—	(922)
Balance at end of period	$22,302	$30,878	$22,302	$30,878
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
As of June 30, 2018, the Company had a portfolio of approximately $15.3 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2017, this portfolio was approximately $19.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2018 and 2017.

	At and for the Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714
Charge-offs	(100)	(3,456)	(49)	(3,605)
Recoveries	—	1,152	123	1,275
Provision (credit) for loan and lease losses	(216)	2,172	(359)	1,597
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

Total loans and leases	$3,264,166	$1,736,144	$1,170,964	$6,171,274
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.50%	0.41%	0.94%

	At and for the Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2017	$27,988	$33,283	$4,862	$66,133
Charge-offs	(205)	(3,095)	(65)	(3,365)
Recoveries	336	549	78	963
Provision (credit) for loan and lease losses	(165)	362	593	790
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

Total loans and leases	$2,936,187	$1,589,132	$1,012,087	$5,537,406
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.54%	1.17%

	At and for the Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(4,189)	(105)	(4,397)
Recoveries	—	1,353	209	1,562
Provision for loan and lease losses	36	2,623	(435)	2,224
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

Total loans and leases	$3,264,166	$1,736,144	$1,170,964	$6,171,274
Allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.50%	0.41%	0.94%

	At and for the Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(229)	(4,302)	(216)	(4,747)
Recoveries	476	691	183	1,350
Provision for loan and lease losses	62	13,804	386	14,252
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521

Total loans and leases	$2,936,187	$1,589,132	$1,012,087	$5,537,406
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.54%	1.17%

The allowance for loan and lease losses was $58.0 million as of June 30, 2018, or 0.94% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.6 million, or 1.02% of total loans and leases outstanding, as of December 31, 2017. The decrease in the allowance for loan and lease losses as a percentage of total loans and leases is largely a result of the addition of First Commons Bank loans and leases acquired at fair value to the total amount of the Company loans and leases, without a simultaneous addition of historical, pre-acquisition allowance for loan and lease losses and the decrease in loss factors due to favorable economic trends. Excluding the First Commons Bank loans, loans increased $190.9 million during the first six months of 2018 or 6.7% on an annualized basis.
Management believes that the allowance for loan and lease losses as of June 30, 2018 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $27.0 million, or 0.83% of total commercial real estate loans outstanding, as of June 30, 2018. This compared to an allowance for commercial real estate loan losses of $27.1 million, or 0.88% of total commercial real estate loans outstanding, as of December 31, 2017. There were no specific reserves on commercial real estate loans as of both June 30, 2018 and December 31, 2017.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.63% as of June 30, 2018 from 0.91% as of December 31, 2017. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans remained consistent at 0.16% as of June 30, 2018 and December 31, 2017.
Net charge-offs in the commercial real estate loan portfolio totaled $100.0 thousand for the three months ended June 30, 2018 compared to net recoveries of $131.0 thousand for the three month ended June 30, 2017. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended June 30, 2018 decreased to 0.01%, compared to annualized net recoveries for the three months ended June 30, 2017 was 0.02%.

Net charge-offs in the commercial real estate loan portfolio totaled $103.0 thousand for the six months ended June 30, 2018 compared to net recoveries of $247.0 thousand for the six month ended June 30, 2017. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the six months ended June 30, 2018 was 0.01% compared to annualized net recoveries for the six months ended June 30, 2017 was 0.02%.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $26.1 million, or 1.50% of total commercial loans and leases outstanding, as of June 30, 2018, compared to $26.3 million, or 1.62% of total commercial loans and leases outstanding, as of December 31, 2017. Specific reserves on commercial loans and leases decreased from $3.1 million as of December 31, 2017 to $2.4 million as of June 30, 2018. The $0.2 million decrease in the allowance for commercial loans and lease losses during 2018 was primarily due to an increase in charge-offs quarter over quarter.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.35% as of June 30, 2018, compared to 2.47% as of December 31, 2017. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 1.01% as of June 30, 2018 from 1.15% as of December 31, 2017.
Net charge-offs in the commercial loan and lease portfolio for the three months ended June 30, 2018 and June 30, 2017 were $2.3 million and $2.5 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended June 30, 2018 and June 30, 2017 were 0.53% and 0.65%, respectively.
Net charge-offs in the commercial loan and lease portfolio for the six months ended June 30, 2018 and June 30, 2017 were $2.8 million and $3.6 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the six months ended June 30, 2018 and June 30, 2017 were 0.33% and 0.47%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.8 million, or 0.41% of total consumer loans outstanding, as of June 30, 2018, compared to $5.1 million, or 0.50% of consumer loans outstanding, as of December 31, 2017. Specific reserves on consumer loans were $94.0 thousand and $22.0 thousand as of June 30, 2018 and December 31, 2017, respectively.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.18% as of June 30, 2018 from 0.21% as of December 31, 2017. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of June 30, 2018. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $74.0 thousand for the three months ended June 30, 2018 compared to net recoveries of $13.0 thousand for the three months ended June 30, 2017. Provisions (credit) for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
Net recoveries in the consumer loan portfolio totaled $104.0 thousand for the six months ended June 30, 2018 compared to net charge-offs of $33.0 thousand for the six months ended June 30, 2017. Provisions (credit) for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2018			At December 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,462	35.4%	36.9%	$20,089	34.3%	38.0%
Multi-family mortgage	5,239	9.0%	13.2%	5,667	9.7%	13.3%
Construction	1,344	2.3%	2.9%	1,356	2.3%	2.4%
Total commercial real estate loans	27,045	46.7%	53.0%	27,112	46.3%	53.7%
Commercial	14,787	25.5%	12.3%	15,366	26.2%	12.3%
Equipment financing	10,966	18.9%	14.9%	10,586	18.1%	15.1%
Condominium association	367	0.6%	0.9%	381	0.7%	0.9%
Total commercial loans and leases	26,120	45.0%	28.1%	26,333	45.0%	28.3%
Residential mortgage	2,573	4.4%	12.2%	2,743	4.7%	11.5%
Home equity	2,096	3.6%	6.2%	2,219	3.8%	6.2%
Other consumer	147	0.3%	0.5%	185	0.2%	0.3%
Total consumer loans	4,816	8.3%	18.9%	5,147	8.7%	18.0%
Total	$57,981	100.0%	100.0%	$58,592	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $19.9 million, or 5.6% on an annualized basis, to $730.8 million as of June 30, 2018 from $710.9 million as of December 31, 2017. The increase was primarily driven by increases in deposit balances, loans and leases, and investment securities. Cash, cash equivalents, and investment securities were 10.0% of total assets as of June 30, 2018, compared to 10.5% of total assets at December 31, 2017.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,716	$179,954	$151,483	$149,924
GSE CMOs	118,782	112,878	131,082	127,022
GSE MBSs	187,181	181,638	191,281	189,313
SBA commercial loan asset- backed securities	57	57	73	72
Corporate debt obligations	50,752	49,695	62,811	62,683
U.S. Treasury bonds	33,550	33,416	8,785	8,730
Trust preferred securities	—	—	1,471	1,398
Total debt securities	575,038	557,638	546,986	539,142
Marketable equity securities	983	964	978	982
Total investment securities available-for-sale	$576,021	$558,602	$547,964	$540,124
Investment securities held-to-maturity:
GSE debentures	$50,535	$48,921	$41,612	$40,801
GSE MBSs	12,785	12,409	13,923	13,705
Municipal obligations	52,850	52,075	53,695	53,517
Foreign government obligations	500	498	500	500
Total investment securities held-to-maturity	$116,670	$113,903	$109,730	$108,523

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, and trust preferred securities, all of which are included in Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $43.6 million for the six months ended June 30, 2018 compared to $36.9 million for the same period in 2017. For the six months ended June 30, 2018, the Company sold $1.5 million of investment securities, compared to none for the same period in 2017. For the six months ended June 30, 2018, the Company purchased $73.9 million of investment securities available-for-sale, compared to $52.4 million in purchases of investment securities available-for-sale for the same period in 2017.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $1.8 million for the six months ended June 30, 2018 compared to $2.1 million for the same period in 2017. There were no sales of investment securities held-to-maturity for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, the Company purchased $8.9 million of investment securities held-to-maturity, compared to $23.9 million in purchases of investment securities held-to-maturity for the same period in 2017.

As of June 30, 2018, the fair value of all investment securities available-for-sale was $558.6 million and carried a total of $17.4 million of net unrealized losses, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of June 30, 2018, $524.2 million, or 93.8%, of the portfolio, had gross unrealized losses of $17.7 million. This compares to $469.2 million, or 86.9%, of the portfolio with gross unrealized losses of $8.4 million as of December 31, 2017. The Company's unrealized loss position has increased in 2018 driven by higher long-term interest rates.
As of June 30, 2018, the fair value of all investment securities held-to-maturity was $113.9 million and carried a total of $2.8 million of net unrealized losses, compared to a fair value of $108.5 million and net unrealized losses of $1.2 million as of December 31, 2017. As of June 30, 2018, $110.2 million, or 96.8%, of the portfolio, had gross unrealized losses of $2.8 million. This compares to $92.9 million, or 85.6%, of the portfolio with gross unrealized losses of $1.4 million as of December 31, 2017. The Company's unrealized loss position increased in 2018 driven by higher long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2018. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2018, the excess balance of capital stock is $3.1 million, as compared to no excess balance at December 31, 2017.
As of June 30, 2018, the Company owned stock in the FHLBB with a carrying value of $50.2 million, an increase of $7.8 million from $42.4 million as of December 31, 2017. As of June 30, 2018, the FHLBB had total assets of $63.7 billion and total capital of $3.5 billion, of which $1.4 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of June 30, 2018 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of March 31, 2018.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. As of June 30, 2018 the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.0 million, compared to a carrying value of $16.8 million at December 31,2017.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange.
Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2018			At December 31, 2017
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,002,954	19.3%	—%	$942,583	19.3%	—%
Interest-bearing deposits:
NOW accounts	346,936	6.7%	0.08%	350,568	7.2%	0.07%
Savings accounts	603,079	11.6%	0.27%	646,359	13.3%	0.25%
Money market accounts	1,704,652	32.8%	1.01%	1,724,363	35.4%	0.56%
Certificate of deposit accounts	1,540,659	29.6%	1.67%	1,207,470	24.8%	1.27%
Total interest-bearing deposits	4,195,326	80.7%	1.07%	3,928,760	80.7%	0.68%
Total deposits	$5,198,280	100.0%	0.86%	$4,871,343	100.0%	0.55%

Total deposits increased $326.9 million to $5.2 billion as of June 30, 2018, compared to $4.9 billion as of December 31, 2017. Deposits as a percentage of total assets decreased to 71.3% as of June 30, 2018, compared to 71.8% as of December 31, 2017.
As of June 30, 2018, the Company had $336.5 million of brokered deposits compared to $274.7 million as of December 31, 2017. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $333.2 million during the six months ended June 30, 2018. Certificates of deposit have also increased as a percentage of total deposits to 29.6% as of June 30, 2018 from 24.8% as of December 31, 2017.
During the six months ended June 30, 2018, core deposits decreased $6.3 million. The ratio of core deposits to total deposits decreased from 75.2% as of December 31, 2017 to 70.4% as of June 30, 2018, primarily due to the shift in deposit mix and increase in certificate of deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,003,985	19.5%	—%	$900,302	19.2%	—%
NOW accounts	346,410	6.7%	0.07%	316,486	6.8%	0.07%
Savings accounts	609,758	11.9%	0.27%	592,150	12.7%	0.20%
Money market accounts	1,767,509	34.3%	0.80%	1,767,973	37.8%	0.48%
Total core deposits	3,727,662	72.4%	0.43%	3,576,911	76.5%	0.28%
Certificate of deposit accounts	1,422,782	27.6%	1.47%	1,101,094	23.5%	1.11%
Total deposits	$5,150,444	100.0%	0.72%	$4,678,005	100.0%	0.47%

	Six Months Ended June 30,
	2018			2017
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$968,035	19.2%	—%	$899,396	19.4%	—%
NOW accounts	341,228	6.8%	0.07%	318,567	6.9%	0.07%
Savings accounts	629,382	12.4%	0.26%	603,057	12.9%	0.20%
Money market accounts	1,769,923	35.1%	0.69%	1,756,318	37.9%	0.48%
Total core deposits	3,708,568	73.5%	0.38%	3,577,338	77.1%	0.27%
Certificate of deposit accounts	1,335,401	26.5%	1.40%	1,061,740	22.9%	1.09%
Total deposits	$5,043,969	100.0%	0.65%	$4,639,078	100.0%	0.46%

As of June 30, 2018 and December 31, 2017, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At June 30, 2018		At December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$188,725	1.35%	$157,263	0.96%
Over six months through 12 months	225,143	1.62%	134,297	1.08%
Over 12 months	346,776	2.12%	244,348	1.73%
Total certificate of deposit of $100,000 or more	$760,644	1.78%	$535,908	1.34%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,148,095	$1,027,196	$1,112,115	$1,050,261
Maximum amount outstanding at any month-end during the period	1,209,310	1,093,693	1,209,310	1,093,693
Balance outstanding at end of period	1,110,923	1,066,643	1,110,923	1,066,643
Weighted average interest rate for the period	2.11%	1.56%	2.00%	1.56%
Weighted average interest rate at end of period	2.16%	1.68%	2.16%	1.68%
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
FHLBB borrowings increased by $101.1 million to $991.1 million as of June 30, 2018 from the December 31, 2017 balance of $889.9 million. The increase in FHLBB borrowings was primarily due to an increase in new advances from the FHLBB to fund loan growth.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 26, 2018	$4,791	$4,778
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 17, 2018	4,686	4,668
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,875	73,825
			Total	$83,352	$83,271
The above carrying amounts of the subordinated debentures included $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of June 30, 2018. This compares to $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of December 31, 2017.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $1.2 million to $36.5 million as of June 30, 2018 from $37.6 million as of December 31, 2017.
The Company has access to a $12.0 million committed line of credit as of June 30, 2018. As of June 30, 2018 and December 31, 2017, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $221.0 million. As of June 30, 2018 , the Company did not have any borrowings on these uncommitted lines of credit as compared to December 31, 2017, when the Company had $10.0 million in borrowings on the uncommitted lines.

Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2018 or December 31, 2017.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2018 and December 31, 2017:

	At June 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$544,457	$494,659
Pay fixed, receive variable	544,457	494,659
Risk participation-out agreements	39,172	36,627
Risk participation-in agreements	3,825	3,825
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$5,617	$1,495
Sells foreign currency, buys U.S. currency	5,641	1,502
Fixed weighted average interest rate from the Company to counterparty	4.23%	4.17%
Floating weighted average interest rate from counterparty to the Company	4.01%	3.19%
Weighted average remaining term to maturity (in months)	86	81
Fair value:
Recognized as an asset:
Loan level derivatives	$17,514	$8,865
Risk participation-out agreements	33	65
Foreign exchange contracts	39	72
Recognized as a liability:
Loan level derivatives	$17,514	$8,865
Risk participation-in agreements	5	10
Foreign exchange contracts	34	65
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $877.3 million as of June 30, 2018, representing a $73.5 million increase compared to $803.8 million at December 31, 2017. The increase primarily reflects net income attributable to the Company of $39.5 million for the six months ended June 30, 2018 and an increase of $55.2 million related to acquisition of First Commons Bank, which was partially offset by an unrealized loss on securities available-for-sale of $7.5 million and dividends paid by the Company of $14.9 million in that same period.
Stockholders' equity represented 12.04% of total assets as of June 30, 2018 and 11.86% of total assets as of December 31, 2017. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.97% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2018 and 9.94% as of December 31, 2017.
The dividend payout ratio was 38.56% for the three months ended June 30, 2018, compared to 46.28% for the same period of 2017 and 37.87% for the six months ended June 30, 2018, compared to 46.73% for the same period of 2017.
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
Net Interest Income
Net interest income increased $7.1 million to $62.7 million for the three months ended June 30, 2018 from $55.6 million for the three months ended June 30, 2017. This overall increase reflects a $12.2 million increase in interest income on loans and leases and a $0.7 million increase in interest income on investment securities, offset by a $5.8 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2018 and June 30, 2017 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2018 and June 30, 2017 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $13.5 million to $122.2 million for the six months ended June 30, 2018 from $108.7 million for the six months ended June 30, 2017. This overall increase reflects an $20.9 million increase in interest income on loans and leases and a $1.2 million increase in interest income on investment securities, offset by a $8.6 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2018 and June 30, 2017 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2018 and June 30, 2017 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 5 basis points to 3.64% for the three months ended June 30, 2018 from 3.59% for the three months ended June 30, 2017. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.78% for the three months ended June 30, 2018 from 4.46% for the three months ended June 30, 2017. Interest amortization and accretion on acquired loans totaled $0.2 million and contributed 1 basis point to loan yields during the three months ended June 30, 2018 compared to $0.3 million, or 2 basis points, for the three months ended June 30, 2017. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment offset by a comparable increase in funding costs.
Net interest margin increased by 9 basis points to 3.65% for the six months ended June 30, 2018 from 3.56% for the six months ended June 30, 2017. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.69% for the six months ended June 30, 2018 from 4.40% for the six months ended June 30, 2017. Interest amortization and accretion on acquired loans totaled $0.2 million and contributed 1 basis point to loan yields during the six months ended June 30, 2018 compared, to $0.4 million, or 1 basis point, for the six months ended June 30, 2017. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment offset by a comparable increase in funding costs.
The yield on interest-earning assets increased to 4.52% for the three months ended June 30, 2018 from 4.19% for the three months ended June 30, 2017. This increase is the result of higher yields on loans and leases, partially offset by a decrease in prepayment penalties and late charges. During the three months ended June 30, 2018, the Company recorded $0.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended June 30, 2018, compared to $1.0 million, or 7 basis points, for the three months ended June 30, 2017.

The yield on interest-earning assets increased to 4.44% for the six months ended June 30, 2018 from 4.14% for the three months ended June 30, 2017. This increase is the result of higher yields on loans and leases and an increase in prepayment penalties and late charges. During the six months ended June 30, 2018, the Company recorded $1.6 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the six months ended June 30, 2018. The company recorded minimal prepayment penalties and did not contribute any basis point to yields on interest-earning assets in the six months ended June 30, 2017.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 36 basis points to 1.16% for the three months ended June 30, 2018 from 0.80% for the three months ended June 30, 2017. The overall cost of funds (including non-interest-bearing demand checking accounts) increased 28 basis points to 1.07% for the six months ended June 30, 2018 from 0.79% for the six months ended June 30, 2017. Refer to "Financial Condition - Borrowed Funds" above for more details.
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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2018 and June 30, 2017. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$666,182	$3,617	2.17%	$638,798	$3,267	2.05%
Marketable and restricted equity securities	69,395	1,004	5.78%	68,629	799	4.66%
Short-term investments	41,155	179	1.74%	43,739	95	0.87%
Total investments	776,732	4,800	2.47%	751,166	4,161	2.22%
Commercial real estate loans (2)	3,250,488	36,372	4.43%	2,942,927	30,368	4.08%
Commercial loans (2)	823,860	9,323	4.48%	728,014	7,665	4.17%
Equipment financing (2)	907,089	15,739	6.94%	826,877	13,810	6.68%
Residential mortgage loans (2)	759,866	7,552	3.98%	639,449	5,859	3.67%
Other consumer loans (2)	406,144	4,464	4.40%	362,404	3,677	4.07%
Total loans and leases	6,147,447	73,450	4.78%	5,499,671	61,379	4.46%
Total interest-earning assets	6,924,179	78,250	4.52%	6,250,837	65,540	4.19%
Allowance for loan and lease losses	(59,247)			(66,853)
Non-interest-earning assets	408,861			372,681
Total assets	$7,273,793			$6,556,665
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$346,410	65	0.07%	$316,486	54	0.07%
Savings accounts	609,758	405	0.27%	592,150	300	0.20%
Money market accounts	1,767,509	3,530	0.80%	1,767,973	2,131	0.48%
Certificate of deposit	1,422,782	5,219	1.47%	1,101,094	3,058	1.11%
Total interest-bearing deposits (3)	4,146,459	9,219	0.89%	3,777,703	5,543	0.59%
Advances from the FHLBB	1,018,130	4,696	1.82%	896,565	2,755	1.22%
Subordinated debentures and notes	83,330	1,296	6.22%	83,165	1,271	6.11%
Other borrowed funds	46,635	146	1.26%	47,466	34	0.29%
Total borrowed funds	1,148,095	6,138	2.11%	1,027,196	4,060	1.56%
Total interest-bearing liabilities	5,294,554	15,357	1.16%	4,804,899	9,603	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,003,985			900,302
Other non-interest-bearing liabilities	91,889			77,682
Total liabilities	6,390,428			5,782,883
Brookline Bancorp, Inc. stockholders' equity	874,513			766,529
Noncontrolling interest in subsidiary	8,852			7,253
Total liabilities and stockholders' equity	$7,273,793			$6,556,665
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		62,893	3.36%		55,937	3.39%
Less adjustment of tax-exempt income		176			354
Net interest income		$62,717			$55,583
Net interest margin (5)			3.64%			3.59%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.72% and 0.48% in the three months ended June 30, 2018 and June 30, 2017, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$656,893	$6,994	2.13%	$626,229	$6,377	2.04%
Marketable and restricted equity securities	66,774	1,927	5.77%	69,066	1,517	4.39%
Short-term investments	35,938	299	1.67%	37,965	162	0.86%
Total investments	759,605	9,220	2.43%	733,260	8,056	2.20%
Commercial real estate loans (2)	3,183,959	69,801	4.36%	2,936,671	59,835	4.05%
Commercial loans (2)	805,002	17,747	4.39%	715,377	14,778	4.11%
Equipment financing (2)	891,284	30,603	6.87%	816,565	26,924	6.59%
Residential mortgage loans (2)	732,418	14,285	3.90%	637,179	11,468	3.60%
Other consumer loans (2)	394,235	8,405	4.29%	361,602	7,172	4.00%
Total loans and leases	6,006,898	140,841	4.69%	5,467,394	120,177	4.40%
Total interest-earning assets	6,766,503	150,061	4.44%	6,200,654	128,233	4.14%
Allowance for loan and lease losses	(59,117)			(60,618)
Non-interest-earning assets	394,124			369,152
Total assets	$7,101,510			$6,509,188
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$341,228	123	0.07%	$318,567	109	0.07%
Savings accounts	629,382	806	0.26%	603,057	610	0.20%
Money market accounts	1,769,923	6,088	0.69%	1,756,318	4,140	0.48%
Certificate of deposit	1,335,401	9,301	1.40%	1,061,740	5,764	1.09%
Total interest-bearing deposits (3)	4,075,934	16,318	0.81%	3,739,682	10,623	0.57%
Advances from the FHLBB	987,385	8,444	1.70%	913,102	5,612	1.22%
Subordinated debentures and notes	83,310	2,578	6.19%	83,145	2,531	6.09%
Other borrowed funds	41,420	165	0.80%	54,014	90	0.34%
Total borrowed funds	1,112,115	11,187	2.00%	1,050,261	8,233	1.56%
Total interest-bearing liabilities	5,188,049	27,505	1.07%	4,789,943	18,856	0.79%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	968,035			899,396
Other non-interest-bearing liabilities	84,570			74,763
Total liabilities	6,240,654			5,764,102
Brookline Bancorp, Inc. stockholders' equity	852,180			737,971
Noncontrolling interest in subsidiary	8,676			7,115
Total liabilities and stockholders' equity	$7,101,510			$6,509,188
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		122,556	3.37%		109,377	3.35%
Less adjustment of tax-exempt income		348			696
Net interest income		$122,208			$108,681
Net interest margin (5)			3.65%			3.56%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.65% and 0.46% in the six months ended June 30, 2018 and June 30, 2017, respectively.
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

	Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$148	$202	$350	$325	$292	$617
Marketable and restricted equity securities	9	196	205	(51)	461	410
Short-term investments	(6)	90	84	(9)	146	137
Total investments	151	488	639	265	899	1,164
Loans and leases:
Commercial real estate loans	3,297	2,707	6,004	5,221	4,745	9,966
Commercial loans and leases	1,060	598	1,658	1,923	1,046	2,969
Equipment financing	1,377	552	1,929	2,512	1,167	3,679
Residential mortgage loans	1,169	524	1,693	1,809	1,008	2,817
Other consumer loans	471	316	787	684	549	1,233
Total loans	7,374	4,697	12,071	12,149	8,515	20,664
Total change in interest and dividend income	7,525	5,185	12,710	12,414	9,414	21,828
Interest expense:
Deposits:
NOW accounts	11	—	11	14	—	14
Savings accounts	8	97	105	25	171	196
Money market accounts	(1)	1,400	1,399	34	1,914	1,948
Certificate of deposit	1,024	1,137	2,161	1,682	1,855	3,537
Total deposits	1,042	2,634	3,676	1,755	3,940	5,695
Borrowed funds:
Advances from the FHLBB	419	1,522	1,941	485	2,347	2,832
Subordinated debentures and notes	2	23	25	5	42	47
Other borrowed funds	(1)	113	112	(25)	100	75
Total borrowed funds	420	1,658	2,078	465	2,489	2,954
Total change in interest expense	1,462	4,292	5,754	2,220	6,429	8,649
Change in tax-exempt income	(178)	—	(178)	(348)	—	(348)
Change in net interest income	$6,241	$893	$7,134	$10,542	$2,985	$13,527

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$36,372	$30,369	$6,003	19.8%	$69,801	$59,835	$9,966	16.7%
Commercial loans	9,202	7,423	1,779	24.0%	17,506	14,297	3,209	22.4%
Equipment financing	15,738	13,810	1,928	14.0%	30,603	26,924	3,679	13.7%
Residential mortgage loans	7,552	5,859	1,693	28.9%	14,285	11,468	2,817	24.6%
Other consumer loans	4,465	3,677	788	21.4%	8,406	7,172	1,234	17.2%
Total interest income—loans and leases	$73,329	$61,138	$12,191	19.9%	$140,601	$119,696	$20,905	17.5%
Interest income from loans and leases was $73.3 million for the three months ended June 30, 2018, and represented a yield on total loans of 4.78%. This compares to $61.1 million of interest on loans and a yield of 4.46% for June 30, 2017. The $12.2 million increase in interest income from loans and leases was primarily attributable to an increase of $7.4 million due to an increase in origination volume and an increase of $4.7 million due to the changes in interest rates.
Accretion on acquired loans and leases totaled $0.2 million, or 1 basis point to the Company's net interest margin for the three months ended June 30, 2018, compared to $0.3 million and 2 basis points for the three months ended June 30, 2017.
Interest income from loans and leases was $140.6 million for the six months ended June 30, 2018, and represented a yield on total loans of 4.69%. This compares to $119.7 million of interest on loans and a yield of 4.40% for June 30, 2017. The $20.9 million increase in interest income from loans and leases was primarily attributable to an increase of $12.1 million due to an increase in origination volume and an increase of $8.5 million due to the changes in interest rates.
Accretion on acquired loans and leases totaled $0.2 million, or 1 basis point to the Company's net interest margin for the six months ended June 30, 2018, compared to $0.4 million and 1 basis point for the six months ended June 30, 2017.
Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,563	$3,156	$407	12.9%	$6,886	$6,156	$730	11.9%
Marketable and restricted equity securities	1,003	797	206	25.8%	1,927	1,523	404	26.5%
Short-term investments	179	95	84	88.4%	299	162	137	84.6%
Total interest income—investments	$4,745	$4,048	$697	17.2%	$9,112	$7,841	$1,271	16.2%
Total investment income was $4.7 million for the three months ended June 30, 2018 compared to $4.0 million for the three months ended June 30, 2017. As of June 30, 2018 and 2017, the yield on total investments was 2.5% and 2.2%, respectively. The year over year increase in interest income on investments of $0.7 million, or 17.2%, was driven by a $488.0 thousand increase due to rates and a $151.0 thousand increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$65	$54	$11	20.4%	$123	$109	$14	12.8%
Savings accounts	405	300	105	35.0%	806	610	196	32.1%
Money market accounts	3,530	2,131	1,399	65.6%	6,088	4,140	1,948	47.1%
Certificates of deposit	5,219	3,058	2,161	70.7%	9,301	5,764	3,537	61.4%
Total interest expense - deposits	9,219	5,543	3,676	66.3%	16,318	10,623	5,695	53.6%
Borrowed funds:
Advances from the FHLBB	4,696	2,755	1,941	70.5%	8,444	5,612	2,832	50.5%
Subordinated debentures and notes	1,296	1,271	25	2.0%	2,578	2,531	47	1.9%
Other borrowed funds	146	34	112	329.4%	165	90	75	83.3%
Total interest expense - borrowed funds	6,138	4,060	2,078	51.2%	11,187	8,233	2,954	35.9%
Total interest expense	$15,357	$9,603	$5,754	59.9%	$27,505	$18,856	$8,649	45.9%
Deposits
For the three months ended June 30, 2018, interest expense on deposits increased $3.7 million, or 66.3%, as compared to the same period in 2017. Interest expense increased $2.6 million due to an increase in interest rates and $1.0 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the three months ended June 30, 2018 was $245.0 thousand and one basis point, compared to no amortization for the three months ended June 30, 2017.
Interest expense on deposits increased $5.7 million, or 53.6%, to $16.3 million for the six months ended June 30, 2018 from $10.6 million for the six months ended June 30, 2017. The increase in interest expense on deposits was due to a $3.9 million increase due to rate increases and a $1.8 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2018 was $327.0 thousand and one basis point, compared to no amortization for the six months ended June 30, 2017.
Borrowed Funds
During the three months ended June 30, 2018, interest paid on borrowed funds increased $2.1 million, or 51.2% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds increased to 2.11% for the three months ended June 30, 2018 from 1.56% for the three months ended June 30, 2017. The increase in interest expense was driven by an increase of $1.7 million due to borrowing rates and an increase of $0.4 million due to volume. For the three months ended June 30, 2018, there was purchase accounting accretion of $15.0 thousand or zero basis points on acquired borrowed funds compared to amortization of $0.5 million and three basis points for the three months ended June 30, 2017.
Interest expense on borrowed funds increased by $3.0 million, or 35.9%, to $11.2 million for the six months ended June 30, 2018 from $8.2 million for the six months ended June 30, 2017. The cost of borrowed funds increased to 2.00% for the six months ended June 30, 2018 from 1.56% for the six months ended June 30, 2017. The increase in interest expense was driven by an increase of $2.5 million due to borrowing rates and an increase of $0.5 million due to volume. For the six months ended June 30, 2018, there was purchase accounting accretion of $31.0 thousand and zero basis points on acquired borrowed funds compared to amortization of $1.0 million and three basis points for the six months ended June 30, 2017.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2018	2017	Change	Change	2018	2017	Change	Change
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$(216)	$(165)	$(51)	(30.9)%	$36	$62	$(26)	41.9%
Commercial	2,172	362	1,810	500.0%	2,623	13,804	(11,181)	(81.0)%
Consumer	(359)	593	(952)	160.5%	(435)	386	(821)	(212.7)%
Total provision for loan and lease losses	1,597	790	807	102.2%	2,224	14,252	(12,028)	(84.4)%
Unfunded credit commitments	(127)	83	(210)	(253.0)%	(113)	23	(136)	(591.3)%
Total provision for credit losses	$1,470	$873	$597	68.4%	$2,111	$14,275	$(12,164)	(85.2)%
For the three months ended June 30, 2018, the provision for credit losses increased $0.6 million, or 68.4%, to $1.5 million from $0.9 million for the three months ended June 30, 2017. The increase in the provision for credit losses for the three months ended June 30, 2018 was primarily driven by an additional reserve requirement for one commercial real estate loan, partially offset by lower reserves required due to changes in historical loss factors applied across loan portfolios during the second quarter of 2018.
For the six months ended June 30, 2018, the provision for credit losses decrease $12.2 million, or 85.2%, to $2.1 million from $14.3 million for the six months ended June 30, 2017. The decrease in the provision for credit losses for the six months ended June 30, 2018 was primarily driven by lesser specific reserves requirement for taxi medallion loans due to charge-offs, offset by additional reserves provided for loan growth during the first six months of 2018.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Deposit fees	$2,620	$2,552	$68	2.7%	$5,083	$4,961	$122	2.5%
Loan fees	330	229	101	44.1%	620	490	130	26.5%
Loan level derivative income, net	571	186	385	207.0%	1,437	588	849	144.4%
Gain on sales of investment securities, net	—	—	—	—%	1,162	11,393	(10,231)	(89.8)%
Gain on sales of loans and leases held-for-sale	722	307	415	135.2%	1,021	660	361	54.7%
Other	1,283	1,203	80	6.7%	2,371	2,293	78	3.4%
Total non-interest income	$5,526	$4,477	$1,049	23.4%	$11,694	$20,385	$(8,691)	(42.6)%
For the three months ended June 30, 2018, non-interest income increased $1.0 million, or 23.4%, to $5.5 million as compared to $4.5 million for the same period of 2017. This increase is primarily due to a $0.1 million increase in loan fees, a $0.4 million increase in loan level derivative income, and a $0.4 million increase in gain on sales of loans and leases held-for-sale.
For the six months ended June 30, 2018, non-interest income decreased $8.7 million, or 42.6%, to $11.7 million as compared to $20.4 million for the same period of 2017. This decrease is primarily due to a $10.2 million decrease in gain on sales of investment securities, offset by a $0.8 million increase in loan level derivative income and a $0.4 million increase in gain on sales of loans and leases held-for-sale.
Loan fees increased $0.1 million, or 44.1%, to $0.3 million for the three months ended June 30, 2018 from $0.2 million for the same period of 2017, primarily driven by an increase in loan originations.
Loan level derivative income increased $0.4 million, or 207.0%, to $0.6 million for the three months ended June 30, 2018 from $0.2 million for the same period of 2017, and increased $0.8 million, or 144.4% to $1.4 million for the six months ended June 30, 2018 from $0.6 million for the same period of 2017, primarily driven by an increase in loan level derivative transactions completed for the three and six months ended June 30, 2018.
No gain on sales of investment securities were recorded for the three months ended June 30, 2018 and 2017 and decreased by $10.2 million, or (89.8)% for the six months ended June 30, 2018 from $11.4 million for the same period of 2017, primarily driven by the gain on the sale of investment securities in the first quarter 2017.
Gain on sales of loans and leases held-for-sale increased $0.4 million, or 135.2%, to $0.7 million for the three months ended June 30, 2018 from $0.3 million for the same period of 2017, and increased $0.4 million, or 54.7% to $1.0 million for the six months ended June 30, 2018 from $0.7 million for the same period of 2017, primarily driven by an increase in participation/syndication loans with gains in 2018.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Compensation and employee benefits	$22,565	$20,910	$1,655	7.9%	$44,879	$40,694	$4,185	10.3%
Occupancy	3,879	3,657	222	6.1%	7,838	7,302	536	7.3%
Equipment and data processing	4,368	4,164	204	4.9%	8,986	8,227	759	9.2%
Professional services	1,055	1,036	19	1.8%	2,199	2,142	57	2.7%
FDIC insurance	514	951	(437)	-46.0%	1,149	1,806	(657)	-36.4%
Advertising and marketing	1,118	857	261	30.5%	2,175	1,674	501	29.9%
Amortization of identified intangible assets	539	519	20	3.9%	1,006	1,051	(45)	-4.3%
Merger and acquisition expense	334	—	334	100.0%	3,239	—	3,239	100.0%
Other	3,330	2,701	629	23.3%	6,169	5,655	514	9.1%
Total non-interest expense	$37,702	$34,795	$2,907	8.4%	$77,640	$68,551	$9,089	13.3%
For the three months ended June 30, 2018, non-interest expense increased $2.9 million, or 8.4%, to $37.7 million as compared to $34.8 million for the same period in 2017. The increase is due to a $1.7 million increase in compensation and employee benefits expense, a $0.3 million increase in merger and acquisition expense and a $0.6 million increase in other expense, primarily due to the closing of the First Commons Bank acquisition.
For the six months ended June 30, 2018, non-interest expense increased $9.1 million, or 13.3%, to $77.6 million as compared to $68.6 million for the same period in 2017. This increase is primarily due to a $4.2 million increase in compensation and employee benefits expense, a $0.8 million increase in equipment and data processing expense, and a $3.2 million increase in merger and acquisition expense, primarily due to the closing of the First Commons Bank acquisition.
The efficiency ratio decreased to 55.25% for the three months ended June 30, 2018 from 57.93% for the same period in 2017, and increased to 57.98% for the six months ended June 30, 2018 from 53.11% for the same period in 2017. The increase was primarily driven by First Commons Bank acquisition expense.

Compensation and employee benefits expense increased $1.7 million, or 7.9%, to $22.6 million for the three months ended June 30, 2018 from $20.9 million for the same period in 2017 and increased $4.2 million, or 10.3% to $44.9 million for the six months ended June 30, 2018 from $40.7 million for the same period in 2017, primarily driven by an increase in employee headcount and incentive plan expenses.
Equipment and data processing expense increased $0.8 million, or 9.2%, to $9.0 million for the six months ended June 30, 2018 from $8.2 million for the same period in 2017, primarily driven by an increase related to core processing, core processing/shared services, addition of First Commons Bank, and an increase in cost of additional software licenses.
Merger and acquisition expense increased $0.3 million, or 100.0%, to $0.3 million for the three months ended June 30, 2018 from zero for the same period in 2017 and increased $3.2 million, or 100.0%, to $3.2 million for the six months ended June 30, 2018 from zero for the same period in 2017, due to the closing of the First Commons Bank acquisition.
Other expense increased $0.6 million, or 23.3%, to $3.3 million for the three months ended June 30, 2018 from $2.7 million for the same period in 2017, primarily driven by customer losses & charge offs, OREO expense and legal-loan related expense.
Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Income before provision for income taxes	$29,071	$24,392	$4,679	19.2%	$54,151	$46,240	$7,911	17.1%
Provision for income taxes	7,342	8,759	(1,417)	(16.2)%	12,994	16,594	(3,600)	(21.7)%
Net income, before non-controlling interest in subsidiary	$21,729	$15,633	$6,096	39.0%	$41,157	$29,646	$11,511	38.8%
Effective tax rate	25.3%	35.9%	N/A	(29.5)%	24.0%	35.9%	N/A	(33.1)%
The Company recorded income tax expense of $7.3 million for the three months ended June 30, 2018, compared to $8.8 million for the three months ended June 30, 2017, representing effective tax rates of 25.3% and 35.9%, respectively. The Company recorded income tax expense of $13.0 million for the six months ended June 30, 2018, compared to $16.6 million for the six months ended June 30, 2017, representing effective tax rates of 24.0% and 35.9%, respectively. The decrease in the Company's effective tax rate for the three and six months ended June 30, 2018 was due to the enactment of the Tax Reform Act.
In the third quarter of 2017, the Company was notified by the Internal Revenue Service (IRS) of its intent to examine the Company's 2015 consolidated federal income tax return. In the second quarter of 2018, the Company was notified by the IRS that the examination was complete with no changes to the Company's 2015 reported federal income tax.
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
Deposits, which are considered the most stable source of liquidity, totaled $5.2 billion as of June 30, 2018 and represented 82.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.9 billion, or 82.7% of total funding, as of December 31, 2017. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.7 billion as of June 30, 2018 and represented 70.4% of total deposits, compared to core deposits of $3.7 billion, or 75.2% of total deposits, as of December 31, 2017. Additionally, the Company had $336.5 million of brokered deposits as of June 30, 2018, which represented 6.5% of total deposits, compared to $274.7 million or 5.6% of total deposits, as of December 31, 2017. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of June 30, 2018, representing 17.6% of total funding, compared to $1.0 billion, or 17.3% of total funding, as of December 31, 2017.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2018 and December 31, 2017, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.8 billion as compared to $1.7 billion as of December 31, 2017, based on the level of qualifying collateral available for these borrowings.
As of June 30, 2018, the Banks also have access to funding through certain uncommitted lines of credit of $221.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2018. As of June 30, 2018, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $77.4 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2018. As of June 30, 2018, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of June 30, 2018, cash, cash equivalents and investment securities available-for-sale totaled $614.1 million, or 8.4% of total assets. This compares to $601.1 million, or 8.9% of total assets as of December 31, 2017.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2018	At December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$51,114	$76,653
Commercial	143,063	83,032
Residential mortgage	25,765	28,745
Unadvanced portion of loans and leases	607,560	571,668
Unused lines of credit:
Home equity	452,882	407,552
Other consumer	26,068	34,191
Other commercial	388	323
Unused letters of credit:
Financial standby letters of credit	10,211	12,422
Performance standby letters of credit	1,036	736
Commercial and similar letters of credit	184	184
Loan level derivatives:
Receive fixed, pay variable	544,457	494,659
Pay fixed, receive variable	544,457	494,659
Risk participation-out agreements	39,172	36,627
Risk participation-in agreements	3,825	3,825
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	5,617	1,495
Sells foreign currency, buys U.S. currency	5,641	1,502
As of June 30, 2018, the Company held no risk participation-in agreements.

Capital Resources
As of June 30, 2018, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2018, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2018 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2018:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$724,903	12.13%	$268,925	4.50%	$418,328	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	743,464	10.43%	285,125	4.00%	285,125	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	743,464	12.44%	358,584	6.00%	507,994	8.50%	N/A	N/A
Total risk-based capital ratio (4)	876,866	14.68%	477,856	8.00%	627,186	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$473,661	12.06%	$176,739	4.50%	$274,928	7.00%	$255,290	6.50%
Tier 1 leverage capital ratio (2)	482,746	10.61%	181,997	4.00%	181,997	4.00%	227,496	5.00%
Tier 1 risk-based capital ratio (3)	482,746	12.30%	235,486	6.00%	333,605	8.50%	313,981	8.00%
Total risk-based capital ratio (4)	521,610	13.29%	313,986	8.00%	412,107	10.50%	392,483	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$204,127	11.51%	$79,806	4.50%	$124,143	7.00%	$115,276	6.50%
Tier 1 leverage capital ratio (2)	204,127	9.32%	87,608	4.00%	87,608	4.00%	109,510	5.00%
Tier 1 risk-based capital ratio (3)	204,127	11.51%	106,409	6.00%	150,745	8.50%	141,878	8.00%
Total risk-based capital ratio (4)	221,820	12.50%	141,965	8.00%	186,329	10.50%	177,456	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$38,524	14.14%	$12,260	4.50%	$19,071	7.00%	$17,709	6.50%
Tier 1 leverage capital ratio (2)	38,524	9.43%	16,341	4.00%	16,341	4.00%	20,426	5.00%
Tier 1 risk-based capital ratio (3)	38,524	14.14%	16,347	6.00%	23,158	8.50%	21,796	8.00%
Total risk-based capital ratio (4)	41,491	15.23%	21,794	8.00%	28,605	10.50%	27,243	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2017 for the Company and the Banks under the regulatory capital rules then in effect.

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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of June 30, 2018 or December 31, 2017. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2018.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2018, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2018		December 31, 2017
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$8,878	3.6%	$11,494	4.9%
Up 200 basis points	6,373	2.6%	8,179	3.5%
Up 100 basis points	3,495	1.4%	4,434	1.9%
Down 100 basis points	(8,809)	-3.6%	(10,512)	-4.5%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 3.6% as of June 30, 2018, compared to a positive 4.9% as of December 31, 2017. The slight decrease in asset sensitivity was due to a change in the funding mix, as core deposits were replaced with whole sale borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2018, the Company’s one-year cumulative gap was a negative $282.2 million, or 4.1% of total interest-earning assets, compared with a positive $21.0 million, or 0.33% of total interest-earning assets, at December 31, 2017.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of June 30, 2018, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2018	At December 31, 2017
Up 300 basis points	—%	-0.7%
Up 200 basis points	0.2%	—%
Up 100 basis points	1.0%	1.0%
Down 100 basis points	-6.5%	-7.1%

The Company's EVE sensitivity for the up shock scenarios decreased marginally from December 31, 2017 to June 30, 2018 due to an increase in the duration of the investment portfolio from reinvestment of maturing cash flows.
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

As a result of the March 1, 2018 closing of the First Commons Bank acquisition, in June 2018, additional controls were added to the Company’s internal controls over financial reporting to cover the data conversion into Brookline Bank. There have been no other control changes in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company’s internal controls over financial reporting.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (2) Unaudited Consolidated Statements of Income for the three and six months June 30, 2018 and June 30, 2017; (3) Unaudited Consolidated Statements of Comprehensive Income for the three and six months June 30, 2018 and June 30, 2017; (4) Unaudited Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and June 30, 2017; (5) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017; and (6) Notes to Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2018 and June 30, 2017.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 7, 2018	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)