Form 10-Q
period 2018-09-30
BROOKLINE BANCORP INC
filed 2018-11-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number 0-23695

Brookline Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 425-4600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

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

At November 7, 2018, the number of shares of common stock, par value $0.01 per share, outstanding was 80,489,094.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2018	At December 31, 2017
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$30,762	$25,622
Short-term investments	23,114	35,383
Total cash and cash equivalents	53,876	61,005
Investment securities available-for-sale	534,788	540,124
Investment securities held-to-maturity (fair value of $112,282 and $108,523, respectively)	115,684	109,730
Equity securities held for trading	4,169	—
Total investment securities	654,641	649,854
Loans held-for-sale	937	2,628
Loans and leases:
Commercial real estate loans	3,281,045	3,075,777
Commercial loans and leases	1,777,984	1,624,111
Consumer loans	1,168,678	1,030,791
Total loans and leases	6,227,707	5,730,679
Allowance for loan and lease losses	(59,997)	(58,592)
Net loans and leases	6,167,710	5,672,087
Restricted equity securities	63,963	59,369
Premises and equipment, net of accumulated depreciation of $68,771 and $63,423, respectively	77,886	80,283
Deferred tax asset	22,249	15,061
Goodwill	160,427	137,890
Identified intangible assets, net of accumulated amortization of $35,281 and $33,738, respectively	6,623	6,044
Other real estate owned ("OREO") and repossessed assets, net	3,934	4,419
Other assets	108,350	91,609
Total assets	$7,320,596	$6,780,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,017,234	$942,583
Interest-bearing deposits:
NOW accounts	322,587	350,568
Savings accounts	612,210	646,359
Money market accounts	1,623,220	1,724,363
Certificate of deposit accounts	1,658,360	1,207,470
Total interest-bearing deposits	4,216,377	3,928,760
Total deposits	5,233,611	4,871,343
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	959,446	889,909
Subordinated debentures and notes	83,392	83,271
Other borrowed funds	40,048	47,639
Total borrowed funds	1,082,886	1,020,819
Mortgagors' escrow accounts	8,227	7,686
Accrued expenses and other liabilities	96,047	67,818
Total liabilities	6,420,771	5,967,666

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 81,695,695 shares issued, respectively	852	817
Additional paid-in capital	753,941	699,976
Retained earnings, partially restricted	200,151	161,217
Accumulated other comprehensive loss	(15,599)	(5,950)
Treasury stock, at cost; 4,291,317 shares and 4,440,665 shares, respectively	(48,334)	(51,454)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 118,050 shares and 142,332 shares, respectively	(643)	(776)
Total Brookline Bancorp, Inc. stockholders' equity	890,368	803,830
Noncontrolling interest in subsidiary	9,457	8,753
Total stockholders' equity	899,825	812,583
Total liabilities and stockholders' equity	$7,320,596	$6,780,249

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$75,877	$63,054	$216,478	$182,750
Debt securities	3,585	3,154	10,471	9,310
Marketable and restricted equity securities	1,029	788	2,956	2,311
Short-term investments	145	180	444	342
Total interest and dividend income	80,636	67,176	230,349	194,713
Interest expense:
Deposits	11,916	5,984	28,234	16,607
Borrowed funds	6,388	4,349	17,575	12,582
Total interest expense	18,304	10,333	45,809	29,189
Net interest income	62,332	56,843	184,540	165,524
Provision for credit losses	2,717	2,911	4,828	17,186
Net interest income after provision for credit losses	59,615	53,932	179,712	148,338
Non-interest income:
Deposit fees	2,648	2,547	7,731	7,508
Loan fees	417	282	1,037	772
Loan level derivative income, net	2,192	844	3,629	1,432
Gain on sales of investment securities, net	—	—	1,162	11,393
Gain on sales of loans and leases held-for-sale	535	1,049	1,556	1,709
Other	1,277	1,251	3,648	3,544
Total non-interest income	7,069	5,973	18,763	26,358
Non-interest expense:
Compensation and employee benefits	22,338	21,067	67,217	61,761
Occupancy	3,913	3,650	11,751	10,952
Equipment and data processing	4,601	4,210	13,587	12,437
Professional services	1,075	973	3,274	3,115
FDIC insurance	846	842	1,995	2,648
Advertising and marketing	1,068	839	3,243	2,513
Amortization of identified intangible assets	537	519	1,543	1,570
Merger and acquisition expense	22	205	3,261	205
Other	2,910	3,103	9,079	8,758
Total non-interest expense	37,310	35,408	114,950	103,959
Income before provision for income taxes	29,374	24,497	83,525	70,737
Provision for income taxes	6,140	8,330	19,134	24,924
Net income before noncontrolling interest in subsidiary	23,234	16,167	64,391	45,813
Less: net income attributable to noncontrolling interest in subsidiary	774	801	2,467	2,122
Net income attributable to Brookline Bancorp, Inc.	$22,460	$15,366	$61,924	$43,691
Earnings per common share:
Basic	$0.28	$0.20	$0.78	$0.59
Diluted	0.28	0.20	0.78	0.59
Weighted average common shares outstanding during the year:
Basic	80,315,050	76,452,539	79,471,238	73,743,658
Diluted	80,515,467	76,759,430	79,740,992	74,117,180
Dividends declared per common share	$0.10	$0.09	$0.29	$0.27

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$23,234	$16,167	$64,391	$45,813

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(2,803)	439	(12,449)	3,002
Income tax expense (benefit)	619	(157)	2,747	(1,077)
Net unrealized securities holding (losses) gains before reclassification adjustments, net of taxes	(2,184)	282	(9,702)	1,925
Less reclassification adjustments for securities gains included in net income:
Loss on sales of securities, net	—	—	(68)	—
Income tax benefit	—	—	15	—
Net reclassification adjustments for securities gains included in net income	—	—	(53)	—
Net unrealized securities holding (losses) gains	(2,184)	282	(9,649)	1,925

Comprehensive income	21,050	16,449	54,742	47,738
Less: Net income attributable to noncontrolling interest in subsidiary	774	801	2,467	2,122
Comprehensive income attributable to Brookline Bancorp, Inc.	$20,276	$15,648	$52,275	$45,616

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	61,924	—	—	—	61,924	—	61,924
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,467	2,467
Common stock issued for acquisition	35	55,148	—	—	—	—	55,183	—	55,183
Issuance of noncontrolling units	—	—	—	—	—	—	—	130	130
Other comprehensive income	—	—		(9,649)	—	—	(9,649)	—	(9,649)
Common stock dividends of $0.29 per share	—	—	(22,990)	—	—	—	(22,990)	—	(22,990)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,893)	(1,893)
Restricted stock awards, net of awards surrendered	—	(1,472)	—	—	3,120	—	1,648	—	1,648
Common stock held by ESOP committed to be released (24,282 shares)	—	289	—	—	—	133	422	—	422
Balance at September 30, 2018	$852	$753,941	$200,151	$(15,599)	$(48,334)	$(643)	$890,368	$9,457	$899,825

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Net income attributable to Brookline Bancorp, Inc.	—	—	43,691	—	—	—	43,691	—	43,691
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,122	2,122
Issuance of common stock	60	81,943	—	—	—	—	82,003	—	82,003
Issuance of noncontrolling interest	—	—	—	—	—	—	—	118	118
Other comprehensive income	—	—		1,925	—	—	1,925	—	1,925
Common stock dividends of $0.27 per share	—	—	(20,137)	—	—	—	(20,137)	—	(20,137)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,671)	(1,671)
Compensation under recognition and retention plans	—	(1,016)	—	—	2,385	—	1,369	—	1,369
Common stock held by ESOP committed to be released (25,767 shares)	—	227	—	—	—	140	367	—	367
Balance at September 30, 2017	$817	$697,888	$160,225	$(1,893)	$(51,452)	$(823)	$804,762	$7,774	$812,536

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$61,924	$43,691
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	2,467	2,122
Provision for credit losses	4,828	17,186
Origination of loans and leases held-for-sale	(19,286)	(20,231)
Proceeds from sales of loans and leases held-for-sale, net	22,418	23,852
Deferred income tax benefit	(4,456)	(3,923)
Depreciation of premises and equipment	5,594	5,446
Amortization of investment securities premiums and discounts, net	1,546	1,320
Amortization of deferred loan and lease origination costs, net	5,187	4,909
Amortization of identified intangible assets	1,543	1,570
Amortization of debt issuance costs	75	75
Amortization (accretion) of acquisition fair value adjustments, net	191	(1,467)
Gain on sales of investment securities, net	(1,162)	(11,393)
Gain on sales of loans and leases held-for-sale	(1,556)	(1,709)
Gain on sales of OREO and other repossessed assets, net	—	(79)
Write-down of OREO and other repossessed assets	375	430
Compensation under recognition and retention plans	1,632	1,720
ESOP shares committed to be released	422	367
Net change in:
Cash surrender value of bank-owned life insurance	(775)	(780)
Equity securities held for trading	(4,169)	—
Other assets	(15,966)	(6,117)
Accrued expenses and other liabilities	28,223	1,301
Net cash provided from operating activities	89,055	58,290

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	1,470	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	64,161	54,966
Purchases of investment securities available-for-sale	(73,852)	(52,448)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	2,523	3,154
Purchases of investment securities held-to-maturity	(8,915)	(23,884)
Proceeds from redemption/sales of restricted equity securities	9,128	18,111
Purchase of restricted equity securities	(12,492)	(4,342)
Proceeds from sales of loans and leases held-for-investment, net	4,372	25,445
Net increase in loans and leases	(511,212)	(273,700)
Acquisitions, net of cash and cash equivalents acquired	(24,659)	—
Purchase of premises and equipment, net	(3,320)	(10,604)
		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Proceeds from sales of OREO and other repossessed assets	2,001	2,873
Net cash used for investing activities	(550,795)	(260,429)

Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(88,622)	68,300
Increase in certificates of deposit	450,318	126,307
Proceeds from FHLBB advances	5,929,608	3,158,111
Repayment of FHLBB advances	(5,860,071)	(3,195,278)
(Decrease) in other borrowed funds, net	(7,591)	(20,120)
Increase in mortgagors' escrow accounts, net	541	506
Proceeds from issuance of common stock	—	82,003
Common stock issued for acquisition	55,181	—
Payment of dividends on common stock	(22,990)	(20,137)
Payment of income taxes for shares withheld in share based activity	—	(294)
Proceeds from issuance of noncontrolling units	130	118
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,893)	(1,671)
Net cash provided from financing activities	454,611	197,845
Net (decrease) in cash and cash equivalents	(7,129)	(4,294)
Cash and cash equivalents at beginning of period	61,005	67,657
Cash and cash equivalents at end of period	$53,876	$63,363

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$46,133	$31,411
Income taxes	15,098	26,141
Non-cash investing activities:
Transfer from loans and leases held-for-sale to loans and leases	$—	$7,500
Transfer from loans to other real estate owned	1,891	6,223
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$292,025	$—
Fair value of liabilities assumed	278,988	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), to add additional guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. Management is still determining the impact of this ASU, if any, as of September 30, 2018.
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of September 30, 2018.
In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Subsequently, in July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU was issued to clarify the Codification or to correct unintended application of guidance within ASU 2016-02. Also in July 2018, FASB issued ASU 2018-11, “Targeted Improvements” (“ASU 2018-11”), which allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. ASU 2016-02, 2018-10, and 2018-11 are all effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management has determined that these ASUs do apply as of September 30, 2018. Management has assembled a project team that meets regularly to address the changes pursuant to Topic 842. The Company rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its Consolidated Balance Sheet. As disclosed in Note 12, the Company was committed to $29.4 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Company expects to report increased assets and liabilities as a result of recognizing right of-use assets and lease liabilities in its Consolidated Balance Sheets. The Company does not expect a material change to the timing of expense recognition in the Consolidated Statements of Income.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of September 30, 2018.
In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to add improvements to update ASU 2016-01 to increase stakeholders’ awareness of the amendments and to expedite the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

improvements. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. Management has determined that ASU 2018-03 does apply and has determined the impact to be immaterial as of September 30, 2018.
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
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of September 30, 2018. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team, has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.
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
The Company accounted for the Transaction using the estimated fair value of assets and liabilities assumed as of the acquisition date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements. Accordingly, the Company recorded merger and acquisition expenses of $22 thousand and $3.3 million during the three and nine months ended September 30, 2018, respectively.

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
The Company recorded a $1.6 million discount from the results of the loan accounting valuation. There was $133 thousand and $311 thousand of accretion recorded during the three and nine months ended September 30, 2018.
Deposits - Core Deposit Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the CDI was derived from using the following assumptions: account retention rates, alternative cost of funds, effective cost of funds, cost savings, present value of annual net cost savings and market discount rate.
The Company recorded a $2.1 million CDI from the results of the deposit valuation. There was $123 thousand and $287 thousand of amortization recorded during the three and nine months ended September 30, 2018.

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
The Company recorded a $1.2 million premium from the results of the certificate of deposit valuation. There was $245 thousand and $572 thousand of amortization recorded during the three and nine months ended September 30, 2018.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(3) Investment Securities
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held for trading at the dates indicated:

	At September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,118	$—	$5,802	$178,316
GSE CMOs	112,325	11	6,395	105,941
GSE MBSs	177,324	139	6,681	170,782
SBA commercial loan asset-backed securities	53	—	—	53
Corporate debt obligations	46,657	—	1,023	45,634
U.S. Treasury bonds	33,569	—	467	33,102
Marketable equity securities	964	—	4	960
Total investment securities available-for-sale	$555,010	$150	$20,372	$534,788
Investment securities held-to-maturity:
GSE debentures	$50,540	$—	$1,828	$48,712
GSEs MBSs	11,924	—	417	11,507
Municipal obligations	52,720	—	1,156	51,564
Foreign government obligations	500	—	1	499
Total investment securities held-to-maturity	$115,684	$—	$3,402	$112,282
Equity securities held for trading	$4,169	$—	$—	$4,169

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$151,483	$70	$1,629	$149,924
GSE CMOs	131,082	27	4,087	127,022
GSE MBSs	191,281	354	2,322	189,313
SBA commercial loan asset-backed securities	73	—	1	72
Corporate debt obligations	62,811	110	238	62,683
U.S. Treasury bonds	8,785	7	62	8,730
Trust preferred securities	1,471	—	73	1,398
Marketable equity securities	978	13	9	982
Total investment securities available-for-sale	$547,964	$581	$8,421	$540,124
Investment securities held-to-maturity:
GSE debentures	$41,612	$—	$811	$40,801
GSEs MBSs	13,923	—	218	13,705
Municipal obligations	53,695	159	337	53,517
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$109,730	$159	$1,366	$108,523
As of September 30, 2018, the fair value of all investment securities available-for-sale was $534.8 million, with net unrealized losses of $20.2 million, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of September 30, 2018, $528.1 million, or 98.7% of the portfolio, had gross unrealized losses of $20.4

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

million, compared to $469.2 million, or 86.9% of the portfolio, with gross unrealized losses of $8.4 million as of December 31, 2017.
As of September 30, 2018, the fair value of all investment securities held-to-maturity was $112.3 million, with net unrealized losses of $3.4 million, compared to a fair value of $108.5 million with net unrealized losses of $1.2 million as of December 31, 2017. As of September 30, 2018, $112.2 million, or 100.0% of the portfolio, had gross unrealized losses of $3.4 million. As of December 31, 2017, $92.9 million, or 85.6% of the portfolio had gross unrealized losses of $1.4 million.
In the third quarter of 2018, the company acquired $4.2 million of equity securities held for trading. As of December 31, 2017, there were no equity securities held for trading.
Investment Securities as Collateral
As of September 30, 2018 and December 31, 2017, respectively, $405.1 million and $431.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2018 and December 31, 2017.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of September 30, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$97,352	$2,448	$80,964	$3,354	$178,316	$5,802
GSE CMOs	31	—	105,427	6,395	105,458	6,395
GSE MBSs	56,271	1,567	108,812	5,114	165,083	6,681
SBA commercial loan asset-backed securities	—	—	53	—	53	—
Corporate debt obligations	33,398	485	12,236	538	45,634	1,023
U.S. Treasury bonds	28,461	258	4,641	209	33,102	467
Marketable equity securities	472	4	—	—	472	4
Temporarily impaired investment securities available-for-sale	215,985	4,762	312,133	15,610	528,118	20,372
Investment securities held-to-maturity:
GSE debentures	23,232	577	25,480	1,251	48,712	1,828
GSEs MBSs	—	—	11,460	417	11,460	417
Municipal obligations	38,354	616	13,210	540	51,564	1,156
Foreign government obligations	—	—	499	1	499	1
Temporarily impaired investment securities held-to-maturity	61,586	1,193	50,649	2,209	112,235	3,402
Total temporarily impaired investment securities	$277,571	$5,955	$362,782	$17,819	$640,353	$23,774

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$120,409	$1,263	$12,481	$366	$132,890	$1,629
GSE CMOs	2,862	34	123,548	4,053	126,410	4,087
GSE MBSs	94,985	753	74,782	1,569	169,767	2,322
SBA commercial loan asset-backed securities	34	—	33	1	67	1
Corporate debt obligations	30,978	154	2,423	84	33,401	238
U.S. Treasury bonds	4,767	62	—	—	4,767	62
Trust preferred securities	—	—	1,398	73	1,398	73
Marketable equity securities	—	—	503	9	503	9
Temporarily impaired investment securities available-for-sale	254,035	2,266	215,168	6,155	469,203	8,421
Investment securities held-to-maturity:
GSE debentures	26,594	281	14,208	530	40,802	811
GSEs MBSs	1,996	15	11,674	203	13,670	218
Municipal obligations	30,542	235	7,408	102	37,950	337
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	59,132	531	33,790	835	92,922	1,366
Total temporarily impaired investment securities	$313,167	$2,797	$248,958	$6,990	$562,125	$9,787
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of September 30, 2018. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of September 30, 2018. If market

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of September 30, 2018, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $20.9 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $23.7 million as of December 31, 2017.
As of September 30, 2018, the Company owned 60 GSE debentures with a total fair value of $178.3 million, and a net unrealized loss of $5.8 million. As of December 31, 2017, the Company held 48 GSE debentures with a total fair value of $149.9 million, with a net unrealized loss of $1.6 million. As of September 30, 2018, 60 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2018, the Company purchased a total of $33.9 million GSE debentures. This compares to $42.1 million purchased during the same period in 2017.
As of September 30, 2018, the Company owned 62 GSE CMOs with a total fair value of $105.9 million and a net unrealized loss of $6.4 million. As of December 31, 2017, the Company held 62 GSE CMOs with a total fair value of $127.0 million with a net unrealized loss of $4.1 million. As of September 30, 2018, 50 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2018 and 2017, the Company did not purchase any GSE CMOs.
As of September 30, 2018, the Company owned 172 GSE MBSs with a total fair value of $170.8 million and a net unrealized loss of $6.5 million. As of December 31, 2017, the Company held 194 GSE MBSs with a total fair value of $189.3 million with a net unrealized loss of $2.0 million. As of September 30, 2018, 96 of the 172 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2018, the Company purchased a total of $15.2 million GSE MBSs, as compared to the same period in 2017, when the Company did not purchase any GSE MBSs.
SBA Commercial Loan Asset-Backed
As of September 30, 2018, the Company owned four SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, the Company owned five SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of September 30, 2018, four of the four securities in this portfolio were in an unrealized loss position. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the nine months ended September 30, 2018 and 2017, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2018, the Company held 13 corporate obligation securities with a total fair value of $45.6 million and a net unrealized loss of $1.0 million. As of December 31, 2017, the Company held 19 corporate obligation securities with a total fair value of $62.7 million and a net unrealized loss of $0.1 million. As of September 30, 2018, 13 of the 13 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, nine of the nineteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2018 the Company did not purchase any corporate obligations, as compared to the same period in 2017, when the Company purchased a total of $10.3 million corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2018, the Company owned seven U.S. Treasury bonds with a total fair value of $33.1 million and an unrealized loss of $0.5 million. This compares to two U.S. Treasury bonds with a total fair value of $8.7 million and an unrealized loss of $0.1 million as of December 31, 2017. During the nine months ended September 30, 2018, the Company purchased a total of $24.7 million U.S. Treasury bonds, as compared to the same period in 2017, when the Company did not purchase any U.S. Treasury bonds.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of September 30, 2018, the Company did not own any trust preferred securities. This compares to three trust preferred securities with a total fair value of $1.4 million and an unrealized loss of $0.1 million as of December 31, 2017.
Marketable Equity Securities
From time to time, the Company will invest in mutual funds for community reinvestment purposes. As of September 30, 2018 and December 31, 2017, the Company owned two marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of September 30, 2018 and December 31, 2017, one of the two securities in this portfolio was in an unrealized loss position. During the nine months ended September 30, 2018 and 2017, the Company did not purchase any marketable equity securities.
Equity Securities Held for Trading
From time to time, the Company will invest in equity securities held for trading. As of September 30, 2018 and December 31, 2017, the Company owned one equity security held for trading with a fair value of $4.2 million. As of September 30, 2018 the equity security held for trading was in a net loss position. There were no equity securities held for trading as of December 31, 2017.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at September 30, 2018. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of September 30, 2018, the Company owned 17 GSE debentures with a total fair value of $48.7 million and a net unrealized loss of $1.8 million. As of December 31, 2017, the Company owned 14 GSE debentures with a total fair value of $40.8 million and an unrealized loss of $0.8 million. As of September 30, 2018, all 17 securities in this portfolio were in an unrealized loss position. At December 31, 2017, all 14 of the securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2018 and 2017, the Company purchased a total of $8.9 million and $23.9 million in GSE debentures, respectively.
As of September 30, 2018, the Company owned 11 GSE MBSs with a total fair value of $11.5 million and an unrealized loss of $0.4 million. As of December 31, 2017, the Company owned 11 GSE MBSs with a total fair value of $13.7 million and an unrealized loss of $0.2 million. As of September 30, 2018 and December 31, 2017, eight of the eleven securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2018 and 2017, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of September 30, 2018, the Company owned 99 municipal obligation securities with a total fair value of $51.6 million and and a net unrealized loss of $1.2 million. As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value of $53.5 million and an unrealized loss of $0.2 million. As of September 30, 2018, 99 of the 99 securities in this portfolio were in an unrealized loss position as compared to December 31, 2017, when 69 of the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

100 securities were in an unrealized loss position. During the nine months ended September 30, 2018 and 2017, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of September 30, 2018 and December 31, 2017, the Company owned one foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2018 and December 31, 2017 respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2018 and 2017, the Company did not purchase any foreign government obligations.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2018			At December 31, 2017
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$14,384	$14,368	2.04%	$23,612	$23,652	2.27%
After 1 year through 5 years	200,192	194,748	2.14%	142,772	142,029	2.05%
After 5 years through 10 years	139,966	134,979	2.26%	136,746	134,978	2.06%
Over 10 years	199,504	189,733	2.18%	243,856	238,483	2.06%
	$554,046	$533,828	2.18%	$546,986	$539,142	2.07%
Investment securities held-to-maturity:
Within 1 year	$6,689	$6,658	1.00%	$918	$916	0.78%
After 1 year through 5 years	67,905	65,992	1.84%	58,335	57,939	1.74%
After 5 years through 10 years	29,212	28,172	2.10%	36,589	35,998	1.79%
Over 10 years	11,878	11,460	2.36%	13,888	13,670	1.98%
	$115,684	$112,282	1.91%	$109,730	$108,523	1.78%
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
As of September 30, 2018, issuers of debt securities with an estimated fair value of $21.8 million had the right to call or prepay the obligations. Of the $21.8 million, approximately $11.2 million matures in 1 - 5 years, $10.6 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2017, issuers of debt securities with an estimated fair value of approximately $58.8 million had the right to call or prepay the obligations. Of the $58.8 million, $32.7 million matures in 1-5 years, $25.2 million matures in 6-10 years, and $0.9 million matures after ten years.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Sales of investment and restricted equity securities are summarized as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(In Thousands)
Sales of marketable and restricted equity securities	$2,700	$11,393

Gross gains from sales	1,230	11,612
Gross losses from sales	(68)	(219)
Gain on sales of securities, net	$1,162	$11,393
(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,156,671	4.49%	$131,308	4.58%	$2,287,979	4.50%
Multi-family mortgage	777,505	4.38%	51,344	4.48%	828,849	4.39%
Construction	139,021	5.24%	25,196	6.74%	164,217	5.47%
Total commercial real estate loans	3,073,197	4.50%	207,848	4.82%	3,281,045	4.52%
Commercial loans and leases:
Commercial	745,587	4.80%	25,613	5.36%	771,200	4.82%
Equipment financing	951,230	7.52%	3,349	5.97%	954,579	7.51%
Condominium association	52,205	4.60%	—	—%	52,205	4.60%
Total commercial loans and leases	1,749,022	6.27%	28,962	5.43%	1,777,984	6.26%
Consumer loans:
Residential mortgage	619,133	3.99%	140,034	4.37%	759,167	4.06%
Home equity	330,387	4.83%	49,916	5.24%	380,303	4.88%
Other consumer	29,103	5.17%	105	17.79%	29,208	5.22%
Total consumer loans	978,623	4.31%	190,055	4.61%	1,168,678	4.36%
Total loans and leases	$5,800,842	5.00%	$426,865	4.77%	$6,227,707	4.98%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2017
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,069,392	4.17%	$105,577	4.37%	$2,174,969	4.18%
Multi-family mortgage	735,921	4.09%	24,749	4.48%	760,670	4.10%
Construction	140,138	4.58%	—	—%	140,138	4.58%
Total commercial real estate loans	2,945,451	4.17%	130,326	4.39%	3,075,777	4.18%
Commercial loans and leases:
Commercial	696,825	4.35%	8,179	5.77%	705,004	4.37%
Equipment financing	861,974	7.28%	4,514	5.92%	866,488	7.27%
Condominium association	52,619	4.49%	—	—%	52,619	4.49%
Total commercial loans and leases	1,611,418	5.92%	12,693	5.82%	1,624,111	5.92%
Consumer loans:
Residential mortgage	604,897	3.81%	55,168	4.28%	660,065	3.85%
Home equity	314,189	4.16%	41,765	4.62%	355,954	4.21%
Other consumer	14,667	5.51%	105	18.00%	14,772	5.60%
Total consumer loans	933,753	3.95%	97,038	4.44%	1,030,791	4.00%
Total loans and leases	$5,490,622	4.65%	$240,057	4.49%	$5,730,679	4.64%
The net unamortized deferred loan origination fees and costs included in total loans and leases were $16.0 million and $15.5 million as of September 30, 2018 and December 31, 2017, respectively.
The Banks and subsidiaries lend primarily in all New England states, with the exception of equipment financing, 15.0% of which is in the greater New York and New Jersey metropolitan area and 85.0% of which is in other areas in the United States of America as of September 30, 2018.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Balance at beginning of period	$8,813	$13,702	$10,522	$14,353
Accretion	(890)	(2,872)	(3,223)	(6,604)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	224	871	848	3,952
Balance at end of period	$8,147	$11,701	$8,147	$11,701
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended September 30, 2018 and 2017, accretable yield adjustments totaling $0.2 million and $0.9 million, respectively, were made for certain loan pools. During the nine months ended September 30, 2018 and 2017, accretable yield adjustments totaling $0.8 million and $4.0 million, respectively, were made for certain loan pools. The decrease in accretable

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

yield adjustments was due to the continued pay down in the acquired loan portfolio. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
Loans and Leases Pledged as Collateral
As of September 30, 2018 and December 31, 2017, there were $2.6 billion and $2.3 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2018 and December 31, 2017.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981
Charge-offs	—	(1,198)	(29)	(1,227)
Recoveries	—	619	44	663
Provision for loan and lease losses	319	2,217	44	2,580
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

	Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521
Charge-offs	(65)	(1,965)	(113)	(2,143)
Recoveries	—	109	80	189
Provision for loan and lease losses	979	1,832	35	2,846
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

	Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(5,387)	(134)	(5,624)
Recoveries	—	1,972	253	2,225
Provision for loan and lease losses	355	4,840	(391)	4,804
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(294)	(6,267)	(329)	(6,890)
Recoveries	476	800	263	1,539
Provision for loan and lease losses	1,041	15,636	421	17,098
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413
The liability for unfunded credit commitments, which is included in other liabilities, was $1.7 million at September 30, 2018 and December 31, 2017. No credit commitments were charged off against the liability account in the nine-month periods ended September 30, 2018 and 2017.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$319	$979	$355	$1,041
Commercial	2,217	1,832	4,840	15,636
Consumer	44	35	(391)	421
Total provision for loan and lease losses	2,580	2,846	4,804	17,098
Unfunded credit commitments	137	65	24	88
Total provision for credit losses	$2,717	$2,911	$4,828	$17,186
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of September 30, 2018, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses incurred in the Company’s loan portfolios.

As of September 30, 2018, the Company had a portfolio of approximately $14.5 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2017, this portfolio was approximately $19.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $20 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts and the risk of loss is minimal. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, TDRs, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the current risks associated with the portfolio.

As of September 30, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $2.9 million of which $2.3 million were specific reserves and $0.6 million was a general reserve. As of December 31, 2017, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $3.8 million of which $2.7 million were specific reserves and $1.1 million was a general reserve. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to charge-offs in the taxi medallion portfolio. The total TDRs secured by taxi medallions decreased by $0.1 million from $3.7 million at December 31, 2017 to $3.6 million at September 30, 2018. The total loans and leases secured by taxi medallions that were placed on nonaccrual decreased by $3.5 million to $4.3 million at September 30, 2018 from $7.8 million at December 31, 2017 due to the charge-offs of non-accruing taxi medallion relationships. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $56.4 million and $55.5 million as of September 30, 2018 and December 31, 2017, respectively. The specific allowance for loan and lease losses was $3.6 million as of September 30, 2018, compared to $3.1 million as of December 31, 2017. The specific allowance increased by $0.5 million during the nine months ended September 30, 2018, primarily due to changes in the underlying collateral value of taxi medallions and charge-offs taken during the nine months ended September 30, 2018.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Information
The following tables present the recorded investment in loans in each class as of September 30, 2018, by credit quality indicator.

	At September 30, 2018
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,147,248	$777,148	$138,381	$720,096	$940,847	$51,910	$29,098	$4,804,728
OAEM	5,542	—	—	12,125	548	—	—	18,215
Substandard	3,881	357	640	12,864	6,346	295	5	24,388
Doubtful	—	—	—	502	3,489	—	—	3,991
Total originated	2,156,671	777,505	139,021	745,587	951,230	52,205	29,103	4,851,322

Acquired:
Loan rating:
Pass	121,401	51,156	25,196	24,693	3,339	—	105	225,890
OAEM	772	—	—	241	—	—	—	1,013
Substandard	9,135	188	—	679	10	—	—	10,012
Doubtful	—	—	—	—	—	—	—	—
Total acquired	131,308	51,344	25,196	25,613	3,349	—	105	236,915

Total loans	$2,287,979	$828,849	$164,217	$771,200	$954,579	$52,205	$29,208	$5,088,237
As of September 30, 2018, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2018
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$165,108	21.7%	$144,071	37.8%
50% - 69%	264,847	34.9%	84,719	22.3%
70% - 79%	171,190	22.5%	71,715	18.9%
80% and over	17,241	2.3%	29,867	7.9%
Data not available*	747	0.1%	15	—%
Total originated	619,133	81.5%	330,387	86.9%

Acquired:
Loan-to-value ratio:
Less than 50%	37,653	5.0%	27,482	7.2%
50%—69%	56,358	7.4%	11,870	3.1%
70%—79%	31,439	4.1%	1,476	0.4%
80% and over	6,924	0.9%	3,840	1.0%
Data not available*	7,660	1.1%	5,248	1.4%
Total acquired	140,034	18.5%	49,916	13.1%

Total loans	$759,167	100.0%	$380,303	100.0%

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2017
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$153,373	23.2%	$148,137	41.6%
50%—69%	265,328	40.2%	75,099	21.1%
70%—79%	168,272	25.5%	63,742	17.9%
80% and over	16,547	2.5%	27,122	7.6%
Data not available*	1,377	0.2%	89	—%
Total originated	604,897	91.6%	314,189	88.2%

Acquired:
Loan-to-value ratio:
Less than 50%	16,521	2.5%	25,312	7.1%
50%—69%	19,182	2.9%	13,883	3.9%
70%—79%	10,507	1.6%	943	0.3%
80% and over	7,893	1.2%	582	0.2%
Data not available*	1,065	0.2%	1,045	0.3%
Total acquired	55,168	8.4%	41,765	11.8%

Total loans	$660,065	100.0%	$355,954	100.0%

_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At September 30, 2018	At December 31, 2017
	(In Thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,171	$633
There were no foreclosed residential real estate property held by the Company at September 30, 2018 or December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$11,059	$1,306	$801	$13,166	$2,143,505	$2,156,671	$—	$3,252
Multi-family mortgage	1,723	166	—	1,889	775,616	777,505	—	357
Construction	1,676	—	1,328	3,004	136,017	139,021	688	640
Total commercial real estate loans	14,458	1,472	2,129	18,059	3,055,138	3,073,197	688	4,249
Commercial loans and leases:
Commercial	903	3,063	6,221	10,187	735,400	745,587	1,972	7,286
Equipment financing	3,511	1,349	6,302	11,162	940,068	951,230	89	9,659
Condominium association	1,038	26	—	1,064	51,141	52,205	—	295
Total commercial loans and leases	5,452	4,438	12,523	22,413	1,726,609	1,749,022	2,061	17,240
Consumer loans:
Residential mortgage	416	949	1,857	3,222	615,911	619,133	400	2,538
Home equity	134	—	103	237	330,150	330,387	1	194
Other consumer	51	8	21	80	29,023	29,103	11	11
Total consumer loans	601	957	1,981	3,539	975,084	978,623	412	2,743
Total originated loans and leases	$20,511	$6,867	$16,633	$44,011	$5,756,831	$5,800,842	$3,161	$24,232

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$102	$9,088	$9,190	$122,118	$131,308	$9,018	$117
Multi-family mortgage	—	—	—	—	51,344	51,344	—	—
Construction	—	—	—	—	25,196	25,196	—	—
Total commercial real estate loans	—	102	9,088	9,190	198,658	207,848	9,018	117
Commercial loans and leases:
Commercial	—	—	427	427	25,186	25,613	90	576
Equipment financing	—	—	10	10	3,339	3,349	10	—
Total commercial loans and leases	—	—	437	437	28,525	28,962	100	576
Consumer loans:
Residential mortgage	39	347	2,537	2,923	137,111	140,034	2,536	—
Home equity	352	92	340	784	49,132	49,916	139	859
Other consumer	—	—	—	—	105	105	—	—
Total consumer loans	391	439	2,877	3,707	186,348	190,055	2,675	859
Total acquired loans and leases	$391	$541	$12,402	$13,334	$413,531	$426,865	$11,793	$1,552

Total loans and leases	$20,902	$7,408	$29,035	$57,345	$6,170,362	$6,227,707	$14,954	$25,784

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$3,294	$391	$1,843	$5,528	$2,063,864	$2,069,392	$—	$3,182
Multi-family mortgage	6,141	2,590	—	8,731	727,190	735,921	—	608
Construction	6,537	330	860	7,727	132,411	140,138	—	860
Total commercial real estate loans	15,972	3,311	2,703	21,986	2,923,465	2,945,451	—	4,650
Commercial loans and leases:
Commercial	1,344	597	7,724	9,665	687,160	696,825	—	10,365
Equipment financing	3,214	2,494	3,203	8,911	853,063	861,974	224	8,106
Condominium association	857	262	—	1,119	51,500	52,619	—	—
Total commercial loans and leases	5,415	3,353	10,927	19,695	1,591,723	1,611,418	224	18,471
Consumer loans:
Residential mortgage	1,256	166	728	2,150	602,747	604,897	—	1,979
Home equity	643	19	32	694	313,495	314,189	1	132
Other consumer	238	20	28	286	14,381	14,667	—	43
Total consumer loans	2,137	205	788	3,130	930,623	933,753	1	2,154
Total originated loans and leases	$23,524	$6,869	$14,418	$44,811	$5,445,811	$5,490,622	$225	$25,275

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$1,008	$—	$656	$1,664	$103,913	$105,577	$586	$131
Multi-family mortgage	—	—	3	3	24,746	24,749	3	—
Total commercial real estate loans	1,008	—	659	1,667	128,659	130,326	589	131
Commercial loans and leases:
Commercial	—	44	1,022	1,066	7,113	8,179	17	1,254
Equipment financing	—	—	13	13	4,501	4,514	13	—
Total commercial loans and leases	—	44	1,035	1,079	11,614	12,693	30	1,254
Consumer loans:
Residential mortgage	—	463	1,990	2,453	52,715	55,168	1,990	—
Home equity	508	—	186	694	41,071	41,765	186	612
Other consumer	—	—	—	—	105	105	—	—
Total consumer loans	508	463	2,176	3,147	93,891	97,038	2,176	612
Total acquired loans and leases	$1,516	$507	$3,870	$5,893	$234,164	$240,057	$2,795	$1,997

Total loans and leases	$25,040	$7,376	$18,288	$50,704	$5,679,975	$5,730,679	$3,020	$27,272

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial Real Estate Loans—As of September 30, 2018, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 36.7%; multi-family mortgage loans -- 13.3%; and construction loans -- 2.7%.
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
Commercial Loans and Leases—As of September 30, 2018, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 12.4%; equipment financing loans -- 15.3%; and loans to condominium associations -- 0.8%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of September 30, 2018, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 12.2%, home equity loans -- 6.1%, and other consumer loans -- 0.5%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2018			At December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,695	$5,666	$—	$9,978	$9,962	$—
Commercial	21,139	21,280	—	24,906	25,040	—
Consumer	2,696	2,681	—	3,508	3,500	—
Total originated with no related allowance recorded	29,530	29,627	—	38,392	38,502	—
With an allowance recorded:
Commercial real estate	—	—	—	3,056	3,056	—
Commercial	8,869	8,850	3,514	8,912	8,862	3,105
Consumer	1,375	1,374	85	—	—	—
Total originated with an allowance recorded	10,244	10,224	3,599	11,968	11,918	3,105
Total originated impaired loans and leases	39,774	39,851	3,599	50,360	50,420	3,105

Acquired:
With no related allowance recorded:
Commercial real estate	9,219	9,219	—	1,880	1,880	—
Commercial	1,112	1,112	—	1,594	1,594	—
Consumer	5,406	5,406	—	4,736	4,736	—
Total acquired with no related allowance recorded	15,737	15,737	—	8,210	8,210	—
With an allowance recorded:
Consumer	157	157	27	115	115	22
Total acquired with an allowance recorded	157	157	27	115	115	22
Total acquired impaired loans and leases	15,894	15,894	27	8,325	8,325	22

Total impaired loans and leases	$55,668	$55,745	$3,626	$58,685	$58,745	$3,127
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $23.8 million and $1.8 million, respectively as of September 30, 2018.

(2) Includes originated and acquired nonaccrual loans of $24.9 million and $2.0 million, respectively as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,717	$19	$9,841	$83
Commercial	22,938	195	26,329	173
Consumer	2,711	15	3,559	14
Total originated with no related allowance recorded	31,366	229	39,729	270
With an allowance recorded:
Commercial real estate	—	—	3,061	38
Commercial	9,052	29	18,210	—
Consumer	1,375	3	—	—
Total originated with an allowance recorded	10,427	32	21,271	38
Total originated impaired loans and leases	41,793	261	61,000	308

Acquired:
With no related allowance recorded:
Commercial real estate	9,222	1	2,116	8
Commercial	1,118	4	2,218	8
Consumer	5,430	15	4,837	18
Total acquired with no related allowance recorded	15,770	20	9,171	34
With an allowance recorded:
Consumer	158	1	171	1
Total acquired with an allowance recorded	158	1	171	1
Total acquired impaired loans and leases	15,928	21	9,342	35

Total impaired loans and leases	$57,721	$282	$70,342	$343

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,756	$68	$10,200	$205
Commercial	24,641	682	24,206	522
Consumer	2,692	42	4,712	44
Total originated with no related allowance recorded	34,089	792	39,118	771
With an allowance recorded:
Commercial real estate	—	—	3,377	124
Commercial	9,261	73	20,771	1
Consumer	892	5	—	—
Total originated with an allowance recorded	10,153	78	24,148	125
Total originated impaired loans and leases	44,242	870	63,266	896

Acquired:
With no related allowance recorded:
Commercial real estate	9,975	3	5,009	54
Commercial	1,438	12	2,615	26
Consumer	5,133	45	5,551	52
Total acquired with no related allowance recorded	16,546	60	13,175	132
With an allowance recorded:
Consumer	128	3	169	3
Total acquired with an allowance recorded	128	3	169	3
Total acquired impaired loans and leases	16,674	63	13,344	135

Total impaired loans and leases	$60,916	$933	$76,610	$1,031

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$—	$3,514	$85	$3,599
Collectively evaluated for impairment	25,729	24,127	4,725	54,581
Total originated loans and leases	25,729	27,641	4,810	58,180

Acquired:
Individually evaluated for impairment	—	—	27	27
Collectively evaluated for impairment	48	9	22	79
Acquired with deteriorated credit quality	1,587	108	16	1,711
Total acquired loans and leases	1,635	117	65	1,817

Total allowance for loan and lease losses	$27,364	$27,758	$4,875	$59,997

Loans and Leases:
Originated:
Individually evaluated for impairment	$5,124	$22,473	$3,951	$31,548
Collectively evaluated for impairment	3,068,073	1,726,549	974,672	5,769,294
Total originated loans and leases	3,073,197	1,749,022	978,623	5,800,842

Acquired:
Individually evaluated for impairment	—	785	2,208	2,993
Collectively evaluated for impairment	129,532	25,606	154,729	309,867
Acquired with deteriorated credit quality	78,316	2,571	33,118	114,005
Total acquired loans and leases	207,848	28,962	190,055	426,865

Total loans and leases	$3,281,045	$1,777,984	$1,168,678	$6,227,707

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$—	$3,105	$—	$3,105
Collectively evaluated for impairment	26,366	23,078	5,003	54,447
Total originated loans and leases	26,366	26,183	5,003	57,552

Acquired:
Individually evaluated for impairment	—	—	22	22
Collectively evaluated for impairment	145	13	17	175
Acquired with deteriorated credit quality	601	137	105	843
Total acquired loans and leases	746	150	144	1,040

Total allowance for loan and lease losses	$27,112	$26,333	$5,147	$58,592

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,031	$29,386	$3,070	$45,487
Collectively evaluated for impairment	2,932,420	1,582,032	930,683	5,445,135
Total originated loans and leases	2,945,451	1,611,418	933,753	5,490,622

Acquired:
Individually evaluated for impairment	—	1,487	1,867	3,354
Collectively evaluated for impairment	34,244	6,399	55,921	96,564
Acquired with deteriorated credit quality	96,082	4,807	39,250	140,139
Total acquired loans and leases	130,326	12,693	97,038	240,057

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2018	At December 31, 2017
	(In Thousands)
Troubled debt restructurings:
On accrual	$12,657	$16,241
On nonaccrual	8,779	9,770
Total troubled debt restructurings	$21,436	$26,011

Total TDR loans and leases decreased by $4.6 million to $21.4 million at September 30, 2018 from $26.0 million at December 31, 2017, primarily driven primarily by charge-offs on TDR taxi medallion loans and payoffs on TDR loans.
The recorded investment in TDR loans and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended September 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$137	$136	$102	$136	$—	2	$1,086
Residential mortgage	1	209	209	12	—	—	—	—
Total originated	2	$346	$345	$114	$136	$—	2	$1,086
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended September 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$350	$350	$152	$350	$—	—	$—
Equipment financing	5	817	804	—	804	—	—	—
Total originated	6	$1,167	$1,154	$152	$1,154	$—	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Nine Months Ended September 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$653	$—	$653	$—	—	$—
Commercial	10	1,911	1,867	856	1,867	—	2	1,086
Equipment financing	11	2,271	2,021	29	199	—	—	—
Residential mortgage	1	209	209	12	—	—	—	—
Home equity	1	86	84	—	—	—	—	—
Total originated	24	5,150	4,834	897	2,719	—	2	1,086

Acquired:
Home equity	1	125	123	—	123	—	—	—
Total acquired	1	125	123	—	123	—	—	—

Total loans and leases	25	$5,275	$4,957	$897	$2,842	$—	2	$1,086
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Nine Months Ended September 30, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$190	$189	$—	$—	$—	—	$—
Commercial	10	7,861	6,793	2,520	5,111	—	2	3,431
Equipment financing	14	2,401	2,321	—	2,136	—	—	—
Total originated	25	$10,452	$9,303	$2,520	$7,247	$—	2	$3,431
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Loans with one modification:
Extended maturity	$—	$—	$1,419	$4,463
Adjusted principal	—	—	—	19
Interest only	—	350	—	350
Combination maturity, principal, interest rate	345	804	3,454	2,253
Total loans with one modification	345	1,154	4,873	7,085

Loans with more than one modification:
Extended maturity	—	—	—	1,870
Combination maturity, principal, interest rate	—	—	84	348
Total loans with more than one modification	—	—	84	2,218

Total loans with modifications	$345	$1,154	$4,957	$9,303
The TDR loans and leases that were modified for the three months ended September 30, 2018 and 2017 were $0.3 million and $1.2 million, respectively. The decrease in TDR loans and leases that were modified for the three months ended September 30, 2018 was primarily due to decreases in the number and size of interest only modifications and a combination of maturity, principal, and interest rate modifications.
The TDR loans and leases that were modified for the nine months ended September 30, 2018 and 2017 were $5.0 million and $9.3 million, respectively. The decrease in TDR loans and leases that were modified for the nine months ended September 30, 2018 was primarily due to a decrease in the number and magnitude of interest only and maturity-extending modifications, offset by an increase in the combination of maturity, principal, and interest rate modifications .
There were no TDR loans and leases with more than one modification during the three months ended September 30, 2018 and 2017. There was one and four TDR loans and leases with more than one modification during the nine months ended September 30, 2018 and 2017, respectively.
The net charge-offs for performing and nonperforming TDR loans and leases for the three months ended September 30, 2018 and 2017 were $35 thousand and $0.6 million, respectively. The net charge-offs for performing and nonperforming TDR loans and leases for the nine months ended September 30, 2018 and 2017 were $0.7 million and $2.6 million, respectively.
As of September 30, 2018 and 2017, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2018	At December 31, 2017
	(In Thousands)
Goodwill	$137,890	$137,890
Additions	22,537	—
Balance at end of period	160,427	137,890
Other intangible assets:
Core deposits	5,534	4,955
Trade name	1,089	1,089
Total other intangible assets	6,623	6,044
Total goodwill and other intangible assets	$167,050	$143,934
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
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2018	$619
Year ending:
2019	1,681
2020	1,247
2021	839
2022	486
2023	256
Thereafter	406
Total	$5,534
(7) Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2018 and 2017, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2018	$(13,578)	$163	$(13,415)
Other comprehensive income (loss)	(2,184)	—	(2,184)
Balance at September 30, 2018	$(15,762)	$163	$(15,599)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2017	$(2,570)	$395	$(2,175)
Other comprehensive income (loss)	282	—	282
Balance at September 30, 2017	$(2,288)	$395	$(1,893)

	Nine Months Ended September 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive income (loss) before reclassifications	(9,702)	—	(9,702)
Less: amounts reclassified from accumulated other comprehensive loss	(53)	—	(53)
Balance at September 30, 2018	$(15,762)	$163	$(15,599)

	Nine Months Ended September 30, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive income (loss)	1,925	—	1,925
Balance at September 30, 2017	$(2,288)	$395	$(1,893)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended September 30, 2018 as compared to $53 thousand during the nine months ended September 30, 2018. The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017.
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of September 30, 2018 or December 31, 2017.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	80	$5,768	$—	$26,820	$9,168	$588,162	$629,918	$16,300
Pay fixed, receive variable	80	5,768	—	26,820	9,168	588,162	629,918	16,300
Risk participation-out agreements	20	—	—	15,119	—	64,691	79,810	144
Risk participation-in agreements	3	—	—	—	—	12,817	12,817	33

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$6,848	$—	$—	$—	$—	$6,848	$95
Sells foreign currency, buys U.S. currency	41	6,853	—	—	—	—	6,853	90

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	66	$3,903	$2,036	$27,992	$—	$460,728	$494,659	$562
Pay fixed, receive variable	66	3,903	2,036	27,992	—	460,728	494,659	562
Risk participation-out agreements	8	—	—	8,613	—	28,014	36,627	65
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	10

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$1,495	$—	$—	$—	$—	$1,495	$65
Sells foreign currency, buys U.S. currency	44	1,502	—	—	—	—	1,502	72
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $5.9 million and $26.7 million in the normal course of business as of September 30, 2018 and December 31, 2017, respectively. Dealer counterparties posted $0.2 million to the Company in the normal course of business as of September 30, 2018 compared to no collateral as of December 31, 2017.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$22,923	$—	$22,923	$—	$200	$22,723
Risk participation-out agreements	144	—	144	—	—	144
Foreign exchange contracts	95	—	95	—	—	95
Total	$23,162	$—	$23,162	$—	$200	$22,962

Liability derivatives
Loan level derivatives	$22,923	$—	$22,923	$5,860	$—	$17,063
Risk participation-in agreements	33	—	33	—	—	33
Foreign exchange contracts	90	—	90	—	—	90
Total	$23,046	$—	$23,046	$5,860	$—	$17,186

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$8,865	$—	$8,865	$—	$—	$8,865
Risk participation-out agreements	65	—	65	—	—	65
Foreign exchange contracts	72	—	72	—	—	72
Total	$9,002	$—	$9,002	$—	$—	$9,002

Liability derivatives
Loan level derivatives	$8,865	$—	$8,865	$25,159	$1,510	$—
Risk participation-in agreements	10	—	10	—	—	—
Foreign exchange contracts	65	—	65	—	—	—
Total	$8,940	$—	$8,940	$25,159	$1,510	$—
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
(9) Stock Based Compensation
As of September 30, 2018, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three and nine months ended September 30, 2018, 119,040 shares were issued upon satisfaction of required conditions of the Plans. During the three and nine months ended September 30, 2017, 163,204 shares were issued upon satisfaction of required conditions of the Plans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Total expense for the Plans was $0.7 million for both the three months ended September 30, 2018 and 2017, respectively. Total expense for the Plans was $1.8 million for both the nine months ended September 30, 2018 and 2017, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$22,460	$22,460	$15,366	$15,366

Denominator:
Weighted average shares outstanding	80,315,050	80,315,050	76,452,539	76,452,539
Effect of dilutive securities	—	200,417	—	306,891
Adjusted weighted average shares outstanding	80,315,050	80,515,467	76,452,539	76,759,430

EPS	$0.28	$0.28	$0.20	$0.20

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$61,924	$61,924	$43,691	$43,691

Denominator:
Weighted average shares outstanding	79,471,238	79,471,238	73,743,658	73,743,658
Effect of dilutive securities	—	269,754	—	373,522
Adjusted weighted average shares outstanding	79,471,238	79,740,992	73,743,658	74,117,180

EPS	$0.78	$0.78	$0.59	$0.59
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2018 and 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$178,316	$—	$178,316
GSE CMOs	—	105,941	—	105,941
GSE MBSs	—	170,782	—	170,782
SBA commercial loan asset-backed securities	—	53	—	53
Corporate debt obligations	—	45,634	—	45,634
U.S. Treasury bonds	—	33,102	—	33,102
Marketable equity securities	960	—	—	960
Total investment securities available-for-sale	$960	$533,828	$—	$534,788
Equity securities held for trading	$4,169	$—	$—	$4,169
Loan level derivatives	—	22,923	—	22,923
Risk participation-out agreements	—	144	—	144
Foreign exchange contracts	—	95	—	95
Liabilities:
Loan level derivatives	$—	$22,923	$—	$22,923
Risk participation-in agreements	—	33	—	33
Foreign exchange contracts	—	90	—	90

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$149,924	$—	$149,924
GSE CMOs	—	127,022	—	127,022
GSE MBSs	—	189,313	—	189,313
SBA commercial loan asset-backed securities	—	72	—	72
Corporate debt obligations	—	62,683	—	62,683
U.S. Treasury bonds	—	8,730	—	8,730
Trust preferred securities	—	1,398	—	1,398
Marketable equity securities	982	—	—	982
Total investment securities available-for-sale	$982	$539,142	$—	$540,124
Loan level derivatives	$—	$8,865	$—	$8,865
Risk participation-out agreements	—	65	—	65
Foreign exchange contracts	—	72	—	72
Liabilities:
Loan level derivatives	$—	$8,865	$—	$8,865
Risk participation-in agreements	—	10	—	10
Foreign exchange contracts	—	65	—	65

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2018 and December 31, 2017, no investment securities were valued using pricing models included in Level 3.
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
Equity Securities Held for Trading
The fair value of equity securities held for trading is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services. The Company's equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available.

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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2018 and 2017, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$14,494	$14,494
OREO	—	—	3,136	3,136
Repossessed assets	—	798	—	798
Total assets measured at fair value on a non-recurring basis	$—	$798	$17,630	$18,428

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$21,195	$21,195
OREO	—	—	3,235	3,235
Repossessed assets	—	1,184	—	1,184
Total assets measured at fair value on a non-recurring basis	$—	$1,184	$24,430	$25,614
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

	Fair Value		Valuation Technique
	At September 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$14,494	$21,195	Appraisal of collateral (1)
Other real estate owned	3,136	3,235	Appraisal of collateral (1)
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
	(In Thousands)
At September 30, 2018
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,540	$48,712	$—	$48,712	$—
GSE MBSs	11,924	11,507	—	11,507	—
Municipal obligations	52,720	51,564	—	51,564	—
Foreign government obligations	500	499	—	—	499
Loans held-for-sale	937	937	—	937	—
Loans and leases, net	6,167,710	6,027,640	—	—	6,027,640
Restricted equity securities	63,963	63,963	—	—	63,963
Financial liabilities:
Certificates of deposit	1,658,360	1,643,358	—	1,643,358	—
Borrowed funds	1,082,886	1,053,550	—	1,053,550	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2018	At December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$130,744	$76,653
Commercial	86,329	83,032
Residential mortgage	22,195	28,745
Unadvanced portion of loans and leases	611,073	571,668
Unused lines of credit:
Home equity	466,643	407,552
Other consumer	26,599	34,191
Other commercial	330	323
Unused letters of credit:
Financial standby letters of credit	10,123	12,422
Performance standby letters of credit	1,036	736
Commercial and similar letters of credit	2,385	184
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	629,918	494,659
Pay fixed, receive variable	629,918	494,659
Risk participation-out agreements	79,810	36,627
Risk participation-in agreements	12,817	3,825
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	6,848	1,495
Sells foreign currency, buys U.S. currency	6,853	1,502

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
The fair value of derivative assets and liabilities was $23.2 million and $23.0 million, respectively, as of September 30, 2018. The fair value of derivative assets and liabilities was $9.0 million and $8.9 million, respectively, as of December 31, 2017.
The fair value of foreign exchange assets and liabilities was $95 thousand and $90 thousand, respectively, as of September 30, 2018. The fair value of foreign exchange assets and liabilities was $72 thousand and $65 thousand as of December 31, 2017.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2018	$1,392
Year ending:
2019	5,308
2020	4,635
2021	3,667
2022	3,001
2023	2,421
Thereafter	8,933
Total	$29,357
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $1.6 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively. Total rental expense was $4.6 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in expense was due to the addition of three operating leases from the First Commons Bank acquisition and the opening of banking offices in Wakefield and Braintree, Massachusetts. In July 2018, a lease termination agreement was entered into for one of the former First Commons Bank branches.

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
As discussed in Note 1, the Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the nine months ended September 30, 2018, as a result of adopting Topic 606.
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

The Company manages the Banks under uniform strategic objectives, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally enhances management's motivation, service levels and, as a consequence, the Company's financial results. As such, while most back-office functions are consolidated at the holding company level, branding and decision-making, including credit decisions and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers. These credit decisions, at the local level, are executed through corporate policies overseen by the Company's credit department.
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

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.28	$0.26	$0.24	$0.09	$0.20
Earnings per share - Diluted	0.28	0.26	0.24	0.09	0.20
Book value per share (end of period)	11.08	10.94	10.80	10.49	10.52
Tangible book value per share (end of period) (1)	9.00	8.85	8.69	8.61	8.63
Dividends paid per common share	0.10	0.10	0.09	0.09	0.09
Stock price (end of period)	16.70	18.60	16.20	15.70	15.50

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.57%	3.64%	3.66%	3.59%	3.57%
Return on average assets	1.23%	1.15%	1.08%	0.41%	0.92%
Return on average tangible assets (1)	1.26%	1.17%	1.10%	0.41%	0.94%
Return on average stockholders' equity	10.10%	9.53%	8.98%	3.37%	7.64%
Return on average tangible stockholders' equity (1)	12.44%	11.80%	11.01%	4.09%	9.31%
Dividend payout ratio (1)	35.81%	38.56%	37.11%	101.05%	44.90%
Efficiency ratio (3)	53.76%	55.25%	60.83%	55.38%	56.37%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.04%	0.15%	0.03%	0.60%	0.14%
Nonperforming loans and leases as a percentage of total loans and leases	0.41%	0.42%	0.43%	0.48%	0.71%
Nonperforming assets as a percentage of total assets	0.41%	0.41%	0.42%	0.47%	0.66%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.96%	0.94%	0.96%	1.02%	1.16%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.00%	0.98%	1.03%	1.05%	1.20%

CAPITAL RATIOS
Stockholders' equity to total assets	12.16%	12.04%	11.94%	11.86%	12.04%
Tangible equity ratio (1)	10.11%	9.97%	9.85%	9.94%	10.09%

FINANCIAL CONDITION DATA
Total assets	$7,320,596	$7,285,710	$7,248,114	$6,780,249	$6,686,284
Total loans and leases	6,227,707	6,171,274	6,114,461	5,730,679	5,639,440
Allowance for loan and lease losses	59,997	57,981	58,714	58,592	65,413
Investment securities available-for-sale	534,788	558,602	558,357	540,124	522,910
Investment securities held-to-maturity	115,684	116,670	117,352	109,730	107,738
Investment securities trading	4,169	—	—	—	—
Goodwill and identified intangible assets	167,050	167,587	168,593	143,934	144,453
Total deposits	5,233,611	5,198,280	5,191,520	4,871,343	4,805,683

					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(Dollars in Thousands, Except Per Share Data)

Total borrowed funds	1,082,886	1,110,923	1,099,429	1,020,819	985,895
Stockholders' equity	890,368	877,283	865,777	803,830	804,762

EARNINGS DATA
Net interest income	$62,332	$62,717	$59,491	$57,657	$56,843
Provision for credit losses	2,717	1,470	641	1,802	2,911
Non-interest income	7,069	5,526	6,168	5,815	5,973
Non-interest expense	37,310	37,702	39,938	35,152	35,408
Net income	22,460	20,831	18,633	6,827	15,366
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $7.3 billion as of September 30, 2018 increased $540.3 million, or 10.6% on an annualized basis, from December 31, 2017. The increase was primarily driven by increases in loans and leases.
Total loans and leases of $6.2 billion as of September 30, 2018 increased $497.0 million, or 11.6% on an annualized basis, from December 31, 2017. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.1 billion, or 81.2% of total loans and leases, as of September 30, 2018, an increase of $359.1 million, or 10.2% on an annualized basis, from $4.7 billion, or 82.0% of total loans and leases, as of December 31, 2017.
Total deposits of $5.2 billion as of September 30, 2018 increased $362.3 million, or 9.9% on an annualized basis, from $4.9 billion as of December 31, 2017. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.6 billion, or 68.3% of total deposits as of September 30, 2018, a decrease of $88.6 million, or 3.2% on an annualized basis from $3.7 billion, or 75.2% of total deposits, as of December 31, 2017. Certificate of deposit balances totaled $1.7 billion, or 31.7% of total deposits as of September 30, 2018, an increase of $450.9 million, or 49.8% on an annualized basis from $1.2 billion, or 24.8% of total deposits, as of December 31, 2017.
Asset Quality
Nonperforming assets as of September 30, 2018 totaled $29.7 million, or 0.41% of total assets, compared to $31.7 million, or 0.47% of total assets, as of December 31, 2017. Net charge-offs for the three months ended September 30, 2018 were $0.6 million, or 0.04% of average loans and leases on an annualized basis, compared to $2.0 million, or 0.14% of average loans and leases on an annualized basis, for the three months ended September 30, 2017. The decrease in nonperforming loans and leases and nonperforming assets was primarily driven by the partial charge offs on certain taxi medallion loans.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.96% as of September 30, 2018, compared to 1.02% as of December 31, 2017. Excluding the loans acquired from BankRI, First Ipswich and First Commons Bank, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 1.00% as of September 30, 2018, compared to 1.05% as of December 31, 2017. The Company continued to employ its historical underwriting methodology throughout the three month period ended September 30, 2018. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 12.28% as of September 30, 2018, compared to 12.02% as of December 31, 2017. The Company's Tier 1 Leverage Ratio was 10.62% as of September 30, 2018, compared to 10.43% as of December 31, 2017. As of September 30, 2018, the Company's Tier 1 Risk-Based Capital Ratio was 12.59%, compared to 12.34% as of December 31, 2017. The Company's Total Risk-Based Capital Ratio was 14.84% as of September 30, 2018, compared to 14.75% as of December 31, 2017.
The Company's ratio of stockholders' equity to total assets was 12.16% and 11.86% as of September 30, 2018 and December 31, 2017, respectively. The Company's tangible equity ratio was 10.11% and 9.94% as of September 30, 2018 and December 31, 2017, respectively.
Net Income
For the three months ended September 30, 2018, the Company reported net income of $22.5 million, or $0.28 per basic and diluted share, an increase of $7.1 million, or 61.6% on an annualized basis, from $15.4 million, or $0.20 per basic and diluted share for the three months ended September 30, 2017. This increase in net income is primarily the result of an increase in net interest income of $5.5 million, a decrease in provision for income taxes of $2.2 million, an increase in non-interest income of $1.1 million and a decrease in the provision for credit losses of $0.2 million, partially offset by an increase in non-interest expense of $1.9 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2018, the Company reported net income of $61.9 million, or $0.78 per basic and diluted share, an increase of $18.2 million, or 55.6% on an annualized basis, from $43.7 million, or $0.59 per basic and diluted share for the nine months ended September 30, 2017. This increase in net income is primarily the result of an increase in net interest income of $19.0 million, a decrease in the provision for credit losses of $12.4 million and a decrease in the provision for income taxes of $5.8 million, partially offset by an increase in non-interest expense of $11.0 million, a decrease in non-interest income of $7.6 million and an increase in net income attributed to controlling interest of $0.3 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.23% for the three months ended September 30, 2018, compared to 0.92% for the three months ended September 30, 2017. The annualized return on average stockholders' equity was 10.10% for the three months ended September 30, 2018, compared to 7.64% for the three months ended September 30, 2017.
The net interest margin remained consistent at 3.57% for the three months ended September 30, 2018, and September 30, 2017. The consistency in the net interest margin is a result of an increase in the yield on interest-earning assets of 40 basis points to 4.65% for the three months ended September 30, 2018 from 4.25% for the three months ended September 30, 2017, partially offset by an increase of 54 basis points in the Company's overall cost of funds to 1.38% for the three months ended September 30, 2018 from 0.84% for the three months ended September 30, 2017.
The net interest margin was 3.62% for the nine months ended September 30, 2018, up from 3.56% for the nine months ended September 30, 2017. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets of 34 basis points to 4.51% for the nine months ended September 30, 2018 from 4.17% for the nine months ended September 30, 2017, partially offset by an increase of 36 basis points in the Company's overall cost of funds to 1.17% for the nine months ended September 30, 2018 from 0.81% for the nine months ended September 30, 2017.
The Company’s net interest margin and net interest income have demonstrated improvement as interest rates continue to rise, however the Company’s net interest margin and net interest income may come under pressure due to competitive pricing in all loan categories and the Company’s ability to contain cost of funds.
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
The following table summarizes the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net income, as reported	$22,460	$15,366	$61,924	$43,691
Less:
Security gains (after-tax of 24.0% for 2018 and 35.9% for 2017) (1)	—	—	883	—
Add:
Merger and acquisition-related expenses (after-tax of 24.0% for 2018 and 35.9% for 2017) (1) (2)	17	135	2,478	133
Operating earnings	$22,477	$15,501	$63,519	$43,824

Basic earnings per share, as reported	$0.28	$0.20	$0.78	$0.59
Less:
Security gains	—	—	0.01	—
Add:
Merger and acquisition-related expenses (2)	—	—	0.03	—
Basic operating earnings per share	$0.28	$0.20	$0.80	$0.59
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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Operating earnings	$22,477	$21,085	$19,958	$15,922	$15,501

Average total assets	$7,302,413	$7,273,793	$6,927,309	$6,725,730	$6,681,042
Less: Average goodwill and average identified intangible assets, net	167,313	168,185	152,377	144,226	144,747
Average tangible assets	$7,135,100	$7,105,608	$6,774,932	$6,581,504	$6,536,295

Return on average assets (annualized)	1.23%	1.15%	1.08%	0.41%	0.92%
Less:
Security gains	—%	—%	0.05%	—%	—%
Add:
Merger and acquisition-related expenses	—%	0.01%	0.12%	0.01%	0.01%
Impact of Tax Reform Act	—%	—%	—%	0.53%	—%
Operating return on average assets (annualized)	1.23%	1.16%	1.15%	0.95%	0.93%

Return on average tangible assets (annualized)	1.26%	1.17%	1.10%	0.41%	0.94%
Less:
Security gains	—%	—%	0.05%	—%	—%
Add:
Merger and acquisition-related expenses	—%	0.02%	0.13%	0.01%	0.01%
Impact of Tax Reform Act	—%	—%	—%	0.55%	—%
Operating return on average tangible assets (annualized)	1.26%	1.19%	1.18%	0.97%	0.95%

Average total stockholders' equity	$889,259	$874,513	$829,598	$811,219	$804,666
Less: Average goodwill and average identified intangible assets, net	167,313	168,185	152,377	144,226	144,747
Average tangible stockholders' equity	$721,946	$706,328	$677,221	$666,993	$659,919

Return on average stockholders' equity (annualized)	10.10%	9.53%	8.98%	3.37%	7.64%
Less:
Security gains	—%	—%	0.43%	—%	—%
Add:
Merger and acquisition-related expenses	0.01%	0.11%	1.07%	0.06%	0.07%
Impact of Tax Reform Act	—%	—%	—%	4.42%	—%
Operating return on average stockholders' equity (annualized)	10.11%	9.64%	9.62%	7.85%	7.71%

					(Continued)

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	12.44%	11.80%	11.01%	4.09%	9.31%
Less:
Security gains	—%	—%	0.52%	—%	—%
Add:
Merger and acquisition-related expenses	0.01%	0.14%	1.30%	0.08%	0.09%
Impact of Tax Reform Act	—%	—%	—%	5.38%	—%
Operating return on average tangible stockholders' equity (annualized)	12.45%	11.94%	11.79%	9.55%	9.40%

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Net income, as reported	$22,460	$20,831	$18,633	$6,827	$15,366

Average total assets	$7,302,413	$7,273,793	$6,927,309	$6,725,730	$6,681,042
Less: Average goodwill and average identified intangible assets, net	167,313	168,185	152,377	144,226	144,747
Average tangible assets	$7,135,100	$7,105,608	$6,774,932	$6,581,504	$6,536,295

Return on average tangible assets (annualized)	1.26%	1.17%	1.10%	0.41%	0.94%

Average total stockholders' equity	$889,259	$874,513	$829,598	$811,219	$804,666
Less: Average goodwill and average identified intangible assets, net	167,313	168,185	152,377	144,226	144,747
Average tangible stockholders' equity	$721,946	$706,328	$677,221	$666,993	$659,919

Return on average tangible stockholders' equity (annualized)	12.44%	11.80%	11.01%	4.09%	9.31%

The following tables summarize the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Total stockholders' equity	$890,368	$877,283	$865,777	$803,830	$804,762
Less: Goodwill and identified intangible assets, net	167,050	167,587	168,593	143,934	144,453
Tangible stockholders' equity	$723,318	$709,696	$697,184	$659,896	$660,309

Total assets	$7,320,596	$7,285,710	$7,248,114	$6,780,249	$6,686,284
Less: Goodwill and identified intangible assets, net	167,050	167,587	168,593	143,934	144,453
Tangible assets	$7,153,546	$7,118,123	$7,079,521	$6,636,315	$6,541,831

Tangible equity ratio	10.11%	9.97%	9.85%	9.94%	10.09%

The following tables summarize the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Tangible stockholders' equity	$723,318	$709,696	$697,184	$659,896	$660,309

Common shares issued	85,177,172	85,177,172	85,177,172	81,695,695	81,695,695
Less:
Treasury shares	4,291,317	4,409,501	4,401,333	4,440,665	4,572,954
Unallocated ESOP	118,050	126,144	134,238	142,332	150,921
Unvested restricted stock	398,094	455,283	455,283	455,283	471,702
Common shares outstanding	80,369,711	80,186,244	80,186,318	76,657,415	76,500,118

Tangible book value per share	$9.00	$8.85	$8.69	$8.61	$8.63

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Dividends paid	$8,043	$8,032	$6,914	$6,899	$6,899

Net income, as reported	$22,460	$20,831	$18,633	$6,827	$15,366

Dividend payout ratio	35.81%	38.56%	37.11%	101.05%	44.90%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017

Allowance for loan and lease losses	$59,997	$57,981	$58,714	$58,592	$65,413
Less: Allowance for acquired loan and lease losses	1,817	1,961	910	1,040	1,003
Allowance for originated loan and lease losses	$58,180	$56,020	$57,804	$57,552	$64,410

Total loans and leases	$6,227,707	$6,171,274	$6,114,461	$5,730,679	$5,639,440
Less: Total acquired loans and leases	426,865	460,142	482,237	240,057	260,196
Total originated loan and leases	$5,800,842	$5,711,132	$5,632,224	$5,490,622	$5,379,244

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.00%	0.98%	1.03%	1.05%	1.20%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At September 30, 2018		At December 31, 2017
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,287,979	36.7%	$2,174,969	38.0%
Multi-family mortgage	828,849	13.3%	760,670	13.3%
Construction	164,217	2.7%	140,138	2.4%
Total commercial real estate loans	3,281,045	52.7%	3,075,777	53.7%
Commercial loans and leases:
Commercial	771,200	12.4%	705,004	12.3%
Equipment financing	954,579	15.3%	866,488	15.1%
Condominium association	52,205	0.8%	52,619	0.9%
Total commercial loans and leases	1,777,984	28.5%	1,624,111	28.3%
Consumer loans:
Residential mortgage	759,167	12.2%	660,065	11.5%
Home equity	380,303	6.1%	355,954	6.2%
Other consumer	29,208	0.5%	14,772	0.3%
Total consumer loans	1,168,678	18.8%	1,030,791	18.0%
Total loans and leases	6,227,707	100.0%	5,730,679	100.0%
Allowance for loan and lease losses	(59,997)		(58,592)
Net loans and leases	$6,167,710		$5,672,087

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2018:

	At September 30, 2018	At December 31, 2017	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,281,045	$3,075,777	$205,268	8.9%
Commercial	1,777,984	1,624,111	153,873	12.6%
Consumer	1,168,678	1,030,791	137,887	17.8%
Total loans and leases	$6,227,707	$5,730,679	$497,028	11.6%
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

As of September 30, 2018, there were eleven borrowers with loans and commitments over $35.0 million. The total of those loans and commitments were $472.5 million, or 6.44% of total loans and commitments, as of September 30, 2018. As of December 31, 2017 there were twelve borrowers with loans and commitments over $35.0 million. The total of those loans and commitments was $537.1 million or 7.96% of total loans and commitments, as of December 31, 2017.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 52.7% of total loans and leases outstanding as of September 30, 2018.
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
The commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($774.5 million), office buildings ($641.6 million), retail stores ($520.4 million), industrial properties ($399.3 million), mixed-use properties ($250.3 million), lodging services ($115.8 million) and food services ($54.0 million) as of September 30, 2018. At that date, approximately 97.1% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.5% of total loans outstanding as of September 30, 2018.
The commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($568.7 million), transportation services ($380.7 million; which includes $9.6 million in taxi medallions), food services ($124.5 million), manufacturing ($114.5 million), rental and leasing services ($55.8 million), retail ($79.6 million), and recreation services ($36.1 million) as of September 30, 2018.
The Company provides commercial banking services to companies in its market area. Approximately 47.2% of the commercial loans outstanding as of September 30, 2018 were made to borrowers located in New England. The remaining 52.8% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.0% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.8% of total loans outstanding as of September 30, 2018. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2018, other consumer loans equaled $29.2 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2018, the Company had $57.6 million of total assets, including acquired assets, that were designated as criticized. This compares to $68.2 million of assets designated as criticized as of December 31, 2017. The decrease of $10.6 million in criticized assets was primarily due to charge-offs and paydowns of criticized loans during the first nine months of 2018.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of September 30, 2018, the Company had nonperforming assets of $29.7 million, representing 0.41% of total assets, compared to nonperforming assets of $31.7 million, or 0.47% of total assets, as of December 31, 2017. The decrease in nonperforming assets was primarily driven by charge-offs on taxi medallion loans during the first nine months of 2018.

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
As of September 30, 2018, the Company had loans and leases greater than 90 days past due and accruing of $15.0 million, or 0.24% of total loans and leases, compared to $3.0 million, or 0.05% of total loans and leases, as of December 31, 2017, representing an increase of $12.0 million. The increase in past due and accruing loans was primarily due to a commercial real estate loan and a commercial loan which became greater than 90 days past due during the first nine months of 2018.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,369	$3,313
Multi-family mortgage	357	608
Construction	640	860
Total commercial real estate loans	4,366	4,781

Commercial	7,862	11,619
Equipment financing	9,659	8,106
Condominium association	295	—
Total commercial loans and leases	17,816	19,725

Residential mortgage	2,538	1,979
Home equity	1,053	744
Other consumer	11	43
Total consumer loans	3,602	2,766

Total nonaccrual loans and leases	25,784	27,272

Other real estate owned	3,136	3,235
Other repossessed assets	798	1,184
Total nonperforming assets	$29,718	$31,691

Loans and leases past due greater than 90 days and accruing	$14,954	$3,020

Total nonperforming loans and leases as a percentage of total loans and leases	0.41%	0.48%
Total nonperforming assets as a percentage of total assets	0.41%	0.47%

Troubled Debt Restructured Loans and Leases
As of September 30, 2018, restructured loans included $2.0 million of commercial real estate loans, $0.4 million of multi-family mortgage loans, $10.3 million of commercial loans, $5.5 million of equipment financing loans and leases, $1.6 million of residential mortgage loans and $1.6 million of home equity loans. As of December 31, 2017, restructured loans included $5.0 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $13.9 million of commercial loans, $4.0 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.4 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$12,657	$16,241
On nonaccrual	8,779	9,770
Total troubled debt restructurings	$21,436	$26,011

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Balance at beginning of period	$22,302	$30,878	$26,011	$25,802
Additions	346	1,154	5,275	9,303
Net charge-offs	(35)	(590)	(723)	(2,580)
Repayments	(1,177)	(2,128)	(9,127)	(2,289)
Other reductions (1)	—	—	—	(922)
Balance at end of period	$21,436	$29,314	$21,436	$29,314
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
As of September 30, 2018, the Company had a portfolio of approximately $14.5 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2017, this portfolio was approximately $19.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $20 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts and the risk of loss is minimal. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. The Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the risks associated with the portfolio.

The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2018 and 2017.

	At and for the Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981
Charge-offs	—	(1,198)	(29)	(1,227)
Recoveries	—	619	44	663
Provision for loan and lease losses	319	2,217	44	2,580
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

Total loans and leases	$3,281,045	$1,777,984	$1,168,678	$6,227,707
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.56%	0.42%	0.96%

	At and for the Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2017	$27,954	$31,099	$5,468	$64,521
Charge-offs	(65)	(1,965)	(113)	(2,143)
Recoveries	—	109	80	189
Provision for loan and lease losses	979	1,832	35	2,846
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

Total loans and leases	$3,029,009	$1,585,296	$1,025,135	$5,639,440
Total allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.53%	1.16%

	At and for the Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(5,387)	(134)	(5,624)
Recoveries	—	1,972	253	2,225
Provision for loan and lease losses	355	4,840	(391)	4,804
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

Total loans and leases	$3,281,045	$1,777,984	$1,168,678	$6,227,707
Allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.56%	0.42%	0.96%

	At and for the Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(294)	(6,267)	(329)	(6,890)
Recoveries	476	800	263	1,539
Provision for loan and lease losses	1,041	15,636	421	17,098
Balance at September 30, 2017	$28,868	$31,075	$5,470	$65,413

Total loans and leases	$3,029,009	$1,585,296	$1,025,135	$5,639,440
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.96%	0.53%	1.16%
The allowance for loan and lease losses was $60.0 million as of September 30, 2018, or 0.96% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.6 million, or 1.02% of total loans and leases outstanding, as of December 31, 2017. The increase in the allowance for loan and lease losses is largely a result of the continued deterioration in value of the collateral underlying the taxi medallion portfolio. Excluding the First Commons Bank loans, loans increased $263.3 million during the first nine months of 2018 or 6.1% on an annualized basis.
Management believes that the allowance for loan and lease losses as of September 30, 2018 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $27.4 million, or 0.83% of total commercial real estate loans outstanding, as of September 30, 2018. This compared to an allowance for commercial real estate loan losses of $27.1 million, or 0.88% of total commercial real estate loans outstanding, as of December 31, 2017. There were no specific reserves on commercial real estate loans as of both September 30, 2018 and December 31, 2017.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.63% as of September 30, 2018 from 0.91% as of December 31, 2017. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans remained consistent at 0.14% as of September 30, 2018 and December 31, 2017.
There were no charge-offs in the commercial real estate loan portfolio for the three months ended September 30, 2018 compared to net charge-offs of $65 thousand for the three month ended September 30, 2017. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended September 30, 2018 and September 30, 2017 were minimal.
Net charge-offs in the commercial real estate loan portfolio totaled $103 thousand for the nine months ended September 30, 2018 compared to net recoveries of $182 thousand for the nine months ended September 30, 2017. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs and recoveries for the nine months ended September 30, 2018 and September 30, 2017 were minimal.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $27.8 million, or 1.56% of total commercial loans and leases outstanding, as of September 30, 2018, compared to $26.3 million, or 1.62% of total commercial loans and leases outstanding, as of December 31, 2017. Specific reserves on commercial loans and leases increased from $3.1 million as of December 31, 2017 to $3.5 million as of September 30, 2018.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.09% as of September 30, 2018, compared to 2.47% as of December 31, 2017. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.99% as of September 30, 2018 from 1.15% as of December 31, 2017.
Net charge-offs in the commercial loan and lease portfolio for the three months ended September 30, 2018 and September 30, 2017 were $0.6 million and $1.9 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended September 30, 2018 and September 30, 2017 were 0.04% and 0.16%, respectively.
Net charge-offs in the commercial loan and lease portfolio for the nine months ended September 30, 2018 and September 30, 2017 were $3.4 million and $5.5 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2018 and September 30, 2017 were 0.27% and 0.47%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.9 million, or 0.42% of total consumer loans outstanding, as of September 30, 2018, compared to $5.1 million, or 0.50% of consumer loans outstanding, as of December 31, 2017. Specific reserves on consumer loans were $112 thousand and $22 thousand as of September 30, 2018 and December 31, 2017, respectively.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.28% as of September 30, 2018 from 0.21% as of December 31, 2017. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of September 30, 2018. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $15 thousand for the three months ended September 30, 2018 compared to net charge-offs of $33 thousand for the three months ended September 30, 2017. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
Net recoveries in the consumer loan portfolio totaled $119 thousand for the nine months ended September 30, 2018 compared to net charge-offs of $66 thousand for the nine months ended September 30, 2017. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2018			At December 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,727	34.5%	36.7%	$20,089	34.3%	38.0%
Multi-family mortgage	5,321	8.9%	13.3%	5,667	9.7%	13.3%
Construction	1,315	2.2%	2.7%	1,356	2.3%	2.4%
Total commercial real estate loans	27,363	45.6%	52.7%	27,112	46.3%	53.7%
Commercial	15,900	26.5%	12.4%	15,366	26.2%	12.3%
Equipment financing	11,486	19.1%	15.3%	10,586	18.1%	15.1%
Condominium association	374	0.6%	0.8%	381	0.7%	0.9%
Total commercial loans and leases	27,760	46.2%	28.5%	26,333	45.0%	28.3%
Residential mortgage	2,675	4.5%	12.2%	2,743	4.7%	11.5%
Home equity	2,079	3.5%	6.1%	2,219	3.8%	6.2%
Other consumer	120	0.2%	0.5%	185	0.2%	0.3%
Total consumer loans	4,874	8.2%	18.8%	5,147	8.7%	18.0%
Total	$59,997	100.0%	100.0%	$58,592	100.0%	100.0%
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
Cash, cash equivalents, and investment securities decreased $2.3 million, or 0.4% on an annualized basis, to $708.5 million as of September 30, 2018 from $710.9 million as of December 31, 2017. The decrease was primarily driven by decreases in deposit balances and investment securities. Cash, cash equivalents, and investment securities were 9.7% of total assets as of September 30, 2018, compared to 10.5% of total assets at December 31, 2017.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,118	$178,316	$151,483	$149,924
GSE CMOs	112,325	105,941	131,082	127,022
GSE MBSs	177,324	170,782	191,281	189,313
SBA commercial loan asset- backed securities	53	53	73	72
Corporate debt obligations	46,657	45,634	62,811	62,683
U.S. Treasury bonds	33,569	33,102	8,785	8,730
Trust preferred securities	—	—	1,471	1,398
Total debt securities	554,046	533,828	546,986	539,142
Marketable equity securities	964	960	978	982
Total investment securities available-for-sale	$555,010	$534,788	$547,964	$540,124
Investment securities held-to-maturity:
GSE debentures	$50,540	$48,712	$41,612	$40,801
GSE MBSs	11,924	11,507	13,923	13,705
Municipal obligations	52,720	51,564	53,695	53,517
Foreign government obligations	500	499	500	500
Total investment securities held-to-maturity	$115,684	$112,282	$109,730	$108,523
Equity securities held for trading	$4,169	$4,169	$—	$—

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, trust preferred securities, and equity securities held for trading, all of which are included in Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $64.2 million for the nine months ended September 30, 2018 compared to $55.0 million for the same period in 2017. For the nine months ended September 30, 2018, the Company sold $1.5 million of investment securities, compared to none for the same period in 2017. For the nine months ended September 30, 2018, the Company purchased $73.9 million of investment securities available-for-sale, compared to $52.4 million in purchases of investment securities available-for-sale for the same period in 2017.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $2.5 million for the nine months ended September 30, 2018 compared to $3.2 million for the same period in 2017. There were no sales of investment securities held-to-maturity for the nine months ended September 30, 2018 and 2017. For the nine months ended September 30,

2018, the Company purchased $8.9 million of investment securities held-to-maturity, compared to $23.9 million in purchases of investment securities held-to-maturity for the same period in 2017.
As of September 30, 2018, the fair value of all investment securities available-for-sale was $534.8 million and carried a total of $20.2 million of net unrealized losses, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of September 30, 2018, $528.1 million, or 98.7%, of the portfolio, had gross unrealized losses of $20.4 million. This compares to $469.2 million, or 86.9%, of the portfolio with gross unrealized losses of $8.4 million as of December 31, 2017. The Company's unrealized loss position has increased in 2018 driven by higher long-term interest rates.
As of September 30, 2018, the fair value of all investment securities held-to-maturity was $112.3 million and carried a total of $3.4 million of net unrealized losses, compared to a fair value of $108.5 million and net unrealized losses of $1.2 million as of December 31, 2017. As of September 30, 2018, $112.2 million, or 100.0%, of the portfolio, had gross unrealized losses of $3.4 million. This compares to $92.9 million, or 85.6%, of the portfolio with gross unrealized losses of $1.4 million as of December 31, 2017. The Company's unrealized loss position increased in 2018 driven by higher long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2018. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2018, the excess balance of capital stock is $0.1 million, as compared to no excess balance at December 31, 2017.
As of September 30, 2018, the Company owned stock in the FHLBB with a carrying value of $45.9 million, an increase of $3.5 million from $42.4 million as of December 31, 2017. As of September 30, 2018, the FHLBB had total assets of $64.7 billion and total capital of $3.5 billion, of which $1.4 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2018 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of June 30, 2018.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. As of September 30, 2018 the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.0 million, compared to a carrying value of $16.8 million at December 31,2017.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2018			At December 31, 2017
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,017,234	19.4%	—%	$942,583	19.3%	—%
Interest-bearing deposits:
NOW accounts	322,587	6.2%	0.10%	350,568	7.2%	0.07%
Savings accounts	612,210	11.7%	0.35%	646,359	13.3%	0.25%
Money market accounts	1,623,220	31.0%	1.07%	1,724,363	35.4%	0.56%
Certificate of deposit accounts	1,658,360	31.7%	1.87%	1,207,470	24.8%	1.27%
Total interest-bearing deposits	4,216,377	80.6%	1.21%	3,928,760	80.7%	0.68%
Total deposits	$5,233,611	100.0%	0.97%	$4,871,343	100.0%	0.55%
Total deposits increased $362.3 million to $5.2 billion as of September 30, 2018, compared to $4.9 billion as of December 31, 2017. Deposits as a percentage of total assets decreased to 71.5% as of September 30, 2018, compared to 71.8% as of December 31, 2017.
As of September 30, 2018, the Company had $330.4 million of brokered deposits compared to $274.7 million as of December 31, 2017. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $450.9 million during the nine months ended September 30, 2018. Certificates of deposit have also increased as a percentage of total deposits to 31.7% as of September 30, 2018 from 24.8% as of December 31, 2017.
During the nine months ended September 30, 2018, core deposits decreased $88.6 million. The ratio of core deposits to total deposits decreased from 75.2% as of December 31, 2017 to 68.3% as of September 30, 2018, primarily due to the shift in deposit mix and increase in certificate of deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	1,023,610	19.5%	—%	$918,054	19.3%	—%
NOW accounts	344,760	6.6%	0.08%	321,731	6.8%	0.07%
Savings accounts	599,514	11.4%	0.31%	605,303	12.7%	0.20%
Money market accounts	1,668,402	31.8%	1.04%	1,765,610	37.2%	0.51%
Total core deposits	3,636,286	69.3%	0.54%	3,610,698	76.0%	0.29%
Certificate of deposit accounts	1,612,551	30.7%	1.72%	1,139,699	24.0%	1.17%
Total deposits	$5,248,837	100.0%	0.90%	$4,750,397	100.0%	0.50%

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$986,763	19.3%	—%	$905,684	19.4%	—%
NOW accounts	342,418	6.7%	0.08%	319,633	6.8%	0.07%
Savings accounts	619,317	12.1%	0.28%	603,814	12.9%	0.20%
Money market accounts	1,735,710	34.0%	0.81%	1,759,449	37.6%	0.49%
Total core deposits	3,684,208	72.1%	0.43%	3,588,580	76.7%	0.28%
Certificate of deposit accounts	1,428,799	27.9%	1.53%	1,088,011	23.3%	1.12%
Total deposits	$5,113,007	100.0%	0.74%	$4,676,591	100.0%	0.47%
As of September 30, 2018 and December 31, 2017, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At September 30, 2018		At December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$240,667	1.59%	$157,263	0.96%
Over six months through 12 months	238,068	1.84%	134,297	1.08%
Over 12 months	387,100	2.30%	244,348	1.73%
Total certificate of deposit of $100,000 or more	$865,835	1.98%	$535,908	1.34%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,047,594	$1,037,778	$1,090,372	$1,046,054
Maximum amount outstanding at any month-end during the period	1,082,886	1,070,681	1,209,310	1,093,693
Balance outstanding at end of period	1,082,886	985,896	1,082,886	985,896
Weighted average interest rate for the period	2.39%	1.64%	2.13%	1.59%
Weighted average interest rate at end of period	2.36%	1.67%	2.36%	1.67%
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

FHLBB borrowings increased by $69.5 million to $959.4 million as of September 30, 2018 from the December 31, 2017 balance of $889.9 million. The increase in FHLBB borrowings was primarily due to an increase in new advances from the FHLBB to fund loan growth.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2018	$4,797	$4,778
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2018	4,695	4,668
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,900	73,825
			Total	$83,392	$83,271
The above carrying amounts of the subordinated debentures included $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of September 30, 2018. This compares to $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of December 31, 2017.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $2.4 million to $40.0 million as of September 30, 2018 from $37.6 million as of December 31, 2017.
The Company has access to a $12.0 million committed line of credit as of September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $236.0 million. As of September 30, 2018 , the Company did not have any borrowings on these uncommitted lines of credit as compared to December 31, 2017, when the Company had $10.0 million in borrowings on the uncommitted lines.

Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2018 or December 31, 2017.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2018 and December 31, 2017:

	At September 30, 2018	At December 31, 2017
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$629,918	$494,659
Pay fixed, receive variable	629,918	494,659
Risk participation-out agreements	79,810	36,627
Risk participation-in agreements	12,817	3,825
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$6,848	$1,495
Sells foreign currency, buys U.S. currency	6,853	1,502
Fixed weighted average interest rate from the Company to counterparty	4.32%	4.17%
Floating weighted average interest rate from counterparty to the Company	4.15%	3.19%
Weighted average remaining term to maturity (in months)	87	81
Fair value:
Recognized as an asset:
Loan level derivatives	$22,923	$8,865
Risk participation-out agreements	144	65
Foreign exchange contracts	95	72
Recognized as a liability:
Loan level derivatives	$22,923	$8,865
Risk participation-in agreements	33	10
Foreign exchange contracts	90	65
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $890.4 million as of September 30, 2018, representing a $86.6 million increase compared to $803.8 million at December 31, 2017. The increase primarily reflects net income attributable to the Company of $61.9 million for the nine months ended September 30, 2018 and an increase of $55.2 million related to acquisition of First Commons Bank, which was partially offset by an unrealized loss on securities available-for-sale of $9.6 million and dividends paid by the Company of $23.0 million in that same period.
Stockholders' equity represented 12.16% of total assets as of September 30, 2018 and 11.86% of total assets as of December 31, 2017. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 10.11% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2018 and 9.94% as of December 31, 2017.
The dividend payout ratio was 35.81% for the three months ended September 30, 2018, compared to 44.90% for the same period in 2017 and 37.12% for the nine months ended September 30, 2018, compared to 46.09% for the same period in 2017.
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
Net Interest Income
Net interest income increased $5.5 million to $62.3 million for the three months ended September 30, 2018 from $56.8 million for the three months ended September 30, 2017. This increase reflects a $12.8 million increase in interest income on loans and leases, partially offset by an $8.0 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2018 and September 30, 2017 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2018 and September 30, 2017 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $19.0 million to $184.5 million for the nine months ended September 30, 2018 from $165.5 million for the nine months ended September 30, 2017. This overall increase reflects a $33.7 million increase in interest income on loans and leases, partially offset by a $16.6 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2018 and September 30, 2017 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2018 and September 30, 2017 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin remained consistent at 3.57% for the three months ended September 30, 2018 and September 30, 2017. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.92% for the three months ended September 30, 2018 from 4.52% for the three months ended September 30, 2017. Interest amortization and accretion on acquired loans totaled $0.3 million and contributed 2 basis points to loan yields during the three months ended September 30, 2018 compared to $0.2 million, or 1 basis point, for the three months ended September 30, 2017. The flat net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment, offset by a comparable increase in funding costs.
Net interest margin increased by 6 basis points to 3.62% for the nine months ended September 30, 2018 from 3.56% for the nine months ended September 30, 2017. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.77% for the nine months ended September 30, 2018 from 4.44% for the nine months ended September 30, 2017. Interest amortization and accretion on acquired loans totaled $0.6 million and contributed 1 basis point to loan yields during the nine months ended September 30, 2018 compared to $0.6 million, or 1 basis point, for the nine months ended September 30, 2017. The increase in the net interest margin is the result of repricing interest-earning assets in a slightly higher rate environment partially offset by a comparable increase in funding costs.
The yield on interest-earning assets increased to 4.65% for the three months ended September 30, 2018 from 4.25% for the three months ended September 30, 2017. This increase is the result of higher yields on loans and leases and investments. During the three months ended September 30, 2018, the Company recorded $0.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended September 30, 2018, compared to $0.8 million, or 5 basis points, for the three months ended September 30, 2017.

The yield on interest-earning assets increased to 4.51% for the nine months ended September 30, 2018 from 4.17% for the nine months ended September 30, 2017. This increase is the result of higher yields on loans and leases and investments. During the nine months ended September 30, 2018, the Company recorded $2.4 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the nine months ended September 30, 2018. The company recorded $2.6 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the nine months ended September 30, 2017.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 44 basis points to 1.15% for the three months ended September 30, 2018 from 0.71% for the three months ended September 30, 2017. The overall cost of funds (including non-interest-bearing demand checking accounts) increased 30 basis points to 0.98% for the nine months ended September 30, 2018 from 0.68% for the nine months ended September 30, 2017. Refer to "Financial Condition - Borrowed Funds" above for more details.
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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2018 and September 30, 2017. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$663,125	$3,638	2.20%	$642,018	$3,264	2.03%
Marketable and restricted equity securities	67,607	1,029	6.09%	66,212	789	4.76%
Short-term investments	31,061	145	1.87%	52,674	180	1.36%
Total investments	761,793	4,812	2.53%	760,904	4,233	2.23%
Commercial real estate loans (2)	3,260,634	37,332	4.48%	2,974,185	31,299	4.12%
Commercial loans (2)	819,383	9,862	4.72%	760,115	7,959	4.10%
Equipment financing (2)	933,007	16,220	6.95%	846,027	13,983	6.61%
Residential mortgage loans (2)	756,421	7,648	4.04%	649,831	6,043	3.72%
Other consumer loans (2)	412,248	4,928	4.73%	369,925	4,015	4.30%
Total loans and leases	6,181,693	75,990	4.92%	5,600,083	63,299	4.52%
Total interest-earning assets	6,943,486	80,802	4.65%	6,360,987	67,532	4.25%
Allowance for loan and lease losses	(58,576)			(65,140)
Non-interest-earning assets	417,503			385,195
Total assets	$7,302,413			$6,681,042
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$344,760	72	0.08%	$321,731	55	0.07%
Savings accounts	599,514	472	0.31%	605,303	306	0.20%
Money market accounts	1,668,402	4,367	1.04%	1,765,610	2,267	0.51%
Certificate of deposit	1,612,551	7,005	1.72%	1,139,699	3,356	1.17%
Total interest-bearing deposits (3)	4,225,227	11,916	1.12%	3,832,343	5,984	0.62%
Advances from the FHLBB	907,306	4,979	2.15%	913,206	3,028	1.30%
Subordinated debentures and notes	83,370	1,301	6.24%	83,204	1,274	6.13%
Other borrowed funds	56,918	108	0.75%	41,368	47	0.45%
Total borrowed funds	1,047,594	6,388	2.39%	1,037,778	4,349	1.64%
Total interest-bearing liabilities	5,272,821	18,304	1.38%	4,870,121	10,333	0.84%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,023,610			918,054
Other non-interest-bearing liabilities	107,449			80,616
Total liabilities	6,403,880			5,868,791
Brookline Bancorp, Inc. stockholders' equity	889,259			804,666
Noncontrolling interest in subsidiary	9,274			7,585
Total liabilities and stockholders' equity	$7,302,413			$6,681,042
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		62,498	3.27%		57,199	3.41%
Less adjustment of tax-exempt income		166			356
Net interest income		$62,332			$56,843
Net interest margin (5)			3.57%			3.57%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.90% and 0.50% in the three months ended September 30, 2018 and September 30, 2017, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$658,993	$10,632	2.15%	$631,549	$9,641	2.04%
Marketable and restricted equity securities	67,056	2,956	5.88%	68,104	2,306	4.52%
Short-term investments	34,295	444	1.73%	42,922	342	1.06%
Total investments	760,344	14,032	2.46%	742,575	12,289	2.21%
Commercial real estate loans (2)	3,209,798	107,133	4.40%	2,949,313	91,134	4.07%
Commercial loans (2)	809,849	27,609	4.50%	730,453	22,737	4.11%
Equipment financing (2)	905,345	46,823	6.90%	826,494	40,907	6.60%
Residential mortgage loans (2)	740,507	21,933	3.95%	641,443	17,511	3.64%
Other consumer loans (2)	400,304	13,333	4.45%	364,407	11,187	4.10%
Total loans and leases	6,065,803	216,831	4.77%	5,512,110	183,476	4.44%
Total interest-earning assets	6,826,147	230,863	4.51%	6,254,685	195,765	4.17%
Allowance for loan and lease losses	(58,935)			(62,142)
Non-interest-earning assets	401,999			374,558
Total assets	$7,169,211			$6,567,101
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$342,418	195	0.08%	$319,633	164	0.07%
Savings accounts	619,317	1,278	0.28%	603,814	916	0.20%
Money market accounts	1,735,710	10,455	0.81%	1,759,449	6,407	0.49%
Certificate of deposit	1,428,799	16,306	1.53%	1,088,011	9,120	1.12%
Total interest-bearing deposits (3)	4,126,244	28,234	0.91%	3,770,907	16,607	0.59%
Advances from the FHLBB	960,399	13,423	1.84%	913,137	8,640	1.25%
Subordinated debentures and notes	83,330	3,879	6.21%	83,165	3,805	6.10%
Other borrowed funds	46,643	273	0.78%	49,752	137	0.37%
Total borrowed funds	1,090,372	17,575	2.13%	1,046,054	12,582	1.59%
Total interest-bearing liabilities	5,216,616	45,809	1.17%	4,816,961	29,189	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	986,763			905,684
Other non-interest-bearing liabilities	92,280			76,735
Total liabilities	6,295,659			5,799,380
Brookline Bancorp, Inc. stockholders' equity	864,675			760,447
Noncontrolling interest in subsidiary	8,877			7,274
Total liabilities and stockholders' equity	$7,169,211			$6,567,101
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		185,054	3.34%		166,576	3.36%
Less adjustment of tax-exempt income		514			1,052
Net interest income		$184,540			$165,524
Net interest margin (5)			3.62%			3.56%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.74% and 0.47% in the nine months ended September 30, 2018 and September 30, 2017, respectively.
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

	Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$105	$269	$374	$442	$549	$991
Marketable and restricted equity securities	17	223	240	(36)	686	650
Short-term investments	(89)	54	(35)	(79)	181	102
Total investments	33	546	579	327	1,416	1,743
Loans and leases:
Commercial real estate loans	3,163	2,870	6,033	8,341	7,658	15,999
Commercial loans and leases	647	1,256	1,903	2,601	2,271	4,872
Equipment financing	1,491	746	2,237	4,007	1,909	5,916
Residential mortgage loans	1,053	552	1,605	2,850	1,572	4,422
Other consumer loans	487	426	913	1,150	996	2,146
Total loans	6,841	5,850	12,691	18,949	14,406	33,355
Total change in interest and dividend income	6,874	6,396	13,270	19,276	15,822	35,098
Interest expense:
Deposits:
NOW accounts	6	11	17	10	21	31
Savings accounts	(3)	169	166	22	340	362
Money market accounts	(132)	2,232	2,100	(89)	4,137	4,048
Certificate of deposit	1,711	1,938	3,649	3,313	3,873	7,186
Total deposits	1,582	4,350	5,932	3,256	8,371	11,627
Borrowed funds:
Advances from the FHLBB	(19)	1,970	1,951	473	4,310	4,783
Subordinated debentures and notes	3	24	27	7	67	74
Other borrowed funds	22	39	61	(9)	145	136
Total borrowed funds	6	2,033	2,039	471	4,522	4,993
Total change in interest expense	1,588	6,383	7,971	3,727	12,893	16,620
Change in tax-exempt income	(190)	—	(190)	(538)	—	(538)
Change in net interest income	$5,476	$13	$5,489	$16,087	$2,929	$19,016

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$37,333	$31,298	$6,035	19.3%	$107,134	$91,133	$16,001	17.6%
Commercial loans	9,748	7,714	2,034	26.4%	27,255	22,011	5,244	23.8%
Equipment financing	16,221	13,983	2,238	16.0%	46,823	40,907	5,916	14.5%
Residential mortgage loans	7,648	6,043	1,605	26.6%	21,933	17,511	4,422	25.3%
Other consumer loans	4,927	4,016	911	22.7%	13,333	11,188	2,145	19.2%
Total interest income—loans and leases	$75,877	$63,054	$12,823	20.3%	$216,478	$182,750	$33,728	18.5%
Interest income from loans and leases was $75.9 million for the three months ended September 30, 2018, and represented a yield on total loans of 4.92%. This compares to $63.1 million of interest on loans and a yield of 4.52% for September 30, 2017. The $12.8 million increase in interest income from loans and leases was primarily attributable to $6.8 million in origination volume and $5.9 million in a change in interest rates.
Accretion on acquired loans and leases totaled $0.3 million, or 2 basis points to the Company's net interest margin for the three months ended September 30, 2018, compared to $0.2 million and 1 basis point for the three months ended September 30, 2017.
Interest income from loans and leases was $216.5 million for the nine months ended September 30, 2018, and represented a yield on total loans of 4.77%. This compares to $182.8 million of interest on loans and a yield of 4.44% for September 30, 2017. The $33.7 million increase in interest income from loans and leases was primarily attributable to $18.9 million in origination volume and $14.4 million in a change in interest rates.
Accretion on acquired loans and leases totaled $0.6 million, or 1 basis point to the Company's net interest margin for the nine months ended September 30, 2018 and 2017.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,585	$3,154	$431	13.7%	$10,471	$9,310	$1,161	12.5%
Marketable and restricted equity securities	1,029	788	241	30.6%	2,956	2,311	645	27.9%
Short-term investments	145	180	(35)	(19.4)%	444	342	102	29.8%
Total interest income—investments	$4,759	$4,122	$637	15.5%	$13,871	$11,963	$1,908	15.9%
Total investment income was $4.8 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017. As of September 30, 2018 and 2017, the yield on total investments was 2.5% and 2.2%, respectively. The year over year increase in interest income on investments of $0.6 million, or 15.5%, was driven by a $546 thousand increase due to rates and a $33 thousand increase due to volume.
Total investment income was $13.9 million for the nine months ended September 30, 2018 compared to $12.0 million for the nine months ended September 30, 2017. As of September 30, 2018 and 2017, the yield on total investments was 2.5% and 2.2%, respectively. The year over year increase in interest income on investments of $1.9 million, or 15.9%, was driven by a $1.4 million increase due to rates and a $0.3 million increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$72	$55	$17	30.9%	$195	$164	$31	18.9%
Savings accounts	472	306	166	54.2%	1,278	916	362	39.5%
Money market accounts	4,367	2,267	2,100	92.6%	10,455	6,407	4,048	63.2%
Certificates of deposit	7,005	3,356	3,649	108.7%	16,306	9,120	7,186	78.8%
Total interest expense - deposits	11,916	5,984	5,932	99.1%	28,234	16,607	11,627	70.0%
Borrowed funds:
Advances from the FHLBB	4,979	3,028	1,951	64.4%	13,423	8,640	4,783	55.4%
Subordinated debentures and notes	1,301	1,274	27	2.1%	3,879	3,805	74	1.9%
Other borrowed funds	108	47	61	129.8%	273	137	136	99.3%
Total interest expense - borrowed funds	6,388	4,349	2,039	46.9%	17,575	12,582	4,993	39.7%
Total interest expense	$18,304	$10,333	$7,971	77.1%	$45,809	$29,189	$16,620	56.9%
Deposits
For the three months ended September 30, 2018, interest expense on deposits increased $5.9 million, or 99.1%, as compared to the same period in 2017. Interest expense increased $4.4 million due to an increase in interest rates and $1.6 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the three months ended September 30, 2018 was $245 thousand and one basis point, compared to no amortization for the three months ended September 30, 2017.
Interest expense on deposits increased $11.6 million, or 70.0%, to $28.2 million for the nine months ended September 30, 2018 from $16.6 million for the nine months ended September 30, 2017. The increase in interest expense on deposits was due to a $8.4 million increase due to rate increases and a $3.3 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2018 was $572 thousand and one basis point, compared to no amortization for the nine months ended September 30, 2017.
Borrowed Funds
During the three months ended September 30, 2018, interest paid on borrowed funds increased $2.0 million, or 46.9% year over year, primarily driven by an increase in FHLBB borrowing rates. The cost of borrowed funds increased to 2.39% for the three months ended September 30, 2018 from 1.64% for the three months ended September 30, 2017. The increase in interest expense was driven by an increase of $2.0 million due to borrowing rates. Volume had no impact on the increase in interest expense. For the three months ended September 30, 2018, there was purchase accounting accretion of $15 thousand and zero basis points on acquired borrowed funds compared to no amortization for the three months ended September 30, 2017.
Interest expense on borrowed funds increased by $5.0 million, or 39.7%, to $17.6 million for the nine months ended September 30, 2018 from $12.6 million for the nine months ended September 30, 2017. The cost of borrowed funds increased to 2.13% for the nine months ended September 30, 2018 from 1.59% for the nine months ended September 30, 2017. The increase in interest expense was driven by an increase of $4.5 million due to borrowing rates and an increase of $0.5 million due to volume. For the nine months ended September 30, 2018, there was purchase accounting accretion of $46 thousand and zero basis points on acquired borrowed funds compared to amortization of $1.0 million and two basis points for the nine months ended September 30, 2017.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2018	2017	Change	Change	2018	2017	Change	Change
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$319	$979	$(660)	67.4%	$355	$1,041	$(686)	65.9%
Commercial	2,217	1,832	385	21.0%	4,840	15,636	(10,796)	(69.0)%
Consumer	44	35	9	(25.7)%	(391)	421	(812)	(192.9)%
Total provision for loan and lease losses	2,580	2,846	(266)	(9.3)%	4,804	17,098	(12,294)	(71.9)%
Unfunded credit commitments	137	65	72	110.8%	24	88	(64)	(72.7)%
Total provision for credit losses	$2,717	$2,911	$(194)	(6.7)%	$4,828	$17,186	$(12,358)	(71.9)%
For the three months ended September 30, 2018, the provision for credit losses decreased $0.2 million, or 6.7%, to $2.7 million from $2.9 million for the three months ended September 30, 2017. The decrease in the provision for credit losses for the three months ended September 30, 2018 was primarily driven by decreases in net charge-offs and reserves for loan growth, partially offset by the increase in the specific reserve for taxi medallion loans due to the reduction in collateral values of the taxi medallions in the third quarter of 2018.
For the nine months ended September 30, 2018, the provision for credit losses decreased $12.4 million, or 71.9%, to $4.8 million from $17.2 million for the nine months ended September 30, 2017. The decrease in the provision for credit losses for the nine months ended September 30, 2018 was primarily driven by a reduction in the specific reserve requirement for taxi medallion loans due to charge-offs, partially offset by additional reserves provided for loan growth during the first nine months of 2018.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Deposit fees	$2,648	$2,547	$101	4.0%	$7,731	$7,508	$223	3.0%
Loan fees	417	282	135	47.9%	1,037	772	265	34.3%
Loan level derivative income, net	2,192	844	1,348	159.7%	3,629	1,432	2,197	153.4%
Gain on sales of investment securities	—	—	—	—%	1,162	11,393	(10,231)	(89.8)%
Gain on sales of loans and leases held-for-sale	535	1,049	(514)	(49.0)%	1,556	1,709	(153)	(9.0)%
Other	1,277	1,251	26	2.1%	3,648	3,544	104	2.9%
Total non-interest income	$7,069	$5,973	$1,096	18.3%	$18,763	$26,358	$(7,595)	(28.8)%
For the three months ended September 30, 2018, non-interest income increased $1.1 million, or 18.3%, to $7.1 million as compared to $6.0 million for the same period in 2017. This increase is primarily due to a $1.3 million increase in loan level derivative income and a $0.1 million increase in loan fees, partially offset by a $0.5 million decrease in gain on sales of loans and leases held-for-sale.

For the nine months ended September 30, 2018, non-interest income decreased $7.6 million, or 28.8%, to $18.8 million as compared to $26.4 million for the same period in 2017. This decrease is primarily due to a $10.2 million decrease in gain on sales of investment securities, partially offset by a $2.2 million increase in loan level derivative income and a $0.3 million increase in loan fees.
Loan fees increased $0.1 million, or 47.9%, to $0.4 million for the three months ended September 30, 2018 from $0.3 million for the same period in 2017 and increased $0.3 million, or 34.3%, to $1.0 million for the nine months ended September 30, 2018 from $0.8 million for the same period in 2017, primarily driven by an increase in loan originations.
Loan level derivative income increased $1.3 million, or 159.7%, to $2.2 million for the three months ended September 30, 2018 from $0.8 million for the same period in 2017, and increase $2.2 million, or 153.4% to $3.6 million for the nine months ended September 30, 2018 from $1.4 million for the same period in 2017, primarily driven by an increase in loan level derivative transactions completed for the three and nine months ended September 30, 2018.
Gain on sales of loans and leases held-for-sale decreased $0.5 million, or 49.0%, to $0.5 million for the three months ended September 30, 2018 from $1.0 million for the same period in 2017, primarily driven by a decrease in gain on sale of loans and leases in 2018.
Gain on sales of investment securities decreased $10.2 million, or 89.8%, to $1.2 million for the nine months ended September 30, 2018 from $11.4 million for the same period in 2017, primarily driven by the gain on sale of investment securities in the first quarter of 2017.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Compensation and employee benefits	$22,338	$21,067	$1,271	6.0%	$67,217	$61,761	$5,456	8.8%
Occupancy	3,913	3,650	263	7.2%	11,751	10,952	799	7.3%
Equipment and data processing	4,601	4,210	391	9.3%	13,587	12,437	1,150	9.2%
Professional services	1,075	973	102	10.5%	3,274	3,115	159	5.1%
FDIC insurance	846	842	4	0.5%	1,995	2,648	(653)	(24.7)%
Advertising and marketing	1,068	839	229	27.3%	3,243	2,513	730	29.0%
Amortization of identified intangible assets	537	519	18	3.5%	1,543	1,570	(27)	(1.7)%
Merger and acquisition expense	22	205	(183)	(89.3)%	3,261	205	3,056	1,490.7%
Other	2,910	3,103	(193)	(6.2)%	9,079	8,758	321	3.7%
Total non-interest expense	$37,310	$35,408	$1,902	5.4%	$114,950	$103,959	$10,991	10.6%
For the three months ended September 30, 2018, non-interest expense increased $1.9 million, or 5.4%, to $37.3 million as compared to $35.4 million for the same period in 2017. The increase is due to a $1.3 million increase in compensation and employee benefits expense, a $0.4 million increase in equipment and data processing expense, and a $0.3 million increase in occupancy expense.
For the nine months ended September 30, 2018, non-interest expense increased $11.0 million, or 10.6%, to $115.0 million as compared to $104.0 million for the same period in 2017. This increase is primarily due to a $5.5 million increase in compensation and employee benefits expense, a $3.1 million increase in merger and acquisition expense primarily due to the closing of the First Commons Bank acquisition, and a $1.2 million increase in equipment and data processing expense.
The efficiency ratio decreased to 53.8% for the three months ended September 30, 2018 from 56.37% for the same period in 2017. The decrease was primarily driven by an increase in loan level derivative income. The efficiency ratio increased to

56.56% for the nine months ended September 30, 2018 from 54.18% for the same period in 2017. The increase was primarily driven by merger and acquisition expenses associated with the First Commons Bank acquisition.
Compensation and employee benefits expense increased $1.3 million, or 6.0%, to $22.3 million for the three months ended September 30, 2018 from $21.1 million for the same period in 2017 and increased $5.5 million, or 8.8% to $67.2 million for the nine months ended September 30, 2018 from $61.8 million for the same period in 2017, primarily driven by an increase in employee headcount and incentive plan expenses.
Occupancy expense increased $0.3 million, or 7.2%, to $3.9 million for the three months ended September 30, 2018 from $3.7 million for the same period in 2017, primarily driven by increase in rent and utilities.
Equipment and data processing expense increased $0.4 million, or 9.3%, to $4.6 million for the three months ended September 30, 2018 from $4.2 million for the same period in 2017, and increased $1.2 million, or 9.2%, to $13.6 million for the nine months ended September 30, 2018 from $12.4 million for the same period in 2017, primarily driven by an increase related to software licenses and core processing expense.
Merger and acquisition expense increased $3.1 million, or 1,490.7%, to $3.3 million for the nine months ended September 30, 2018 from $0.2 million for the same period in 2017, due to the First Commons Bank acquisition.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017			2018	2017
	(Dollars in Thousands)
Income before provision for income taxes	$29,374	$24,497	$4,877	19.9%	$83,525	$70,737	$12,788	18.1%
Provision for income taxes	6,140	8,330	(2,190)	(26.3)%	19,134	24,924	(5,790)	(23.2)%
Net income, before non-controlling interest in subsidiary	$23,234	$16,167	$7,067	43.7%	$64,391	$45,813	$18,578	40.6%
Effective tax rate	20.9%	34.0%	N/A	(38.5)%	22.9%	35.2%	N/A	(34.9)%
The Company recorded income tax expense of $6.1 million for the three months ended September 30, 2018, compared to $8.3 million for the three months ended September 30, 2017, representing effective tax rates of 20.9% and 34.0%, respectively. The Company recorded income tax expense of $19.1 million for the nine months ended September 30, 2018, compared to $24.9 million for the nine months ended September 30, 2017, representing effective tax rates of 22.9% and 35.2%, respectively. The decrease in the Company's effective tax rate for the three and nine months ended September 30, 2018 was primarily driven by changes made to the Internal Revenue Code by the enactment of the Tax Reform Act, as well as several discrete items that were recognized during the period.
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
Deposits, which are considered the most stable source of liquidity, totaled $5.2 billion as of September 30, 2018 and represented 82.9% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.9 billion, or 82.7% of total funding, as of December 31, 2017. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.6 billion as of September 30, 2018 and represented 68.3% of total deposits, compared to core deposits of $3.7 billion, or 75.2% of total deposits, as of December 31, 2017. Additionally, the Company had $330.4 million of brokered deposits as of September 30, 2018, which represented 6.3% of total deposits, compared to $274.7 million or 5.6% of total deposits, as of December 31, 2017. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of September 30, 2018, representing 17.1% of total funding, compared to $1.0 billion, or 17.3% of total funding, as of December 31, 2017.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2018, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.9 billion as compared to $1.7 billion as of December 31, 2017, based on the level of qualifying collateral available for these borrowings.
As of September 30, 2018, the Banks also have access to funding through certain uncommitted lines of credit of $236.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of September 30, 2018. As of September 30, 2018, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $74.6 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2018. As of September 30, 2018, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of September 30, 2018, cash, cash equivalents and investment securities available-for-sale totaled $588.7 million, or 8.0% of total assets. This compares to $601.1 million, or 8.9% of total assets as of December 31, 2017.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2018	At December 31, 2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$130,744	$76,653
Commercial	86,329	83,032
Residential mortgage	22,195	28,745
Unadvanced portion of loans and leases	611,073	571,668
Unused lines of credit:
Home equity	466,643	407,552
Other consumer	26,599	34,191
Other commercial	330	323
Unused letters of credit:
Financial standby letters of credit	10,123	12,422
Performance standby letters of credit	1,036	736
Commercial and similar letters of credit	2,385	184
Loan level derivatives:
Receive fixed, pay variable	629,918	494,659
Pay fixed, receive variable	629,918	494,659
Risk participation-out agreements	79,810	36,627
Risk participation-in agreements	12,817	3,825
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	6,848	1,495
Sells foreign currency, buys U.S. currency	6,853	1,502

Capital Resources
As of September 30, 2018, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2018, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2018 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2018:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$740,825	12.28%	$271,475	4.50%	$422,294	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	759,774	10.62%	286,167	4.00%	286,167	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	759,774	12.59%	362,085	6.00%	512,953	8.50%	N/A	N/A
Total risk-based capital ratio (4)	895,352	14.84%	482,670	8.00%	633,504	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$489,692	12.42%	$177,425	4.50%	$275,994	7.00%	$256,280	6.50%
Tier 1 leverage capital ratio (2)	499,149	10.91%	183,006	4.00%	183,006	4.00%	228,758	5.00%
Tier 1 risk-based capital ratio (3)	499,149	12.66%	236,564	6.00%	335,132	8.50%	315,418	8.00%
Total risk-based capital ratio (4)	539,157	13.67%	315,527	8.00%	414,129	10.50%	394,409	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$211,440	11.68%	$81,462	4.50%	$126,719	7.00%	$117,668	6.50%
Tier 1 leverage capital ratio (2)	211,440	9.66%	87,553	4.00%	87,553	4.00%	109,441	5.00%
Tier 1 risk-based capital ratio (3)	211,440	11.68%	108,616	6.00%	153,873	8.50%	144,822	8.00%
Total risk-based capital ratio (4)	229,456	12.68%	144,767	8.00%	190,007	10.50%	180,959	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$38,948	14.06%	$12,466	4.50%	$19,391	7.00%	$18,006	6.50%
Tier 1 leverage capital ratio (2)	38,948	9.48%	16,434	4.00%	16,434	4.00%	20,542	5.00%
Tier 1 risk-based capital ratio (3)	38,948	14.06%	16,621	6.00%	23,546	8.50%	22,161	8.00%
Total risk-based capital ratio (4)	42,414	15.31%	22,163	8.00%	29,089	10.50%	27,703	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of September 30, 2018 or December 31, 2017. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2018.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2018, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2018		December 31, 2017
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$19,030	7.7%	$11,494	4.9%
Up 200 basis points	8,926	3.6%	8,179	3.5%
Up 100 basis points	4,772	1.9%	4,434	1.9%
Down 100 basis points	(9,643)	(3.9)%	(10,512)	(4.5)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 7.7% as of September 30, 2018, compared to a positive 4.9% as of December 31, 2017. The slight increase in asset sensitivity was due to a change in the funding mix, as core deposits replaced wholesale borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2018, the Company’s one-year cumulative gap was a positive $11.8 million, or 0.16% of total interest-earning assets, compared with a positive $21.0 million, or 0.33% of total interest-earning assets, at December 31, 2017.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of September 30, 2018, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2018	At December 31, 2017
Up 300 basis points	0.6%	(0.7)%
Up 200 basis points	0.7%	—%
Up 100 basis points	1.1%	1.0%
Down 100 basis points	(6.2)%	(7.1)%

The Company's EVE sensitivity is materially unchanged from December 31, 2017 to September 30, 2018.

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

There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company's internal controls over financial reporting.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (2) Unaudited Consolidated Statements of Income for the three and nine months September 30, 2018 and September 30, 2017; (3) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months September 30, 2018 and September 30, 2017; (4) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and September 30, 2017; (5) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017; and (6) Notes to Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2018 and September 30, 2017.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 7, 2018	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)