Form 10-K
period 2018-12-31
BROOKLINE BANCORP INC
filed 2019-02-28
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2018,
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $1.5 billion.

As of February 28, 2019, there were 85,177,172 and 79,766,511 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2018 FORM 10-K

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
On March 1, 2018, the Company completed the acquisition (the "Transaction") of First Commons Bank, N.A. ("First Commons Bank"). First Commons Bank was merged with and into Brookline Bank. First Commons Bank had two branch locations in Newton Centre and Wellesley, Massachusetts. These branch locations were closed on June 1, 2018 and consolidated into Brookline Bank’s existing branch locations in Newton Centre and Wellesley. The Transaction included $262.3 million in loans and $273.7 million in deposits at fair value. The Transaction qualified as a tax-free reorganization for federal income tax purposes. The total Transaction consideration was $56.0 million. For each share of First Commons Bank common stock, First Commons Bank stockholders received the right to receive 1.089 shares of the Company’s common stock with cash in lieu of fractional shares, options, and warrants, resulting in a total cash consideration payment of $851 thousand and an increase in the Company’s outstanding shares of 3,481,477 shares.
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp., Longwood Securities Corp., and its 84.07% owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
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
The loan and lease portfolio grew $572.8 million, or 10.0%, to $6.3 billion as of December 31, 2018 from $5.7 billion as of December 31, 2017. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $5.1 billion, or 81.2% of total loans and leases, as of December 31, 2018, increased $420.8 million, or 9.0%, from $4.7 billion, or 82.0% of total loans and leases, as of December 31, 2017.
Total deposits increased $582.7 million, or 12.0%, to $5.5 billion as of December 31, 2018 from $4.9 billion as of December 31, 2017. Core deposits, which include demand checking, NOW, money market and savings accounts, remained consistent at $3.7 billion as of December 31, 2018 and December 31, 2017. The Company's core deposits were 67.2% of total deposits as of December 31, 2018, a decrease from 75.2% as of December 31, 2017.
Throughout 2018, the Company added $4.8 million to its allowance for loan and lease losses and experienced net charge-offs of $4.7 million to bring the balance to $58.7 million as of December 31, 2018. The ratio of the allowance for loan and lease losses to total loans and leases was 0.93% as of December 31, 2018 compared to 1.02% as of December 31, 2017. Excluding the loans acquired from BankRI, First Ipswich and First Commons Bank, the ratio of the allowance for loan and lease losses related to originated loans and leases was 0.96% as of December 31, 2018 and 1.05% as of December 31, 2017 respectively. Nonperforming assets as of December 31, 2018 were $28.1 million, down from $31.7 million at the end of 2017. Nonperforming assets were 0.38% and 0.47% of total assets as of December 31, 2018 and December 31, 2017, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $24.5 million, or 11.0%, to $247.7 million in 2018 compared to $223.2 million in 2017. The net interest margin increased 4 basis points to 3.61% in 2018 from 3.57% in 2017. Net income for 2018 increased $32.5 million, or 64.4%, to $83.1 million from $50.5 million for 2017. Basic and fully diluted earnings per common share ("EPS") increased to $1.04 for 2018 from $0.68 for 2017.

Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which is dominated by several large national banking institutions. Based on total deposits at June 30, 2018, the Company ranks sixteenth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
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
Market Area and Credit Risk Concentration
As of December 31, 2018, the Company, through its Banks, operated 51 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2018 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 65%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 75%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through its subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and LTV ratios at origination; lending to seasoned real estate owners/managers; frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2018, the largest commercial real estate relationship in the Company’s portfolio was $47.7 million.
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
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2018, the largest commercial relationship in the Company’s portfolio was $34.1 million.

Consumer loans. Retail customers of Brookline Bank and First Ipswich typically live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI typically live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2018, the largest consumer relationship in the Company’s portfolio was $14.7 million.
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
Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.0% in October 2009. In December 2018, the unemployment rate was 3.9% nationally, down from 4.1% at the end of 2017.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in Massachusetts are, in order: education and health services; business and professional services; and trade, transportation and utilities, a sector that includes wholesale and retail trade. According to the Bureau of Labor Statistics, the largest employment sectors in Rhode Island are, in order: education and health services; trade, transportation and utilities, and business and professional services. The unemployment rate in Massachusetts decreased to 3.3% in December 2018 from 3.5% in December 2017, slightly lower than the national average. The unemployment rate in Rhode Island decreased to 3.9% in December 2018 from 4.4% in December 2017, equal to the national average.
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
Personnel
As of December 31, 2018, the Company had 749 full-time employees and 42 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Massachusetts Commissioner of Banks (the "Commissioner") under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank and First Ipswich are subject to regulation, supervision and examination by the MDOB, and BankRI is subject to regulation, supervision and examination by the Banking Division of the Rhode Island Department of Business Regulation (the “RIBD”).
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
Acquisitions and Activities
The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. Further, as a Massachusetts bank holding company, the Company generally must obtain the prior approval of the Massachusetts Board of Bank Incorporation to acquire ownership or control of more than 5% of any voting stock in any other banking institution, acquire substantially all the assets of a bank, or merge with another bank holding company. However, there is an exemption from this approval requirement in certain cases in which the banking institution to be acquired, simultaneously with the acquisition, merges with a banking institution subsidiary of the Company in a transaction approved by the Commissioner.
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
Deposit Insurance
Deposit obligations of the Banks are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per separately insured depositor for deposits held in the same right and capacity. Additionally, Brookline Bank is a member bank of the Depositors Insurance Fund ("DIF"). The DIF is a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Brookline Bank is also insured by the DIF, and as such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Additionally, Brookline Bank is required to file reports with the DIF.
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
To satisfy these requirements, in 2016, the FDIC’s Board of Directors approved a final rule to increase the reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Banks, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment for each period when the ration is at or above 1.38%.
Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks or bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under the final rule, each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points. Assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments.
The FDIC has the authority to adjust the assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2018, the FDIC and DIF insurance assessment costs for the Company totaled $2.7 million.
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
Brokered Deposits
Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2018, none of the Banks had brokered deposits in excess of 10% of total deposits.
Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Growth Act"), which was enacted on May 24, 2018, amends Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. Specifically, the Growth Act provides that reciprocal deposits received by an agent depository institution that places deposits (other than those obtained by or though a deposit broker) with a deposit placement network are not considered to be funds obtained by or though a deposit broker to the extent the total amount of such reciprocal deposits does not exceed the lesser of $5 billion or 20% of the depository institution's total liabilities.

However, a depository institution that is less than well capitalized may not accept or roll over such excluded reciprocal deposits at a rate of interest that is significantly higher than the prevailing rate in its market area or a national rate cap established by the FDIC.
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
Lending Restrictions
Federal law limits a bank’s authority to extend credit to its directors, executive officers and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the disinterested directors of the bank.
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
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk. Under the FRB's rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Additionally subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engaged in share repurchases. The capital conservation buffer was fully phased in as of January 1, 2019.
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
Section 201 of the Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. The legislation provides that a qualifying community bank, which the legislation defines as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, that exceeds the community bank leverage ratio shall be considered to have met the generally applicable leverage capital requirements and the generally applicable risk-based capital requirements. In addition, a depository institution that exceeds the community bank leverage ratio will be regarded as having met the capital ratio requirements that are required in order to be considered well capitalized under Section 38 of the FDIA. The federal banking agencies may exclude institutions from availing themselves of this relief based on the institution's risk profile, taking into account off-balance sheet exposures, trading assets and liabilities, total notional derivatives exposures, and such other factors as the federal banking agencies determine appropriate. The federal banking agencies have proposed a community bank leverage ratio of 9%, which means that qualifying institutions with a community bank leverage ratio exceeding 9% would be eligible for the relief provided by Section 201 of the Growth Act. The federal banking agencies have also proposed excluding from this relief institutions with levels of off-balance sheet exposures, trading assets and liabilities, mortgage services assets and deferred tax assets exceeding certain levels as well as all advanced approaches banking organizations.
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
Dividend Restrictions
The Company is a legal entity separate and distinct from the Banks. The revenue of the Company (on a parent company only basis) is derived primarily from dividends paid to it by the Banks. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks through the payment of such dividends or otherwise is subject to the prior claims of creditors of the Banks (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income for the prior year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve's capital rules, the Company's ability to pay dividends will be restricted if it does not maintain the required capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
Restrictions on Bank Dividends
The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. A state member bank may not declare and pay a dividend that would exceed its undivided profits (as reportable on its Reports of Condition and Income) unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. As of December 31, 2018, there were no such transactions. Moreover, Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. As of and for the year ending December 31, 2018, there were no such transactions.
Consumer Protection Regulation
The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, Truth in Lending Act ("TILA"), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB"), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB examines the Banks for compliance with CFPB rules and enforces CFPB rules with respect to the Banks.
Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB’s qualified mortgage rule requires creditors, such as the Banks, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling prior to making the loan. The Growth Act included provisions that ease certain requirements related to mortgage transactions for certain small institutions, which are generally those with less than $10 billion in total consolidated assets.
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
Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2018, the Company did not have any transactions with sanctioned countries, nationals, and others.

Regulation of Other Activities
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds
The Dodd-Frank Act prohibits banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. Section 203 of the Growth Act includes a provision that excludes a banking organization from application of the Volcker Rule if the organization does not have and is not controlled by a company that has (i) more than $10 billion in total consolidated assets, and (ii) total trading assets and trading liabilities exceeding 5% of total consolidated assets.
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
Weakness in the U.S. economy may adversely affect our business. While in recent years there has been an improvement in the U.S. economy, the outlook remains uncertain amid concerns about short- and long-term interest rates, debt and equity capital markets and financial market conditions generally. A deterioration of business and economic conditions could adversely affect the credit quality of our loans, results of operations and financial condition. Increases in loan delinquencies and default rates could adversely impact our loan charge-offs and provision for loan and lease losses. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of London Interbank Offered

Rate ("LIBOR") interest rate indices. The FCA has indicated that they will support the LIBOR indices through 2021 to allow for an orderly transition to alternative reference rates. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (“ISDA”), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of LIBOR-based loans, derivatives, investment securities and other financial obligations held by or due to the Banks, and could adversely impact our financial condition or results of operations.
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
We became subject to new capital requirements in 2015. These new standards, which now apply and are fully phased-in as of January 1, 2019, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
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
We periodically make a determination of an allowance for loan and lease losses based on available information, including, but not limited to, the quality of the loan and lease portfolio as indicated by trends in loan risk ratings, payment performance, economic conditions, the value of the underlying collateral and the level of nonaccruing and criticized loans and leases. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan and lease losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for loan and lease losses are necessary, additional expenses may be incurred.
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
Potential deterioration in the performance or financial position of the FHLBB might restrict our funding needs and may adversely impact our financial condition and results of operations.
Significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLBB. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB is to obtain funding. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. Any deterioration in the FHLBB’s performance or financial condition may affect our ability to access funding and/or require the Company to deem the required investment in FHLBB stock to be impaired. If we are not able to access funding through the FHLBB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLBB stock impaired, such action could have an adverse effect on our financial condition or results of operations.
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
In 2018, we completed the acquisition of First Commons Bank. We have acquired and will continue to consider the acquisition of other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:

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
When we acquire a business, such as First Commons Bank, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2018, goodwill and other identifiable intangible assets were $166.5 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2018. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s executive administration offices are located at 131 Clarendon Street, Boston, Massachusetts, which is owned by Brookline Bank, as well as its corporate operations center in Lincoln, Rhode Island, which is owned by BankRI, with other administrative and operations functions performed at several different locations.
Brookline Bank conducts its business from 25 banking offices, 5 of which are owned and 20 of which are leased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has 2 additional lending offices and 2 remote ATM locations, all of which are leased. As part of the First Commons Bank Transaction, Brookline Bank added 2 banking offices in the first quarter of 2018, both of which were closed and consolidated into existing Brookline Bank banking offices in the second quarter of 2018. Eastern Funding conducts its business from leased premises in New York City, New York and in Melville, New York.
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
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2018.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2018, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 28, 2019 was 1,840. The Company currently pays quarterly cash dividends in the amount of $0.105 per share. The Company expects comparable cash dividends will be paid in the future.

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

Total Return Performance
Brookline Bancorp, Inc.
Russell 2000 Index
SNL Bank $5B-$10B Index
S&P 500 Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	At December 31,
Index	2013	2014	2015	2016	2017	2018
Brookline Bancorp, Inc.	100.00	109.00	129.17	190.19	186.55	168.15
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank $5B-$10B	100.00	103.01	117.34	168.11	167.48	151.57
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
The graph assumes $100 invested on December 31, 2013 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
December 5 through December 31, 2018	725,583	$13.78	725,583	—
________________________________________________________________________________________________________________________________
(1) On December 5, 2018, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock at times and prices to be determined by management. As of December 31, 2018, the Company had completed the program.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets (*)	$7,392,805	$6,780,249	$6,438,129	$6,042,338	$5,800,948
Total loans and leases	6,303,516	5,730,679	5,398,864	4,995,540	4,822,607
Allowance for loan and lease losses	58,692	58,592	53,666	56,739	53,659
Investment securities held-to-maturity	114,776	109,730	87,120	93,757	500
Investment securities available-for-sale	502,793	540,124	523,634	513,201	550,761
Investment securities trading	4,207	—	—	—	—
Goodwill and identified intangible assets	166,513	143,934	146,023	148,523	151,434
Total deposits	5,454,044	4,871,343	4,611,076	4,306,018	3,958,106
Core deposits (1)	3,664,879	3,663,873	3,570,054	3,218,146	3,011,398
Certificates of deposit	1,789,165	1,207,470	1,041,022	1,087,872	946,708
Total borrowed funds	920,542	1,020,819	1,044,086	983,029	1,126,404
Stockholders' equity (*)	900,140	803,830	695,544	667,485	641,818
Tangible stockholders' equity (*)(**)	733,627	659,896	549,521	518,962	490,384
Nonperforming loans and leases (2)	24,097	27,272	40,077	19,333	13,714
Nonperforming assets (3)	28,116	31,691	41,476	20,676	15,170
EARNINGS DATA
Interest and dividend income	$313,893	$263,050	$239,648	$226,910	$218,482
Interest expense	66,194	39,869	35,984	32,545	29,414
Net interest income	247,699	223,181	203,664	194,365	189,068
Provision for credit losses	4,951	18,988	10,353	7,451	8,477
Non-interest income (*)	25,224	32,173	22,667	20,184	20,180
Non-interest expense (*)	155,232	139,111	130,362	125,377	129,160
Provision for income taxes (*)	26,189	43,636	30,392	29,353	26,286
Net income (*)	83,062	50,518	52,362	49,782	43,288
Operating earnings (**)	85,796	52,444	52,362	49,782	43,246
PER COMMON SHARE DATA
Earnings per share - Basic (*)	$1.04	$0.68	$0.74	$0.71	$0.62
Earnings per share - Diluted (*)	1.04	0.68	0.74	0.71	0.62
Operating earnings per share (*)(**)	1.07	0.70	0.74	0.71	0.62
Dividends paid per common share	0.395	0.360	0.360	0.355	0.340
Book value per share (end of period) (*)	11.30	10.49	9.88	9.51	9.16
Tangible book value per share (*)(**)	9.21	8.61	7.81	7.39	7.00
Stock price (end of period)	13.82	15.70	16.40	11.50	10.03
PERFORMANCE RATIOS
Net interest margin	3.61%	3.57%	3.44%	3.54%	3.61%
Return on average assets (*)	1.15%	0.76%	0.83%	0.85%	0.78%
Operating return on average assets (*)(**)	1.19%	0.79%	0.83%	0.85%	0.78%
Return on average tangible assets (*)(**)	1.18%	0.78%	0.85%	0.87%	0.80%
Operating return on average tangible assets (*)(**)	1.22%	0.81%	0.85%	0.87%	0.80%

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Return on average stockholders' equity (*)	9.51%	6.53%	7.59%	7.57%	6.86%
Operating return on average stockholders' equity (*)(**)	9.82%	6.78%	7.59%	7.57%	6.86%
Return on average tangible stockholders' equity (*)(**)	11.70%	8.04%	9.66%	9.80%	9.06%
Operating return on average tangible stockholders' equity (*)(**)	12.09%	8.35%	9.66%	9.80%	9.05%
Dividend payout ratio (*)(**)	37.85%	53.52%	48.44%	50.15%	55.16%
Efficiency ratio (*) (4)	56.88%	54.48%	57.60%	58.44%	61.73%
GROWTH RATIOS
Total loan and lease growth (5)	10.00%	6.15%	8.07%	3.59%	10.55%
Total deposit growth (5)	11.96%	5.64%	7.08%	8.79%	3.21%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.08%	0.25%	0.25%	0.09%	0.07%
Nonaccrual loans and leases as a percentage of total loans and leases	0.38%	0.48%	0.74%	0.39%	0.28%
Nonperforming assets as a percentage of total assets (*)	0.38%	0.47%	0.64%	0.34%	0.26%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.93%	1.02%	0.99%	1.14%	1.11%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (**)	0.96%	1.05%	1.03%	1.20%	1.20%
CAPITAL RATIOS
Stockholders' equity to total assets (*)	12.18%	11.86%	10.80%	11.05%	11.06%
Tangible equity ratio (*)(**)	10.15%	9.94%	8.73%	8.81%	8.68%
Tier 1 leverage capital ratio	10.58%	10.43%	9.16%	9.37%	9.01%
Common equity Tier 1 capital ratio (***)	11.94%	12.02%	10.48%	10.62%	N/A
Tier 1 risk-based capital ratio	12.26%	12.34%	10.79%	10.91%	10.55%
Total risk-based capital ratio	14.42%	14.75%	13.20%	13.54%	13.24%
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
The competition for loans and leases and deposits remains intense. While the economy improved in 2018, the Company expects the operating environment in 2019 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the FRB. A sustained, low interest rate environment with a flat interest rate curve may negatively impact the Company's yields and net interest margin. While the Company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered savings bank and trust company, respectively, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As a Massachusetts-chartered savings bank, Brookline Bank is also insured by the DIF, a private industry-sponsored company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”
Executive Overview
Growth
Total assets of $7.4 billion as of December 31, 2018 increased $612.6 million, or 9.0%, from December 31, 2017. The increase was primarily driven by increases in loans and leases, partly offset by decreases in investment securities.
Total loans and leases of $6.3 billion as of December 31, 2018 increased $572.8 million, or 10.0%, from December 31, 2017. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.1 billion, or 81.2% of total loans and leases as of December 31, 2018, an increase of $420.8 million, or 9.0%, from $4.7 billion, or 82.0% of total loans and leases, as of December 31, 2017.
Total deposits of $5.5 billion as of December 31, 2018 increased $582.7 million, or 12.0%, from $4.9 billion as of December 31, 2017. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.7 billion, or 67.2% of total deposits as of December 31, 2018, an increase of $1.0 million, from $3.7 billion, or 75.2% of total deposits as of December 31, 2017. Certificate of deposit balances totaled $1.8 billion, or 32.8% of total deposits as of December 31, 2018, an increase of $581.7 million, or 48.17% on an annualized basis from $1.2 billion, or 24.8% of total deposits, as of December 31, 2017.
Asset Quality
Nonperforming assets as of December 31, 2018 totaled $28.1 million, or 0.38% of total assets, compared to $31.7 million, or 0.47% of total assets, as of December 31, 2017. Net charge-offs for the year ended December 31, 2018 were $4.7 million, or 0.08% of average loans and leases, compared to $13.9 million, or 0.25% of average loans and leases, for the year ended December 31, 2017.The decrease in nonperforming loans and leases and nonperforming assets was primarily driven by the charge offs and pay downs on certain taxi medallion loans.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.93% as of December 31, 2018, compared to 1.02% as of December 31, 2017. Excluding the loans acquired from BankRI, First Ipswich and First Commons Bank, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 0.96% as of December 31, 2018, compared to 1.05% as of December 31, 2017. The Company continued to employ its historical underwriting methodology throughout the twelve month period ended December 31, 2018.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.94% as of December 31, 2018, compared to 12.02% as of December 31, 2017. The Company's Tier 1 Leverage Ratio was 10.58% as of December 31, 2018, compared to 10.43% as of December 31, 2017. As of December 31, 2018, the Company's Tier 1 Risk-Based Ratio was 12.26%, compared to 12.34% as of December 31, 2017. The Company's Total Risk-Based Ratio was 14.42% as of December 31, 2018, compared to 14.75% as of December 31, 2017.
The Company's ratio of stockholders' equity to total assets was 12.18% and 11.86% as of December 31, 2018 and December 31, 2017, respectively. The Company's tangible equity ratio was 10.15% and 9.94% as of December 31, 2018 and December 31, 2017, respectively.
Net Income
For the year ended December 31, 2018, the Company reported net income of $83.1 million, or $1.04 per basic and diluted share, an increase of $32.5 million, or 64.4%, from $50.5 million, or $0.68 per basic and diluted share for the year ended December 31, 2017. The increase in net income is primarily the result of an increase in net interest income of $24.5 million, a decrease in the provision for income taxes of $17.4 million, a decrease in the provision for credit losses of $14.0 million, partially offset by an increase in non-interest expense of $16.1 million and a decrease in non-interest income of $6.9 million.
The return on average assets was 1.15% for the year ended December 31, 2018, compared to 0.76% for the year ended December 31, 2017. The return on average stockholders' equity was 9.51% for the year ended December 31, 2018, compared to 6.53% for the year ended December 31, 2017.
The net interest margin was 3.61% for the year ended December 31, 2018 up from 3.57% for the year ended December 31, 2017. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets by 38 basis points to 4.58% in 2018 from 4.20% in 2017, partially offset by an increase of 37 basis points in the Company's overall cost of funds to 1.06% in 2018 from 0.69% in 2017.
Results for 2018 included a $5.0 million provision for credit losses, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income decreased $6.9 million to $25.2 million for the year ended December 31, 2018 from $32.2 million for the year ended December 31, 2017. Several factors contributed to the year over year decrease, including a decrease of $11.2 million in gain on sales of securities recorded in the first quarter of 2017, partially offset by an increase of $3.3 million in loan level derivative income and an increase of 1.1 million in other non-interest income.
Non-interest expense increased $16.1 million to $155.2 million for the year ended December 31, 2018 from $139.1 million for the year ended December 31, 2017. The increase was largely attributable to an increase of $9.1 million in compensation and employee benefits, an increase of $3.4 million in merger and acquisition expense, an increase of $1.7 million in other non-interest expense and an increase of $1.4 million in equipment and data processing.

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
Valuation of Investment Securities
Investment securities classified as available-for-sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. Investment securities classified as held-for-trading securities are recorded on a marked-to-market basis with realized gains and losses recognized through the income statement.
The market values of the Company's investment securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. There were no impairment losses charged to earnings in 2018, 2017 and 2016.
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
The Company has evaluated the qualitative factors discussed above and assessed the effect identified adverse events or circumstances could have, and based on this analysis has concluded there was no indication of goodwill impairment as of December 31, 2018. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
See Note 17, “Income Taxes” in the notes to the consolidated financial statements for information regarding income taxes and the impact of the enacted tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the "Tax Reform Act") on the Company's consolidated financial statements as of December 31, 2018.
Recent Accounting Developments
See Note 1, “Basis of Presentation” in the notes to the consolidated financial statements for information regarding recent accounting developments.

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
Operating Earnings
Operating earnings exclude the after-tax impact of securities gains and merger and acquisition expense as well as the impact of the Tax Reform Act. By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported (*)	$83,062	$50,518	$52,362	$49,782	$43,288
Less:
Security gains (after-tax)	174	7,303	—	—	42
Add:
Merger and acquisition expense (after-tax) (1)	2,908	264	—	—	—
Impact of Tax Reform Act	—	8,965	—	—	—
Operating earnings (*)	$85,796	$52,444	$52,362	$49,782	$43,246

Earnings per share, as reported (*)	$1.04	$0.68	$0.74	$0.71	$0.62
Less:
Security gains (after-tax)	—	0.10	—	—	—
Add:
Merger and acquisition expense (after-tax) (1)	0.03	—	—	—	—
Impact of Tax Reform Act	—	0.12	—	—	—
Operating earnings per share (*)	$1.07	$0.70	$0.74	$0.71	$0.62
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".
(1) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018 and the purchase of the remaining minority interest of Eastern Funding. Refer to Note 25, "Subsequent Events".

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Operating earnings (*)	$85,796	$52,444	$52,362	$49,782	$43,288

Average total assets (*)	$7,223,081	$6,607,234	$6,279,722	$5,840,749	$5,556,224
Less: Average goodwill and average identified intangible assets, net	163,712	145,000	147,308	150,020	153,170
Average tangible assets (*)	$7,059,369	$6,462,234	$6,132,414	$5,690,729	$5,403,054

Return on average assets (*)	1.15%	0.76%	0.83%	0.85%	0.78%
Less:
Security gains (after-tax)	—%	0.11%	—%	—%	—%
Add:
Merger and acquisition expense (after-tax)	0.04%	—%	—%	—%	—%
Impact of Tax Reform Act	—%	0.14%	—%	—%	—%
Operating return on average assets (*)	1.19%	0.79%	0.83%	0.85%	0.78%

Return on average tangible assets (*)	1.18%	0.78%	0.85%	0.87%	0.80%
Less:
Security gains (after-tax)	—%	0.11%	—%	—%	—%
Add:
Merger and acquisition expense (after-tax)	0.04%	—%	—%	—%	—%
Impact of Tax Reform Act	—%	0.14%	—%	—%	—%
Operating return on average tangible assets (*)	1.22%	0.81%	0.85%	0.87%	0.80%

Average total stockholders' equity (*)	$873,388	$773,244	$689,556	$657,841	$630,966
Less: Average goodwill and average identified intangible assets, net	163,712	145,000	147,308	150,020	153,170
Average tangible stockholders' equity (*)	$709,676	$628,244	$542,248	$507,821	$477,796

Return on average stockholders' equity (*)	9.51%	6.53%	7.59%	7.57%	6.86%
Less:
Security gains (after-tax)	0.02%	0.94%	—%	—%	0.01%
Add:
Merger and acquisition expense (after-tax)	0.33%	0.03%	—%	—%	—%
Impact of Tax Reform Act	—%	1.17%	—%	—%	—%
Operating return on average stockholders' equity (*)	9.82%	6.79%	7.59%	7.57%	6.85%

					(Continued)

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Return on average tangible stockholders' equity (*)	11.70%	8.04%	9.66%	9.80%	9.06%
Less:
Security gains (after-tax)	0.02%	1.16%	—%	—%	0.01%
Add:
Merger and acquisition expense (after-tax)	0.41%	0.04%	—%	—%	—%
Impact of Tax Reform Act	—%	1.43%	—%	—%	—%
Operating return on average tangible stockholders' equity (*)	12.09%	8.35%	9.66%	9.80%	9.05%
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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Net income, as reported (*)	$83,062	$50,518	$52,362	$49,782	$43,288

Average total assets (*)	$7,223,081	$6,607,234	$6,279,722	$5,840,749	$5,556,224
Less: Average goodwill and average identified intangible assets, net	163,712	145,000	147,308	150,020	153,170
Average tangible assets (*)	$7,059,369	$6,462,234	$6,132,414	$5,690,729	$5,403,054

Return on average tangible assets (*)	1.18%	0.78%	0.85%	0.87%	0.80%

Average total stockholders' equity (*)	$873,388	$773,244	$689,556	$657,841	$630,966
Less: Average goodwill and average identified intangible assets,net	163,712	145,000	147,308	150,020	153,170
Average tangible stockholders' equity (*)	$709,676	$628,244	$542,248	$507,821	$477,796

Return on average tangible stockholders' equity (*)	11.70%	8.04%	9.66%	9.80%	9.06%
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Total stockholders' equity (*)	$900,140	$803,830	$695,544	$667,485	$641,818
Less: Goodwill and identified intangible assets, net	166,513	143,934	146,023	148,523	151,434
Tangible stockholders' equity (*)	$733,627	$659,896	$549,521	$518,962	$490,384

Total assets (*)	$7,392,805	$6,780,249	$6,438,129	$6,042,338	$5,800,948
Less: Goodwill and identified intangible assets, net	166,513	143,934	146,023	148,523	151,434
Tangible assets (*)	$7,226,292	$6,636,315	$6,292,106	$5,893,815	$5,649,514

Tangible equity ratio (*)	10.15%	9.94%	8.73%	8.81%	8.68%
_______________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Tangible stockholders' equity (*)	$733,627	$659,896	$549,521	$518,962	$490,384

Common shares issued	85,177,172	81,695,695	75,744,445	75,744,445	75,744,445
Less:
Treasury shares	5,020,025	4,440,665	4,707,096	4,861,554	5,040,571
Unallocated ESOP	109,950	142,332	176,688	213,066	251,382
Unvested restricted stock	390,636	455,283	476,854	486,035	419,702
Common shares outstanding	79,656,561	76,657,415	70,383,807	70,183,790	70,032,790

Tangible book value per share (*)	$9.21	$8.61	$7.81	$7.39	$7.00
_________________________________________________________________________
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Dividends paid	$31,441	$27,035	$25,366	$24,967	$23,876

Net income, as reported (*)	$83,062	$50,518	$52,362	$49,782	$43,288

Dividend payout ratio (*)	37.85%	53.52%	48.44%	50.15%	55.16%
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

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014

Allowance for loan and lease losses	$58,692	$58,592	$53,666	$56,739	$53,659
Less: Allowance for acquired loan and lease losses	1,814	1,040	1,253	1,752	2,848
Allowance for originated loan and lease losses	$56,878	$57,552	$52,413	$54,987	$50,811

Total loans and leases	$6,303,516	$5,730,679	$5,398,864	$4,995,540	$4,822,607
Less: Total acquired loans and leases	394,407	240,057	315,304	422,652	590,654
Total originated loan and leases	$5,909,109	$5,490,622	$5,083,560	$4,572,888	$4,231,953

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	0.96%	1.05%	1.03%	1.20%	1.20%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At December 31,
	2018		2017		2016		2015		2014
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,330,725	37.0%	$2,174,969	38.0%	$2,050,382	38.1%	$1,875,592	37.5%	$1,680,082	34.8%
Multi-family mortgage	847,711	13.4%	760,670	13.3%	731,186	13.5%	658,480	13.2%	639,706	13.2%
Construction	173,300	2.7%	140,138	2.4%	136,999	2.5%	130,322	2.6%	148,013	3.1%
Total commercial real estate loans	3,351,736	53.1%	3,075,777	53.7%	2,918,567	54.1%	2,664,394	53.3%	2,467,801	51.1%
Commercial loans and leases:
Commercial	736,418	11.7%	705,004	12.3%	635,426	11.8%	592,531	11.9%	514,077	10.7%
Equipment financing	982,089	15.6%	866,488	15.1%	799,860	14.8%	721,890	14.5%	601,424	12.5%
Condominium association	50,451	0.8%	52,619	0.9%	60,122	1.1%	59,875	1.2%	51,593	1.1%
Total commercial loans and leases	1,768,958	28.1%	1,624,111	28.3%	1,495,408	27.7%	1,374,296	27.6%	1,167,094	24.3%
Consumer loans:
Residential mortgage	782,968	12.4%	660,065	11.5%	624,349	11.6%	616,449	12.3%	571,920	11.9%
Home equity	376,484	6.0%	355,954	6.2%	342,241	6.3%	314,553	6.3%	287,058	5.9%
Other consumer	23,370	0.4%	14,772	0.3%	18,299	0.3%	25,848	0.5%	328,734	6.8%
Total consumer loans	1,182,822	18.8%	1,030,791	18.0%	984,889	18.2%	956,850	19.1%	1,187,712	24.6%
Total loans and leases	6,303,516	100.0%	5,730,679	100.0%	5,398,864	100.0%	4,995,540	100.0%	4,822,607	100.0%
Allowance for loan and lease losses	(58,692)		(58,592)		(53,666)		(56,739)		(53,659)
Net loans and leases	$6,244,824		$5,672,087		$5,345,198		$4,938,801		$4,768,948
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

As of December 31, 2018, there were twelve borrowers with commitments over $35.0 million. The total of those commitments was $520.8 million or 6.9% of total commitments as of December 31, 2018.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.1% of total loans and leases outstanding as of December 31, 2018.
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
The Company's urban and suburban market area is characterized by a large number of apartment buildings, office buildings, and retail stores, among others. As a result, commercial real estate and multi-family mortgage lending has been a significant part of the Company's activities for many years. Many of the Company's borrowers have more than one multi-family or commercial real estate loan outstanding with the Company. The Company monitors the commercial real estate portfolio for tenant exposures; both by company and industry.
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($773.5 million), office buildings ($678.9 million), retail stores ($593.5 million), industrial properties ($248.0 million), mixed-use properties ($259.4 million), lodging services ($120.3 million) and to food services ($58.1 million) as of December 31, 2018. At that date, 97.2% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Criteria applied in underwriting construction loans for which the primary source of repayment is the sale of the property is different from the criteria applied in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.1% of total loans outstanding as of December 31, 2018.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($556.5 million), transportation services ($381.6 million), recreation services ($114.5 million), food services ($121.1 million), manufacturing ($76.0 million), rental and leasing services ($46.8 million), and retail ($72.7 million) as of December 31, 2018.
The Company provides commercial banking services to companies in its market area. Approximately 45.9% of the commercial loans outstanding as of December 31, 2018 were made to borrowers located in New England. The remaining 54.1% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.8% of total loans outstanding as of December 31, 2018. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2018, other consumer loans equaled $23.4 million, or 0.4% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of the total of those loans.
Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans as of December 31, 2018. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2018
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Fifteen Years	More than Fifteen Years	Total after One Year	Total
	(In Thousands)
Commercial real estate	$936,916	$524,393	$624,324	$236,559	$8,533	$1,393,809	$2,330,725
Multi-family mortgage	337,481	157,956	266,815	81,308	4,151	510,230	847,711
Construction	112,428	19,856	26,776	14,240	—	60,872	173,300
Commercial	250,305	126,524	195,551	83,412	80,626	486,113	736,418
Equipment financing	87,830	251,690	502,214	140,355	—	894,259	982,089
Condominium association	8,563	8,146	15,769	17,973	—	41,888	50,451
Residential mortgage	191,165	149,516	249,033	154,180	39,074	591,803	782,968
Home equity	184,276	2,348	8,617	42,096	139,147	192,208	376,484
Other consumer	17,014	718	69	—	5,569	6,356	23,370
Total	$2,125,978	$1,241,147	$1,889,168	$770,123	$277,100	$4,177,538	$6,303,516

The following table sets forth as of December 31, 2018 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate	$491,898	$803,552	$1,295,450
Multi-family mortgage	198,094	267,365	465,459
Construction	9,753	51,048	60,801
Commercial	253,775	209,422	463,197
Equipment financing	661,172	229,846	891,018
Condominium association	26,538	15,350	41,888
Residential mortgage	47,630	447,015	494,645
Home equity	26,874	129,931	156,805
Other consumer	813	5,543	6,356
Total originated	1,716,547	2,159,072	3,875,619
Acquired:
Commercial real estate	15,684	82,675	98,359
Multi-family mortgage	13,416	31,355	44,771
Construction	—	71	71
Commercial	4,740	18,176	22,916
Equipment financing	3,241	—	3,241
Residential mortgage	46,658	50,500	97,158
Home equity	18,121	17,282	35,403
Other consumer	—	—	—
Total acquired	101,860	200,059	301,919
Total loans	$1,818,407	$2,359,131	$4,177,538
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations. Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2018, the Company had $58.6 million of total assets, including acquired assets, that were designated as criticized. This compares to $68.2 million of assets designated as criticized as of December 31, 2017. The decrease in criticized assets was primarily due to the charge-offs in taxi medallion loans and the pay offs in criticized loans and leases during the year ended December 31, 2018.
Nonperforming Assets
"Nonperforming assets" consist of nonaccrual loans and leases, other real estate owned ("OREO") and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's consolidated balance sheets.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of December 31, 2018, the Company had nonperforming assets of $28.1 million, representing 0.38% of total assets, compared to nonperforming assets of $31.7 million, or 0.47% of total assets, as of December 31, 2017. The decrease in nonperforming assets was primarily due to the partial charge-off of loans secured by taxi medallions during the year ending December 31, 2018.
The Company evaluates the underlying collateral of each nonaccrual loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company's loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Past Due and Accruing
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. In addition, loans categorized as ASC 310-30 accrue regardless of past due status. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.
As of December 31, 2018, the Company had loans and leases greater than 90 days past due and accruing of $13.5 million, or 0.21% of total loans and leases, compared to $3.0 million, or 0.05% of total loans and leases, as of December 31, 2017, representing an increase of $10.5 million. The increase was primarily due to one acquired commercial real estate loan which was greater than 90 days past due and accruing. These loans are therefore not included in the non-performing assets category.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,928	$3,313	$5,340	$5,482	$1,009
Multi-family mortgage	330	608	1,404	291	—
Construction	396	860	—	—	—
Total commercial real estate loans	4,654	4,781	6,744	5,773	1,009

Commercial	6,621	11,619	22,974	6,264	5,196
Equipment financing	9,500	8,106	6,758	2,610	3,223
Condominium association	265	—	—	—	—
Total commercial loans and leases	16,386	19,725	29,732	8,874	8,419

Residential mortgage	2,132	1,979	2,501	2,225	1,682
Home equity	908	744	951	1,757	1,918
Other consumer	17	43	149	704	686
Total consumer loans	3,057	2,766	3,601	4,686	4,286

Total nonaccrual loans and leases	24,097	27,272	40,077	19,333	13,714

Other real estate owned	3,054	3,235	618	729	953
Other repossessed assets	965	1,184	781	614	503
Total nonperforming assets	$28,116	$31,691	$41,476	$20,676	$15,170

Loans and leases past due greater than 90 days and accruing	$13,482	$3,020	$7,077	$8,690	$6,008
Total delinquent loans and leases 61-90 days past due	3,308	7,376	7,350	3,294	8,117
Restructured loans and leases not included in nonperforming assets	12,257	16,241	13,883	17,953	14,815

Total nonaccrual loans and leases as a percentage of total loans and leases	0.38%	0.48%	0.74%	0.39%	0.28%
Total nonperforming assets as a percentage of total assets	0.38%	0.47%	0.64%	0.34%	0.26%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.05%	0.13%	0.14%	0.07%	0.17%
Troubled Debt Restructured Loans and Leases
As of December 31, 2018, restructured loans included $2.0 million of commercial real estate loans, $0.3 million of multi-family mortgage loans, $9.4 million of commercial loans, $5.9 million of equipment financing loans and leases, $1.6 million of residential mortgage loans and $1.7 million of home equity loans. As of December 31, 2017, restructured loans included $5.0 million of commercial real estate loans, $0.6 million of multi-family mortgage loans, $13.9 million of commercial loans, $4.0 million of equipment financing loans and leases, $1.1 million of residential mortgage loans and $1.4 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to reduce the required monthly payment to a more manageable amount for the borrower.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$12,257	$16,241
On nonaccrual	8,684	9,770
Total troubled debt restructurings	$20,941	$26,011

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2018	2017
	(Dollars in Thousands)
Balance at beginning of period	$26,011	$25,802
Additions	5,843	7,001
Net charge-offs	(1,174)	(4,723)
Repayments	(9,739)	(1,147)
Other reductions (1)	—	(922)
Balance at end of period	$20,941	$26,011
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

As of December 31, 2018, the Company had a portfolio of approximately $13.7 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2017, this portfolio was approximately $19.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans according to terms, resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended September 30, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio.

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
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
Provision for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516
Total allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.43%	0.44%	0.93%

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
(Credit) provision for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679
Total allowance for loan and lease losses as a percentage of total loans and leases	0.88%	1.62%	0.50%	1.02%

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(2,169)	(10,516)	(1,982)	(14,667)
Recoveries	—	642	750	1,392
(Credit) provision for loan and lease losses	(337)	8,762	1,777	10,202
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666

Total loans and leases	$2,918,567	$1,495,408	$984,889	$5,398,864
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.40%	0.52%	0.99%

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$5,690	$2,418	$53,659
Charge-offs	(550)	(3,634)	(2,370)	—	(6,554)
Recoveries	—	667	1,544	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(294)	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$4,570	$—	$56,739

Total loans and leases	$2,664,394	$1,374,296	$956,850	N/A	$4,995,540
Allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.60%	0.48%	N/A	1.14%

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$7,299	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,813)	—	(4,450)
Recoveries	4	801	592	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(388)	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$5,690	$2,418	$53,659

Total loans and leases	$2,467,801	$1,167,094	$1,187,712	N/A	$4,822,607
Allowance for loan and lease losses as a percentage of total loans and leases	1.20%	1.37%	0.48%	N/A	1.11%
The allowance for loan and lease losses was $58.7 million as of December 31, 2018, or 0.93% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.6 million, or 1.02% of total loans and leases outstanding, as of December 31, 2017. The increase in the allowance for loan and lease losses from December 31, 2017 to December 31, 2018 was primarily due to originated loan growth of $418.5 million, partially offset by the decrease in reserve due to changes in historical loss factors applied to the loan portfolios.
Management believes that the allowance for loan and lease losses as of December 31, 2018 is appropriate based on the facts and circumstances discussed further below.

Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $28.2 million, or 0.84% of total commercial real estate loans outstanding, as of December 31, 2018. This compared to an allowance for commercial real estate loan losses of $27.1 million, or 0.88% of total commercial real estate loans outstanding, as of December 31, 2017. Specific reserves on commercial real estate loans were five thousand as of December 31, 2018, compared to none at December 31, 2017. The $1.1 million increase in the allowance for commercial real estate loan losses during 2018 was primarily driven by the increase in reserves on one acquired commercial real estate loan with deteriorated credit, as well as the originated loan growth of $214.4 million, or 7.3% from December 31, 2017.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.64% as of December 31, 2018 from 0.91% as of December 31, 2017. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.14% as of December 31, 2018 from 0.16% as of December 31, 2017. The decrease in total criticized and classified commercial real estate loans had a minimal impact on the allowance for commercial real estate loan losses as these loans are adequately collateralized over the loan carrying balance.
Net charge-offs increased $85.0 thousand to $103.0 thousand, or 0.003% of average commercial real estate loans, for the year ended December 31, 2018, compared with net charge-offs of $18.0 thousand, or 0.001% of average commercial real estate loans, for the year ended December 31, 2017. The increase in net charge-offs was primarily due to the charge-off of an acquired commercial real estate relationship. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $25.3 million, or 1.43% of total commercial loans and leases outstanding, as of December 31, 2018, compared to $26.3 million, or 1.62% of total commercial loans and leases outstanding, as of December 31, 2017. Specific reserves on commercial loans and leases decreased from $3.1 million as of December 31, 2017 to $3.0 million as of December 31, 2018. The $1.0 million decrease in the allowance for commercial loans and lease losses during 2018 was primarily driven by the decrease in historical loss factors applied to the commercial loan and lease portfolios, partially offset by the reserve for originated loan growth of $130.5 million, or 8.1% from December 31, 2017.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases decreased to 2.10% as of December 31, 2018, from 2.47% as of December 31, 2017. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.93% as of December 31, 2018 from 1.15% as of December 31, 2017. The decreases in the ratio of total criticized and classified commercial loans and leases to total commercial loans and leases and the ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases was primarily due to the charge-offs and payoffs on criticized commercial loans in 2018.
Net charge-offs decreased $9.5 million to $4.3 million, or 0.25% of average commercial loans and leases, for the year ended December 31, 2018, compared with net charge-offs of $13.8 million, or 0.88% of average commercial loans and leases, for the year ended December 31, 2017. The decrease in net charge-offs was primarily due to a decrease in the charge-offs of the taxi medallion and commercial loans which had a specific reserve in prior period. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.2 million, or 0.44% of total consumer loans outstanding, as of December 31, 2018, compared to $5.1 million, or 0.50% of consumer loans outstanding, as of December 31, 2017. Specific reserves on consumer loans were $115.0 thousand and $22.0 thousand as of December 31, 2018 and December 31, 2017, respectively. The $0.1 million increase in the allowance for consumer loans and leases during 2018 was primarily due to the originated loan growth of $73.6 million, or 7.9%, from December 31, 2017.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.20% as of December 31, 2018 from 0.23% as of December 31, 2017. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of December 31, 2018. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio totaled $0.3 million, or 0.03% of average consumer loans, for the year ended December 31, 2018, compared with net charge-offs of $0.1 million, or 0.01% of average consumer loans, for the year ended December 31, 2017. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,779	35.4%	37.0%	$20,089	34.3%	38.0%	$19,354	36.1%	38.1%
Multi-family mortgage	5,915	10.1%	13.4%	5,667	9.7%	13.3%	5,528	10.3%	13.5%
Construction	1,494	2.5%	2.7%	1,356	2.3%	2.4%	2,763	5.1%	2.5%
Total commercial real estate loans	28,188	48.0%	53.1%	27,112	46.3%	53.7%	27,645	51.5%	54.1%
Commercial	14,047	23.9%	11.7%	15,366	26.2%	12.3%	10,096	18.8%	11.8%
Equipment financing	10,888	18.6%	15.6%	10,586	18.1%	15.1%	10,345	19.3%	14.8%
Condominium association	347	0.6%	0.8%	381	0.7%	0.9%	465	0.9%	1.1%
Total commercial loans and leases	25,282	43.1%	28.1%	26,333	45.0%	28.3%	20,906	39.0%	27.7%
Residential mortgage	3,076	5.2%	12.4%	2,743	4.7%	11.5%	2,587	4.8%	11.6%
Home equity	2,047	3.5%	6.0%	2,219	3.8%	6.2%	2,356	4.4%	6.3%
Other consumer	99	0.2%	0.4%	185	0.2%	0.3%	172	0.3%	0.3%
Total consumer loans	5,222	8.9%	18.8%	5,147	8.7%	18.0%	5,115	9.5%	18.2%
Total	$58,692	100.0%	100.0%	$58,592	100.0%	100.0%	$53,666	100.0%	100.0%

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$21,100	37.3%	37.5%	$20,858	38.9%	34.8%
Multi-family mortgage	6,376	11.2%	13.2%	5,057	9.4%	13.2%
Construction	2,675	4.7%	2.6%	3,679	6.9%	3.1%
Total commercial real estate loans	30,151	53.2%	53.3%	29,594	55.2%	51.1%
Commercial	12,745	22.5%	11.9%	7,463	13.9%	10.7%
Equipment financing	8,809	15.5%	14.5%	8,112	15.1%	12.5%
Condominium association	464	0.8%	1.2%	382	0.7%	1.1%
Total commercial loans and leases	22,018	38.8%	27.6%	15,957	29.7%	24.3%
Residential mortgage	2,069	3.6%	12.3%	1,392	2.6%	11.9%
Home equity	2,149	3.8%	6.3%	1,846	3.5%	5.9%
Other consumer	352	0.6%	0.5%	2,452	4.5%	6.8%
Total consumer loans	4,570	8.0%	19.1%	5,690	10.6%	24.6%
Unallocated	—	—%	—%	2,418	4.5%	—%
Total	$56,739	100.0%	100.0%	$53,659	100.0%	100.0%

Liability for Unfunded Credit Commitments
The liability for unfunded credit commitments, which is included in other liabilities, was $1.9 million, and $1.7 million, as of December 31, 2018, and 2017, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain credit unfunded credit commitments.
See the subsections "Comparison of Years Ended December 31, 2018 and December 31, 2017—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2017 and December 31, 2016—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.
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
Cash, cash equivalents, and investment securities increased $0.5 million, or 0.1%, to $711.4 million as of December 31, 2018 from $710.9 million as of December 31, 2017. The increase was primarily driven by an increase in deposit balances, combined with growth in loans and leases. Cash, cash equivalents, and investment securities were 9.62% of total assets as of December 31, 2018, compared to 10.48% of total assets at December 31, 2017.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,072	$181,079	$151,483	$149,924	$98,122	$97,020
GSE CMOs	107,363	103,130	131,082	127,022	161,483	158,040
GSE MBSs	169,334	165,089	191,281	189,313	214,946	212,915
SBA commercial loan asset- backed securities	51	51	73	72	107	107
Corporate debt obligations	40,618	39,708	62,811	62,683	48,308	48,485
U.S. Treasury bonds	13,812	13,736	8,785	8,730	4,801	4,737
Trust preferred securities	—	—	1,471	1,398	1,469	1,358
Marketable equity securities	—	—	978	982	966	972
Total investment securities available-for-sale	$515,250	$502,793	$547,964	$540,124	$530,202	$523,634
Investment securities held-to-maturity:
GSE debentures	$50,546	$49,601	$41,612	$40,801	$14,735	$14,101
GSE MBSs	11,426	11,131	13,923	13,705	17,666	17,479
Municipal obligations	52,304	51,598	53,695	53,517	54,219	53,204
Foreign government obligations	500	500	500	500	500	487
Total investment securities held-to-maturity	$114,776	$112,830	$109,730	$108,523	$87,120	$85,271
Equity securities held-for-trading	$4,207	$4,207	$—	$—	$—	$—
Restricted equity securities:
FHLBB stock	$43,655		$42,427		$47,284
FRB stock	17,995		16,842		16,752
Other	101		100		475
Total restricted equity securities	$61,751		$59,369		$64,511
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio increased $29.9 million, or 4.2% since December 31, 2017. As of December 31, 2018, total securities portfolio was 9.19% of total assets, compared to 10.46% of total assets as of December 31, 2017.
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's equity securities held-for-trading are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, trust preferred securities, and equity securities held-for-trading, all of which are included in Level 1 and 2.

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

Maturities, calls and principal repayments for investment securities available-for-sale and investment securities held-to-maturity totaled $86.2 million for the year ended December 31, 2018 compared to $75.4 million for the same period in 2017. The Company sold $22.2 million of investment securities available-for-sale in 2018, compared to none in 2017. For the year ended December 31, 2018, the Company purchased $73.9 million of investment securities available-for-sale and $8.9 million of investment securities held-to-maturity, compared to $91.0 million of investment securities available-for-sale and $26.9 million of investment securities held-to-maturity in 2017.
As of December 31, 2018, the fair value of all investment securities available-for-sale was $502.8 million and carried a total of $12.5 million of net unrealized losses, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of December 31, 2018, $466.7 million, or 92.8%, of the portfolio, had gross unrealized losses of $12.8 million. This compares to $469.2 million, or 86.9%, of the portfolio with gross unrealized losses of $8.4 million as of December 31, 2017. The Company's unrealized loss position increased in 2018 driven by higher year over year interest rates and a change in the portfolio mix from shorter duration MBS to longer duration agency debentures and municipal securities.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2018. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Investment Securities Available-for-Sale
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2018, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $20.6 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $23.7 million as of December 31, 2017.
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
As of December 31, 2018, the Company owned 60 GSE debentures with a total fair value of $181.1 million, and a net unrealized loss of $3.0 million. As of December 31, 2017, the Company held 48 GSE debentures with a total fair value of $149.9 million, and a net unrealized loss of $1.6 million. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. For the years ended December 31, 2018 and 2017, the Company purchased a total of $33.9 million and $54.2 million. respectively, of GSE debentures.
As of December 31, 2018, the Company owned 61 GSE CMOs with a total fair value of $103.1 million and a net unrealized loss of $4.2 million. As of December 31, 2017, the Company held 62 GSE CMOs with a total fair value of $127.0 million with a net unrealized loss of $4.1 million. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the year ended December 31, 2018 and 2017, the Company did not purchase any GSE CMOs.
As of December 31, 2018, the Company owned 165 GSE MBSs with a total fair value of $165.1 million and a net unrealized loss of $4.2 million. As of December 31, 2017, the Company held 194 GSE MBSs with a total fair value of $189.3 million with a net unrealized loss of $2.0 million. As of December 31, 2018, 93 of the 165 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2018 and 2017, the Company purchased a total of $15.2 million and $18.3 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed Securities
As of December 31, 2018, the Company owned four SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, the Company owned five SBA securities with a total fair value of $0.1 million which approximated amortized cost. As of December 31, 2018, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
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
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2018, the Company owned 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized gain of $0.9 million. This compares to 19 corporate obligation securities with a total fair value of $62.7 million and a net unrealized gain of $0.1 million as of December 31, 2017. As of December 31, 2018, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2017, nine of the nineteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, and the issuers have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the year ended December 31, 2018, the Company did not purchase any corporate obligations as compared to 2017, when the Company purchased $14.5 million of corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2018, the Company owned seven U.S. Treasury bonds with a total fair value of $13.7 million and a net unrealized loss of $0.1 million. As of December 31, 2017, the Company owned two U.S. Treasury bonds with a total fair value of $8.7 million and a net unrealized loss of $0.1 million. As of December 31, 2018, two of the seven securities were in an unrealized loss position. As of December 31, 2017, all of the securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2018 and 2017, the Company purchased $24.7 million and $4.0 million in U.S. Treasury bonds, respectively.

Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2018, the Company did not own trust preferred securities. This compares to two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million as of December 31, 2017. As of December 31, 2017, both of the securities in this portfolio were in an unrealized loss position.
Equity Securities Held-for-Trading
As of December 31, 2017, the Company had two marketable equity securities classified as available-for-sale with a fair value of $1.0 million. During the third quarter of 2018, the Company re-designated all equity securities as held-for-trading. As of December 31, 2018, the Company owned three equity securities held-for-trading with a fair value of $4.2 million. Held-for-trading securities are recorded on a mark-to-market basis with realized gains and losses recognized through the income statement.
Investment Securities Held-to-Maturity
U.S. Government-Sponsored Enterprises
As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and a net unrealized loss of $0.9 million. As of December 31, 2017, the Company owned 14 GSE debentures with a total fair value of $40.8 million and a net unrealized loss of $0.8 million. As of December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. At December 31, 2017, all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2018 and December 31, 2017, the Company purchased a total of $8.9 million and $26.9 million in GSE debentures, respectively.
As of December 31, 2018, the Company owned 11 GSE MBSs with a total fair value of $11.1 million and a net unrealized loss of $0.3 million. As of December 31, 2017, the Company owned 11 GSE MBSs with a total fair value of $13.7 million and an unrealized loss of $0.2 million. As of December 31, 2018, eight of the eleven securities in this portfolio were in an unrealized loss position. At December 31, 2017, eight of the eleven securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the year ended December 31, 2018 and 2017, the Company did not purchase any GSE MBSs.
Municipal Obligations
As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value and total amortized cost of $51.6 million and $52.3 million, respectively. As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.5 million and $53.7 million, respectively. As of December 31, 2018, 94 of the 98 securities in this portfolio were in an unrealized loss position as compared to December 31, 2017, when 69 of the 100 securities were in an unrealized loss position. During the year ended December 31, 2018 and 2017, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of December 31, 2018, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2017, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2018 and 2017, the security was in an unrealized loss position. During the year ended December 31, 2018 and 2017, the Company did not purchase any foreign government obligation securities.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of December 31, 2018, the excess balance of capital stock is $5.0 million, as compared to no excess balance at December 31, 2017.
As of December 31, 2018, the Company owned stock in the FHLBB with a carrying value of $43.7 million, an increase of $1.2 million from $42.4 million as of December 31, 2017. As of December 31, 2018, the FHLBB had total assets of $63.6 billion and total capital of $3.6 billion, of which $1.4 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2018 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2018. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2018, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.
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

	Balance at December 31, 2018
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$—	—%	$136,017	2.08%	$45,063	2.43%	$—	—%	$181,079	2.17%
GSE CMOs	—	—%	10	6.82%	10,675	1.63%	92,445	1.89%	103,130	1.86%
GSE MBSs	57	3.29%	21,584	2.02%	50,618	1.99%	92,830	2.46%	165,089	2.26%
SBA commercial loan asset- backed securities	—	—%	37	2.46%	14	2.61%	—	—%	51	2.50%
Corporate debt obligations	11,950	2.02%	21,310	2.45%	6,449	2.79%	—	—%	39,708	2.37%
U.S. Treasury bonds	—	—%	13,736	2.37%	—	—%	—	—%	13,736	2.37%
Equity securities held-for-trading (2)	—	—%	—	—%	—	—%	4,207	2.58%	4,207	2.58%
Total investment securities available-for-sale	$12,007	2.03%	$192,694	2.14%	$112,819	2.18%	$189,482	2.17%	$507,000	2.16%
Investment securities held-to-maturity:
GSE debentures	$—	—%	$41,579	2.10%	$8,966	2.86%	$—	—%	$50,546	2.23%
GSE MBSs	—	—%	$50	—%	—	—%	11,376	2.13%	11,426	2.12%
Municipal obligations	7,140	1.40%	31,106	1.91%	14,059	2.25%	—	—%	52,304	1.93%
Foreign government obligations	500	2.15%	—	—%	—	—%	—	—%	500	2.15%
Total investment securities held-to-maturity	$7,640	1.45%	$72,735	2.02%	$23,025	2.49%	$11,376	2.13%	$114,776	2.08%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$43,655	5.95%	$43,655	5.95%
FRB stock	—	—%	—	—%	—	—%	17,995	6.06%	17,995	6.06%
Other stock	—	—%	—	—%	—	—%	101	—%	101	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$61,751	5.97%	$61,751	5.97%
_______________________________________________________________________________
(1) Yields have been calculated on a tax-equivalent basis.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2018			2017			2016
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,033,551	19.0%	—%	$942,583	19.3%	—%	$900,474	19.5%	—%
Interest-bearing deposits:
NOW accounts	336,317	6.2%	0.10%	350,568	7.2%	0.07%	323,160	7.0%	0.07%
Savings accounts	619,961	11.4%	0.32%	646,359	13.3%	0.25%	613,061	13.3%	0.20%
Money market accounts	1,675,050	30.7%	1.18%	1,724,363	35.4%	0.56%	1,733,359	37.6%	0.47%
Certificate of deposit accounts	1,789,165	32.7%	1.58%	1,207,470	24.8%	1.27%	1,041,022	22.6%	1.04%
Total interest-bearing deposits	4,420,493	81.0%	1.14%	3,928,760	80.7%	0.68%	3,710,602	80.5%	0.55%
Total deposits	$5,454,044	100.0%	0.92%	$4,871,343	100.0%	0.55%	$4,611,076	100.0%	0.44%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio decreased to 115.6% as of December 31, 2018, from 117.6% as of December 31, 2017.
Total deposits increased $0.6 billion, or 12.0%, to $5.5 billion as of December 31, 2018, compared to $4.9 billion as of December 31, 2017. Deposits as a percentage of total assets increased from 71.8% as of December 31, 2017 to 73.8% as of December 31, 2018. The increase in deposits as a percentage of total assets is primarily due to the growth in the certificate of deposit balance.
As of December 31, 2018, the Company had $350.7 million of brokered deposits compared to $274.7 million as of December 31, 2017. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits, which are included in the certificate of deposit balance, increased $581.7 million, or 48.2%, during 2018. Certificates of deposit have also increased as a percentage of total deposits to 32.8% as of December 31, 2018 from 24.8% as of December 31, 2017.
In 2018, core deposits increased $1.0 million. The ratio of core deposits to total deposits decreased from 75.2% as of December 31, 2017 to 67.2% as of December 31, 2018, primarily due to the shift in deposit mix and increase in brokered deposits.
The Company's growth in deposits and the shift in the mix of deposits in 2018 and 2017 were due in part to expansion of the Company's cash management services and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$997,179	19.3%	—%	$912,743	19.3%	—%	$849,672	18.9%	—%
NOW accounts	340,194	6.6%	0.08%	322,681	6.8%	0.07%	294,318	6.5%	0.07%
Savings accounts	618,674	12.0%	0.29%	620,757	13.1%	0.21%	578,855	12.9%	0.23%
Money market accounts	1,715,057	33.1%	0.90%	1,761,112	37.2%	0.50%	1,670,609	37.2%	0.45%
Total core deposits	3,671,104	71.0%	—%	3,617,293	76.4%	0.29%	3,393,454	75.5%	0.27%
Certificate of deposit accounts	1,497,473	29.0%	1.64%	1,116,909	23.6%	1.16%	1,102,110	24.5%	1.00%
Total deposits	$5,168,577	100.0%	0.81%	$4,734,202	100.0%	0.49%	$4,495,564	100.0%	0.44%
As of December 31, 2018 and 2017, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$261,170	1.63%	$157,263	0.96%
Over six months through 12 months	270,897	1.97%	134,297	1.08%
Over 12 months	418,167	2.38%	244,348	1.73%
Total certificate of deposit of $100,000 or more	$950,234	2.06%	$535,908	1.34%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,075,446	$1,013,360	$1,006,200
Maximum amount outstanding at any month end during the year	1,208,920	1,093,693	1,059,885
Balance outstanding at end of year	920,542	1,020,819	1,044,086
Weighted average interest rate for the period	2.22%	1.61%	1.56%
Weighted average interest rate at end of period	2.55%	1.82%	1.58%
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

FHLBB borrowings decreased by $105.5 million to $784.4 million as of December 31, 2018 from the December 31, 2017 balance of $889.9 million. The decrease in FHLBB borrowings was primarily due to maturing advances from the FHLBB.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased
$15.1 million to $52.7 million as of December 31, 2018 from $37.6 million as of December 31, 2017.

The Company has access to a $12.0 million committed line of credit as of December 31, 2018. As of December 31, 2018 and December 31, 2017, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $370.0 million. As of
December 31, 2018 the Company had no borrowings on outstanding uncommitted lines as compared to December 31, 2017, when the Company had $10.0 million in borrowings on outstanding uncommitted lines.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2018, the Company had capitalized costs of $1.1 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2018	December 31, 2017
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2019	$4,803	$4,778
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 19, 2019	4,704	4,668
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,926	73,825
			Total	$83,433	$83,271
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The risk participation-out agreements have grown in tandem with the Company's increase in derivative activity. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2018 or 2017.

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2018 and 2017:

	At December 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Loan level derivatives:
Receive fixed, pay variable	$719,625	$494,659
Pay fixed, receive variable	719,625	494,659
Risk participation-out agreements	100,531	36,627
Risk participation-in agreements	35,838	3,825
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$6,573	$1,495
Sells foreign currency, buys U.S. currency	6,582	1,502
Fixed weighted average interest rate from the Company to counterparty	4.25%	4.17%
Floating weighted average interest rate from counterparty to the Company	4.00%	3.19%
Weighted average remaining term to maturity (in months)	90	81
Fair value:
Recognized as an asset:
Loan level derivatives	$22,013	$8,865
Risk participation-out agreements	344	65
Foreign exchange contracts	131	72
Recognized as a liability:
Loan level derivatives	$22,013	$8,865
Risk participation-in agreements	84	10
Foreign exchange contracts	123	65
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $900.1 million as of December 31, 2018, representing a $96.3 million increase compared to $803.8 million at December 31, 2017. The increase is due to net income of $83.1 million for the year ended December 31, 2018, issuance of common stock of $55.2 million, which was partially offset by dividends paid by the Company of $31.4 million and restricted stock awards of $2.5 million in 2018.
For the year ended December 31, 2018, the dividend payout ratio was 37.9%, compared to 53.5% for the year ended December 31, 2017. The dividends paid in the fourth quarter of 2018 represented the Company's 79th consecutive quarter of dividend payments. The Company's quarterly dividend paid was $0.09 per share for the first quarter of 2018, which increased to $0.10 per share for the second and third quarter of 2018 and increased in the fourth quarter of 2018 to $0.105 per share.
On December 5, 2018, the Board of Directors (the "Board") of the Company approved a stock repurchase program authorizing Management to repurchase up to $10.0 million of the Company's common stock. As of December 31, 2018, the Company had completed the program and repurchased 725,583 shares at a weighted average price of $13.78. In 2017 and 2016, no shares of the Company's common stock were repurchased by the Company.
Stockholders' equity represented 12.18% of total assets as of December 31, 2018 and 11.86% of total assets as of December 31, 2017. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 10.15% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2018 and 9.94% as of December 31, 2017.
On, April 27, 2017, the Company entered into an underwriting agreement with Piper Jaffray & Co., as representative of the underwriters named therein (collectively, the “Underwriters”), to offer and sell 5,175,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $14.50 per share in an underwritten public offering (the “Offering”). In conjunction with the Offering, the Company granted the Underwriters a 30-day option to purchase up to an additional 776,250 shares of its common stock. On May 2, 2017, the Company and the Underwriters closed the Offering. The Underwriters exercised their option resulting in a new issuance in the aggregate of 5,951,250 shares of the Company’s common stock at a price to the public of $14.50 per share. The Company received net proceeds of $82.0 million after deductions for underwriting discounts, commissions, and expenses.

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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2018, 2017 and 2016. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$653,652	$14,174	2.17%	$634,930	$12,964	2.04%	$605,097	$12,055	1.99%
Marketable and restricted equity securities	67,640	3,973	5.88%	65,992	3,065	4.64%	66,738	3,017	4.52%
Short-term investments	38,437	700	1.82%	40,847	442	1.08%	54,205	242	0.45%
Total investments	759,729	18,847	2.48%	741,769	16,471	2.22%	726,040	15,314	2.11%
Commercial real estate loans (2)	3,235,101	146,147	4.46%	2,968,673	123,000	4.09%	2,811,487	113,910	3.99%
Commercial loans (2)	813,815	37,616	4.56%	739,369	30,904	4.13%	695,057	27,509	3.90%
Equipment financing (2)	919,047	63,968	6.96%	830,755	55,164	6.64%	748,626	48,217	6.44%
Residential mortgage loans (2)	746,372	29,773	3.99%	645,925	23,593	3.65%	624,994	22,217	3.55%
Other consumer loans (2)	401,425	18,216	4.53%	366,713	15,328	4.18%	353,600	13,864	3.91%
Total loans and leases	6,115,760	295,720	4.84%	5,551,435	247,989	4.47%	5,233,764	225,717	4.31%
Total interest-earning assets	6,875,489	314,567	4.58%	6,293,204	264,460	4.20%	5,959,804	241,031	4.04%
Allowance for loan and lease losses	(59,154)			(62,972)			(58,071)
Non-interest-earning assets	406,746			377,002			377,989
Total assets	$7,223,081			$6,607,234			$6,279,722
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$340,194	283	0.08%	$322,681	225	0.07%	$294,318	209	0.07%
Savings accounts	618,674	1,804	0.29%	620,757	1,297	0.21%	578,855	1,322	0.23%
Money market accounts	1,715,057	15,369	0.90%	1,761,112	8,863	0.50%	1,670,609	7,549	0.45%
Certificate of deposit	1,497,473	24,522	1.64%	1,116,909	12,903	1.16%	1,102,110	10,990	1.00%
Total interest-bearing deposits (3)	4,171,398	41,978	1.01%	3,821,459	23,288	0.61%	3,645,892	20,070	0.55%
Advances from the FHLBB	946,017	18,650	1.94%	884,266	11,330	1.26%	879,650	10,760	1.20%
Subordinated debentures and notes	83,350	5,181	6.22%	83,186	5,081	6.11%	83,017	5,038	6.07%
Other borrowed funds	46,079	385	0.83%	45,908	170	0.37%	43,533	116	0.27%
Total borrowed funds	1,075,446	24,216	2.22%	1,013,360	16,581	1.61%	1,006,200	15,914	1.56%
Total interest-bearing liabilities	5,246,844	66,194	1.26%	4,834,819	39,869	0.82%	4,652,092	35,984	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	997,179			912,743			849,672
Other non-interest-bearing liabilities	96,560			78,965			82,073
Total liabilities	6,340,583			5,826,527			5,583,837
Brookline Bancorp, Inc. stockholders' equity	873,388			773,244			689,556
Noncontrolling interest in subsidiary	9,110			7,463			6,329
Total liabilities and equity	$7,223,081			$6,607,234			$6,279,722
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		248,373	3.32%		224,591	3.38%		205,047	3.27%
Less adjustment of tax-exempt income		674			1,410			1,383
Net interest income		$247,699			$223,181			$203,664
Net interest margin (5)			3.61%			3.57%			3.44%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.81%, 0.49% and 0.45% in the years ended December 31, 2018, 2017 and 2016, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2018 and December 31, 2017" and "Comparison of Years Ended December 31, 2017 and December 31, 2016" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$383	$827	$1,210	$602	$307	$909
Marketable and restricted equity securities	78	830	908	(33)	81	48
Short-term investments	(27)	285	258	(72)	272	200
Total investments	434	1,942	2,376	497	660	1,157
Loans and leases:
Commercial real estate loans	11,527	11,620	23,147	6,276	2,814	9,090
Commercial loans and leases	3,300	3,412	6,712	1,764	1,631	3,395
Equipment financing	6,057	2,747	8,804	5,414	1,533	6,947
Residential mortgage loans	3,865	2,315	6,180	747	629	1,376
Other consumer loans	1,532	1,356	2,888	512	952	1,464
Total loans	26,281	21,450	47,731	14,713	7,559	22,272
Total change in interest and dividend income	26,715	23,392	50,107	15,210	8,219	23,429
Interest expense:
Deposits:
NOW accounts	16	42	58	16	—	16
Savings accounts	(4)	511	507	94	(119)	(25)
Money market accounts	(240)	6,746	6,506	431	883	1,314
Certificate of deposit	5,247	6,372	11,619	148	1,765	1,913
Total deposits	5,019	13,671	18,690	689	2,529	3,218
Borrowed funds:
Advances from the FHLBB	839	6,481	7,320	54	516	570
Subordinated debentures and notes	10	90	100	10	33	43
Other borrowed funds	1	214	215	7	47	54
Total borrowed funds	850	6,785	7,635	71	596	667
Total change in interest expense	5,869	20,456	26,325	760	3,125	3,885
Change in tax-exempt income	(736)	—	(736)	27	—	27
Change in net interest income	$21,582	$2,936	$24,518	$14,423	$5,094	$19,517
See "Comparison of Years Ended December 31, 2018 and December 31, 2017" and "Comparison of Years Ended December 31, 2017 and December 31, 2016" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2018 and December 31, 2017
Net Interest Income
Net interest income increased $24.5 million to $247.7 million for the year ended December 31, 2018 from $223.2 million for the year ended December 31, 2017. The increase year over year reflects a $48.2 million increase in interest income on loans and leases, and a $1.4 million increase in interest income on debt securities, partially offset by a $26.3 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin increased by 4 basis points to 3.61% in 2018 from 3.57% in 2017. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.84% for the year ended December 31, 2018 from 4.47% for the year ended December 31, 2017. Interest amortization and accretion on acquired loans totaled $0.7 million and contributed 1 basis point to 2018 loan yields, compared to $0.8 million and 1 basis point in 2017. The increase in the net interest margin is the result of repricing and originating interest-earning assets in a higher rate environment, partially offset by an increase in funding costs.
The yield on interest-earning assets increased to 4.58% for the year ended December 31, 2018 from 4.20% for the year ended December 31, 2017. This increase is the result of higher yields on loans and leases. During the year ended December 31, 2018, the Company recorded $3.5 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the year ended December 31, 2018 compared to $3.7 million, or 6 basis points, for the year ended December 31, 2017.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 44 basis points to 1.26% for the year ended December 31, 2018 from 0.82% for the year ended December 31, 2017. Refer to "Financial Condition - Borrowed Funds" above for more details.
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
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$146,146	$123,000	$23,146	18.8%
Commercial loans	37,166	29,936	7,230	24.2%
Equipment financing	63,968	55,164	8,804	16.0%
Residential mortgage loans	29,773	23,593	6,180	26.2%
Other consumer loans	18,216	15,329	2,887	18.8%
Total interest income—loans and leases	$295,269	$247,022	$48,247	19.5%
Interest income from loans and leases was $295.3 million for 2018, and represented a yield on total loans of 4.84%. This compares to $247.0 million of interest on loans and a yield of 4.47% for 2017. This $48.2 million increase in interest income from loans and leases was attributable to $26.3 million of increased origination volume and an increase of $21.5 million due to the changes in interest rates.
Accretion on acquired loans and leases of $0.7 million contributed 1 basis point to the Company's net interest margin for the year ended December 31, 2018, compared to $0.8 million and 1 basis point for the year ended December 31, 2017. The decrease was due to the continued paydowns of acquired loans and the recognition of related purchase accounting accretion.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$13,960	$12,524	$1,436	11.5%
Held-for-trading and restricted equity securities	3,964	3,062	902	29.5%
Short-term investments	700	442	258	58.4%
Total interest income—investments	$18,624	$16,028	$2,596	16.2%
Total investment income was $18.6 million for the year ended December 31, 2018 compared to $16.0 million for the year ended December 31, 2017. As of December 31, 2018, the yield on total investments was 2.48% as compared to 2.22% as of December 31, 2017. This year over year increase in total investment income of $2.6 million, or 16.2%, was driven by a $1.9 million increase due to rates and a $0.4 million increase due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$283	$225	$58	25.8%
Savings accounts	1,804	1,297	507	39.1%
Money market accounts	15,369	8,863	6,506	73.4%
Certificate of deposit	24,522	12,903	11,619	90.0%
Total interest expense—deposits	41,978	23,288	18,690	80.3%
Borrowed funds:
Advances from the FHLBB	18,650	11,330	7,320	64.6%
Subordinated debentures and notes	5,181	5,081	100	2.0%
Other borrowed funds	385	170	215	126.5%
Total interest expense—borrowed funds	24,216	16,581	7,635	46.0%
Total interest expense	$66,194	$39,869	$26,325	66.0%
Deposits
Ongoing increases in the interest rates paid on deposits contributed to increases in the Company’s overall cost of deposits.
In 2018, interest paid on deposits increased $18.7 million, or 80.3%, as compared to 2017. Interest expense increased $13.7 million due to an increase in interest rates and $5.0 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the year ended December 31, 2018 was $0.8 million, compared to no amortization for the year ended December 31, 2017. Purchase accounting amortization impacted the Company's net interest margin by one basis point in 2018, compared to no impact in 2017.
Borrowed Funds
As of December 31, 2018 the Company's borrowed funds include: $784.4 million in FHLBB advances, $83.4 million in subordinated debentures and notes, and $52.7 million in other borrowed funds. In 2018, the average balance of FHLBB advances increased $61.8 million, or 7.0%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. Other borrowed funds, which include repurchase agreements, increased $0.2 million, or 0.4%, for the year ended December 31, 2018.
During the year ended December 31, 2018, interest paid on borrowed funds increased $7.6 million, or 46.0% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds was 2.22% for the year ended

December 31, 2018 as compared to 1.61% for the year ended December 31, 2017. This change was driven by an increase of $6.8 million due to borrowing rates and by an increase of $0.9 million in interest expense due to volume. For the year ended December 31, 2018, the purchase accounting accretion on acquired borrowed funds was $0.1 million which did not contribute any basis points to the Company's net interest margin. For the year ended December 31, 2017, the purchase accounting accretion on acquired borrowed funds was $1.0 million which contributed two basis points to the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2018	2017
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$254	$(343)	$924	$(172)	$1,178	$(515)
Commercial	3,699	18,899	(451)	284	3,248	19,183
Consumer	556	273	(231)	(157)	325	116
Total provision (credit) for loan and lease losses	4,509	18,829	242	(45)	4,751	18,784
Unfunded credit commitments	200	204	—	—	200	204
Total provision (credit) for credit losses	$4,709	$19,033	$242	$(45)	$4,951	$18,988

For the year ended December 31, 2018, the provision for credit losses decreased $14.0 million, or 73.9%, to $5.0 million from $19.0 million for the year ended December 31, 2017. The decrease in the provision for credit losses for the year ended December 31, 2018 was primarily driven by a decrease to net charge-offs as a result of taxi charge-offs of $3.7 million in 2018 compared to $8.5 million in 2017, and decreased reserves required due to changes in historical loss factors, partially offset by the increases in reserves for loan growth and purchased loans. See management's discussion in "Allowances for Credit Losses-Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.9 million and $1.7 million as of December 31, 2018 and December 31, 2017, respectively. For the year ended December 31, 2018, the liability for unfunded credit commitments increased by $0.2 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2018 and 2017.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Deposit fees	$10,400	$10,050	$350	3.5%
Loan fees	1,427	1,110	317	28.6%
Loan level derivative income, net	5,440	2,187	3,253	148.7%
Gain on sales of investment securities, net	227	11,393	(11,166)	(98.0)%
Gain on sales of loans and leases held-for-sale	1,883	2,644	(761)	(28.8)%
Other	5,847	4,789	1,058	22.1%
Total non-interest income	$25,224	$32,173	$(6,949)	(21.6)%

For the year ended December 31, 2018, non-interest income decreased $7.0 million, or 21.6%, to $25.2 million as compared to $32.2 million the same period in 2017. This decrease is primarily due to an $11.2 million decrease in the gain on sales of investment securities, partly offset by a $3.3 million increase in loan level derivative income due to higher volume, and a $1.1 million increase in other income.
Loan level derivative income increased $3.3 million, or 148.7%, to $5.4 million for the year ended December 31, 2018 from $2.2 million for the same period of 2017, primarily driven by an increase in loan level derivatives completed in 2018.
Gain on sales of investment securities decreased $11.2 million, or 98.0%, to $0.2 million for the year ended December 31, 2018 from $11.4 million for the same period of 2017, primarily driven by the gain on sale of NRS stock in the first quarter of 2017.
Other income increased $1.0 million, or 22.1%, to $5.8 million for the year ended December 31, 2018 from $4.8 million for the same period of 2017, primarily driven by an increase in gain on sale of fixed assets, other income, and foreign exchange outgoing wire income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Compensation and employee benefits	$91,535	$82,413	$9,122	11.1%
Occupancy	14,991	14,546	445	3.1%
Equipment and data processing	18,213	16,854	1,359	8.1%
Professional services	4,404	4,315	89	2.1%
FDIC insurance	2,722	3,326	(604)	(18.2)%
Advertising and marketing	4,016	3,369	647	19.2%
Amortization of identified intangible assets	2,080	2,089	(9)	(0.4)%
Merger and acquisition expense	3,787	411	3,376	821.4%
Other	13,484	11,788	1,696	14.4%
Total non-interest expense	$155,232	$139,111	$16,121	11.6%
For the year ended December 31, 2018, non-interest expense increased $16.1 million, or 11.6%, to $155.2 million as compared to $139.1 million for the same period in 2017. This increase is primarily due to a $9.1 million increase in compensation and employee benefits expense, a $3.4 million increase in merger and acquisition expense, and a $1.7 million increase in other expense.
The efficiency ratio increased to 56.88% for the year ended December 31, 2018 from 54.48% for the same period in 2017. The increase was primarily driven by merger and acquisition expenses associated with the First Commons Bank acquisition.
Compensation and employee benefits expense increased $9.1 million, or 11.1%, to $91.5 million for the year ended December 31, 2018 from $82.4 million for the same period in 2017. The increase was primarily driven by an increase in employee headcount and incentive plan expenses.
Merger and acquisition expense increased $3.4 million, or 821.4%, to $3.8 million for the year ended December 31, 2018 from $0.4 million for the same period in 2017, due to the closing of the First Commons Bank acquisition.
Other expense increased $1.7 million, or 14.4%, to $13.5 million for the year ended December 31, 2018 from $11.8 million for the same period in 2017. The increase was primarily driven by an increase related to OREO expenses.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(Dollars in Thousands)
Income before provision for income taxes	$112,740	$97,255	$15,485	15.9%
Provision for income taxes	26,189	43,636	(17,447)	(40.0)%
Net income, before non-controlling interest in subsidiary	$86,551	$53,619	$32,932	61.4%
Effective tax rate	23.2%	44.9%	N/A	(48.3)%
The Company recorded income tax expense of $26.2 million for 2018, compared to $43.6 million for 2017. This represents an effective tax rate of 23.2% and 44.9% for 2018 and 2017, respectively. The decrease in the Company's effective tax rate from 2017 was primarily driven by $10.3 million less in federal income taxes, as a result of the Tax Reform Act, along with a $9.0 million Tax Cuts and Jobs Act adjustment that was made in 2017.
The Tax Reform Act represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Reform Act took effect on January 1, 2018. The Tax Reform Act lowered the Company’s federal tax rate from 35% in 2017 to 21% in 2018. The Tax Reform Act also contained other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limited the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and most recently, a parking disallowance related to employee parking.
As a result of the Tax Reform Act, in 2017, management re-valued the carrying value of our net deferred tax asset and investments in low income housing tax credits. The impact of the Tax Reform Act resulted in a write down of the carrying balance of net deferred tax assets and investments in affordable housing projects of $8.6 million and $0.3 million, respectively.
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

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$225	$209	$16	7.7%
Savings accounts	1,297	1,322	(25)	(1.9)%
Money market accounts	8,863	7,549	1,314	17.4%
Certificate of deposit	12,903	10,990	1,913	17.4%
Total interest expense—deposits	23,288	20,070	3,218	16.0%
Borrowed funds:
Advances from the FHLBB	11,330	10,760	570	5.3%
Subordinated debentures and notes	5,081	5,038	43	0.9%
Other borrowed funds	170	116	54	46.6%
Total interest expense—borrowed funds	16,581	15,914	667	4.2%
Total interest expense	$39,869	$35,984	$3,885	10.8%
Deposits
Except for NOW accounts, ongoing increases in the interest rates paid on deposits contributed to increases in the Company’s overall cost of deposits.
In 2017, interest paid on deposits increased $3.2 million, or 16.0%, as compared to 2016. Interest expense increased $2.5 million due to an increase in interest rates and $0.7 million due to the growth in deposits. No purchase accounting accretion was recorded on acquired deposits for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. Purchase accounting accretion did not impact the Company's net interest margin in either year.
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

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017	2016
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(343)	$(750)	$(172)	$413	$(515)	$(337)
Commercial	18,899	8,469	284	293	19,183	8,762
Consumer	273	1,263	(157)	514	116	1,777
Unallocated	—	—	—	—	—	—
Total provision (credit) for loan and lease losses	18,829	8,982	(45)	1,220	18,784	10,202
Unfunded credit commitments	204	151	—	—	204	151
Total provision (credit) for credit losses	$19,033	$9,133	$(45)	$1,220	$18,988	$10,353

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
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Deposit fees	$10,050	$9,467	$583	6.2%
Loan fees	1,110	1,299	(189)	(14.5)%
Loan level derivative income, net	2,187	3,962	(1,775)	(44.8)%
Gain on sales of investment securities, net	11,393	—	11,393	100.0%
Gain on sales of loans and leases held-for-sale	2,644	3,256	(612)	(18.8)%
Gain on sale/disposals of premises and equipment, net	—	—	—	—%
Other	4,789	4,683	106	2.3%
Total non-interest income	$32,173	$22,667	$9,506	41.9%
For the year ended December 31, 2017, non-interest income increased $9.5 million, or 41.9%, to $32.2 million as compared to the same period in 2016. This increase is primarily due to a $11.4 million in gain on sales of investment securities and a $0.6 million increase in deposit fees, both of which were partially offset by a decrease of $1.8 million in loan level derivative income.

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
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Compensation and employee benefits	$82,413	$77,836	$4,577	5.9%
Occupancy	14,546	13,882	664	4.8%
Equipment and data processing	16,854	15,496	1,358	8.8%
Professional services	4,315	3,852	463	12.0%
FDIC insurance	3,326	3,332	(6)	(0.2)%
Advertising and marketing	3,369	3,381	(12)	(0.4)%
Amortization of identified intangible assets	2,089	2,500	(411)	(16.4)%
Merger and acquisition expense	411	—	411	100.0%
Other	11,788	10,083	1,705	16.9%
Total non-interest expense	$139,111	$130,362	$8,749	6.7%
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

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(Dollars in Thousands)
Income before provision for income taxes	$97,255	$85,616	$11,639	13.6%
Provision for income taxes	43,636	30,392	13,244	43.6%
Net income, before non-controlling interest in subsidiary	$53,619	$55,224	$(1,605)	(2.9)%
Effective tax rate	44.9%	35.5%	N/A	26.5%
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
The primary source of funds for the payment of dividends and expenses by the Company are dividends paid to it by the Banks and Brookline Securities Corp. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds, and maturing investment securities.
Deposits, which are considered the most stable source of liquidity, totaled $5.5 billion as of December 31, 2018 and represented 85.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.9 billion, or 82.7% of total funding, as of December 31, 2017. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.7 billion as of December 31, 2018 and represented 67.2% of total deposits, compared to core deposits of $3.7 billion, or 75.2% of total deposits, as of December 31, 2017. Additionally, the Company had $350.7 million of brokered deposits as of December 31, 2018, which represented 6.4% of total deposits, compared to $274.7 million or 5.6% of total deposits, as of December 31, 2017. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $920.5 million as of December 31, 2018, representing 14.4% of total funding, compared to $1.0 billion, or 17.3% of total funding, as of December 31, 2017.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2018, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.1 billion as compared to $1.7 billion as of December 31, 2017, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2018, the Banks also have access to funding through certain uncommitted lines of credit of $370.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2018.

The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $144.8 million of borrowing capacity at the Federal Reserve Bank as of December 31, 2018. As of December 31, 2018, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 0% and 10% of total assets. As of December 31, 2018, cash, cash equivalents and investment securities available-for-sale totaled $592.4 million, or 8.0% of total assets. This compares to $601.1 million, or 8.9% of total assets as of December 31, 2017.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.

Capital Resources
As of December 31, 2018 and 2017, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company, Brookline Bank, BankRI, and First Ipswich exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1.
At December 31, 2018, the Company's and the Banks' actual and required capital amounts and ratios were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2018:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$745,103	11.94%	$280,818	4.50%	$436,828	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	765,089	10.58%	289,259	4.00%	289,259	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	765,089	12.26%	374,432	6.00%	530,445	8.50%	N/A	N/A
Total risk-based capital ratio (4)	899,563	14.42%	499,064	8.00%	655,022	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$495,798	12.06%	$184,999	4.50%	$287,777	7.00%	$267,221	6.50%
Tier 1 leverage capital ratio (2)	506,277	11.02%	183,767	4.00%	183,767	4.00%	229,708	5.00%
Tier 1 risk-based capital ratio (3)	506,277	12.32%	246,563	6.00%	349,298	8.50%	328,751	8.00%
Total risk-based capital ratio (4)	545,533	13.27%	328,882	8.00%	431,658	10.50%	411,102	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$209,670	11.37%	$82,983	4.50%	$129,084	7.00%	$119,864	6.50%
Tier 1 leverage capital ratio (2)	209,670	9.35%	89,698	4.00%	89,698	4.00%	112,123	5.00%
Tier 1 risk-based capital ratio (3)	209,670	11.37%	110,644	6.00%	156,745	8.50%	147,525	8.00%
Total risk-based capital ratio (4)	227,674	12.35%	147,481	8.00%	193,569	10.50%	184,351	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$39,655	13.91%	$12,829	4.50%	$19,956	7.00%	$18,530	6.50%
Tier 1 leverage capital ratio (2)	39,655	9.59%	16,540	4.00%	16,540	4.00%	20,675	5.00%
Tier 1 risk-based capital ratio (3)	39,655	13.91%	17,105	6.00%	24,232	8.50%	22,807	8.00%
Total risk-based capital ratio (4)	42,944	15.06%	22,812	8.00%	29,941	10.50%	28,515	10.00%
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2018:
Advances from the FHLBB	$603,590	$160,653	$3,214	$16,918	$784,375
Subordinated debentures and notes	—	—	—	83,433	83,433
Other borrowed funds	52,734	—	—	—	52,734
Loan commitments (1)	1,434,081	—	—	—	1,434,081
Occupancy lease commitments (2)	4,224	9,350	6,336	8,503	28,413
Service provider contracts (3)	23,294	68,583	46,190	23,002	161,069
Postretirement benefit obligations (4)	456	1,514	1,178	16,555	19,703
	$2,118,379	$240,100	$56,918	$148,411	$2,563,808
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of December 31, 2018 or 2017. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2018.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2018, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2018		December 31, 2017
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$20,134	8.0%	$11,494	4.9%
Up 200 basis points	9,353	3.7%	8,179	3.5%
Up 100 basis points	4,982	2.0%	4,434	1.9%
Down 100 basis points	(9,894)	(3.9)%	(10,512)	(4.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 8.0% as of December 31, 2018, compared to a positive 4.9% as of December 31, 2017, the increase in asset sensitivity was due to a change in the funding mix, as deposits replaced wholesale funding.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2018, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2018	At December 31, 2017
Up 300 basis points	2.5%	(0.7)%
Up 200 basis points	2.5%	—%
Up 100 basis points	2.1%	1.0%
Down 100 basis points	(7.0)%	(7.1)%

The Company's EVE sensitivity for Up shock scenarios increased from December 31, 2017 to December 31, 2018 due to the issuance of common stock which replaced short wholesale funding as well as the duration of assets shortened due to increased prepayments driven by lower, long term rates.

The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2018.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$42,042	$—	$—	$—	$—	$42,042
Weighted average rate	2.44%	—%	—%	—%	—%	2.44%
Investment securities (1) (3)	77,431	63,494	85,298	237,300	158,253	621,776
Weighted average rate	2.04%	1.91%	2.01%	2.13%	2.48%	2.17%
Commercial real estate loans (1)	1,704,378	482,673	395,219	614,393	155,073	3,351,736
Weighted average rate	4.65%	4.53%	4.46%	4.75%	4.66%	4.63%
Commercial loans and leases (1)	827,650	332,835	250,422	291,070	66,981	1,768,958
Weighted average rate	6.27%	6.52%	6.68%	6.70%	3.69%	6.35%
Consumer loans (1)	740,672	159,090	106,002	111,580	65,478	1,182,822
Weighted average rate	4.72%	4.02%	4.00%	4.09%	3.24%	4.42%
Total interest-earning assets	3,392,173	1,038,092	836,941	1,254,343	445,785	6,967,334
Weighted average rate	4.98%	4.93%	4.82%	4.65%	3.53%	4.80%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$336,317	$336,317
Weighted average rate	—%	—%	—%	—%	0.09%	0.09%
Savings accounts	—	—	—	—	619,961	619,961
Weighted average rate	—%	—%	—%	—%	0.33%	0.33%
Money market savings accounts	1,672,885	—	—	—	—	1,672,885
Weighted average rate	1.25%	—%	—%	—%	—%	1.25%
Certificates of deposit (1)	1,038,908	540,705	94,799	112,603	2,150	1,789,165
Weighted average rate	1.87%	2.53%	2.20%	2.55%	0.15%	2.13%
Borrowed funds (1)	667,936	161,670	1,442	6,224	83,270	920,542
Weighted average rate	2.04%	2.65%	4.40%	2.16%	5.73%	2.48%
Total interest-bearing liabilities	3,379,729	702,375	96,241	118,827	1,041,698	5,338,870
Weighted average rate	1.60%	2.55%	2.24%	2.53%	0.69%	1.58%
Interest sensitivity gap (2)	$12,444	$335,717	$740,700	$1,135,516	$(595,913)	$1,628,464
Cumulative interest sensitivity gap	$12,444	$348,161	$1,088,861	$2,224,377	$1,628,464
Cumulative interest sensitivity gap as a percentage of total assets	0.17%	4.71%	14.73%	30.09%	22.03%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	0.18%	5.00%	15.63%	31.93%	23.37%
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

As of December 31, 2018, interest-earning assets maturing or repricing within one year amounted to $3.4 billion and interest-bearing liabilities maturing or repricing within one year amounted to $3.4 billion, resulting in a cumulative one-year positive gap position of $12.4 million or 0.18% of total interest-earning assets. As of December 31, 2017, the Company had a cumulative one-year positive gap position of $21.0 million, or 0.33% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2017 was due to an increase in short term commercial and commercial real estate loans.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2018 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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
1.1
Underwriting Agreement, dated September 11, 2014, by and among Brookline Bancorp, Inc., Sterne, Agee & Leach, Inc. and Sandler O’Neil + Partners, L.P., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 12, 2014)

2.1
Agreement and Plan of Merger dated as of September 20, 2017 by and among Brookline Bancorp, Inc., Brookline Bank, and First Commons Bank, N.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed 2017)

3.1
Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 (included in Exhibit 2) of the Registration Statement on Form S-1 filed by the Company on April 10, 2002 (Registration No. 333-85980))

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

10.1+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.1.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2017)
10.2+	Brookline Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement filed on July 23, 2003)
10.2.1
Consulting Agreement by and between Brookline Bank and Anthony G. Nuzzo dated September 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2017)

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

10.6.1	Amendment to the Employment Agreement, dated July 25, 2018, by and among the Brookline Bancorp, Inc., Brookline Bank and Paul Perrault.
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
101
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 were formatted in xBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

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

Date: February 28, 2019	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer (Principal Financial Officer)
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ JOANNE CHANG	By:	/s/ CHARLES H. PECK
	Joanne Chang, Director		Charles H. Peck, Director
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ JOHN L. HALL, II	By:	/s/ PETER O. WILDE
	John L. Hall, II, Director		Peter O. Wilde, Director
	Date: February 28, 2019		Date: February 28, 2019

By:	/s/ THOMAS J. HOLLISTER
Thomas J. Hollister, Director
Date: February 28, 2019

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on those criteria.
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
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Boston, Massachusetts
February 28, 2019

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2018	2017
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$47,542	$25,622
Short-term investments	42,042	35,383
Total cash and cash equivalents	89,584	61,005
Investment securities available-for-sale	502,793	540,124
Investment securities held-to-maturity (fair value of $112,830 and $108,523, respectively)	114,776	109,730
Equity securities held-for-trading	4,207	—
Total investment securities	621,776	649,854
Loans held-for-sale	3,247	2,628
Loans and leases:
Commercial real estate loans	3,351,736	3,075,777
Commercial loans and leases	1,768,958	1,624,111
Consumer loans	1,182,822	1,030,791
Total loans and leases	6,303,516	5,730,679
Allowance for loan and lease losses	(58,692)	(58,592)
Net loans and leases	6,244,824	5,672,087
Restricted equity securities	61,751	59,369
Premises and equipment, net of accumulated depreciation of $70,140 and $63,423, respectively	76,382	80,283
Deferred tax asset	21,495	15,061
Goodwill	160,427	137,890
Identified intangible assets, net of accumulated amortization of $35,818 and $33,738, respectively	6,086	6,044
Other real estate owned ("OREO") and repossessed assets, net	4,019	4,419
Other assets	103,214	91,609
Total assets	$7,392,805	$6,780,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,033,551	$942,583
Interest-bearing deposits:
NOW accounts	336,317	350,568
Savings accounts	619,961	646,359
Money market accounts	1,675,050	1,724,363
Certificate of deposit accounts	1,789,165	1,207,470
Total interest-bearing deposits	4,420,493	3,928,760
Total deposits	5,454,044	4,871,343
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	784,375	889,909
Subordinated debentures and notes	83,433	83,271
Other borrowed funds	52,734	47,639
Total borrowed funds	920,542	1,020,819
Mortgagors' escrow accounts	7,426	7,686
Accrued expenses and other liabilities	100,174	67,818
Total liabilities	6,482,186	5,967,666

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 81,695,695 shares issued, respectively	852	817
Additional paid-in capital	755,629	699,976
Retained earnings, partially restricted	212,838	161,217
Accumulated other comprehensive loss	(9,460)	(5,950)
Treasury stock, at cost; 5,020,025 shares and 4,440,665 shares, respectively	(59,120)	(51,454)
Unallocated common stock held by ESOP; 109,950 shares and 142,332 shares, respectively	(599)	(776)
Total Brookline Bancorp, Inc. stockholders' equity	900,140	803,830
Noncontrolling interest in subsidiary	10,479	8,753
Total stockholders' equity	910,619	812,583
Total liabilities and stockholders' equity	$7,392,805	$6,780,249

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$295,269	$247,022	$224,721
Debt securities	13,960	12,524	11,710
Marketable and restricted equity securities	3,964	3,062	2,975
Short-term investments	700	442	242
Total interest and dividend income	313,893	263,050	239,648
Interest expense:
Deposits	41,978	23,288	20,070
Borrowed funds	24,216	16,581	15,914
Total interest expense	66,194	39,869	35,984
Net interest income	247,699	223,181	203,664
Provision for credit losses	4,951	18,988	10,353
Net interest income after provision for credit losses	242,748	204,193	193,311
Non-interest income:
Deposit fees	10,400	10,050	9,467
Loan fees	1,427	1,110	1,299
Loan level derivative income, net	5,440	2,187	3,962
Gain on investment securities, net	227	11,393	—
Gain on sales of loans and leases held-for-sale	1,883	2,644	3,256
Other	5,847	4,789	4,683
Total non-interest income	25,224	32,173	22,667
Non-interest expense:
Compensation and employee benefits	91,535	82,413	77,836
Occupancy	14,991	14,546	13,882
Equipment and data processing	18,213	16,854	15,496
Professional services	4,404	4,315	3,852
FDIC insurance	2,722	3,326	3,332
Advertising and marketing	4,016	3,369	3,381
Amortization of identified intangible assets	2,080	2,089	2,500
Merger and acquisition expense	3,787	411	—
Other	13,484	11,788	10,083
Total non-interest expense	155,232	139,111	130,362
Income before provision for income taxes	112,740	97,255	85,616
Provision for income taxes	26,189	43,636	30,392
Net income before noncontrolling interest in subsidiary	86,551	53,619	55,224
Less net income attributable to noncontrolling interest in subsidiary	3,489	3,101	2,862
Net income attributable to Brookline Bancorp, Inc.	$83,062	$50,518	$52,362
Earnings per common share:
Basic	$1.04	$0.68	$0.74
Diluted	1.04	0.68	0.74
Weighted average common shares outstanding during the year:
Basic	79,669,668	74,459,508	70,261,954
Diluted	79,909,251	74,811,408	70,444,083
Dividends declared per common share	$0.395	$0.360	$0.360

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$86,551	$53,619	$55,224

Other comprehensive loss, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding losses	(4,444)	(1,274)	(2,167)
Income tax benefit	980	457	781
Net unrealized securities holding losses before reclassification adjustments	(3,464)	(817)	(1,386)
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	173	—	—
Income tax expense	(38)	—	—
Net reclassification adjustments for securities gains included in net income	135	—	—
Net unrealized securities holding losses	(3,599)	(817)	(1,386)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	121	(422)	69
Income tax benefit (expense)	(32)	170	(25)
Net adjustment of accumulated obligation for postretirement benefits	89	(252)	44

Other comprehensive loss, net of taxes	(3,510)	(1,069)	(1,342)

Comprehensive income	83,041	52,550	53,882
Net income attributable to noncontrolling interest in subsidiary	3,489	3,101	2,862
Comprehensive income attributable to Brookline Bancorp, Inc.	$79,552	$49,449	$51,020

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2018, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	83,062	—	—	—	83,062	—	83,062
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	3,489	3,489
Common stock issued for acquisition	35	55,148	—	—	—	—	55,183	—	55,183
Issuance of noncontrolling interest	—	—	—	—	—	—	—	130	130
Other comprehensive income	—	—	—	(3,510)	—	—	(3,510)	—	(3,510)
Common stock dividends of $0.395 per share	—	—	(31,441)	—	—	—	(31,441)	—	(31,441)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,893)	(1,893)
Restricted stock awards, net of awards surrendered	—	139	—	—	2,334	—	2,473	—	2,473
Treasury stock, repurchase shares	—	—	—	—	(10,000)	—	(10,000)	—	(10,000)
Common stock held by ESOP committed to be released (32,382 shares)	—	366	—	—	—	177	543	—	543
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2018, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,063	(1,063)	—	—	—	—	—
Net income attributable to Brookline Bancorp, Inc.	—	—	50,518	—	—	—	50,518	—	50,518
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	3,101	3,101
Issuance of common stock	60	81,883	—	—	—	—	81,943	—	81,943
Issuance of non controlling interest	—	—	—	—	—	—	—	118	118
Other comprehensive loss	—	—	—	(1,069)	—	—	(1,069)	—	(1,069)
Common stock dividends of $0.360 per share	—	—	(27,035)	—	—	—	(27,035)	—	(27,035)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,671)	(1,671)
Compensation under recognition and retention plans	—	1,045	—	—	2,383	—	3,428	—	3,428
Common stock held by ESOP committed to be released (34,356 shares)	—	314	—	—	—	187	501	—	501
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2018, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486
Net income attributable to Brookline Bancorp, Inc.	—	—	52,362	—	—	—	52,362	—	52,362
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,862	2,862
Issuance of non controlling interest	—	—	—	—	—	—	—	76	76
Other comprehensive loss	—	—		(1,342)	—	—	(1,342)	—	(1,342)
Common stock dividends of $0.360 per share	—	—	(25,366)	—		—	(25,366)	—	(25,366)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,734)	(1,734)
Compensation under recognition and retention plans	—	(361)	—	—	2,371	—	2,010	—	2,010
Common stock held by ESOP committed to be released (36,372 shares)	—	196	—	—	—	199	395	—	395
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$83,062	$50,518	$52,362
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	3,489	3,101	2,862
Provision for credit losses	4,951	18,988	10,353
Origination of loans and leases held-for-sale	(25,370)	(27,425)	(56,080)
Proceeds from sales of loans and leases held-for-sale, net	26,519	32,073	55,636
Deferred income tax (benefit) expense	(5,453)	10,798	2,322
Depreciation of premises and equipment	7,382	7,232	7,080
Amortization of investment securities premiums and discounts, net	2,200	2,042	2,158
Amortization of deferred loan and lease origination costs, net	6,971	6,695	5,883
Amortization of identified intangible assets	2,080	2,089	2,500
Amortization of debt issuance costs	100	100	101
Amortization (accretion) of acquisition fair value adjustments, net	354	(1,583)	(3,960)
Gain on sales of investment securities, net	(227)	(11,393)	—
Gain on sales of loans and leases held-for-sale	(1,883)	(2,644)	(3,256)
Gain on sales of OREO and other repossessed assets, net	—	(79)	(84)
Write-down of OREO and other repossessed assets	1,234	458	190
Compensation under recognition and retention plans	2,546	2,308	1,844
ESOP shares committed to be released	543	501	395
Net change in:
Cash surrender value of bank-owned life insurance	(1,039)	(1,041)	(1,050)
Equity securities held-for-trading	(5,371)	—	—
Other assets	(10,855)	(2,413)	(287)
Accrued expenses and other liabilities	31,796	(5,378)	(1,039)
Net cash provided from operating activities	123,029	84,947	77,930

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	22,210	—	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	82,896	71,611	100,957
Purchases of investment securities available-for-sale	(73,852)	(90,971)	(115,403)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	3,290	3,817	42,492
Purchases of investment securities held-to-maturity	(8,915)	(26,873)	(36,167)
Proceeds from redemption/sales of restricted equity securities	12,110	24,462	5,623
Purchase of restricted equity securities	(13,262)	(7,927)	(4,017)
Proceeds from sales of loans and leases held-for-investment, net	7,294	28,608	45,979
Net increase in loans and leases	(593,968)	(378,906)	(465,527)
Acquisitions, net of cash and cash equivalents acquired	(24,659)	—	—
			(Continued)

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Purchase of premises and equipment, net	(3,352)	(11,557)	(5,262)
Proceeds from sales of OREO and other repossessed assets	2,186	3,762	3,530
Net cash used for investing activities	(588,022)	(383,974)	(427,795)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	1,006	93,819	351,908
Increase (decrease) in certificates of deposit	580,878	166,448	(46,752)
Proceeds from FHLBB advances	6,607,745	4,685,706	5,905,511
Repayment of FHLBB advances	(6,713,279)	(4,705,543)	(5,854,019)
Increase (decrease) in other borrowed funds, net	5,095	(2,568)	11,980
(Decrease) increase in mortgagors' escrow accounts, net	(260)	41	129
Proceeds from exercise of stock options	490	1,469	300
Repurchases of common stock	(10,000)	—	—
Proceeds from issuance of common stock	—	81,943	—
Common stock issued for acquisition	55,182	—	—
Payment of dividends on common stock	(31,441)	(27,035)	(25,366)
Payment of income taxes for shares withheld in share based activity	(81)	(352)	—
Proceeds from issuance of noncontrolling units	130	118	76
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,893)	(1,671)	(1,734)
Net cash provided from financing activities	493,572	292,375	342,033
Net increase (decrease) in cash and cash equivalents	28,579	(6,652)	(7,832)
Cash and cash equivalents at beginning of year	61,005	67,657	75,489
Cash and cash equivalents at end of year	$89,584	$61,005	$67,657

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$65,182	$40,785	$38,620
Income taxes	21,129	34,026	29,770
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$—	$7,500	$2,500
Transfer from loans to other real estate owned	3,020	7,161	3,692
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$292,025	$—	$—
Fair value of liabilities assumed	278,988	—	—

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
On March 1, 2018, the Company completed the Transaction of First Commons Bank. First Commons Bank was merged with and into Brookline Bank. First Commons Bank had two branch locations in Newton Centre and Wellesley, Massachusetts. These branch locations were closed on June 1, 2018 and consolidated into Brookline Bank's existing branch locations in Newton Centre and Wellesley. The Transaction included $262.3 million in loans and $273.7 million in deposits at fair value. The Transaction qualified as a tax-free reorganization for federal income tax purposes. The total Transaction consideration was $56.0 million. For each share of the Company's common stock, First Commons Bank shareholders received the right to receive 1.089 shares of the Company's common stock with cash in lieu of fractional shares, options, and warrants, resulting in a total cash consideration payment of $851 thousand and an increase in the Company's outstanding shares of 3,481,477 shares.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp., and its 84.07% owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates six full-service banking offices on the north shore of eastern Massachusetts.
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
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," "held-to-maturity," or "held-for-trading." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the Federal Home Loan Bank of Boston ("FHLBB"), the Federal Reserve Bank of Boston and other restricted equities are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2018 and 2017, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2018 and 2017, no impairment has been recognized.
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
For the First Commons Bank portfolio, minimal loss is expected from the loan portfolio based on historical performance, management’s due diligence, and market conditions. Therefore, the fair value of the loan portfolio was calculated on an individual

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

loan basis using a discounted cash flow analysis factoring in the contractual terms of the loans, current market pricing, and prepayment expectations.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The Company’s December 31, 2018 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2018, this portfolio is

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

approximately $13.7 million. Based on industry conditions, management established a loss factor for this portfolio that best represents the changing risks associated with it.
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
As of December 31, 2018, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2018 and 2017.
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
Derivatives
The Company utilizes loan level derivatives which consists of interest rate contracts (swaps, caps and floors), and risk participation agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging."
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2018, 2017 and 2016. Therefore, the Company has determined to be a single segment.
Recent Accounting Pronouncements
In December 2018, FASB issued ASU 2018-20 Leases (Topic 842), to update provisions to ASU 2016-02, Leases (Topic 842). The first revision is in relation to sales taxes and other similar taxes collected from lessees. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. The second revision is in relation to certain lessor costs. Certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. The third revision in this update is related to recognizing variable payments for contracts with lease and non-lease components require lessors to allocate certain variable payments to the lease and non-lease components when the changes in facts and circumstances on which the variable payment is based occur. Management has determined that this ASU does apply as of December 31, 2018. Management has assembled a project team that meets regularly to address the changes pursuant to Topic 842. The Company rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its consolidated balance sheet. As disclosed in Note 13, the Company was committed to $28.4 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Company expects to report increased assets and liabilities of approximately $23.6 million as a result of recognizing right of-use assets and lease liabilities in its consolidated balance sheets. The Company does not expect a material change to the timing of expense recognition in the consolidated statements of income.
In November 2018, FASB issued ASU 2018-19 Codification Improvements to Topic 326 Financial Instruments - Credit Losses, to clarify the Codification or to correct unintended application of guidance within ASU 2016-13 Financial instruments - Credit Losses (Topic 326). This ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management has determined that ASU 2018-19 does apply, but

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

has not determined the impact, if any, as of December 31, 2018. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team, has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.
In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), to permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this update if an entity already has adopted Update ASU 2017-12. Management has determined that this ASU does apply and has not determined the impact, if any, as of December 31, 2018.
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of December 31, 2018.
In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Subsequently, in July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU was issued to clarify the Codification or to correct unintended application of guidance within ASU 2016-02. Also in July 2018, FASB issued ASU 2018-11, “Targeted Improvements” (“ASU 2018-11”), which allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. ASU 2016-02, 2018-10, and 2018-11 are all effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. Management has determined that these ASUs do apply as of December 31, 2018. Management has assembled a project team that meets regularly to address the changes pursuant to Topic 842. The Company rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its Consolidated Balance Sheet. As disclosed in Note 13, the Company was committed to $28.4 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Company expects to report increased assets and liabilities of approximately $23.6 million as a result of recognizing right of-use assets and lease liabilities in its consolidated balance sheets. The Company does not expect a material change to the timing of expense recognition in the consolidated statements of income.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of December 31, 2018.
In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to add improvements to update ASU 2016-01 to increase stakeholders’ awareness of the amendments and to expedite the improvements. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. Management has determined that ASU 2018-03 does apply and has determined the impact to be immaterial as of December 31, 2018.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of December 31, 2018. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team, has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs did not change the core principle for revenue recognition in Topic 606; instead, the amendments provided more detailed guidance in a few areas and additional implementation guidance and examples to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 were the same as those provided by ASU 2015-14. Management assembled a project team to address the changes pursuant to Topic 606. The project team completed a scope assessment and contract review for in-scope revenue streams. Topic 606 did not apply to several income generating streams. Management excluded from their analysis, income associated with financial instruments, gains on sale of investment securities and loans, gains on Low Income Housing Tax Credits ("LIHTC") and loan level derivative income. Revenue streams that were included were service charges on deposit accounts, loan fees, and income received through a third party relationship. Management adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. The adoption did not have a material impact on the Company's consolidated financial statements. See Note 24, "Revenue from Contracts with Customers," for further details.
(2) Acquisitions
First Commons Bank, N.A.
On March 1, 2018, the Company completed the Transaction of First Commons Bank. First Commons Bank was merged with and into the Company’s subsidiary bank, Brookline Bank. First Commons Bank had two branch locations in Newton Centre and Wellesley, Massachusetts. These branch locations were closed on June 1, 2018 and consolidated into Brookline Bank’s existing branch locations in Newton Centre and Wellesley, Massachusetts.
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
The Company accounted for the Transaction using the estimated fair value of assets and liabilities assumed as of the acquisition date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements. Accordingly, the Company recorded merger and acquisition expenses for First Commons Bank of $3.6 million during the twelve months ended December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(In Thousands)
ASSETS
Cash	$42,995
Restricted stock	1,884
Loans	262,304
Premises and equipment	583
Goodwill	22,537
Core deposit and other intangibles	2,122
Other assets	2,595
Total assets acquired	335,020
LIABILITIES
Deposits	273,701
Borrowings	5,000
Other liabilities	287
Total liabilities assumed	278,988
Purchase price	$56,032
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
The Company recorded a $1.6 million discount from the results of the loan accounting valuation. There was $133 thousand and $445 thousand of accretion recorded during the three and twelve months ended December 31, 2018.
Deposits - Core Deposit Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the CDI was derived from using the following assumptions: account retention rates, alternative cost of funds, effective cost of funds, cost savings, present value of annual net cost savings and market discount rate.
The Company recorded a $2.1 million CDI from the results of the deposit valuation. There was $123 thousand and $410 thousand of amortization recorded during the three and twelve months ended December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Certificates of Deposits
The certificates of deposits were recorded at fair value. The determination of the fair value was calculated using a discounted cash flow analysis, which involved present valuing the contractual payments over the remaining life of the certificate of deposit at market based-rates.
The Company recorded a $1.2 million premium from the results of the certificate of deposit valuation. There was $245 thousand and $817 thousand of amortization recorded during the three and twelve months ended December 31, 2018.
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
(3) Cash, Cash Equivalents and Short-Term Investments
The Banks are required to maintain average reserve balances with the FRB based upon a percentage of certain of the Banks' deposits. As of December 31, 2018 and 2017, the average amount required to be held before a credit for vault cash was $8.2 million and $5.9 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $48.0 million and $40 million, respectively, as of December 31, 2018 and 2017.
Short-term investments are summarized as follows:

	At December 31,
	2018	2017
	(In Thousands)
FRB interest bearing reserve	$34,914	$28,263
FHLB overnight deposits	4,628	4,676
Federal funds sold	2,500	2,444
Total short-term investments	$42,042	$35,383
Short-term investments are stated at cost which approximates market value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4) Investment Securities
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSE debentures	$184,072	$99	$3,092	$181,079
GSE CMOs	107,363	17	4,250	103,130
GSE MBSs	169,334	124	4,369	165,089
SBA commercial loan asset-backed securities	51	—	—	51
Corporate debt obligations	40,618	—	910	39,708
U.S. treasury bonds	13,812	65	141	13,736
Total investment securities available-for-sale	$515,250	$305	$12,762	$502,793
Investment securities held-to-maturity:
GSE debentures	$50,546	$22	$967	$49,601
GSEs MBSs	11,426	—	295	11,131
Municipal obligations	52,304	10	716	51,598
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$114,776	$32	$1,978	$112,830
Equity securities held-for-trading	$4,207	$—	$—	$4,207

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSE debentures	$151,483	$70	$1,629	$149,924
GSE CMOs	131,082	27	4,087	127,022
GSE MBSs	191,281	354	2,322	189,313
SBA commercial loan asset-backed securities	73	—	1	72
Corporate debt obligations	62,811	110	238	62,683
U.S. treasury bonds	8,785	7	62	8,730
Trust preferred securities	1,471	—	73	1,398
Total debt securities	546,986	568	8,412	539,142
Marketable equity securities	978	13	9	982
Total investment securities available-for-sale	$547,964	$581	$8,421	$540,124
Investment securities held-to-maturity:
GSE debentures	$41,612	$—	$811	$40,801
GSEs MBSs	13,923	—	218	13,705
Municipal obligations	53,695	159	337	53,517
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$109,730	$159	$1,366	$108,523

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, the fair value of all investment securities available-for-sale was $502.8 million, with net unrealized losses of $12.5 million, compared to a fair value of $540.1 million and net unrealized losses of $7.8 million as of December 31, 2017. As of December 31, 2018, $466.7 million, or 92.8% of the portfolio, had gross unrealized losses of $12.8 million, compared to $469.2 million, or 86.9% of the portfolio, with gross unrealized losses of $8.4 million as of December 31, 2017.
As of December 31, 2018, the fair value of all investment securities held-to-maturity was $112.8 million, with net unrealized losses of $1.9 million, compared to a fair value of $108.5 million with net unrealized losses of $1.2 million as of December 31, 2017. As of December 31, 2018, $102.1 million, or 90.5% of the portfolio, had gross unrealized losses of $2.0 million. As of December 31, 2017, $92.9 million, or 85.6% of the portfolio had gross unrealized losses of $1.4 million.
As of December 31, 2018, the Company reported a fair value of $4.2 million of equity securities held-for-trading. The Company did not have any equity securities held-for-trading as of December 31, 2017.
Investment Securities as Collateral
As of December 31, 2018 and 2017, respectively, $442.5 million and $431.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits (TT&L); swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2018 and 2017.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of December 31, 2018 and 2017 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$25,780	$191	$130,284	$2,901	$156,064	$3,092
GSE CMOs	—	—	102,630	4,250	102,630	4,250
GSE MBSs	21,487	113	138,051	4,256	159,538	4,369
SBA commercial loan asset-backed securities	—	—	51	—	51	—
Corporate debt obligations	10,019	93	29,689	817	39,708	910
U.S. Treasury bonds	3,927	37	4,753	104	8,680	141
Temporarily impaired investment securities available-for-sale	61,213	434	405,458	12,328	466,671	12,762
Investment securities held-to-maturity:
GSE debentures	—	—	40,653	967	40,653	967
GSEs MBSs	—	—	11,080	295	11,080	295
Municipal obligations	14,813	107	35,058	609	49,871	716
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	14,813	107	87,291	1,871	102,104	1,978
Total temporarily impaired investment securities	$76,026	$541	$492,749	$14,199	$568,775	$14,740

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$120,409	$1,263	$12,481	$366	$132,890	$1,629
GSE CMOs	2,862	34	123,548	4,053	126,410	4,087
GSE MBSs	94,985	753	74,782	1,569	169,767	2,322
SBA commercial loan asset-backed securities	34	—	33	1	67	1
Corporate debt obligations	30,978	154	2,423	84	33,401	238
U.S. Treasury bonds	4,767	62	—	—	4,767	62
Trust preferred securities	—	—	1,398	73	1,398	73
Marketable equity securities	—	—	503	9	503	9
Temporarily impaired investment securities available-for-sale	254,035	2,266	215,168	6,155	469,203	8,421
Investment securities held-to-maturity:
GSE debentures	26,594	281	14,208	530	40,802	811
GSEs MBSs	1,996	15	11,674	203	13,670	218
Municipal obligations	30,542	235	7,408	102	37,950	337
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	59,132	531	33,790	835	92,922	1,366
Total temporarily impaired investment securities	$313,167	$2,797	$248,958	$6,990	$562,125	$9,787
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of December 31, 2018. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of December 31, 2018. If market

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2018, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $20.6 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $23.7 million as of December 31, 2017.
As of December 31, 2018, the Company owned 60 GSE debentures with a total fair value of $181.1 million, and a net unrealized loss of $3.0 million. As of December 31, 2017, the Company held 48 GSE debentures with a total fair value of $149.9 million, and a net unrealized loss of $1.6 million. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 43 of the 48 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. For the years ended December 31, 2018 and 2017, the Company purchased a total of $33.9 million and $54.2 million, respectively, of GSE debentures.
As of December 31, 2018, the Company owned 61 GSE CMOs with a total fair value of $103.1 million and a net unrealized loss of $4.2 million. As of December 31, 2017, the Company held 62 GSE CMOs with a total fair value of $127.0 million with a net unrealized loss of $4.1 million. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 47 of the 62 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the year ended December 31, 2018 and 2017, the Company did not purchase any GSE CMOs.
As of December 31, 2018, the Company owned 165 GSE MBSs with a total fair value of $165.1 million and a net unrealized loss of $4.2 million. As of December 31, 2017, the Company held 194 GSE MBSs with a total fair value of $189.3 million with a net unrealized loss of $2.0 million. As of December 31, 2018, 93 of the 165 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, 82 of the 194 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the years ended December 31, 2018 and 2017, the Company purchased a total of $15.2 million and $18.3 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of December 31, 2018, the Company owned four SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2017, the Company owned five SBA securities with a total fair value of $0.1 million which approximated amortized cost. As of December 31, 2018, four of the four securities in this portfolio were in an unrealized loss position. As of December 31, 2017, four of the five securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2018, the Company owned 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized loss of $0.9 million. This compares to 19 corporate obligation securities with a total fair value of $62.7 million and a net unrealized loss of $0.1 million as of December 31, 2017. As of December 31, 2018, 11 of the 11 securities in this portfolio were in an unrealized loss position. As of December 31, 2017, nine of the nineteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the year ended December 31, 2018, the Company did not purchase any corporate obligations as compared to 2017, when the Company purchased $14.5 million of corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2018, the Company owned seven U.S. Treasury bonds with a total fair value of $13.7 million and a net unrealized loss of $0.1 million. As of December 31, 2017, the Company owned two U.S. Treasury bonds with a total fair value of $8.7 million and a net unrealized loss of $0.1 million. As of December 31, 2018, two of the seven securities in this portfolio were in an unrealized loss position. As of December 31, 2017, all of the securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2018 and 2017, the Company purchased $24.7 million and $4.0 million in U.S. Treasury bonds, respectively.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2018, the Company did not own trust preferred securities. This compares to two trust preferred securities with a total fair value of $1.4 million and a net unrealized loss of $0.1 million as of December 31, 2017. As of December 31, 2017, both of the securities in this portfolio were in an unrealized loss position.
Equity Securities Held-for-Trading
As of December 31, 2017, the Company had two marketable equity securities classified as available-for-sale with a fair value of $1.0 million. During the third quarter of 2018, the Company re-designated all equity securities as held-for-trading. As of December 31, 2018, the Company owned three equity securities held-for-trading with a fair value of $4.2 million. Held-for-trading securities are recorded on a mark-to-market basis with realized gains and losses recognized through the income statement.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at December 31, 2018. Management does not intend to sell these securities prior to maturity.
U.S. Government-Sponsored Enterprises
As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and a net unrealized loss of $0.9 million. As of December 31, 2017, the Company owned 14 GSE debentures with a total fair value of $40.8 million and a net unrealized loss of $0.8 million. As of December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. At December 31, 2017, all securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2018 and December 31, 2017, the Company purchased a total of $8.9 million and $26.9 million in GSE debentures, respectively.
As of December 31, 2018, the Company owned 11 GSE MBSs with a total fair value of $11.1 million and a net unrealized loss of $0.3 million. As of December 31, 2017, the Company owned 11 GSE MBSs with a total fair value of $13.7 million and an unrealized loss of $0.2 million. As of December 31, 2018, eight of the eleven securities in this portfolio were in an unrealized loss position. At December 31, 2017, eight of the eleven securities were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the year ended December 31, 2018 and 2017, the Company did not purchase any GSE MBSs.
Municipal Obligations
As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value and total amortized cost of $51.6 million and $52.3 million, respectively. As of December 31, 2017, the Company owned 100 municipal obligation securities with a total fair value and total amortized cost of $53.5 million and $53.7 million, respectively. As of December 31, 2018, 94 of the 98 securities in this portfolio were in an unrealized loss position as compared to December 31, 2017, when 69 of the 100 securities were in an unrealized loss position. During the year ended December 31, 2018 and 2017, the Company did not purchase any of municipal obligations.
Foreign Government Obligations
As of December 31, 2018, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2017, the Company owned one foreign government obligation security with

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

a fair value and amortized cost of $0.5 million. As of December 31, 2018 and 2017, the security was in an unrealized loss position. During the year ended December 31, 2018 and 2017, the Company did not purchase any foreign government obligation securities.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2018			2017
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$12,041	$12,007	2.03%	$23,612	$23,652	2.27%
After 1 year through 5 years	195,701	192,692	2.14%	142,772	142,029	2.05%
After 5 years through 10 years	115,665	112,819	2.18%	136,746	134,978	2.06%
Over 10 years	191,843	185,275	2.17%	243,856	238,483	2.06%
	$515,250	$502,793	2.16%	$546,986	$539,142	2.07%
Investment securities held-to-maturity:
Within 1 year	$7,640	$7,618	1.17%	$918	$916	0.78%
After 1 year through 5 years	72,735	71,492	1.84%	58,335	57,939	1.74%
After 5 years through 10 years	23,025	22,640	2.20%	36,589	35,998	1.79%
Over 10 years	11,376	11,080	2.13%	13,888	13,670	1.98%
	$114,776	$112,830	1.89%	$109,730	$108,523	1.78%
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
As of December 31, 2018, issuers of debt securities with an estimated fair value of $19.1 million had the right to call or prepay the obligations. Of the $19.1 million, approximately $8.4 million matures in 1 - 5 years, $10.7 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2017, issuers of debt securities with an estimated fair value of approximately $58.8 million had the right to call or prepay the obligations. Of the $58.8 million, $32.7 million matures in 1-5 years, $25.2 million matures in 6-10 years, and $0.9 million matures after ten years.
Security Sales
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.
On February 3, 2017, the Company, through BSC, received $319.04 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by BSC. The exchange was completed in accordance with the merger agreement entered into between NRS and CBU. As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all of the CBU shares acquired in the merger. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The table below includes the activity with respect to the sale of the CBU shares.
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
Notes to Consolidated Financial Statements (Continued)

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
Sales of investment and restricted equity securities are summarized as follows:

	Year Ended December 31,
	2018	2017
	(In Thousands)
Proceeds from sales of debt securities	$20,000	$—
Proceeds from sales of marketable and restricted equity securities	2,700	11,393

Gross gains from sales	1,472	$11,612
Gross losses from sales	(68)	(219)
Gain on sales of securities, net	$1,404	$11,393
There were no sales of investment and restricted equity securities in 2016.
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2018	2017
	(In Thousands)
FHLBB stock	$43,655	$42,427
FRB stock	17,995	16,842
Other restricted equity securities	101	100
	$61,751	$59,369
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2018 and 2017, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2018 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2018. The FHLBB paid a dividend to member banks at an annualized rate of 414 basis points in 2017. The FHLBB increased its dividend from 499 basis points in the first quarter of 2018 to 587 basis points in the fourth quarter of 2018. As of December 31, 2018, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2018 and 2017, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
The Company, through its wholly owned subsidiary, BSC held 9,721 shares of restricted equity securities of NRS. This investment was recorded at cost of $122 thousand as no readily determinable fair value was available. On December 5, 2016, CBU announced entry into a merger agreement to acquire NRS. After receiving stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company exchanged the 9,721 shares of NRS and received

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

$319.04 in cash and 14.876 shares of CBU common stock for each share of NRS held. As part of the merger agreement, the Company was restricted to selling 5,071 shares per day in the open market. The Company completed the sale of all CBU shares during the first quarter of 2017. The Company recognized a gain on the sale of securities of $11.4 million for the quarter ending March 31, 2017.
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
(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,208,904	4.61%	$121,821	4.62%	$2,330,725	4.61%
Multi-family mortgage	799,813	4.51%	47,898	4.58%	847,711	4.51%
Construction	151,138	5.62%	22,162	6.74%	173,300	5.76%
Total commercial real estate loans	3,159,855	4.63%	191,881	4.85%	3,351,736	4.64%
Commercial loans and leases:
Commercial	712,630	4.96%	23,788	5.39%	736,418	4.97%
Equipment financing	978,840	7.61%	3,249	5.97%	982,089	7.60%
Condominium association	50,451	4.70%	—	—%	50,451	4.70%
Total commercial loans and leases	1,741,921	6.44%	27,037	5.46%	1,768,958	6.43%
Consumer loans:
Residential mortgage	653,059	4.09%	129,909	4.45%	782,968	4.15%
Home equity	331,014	5.05%	45,470	5.39%	376,484	5.09%
Other consumer	23,260	5.55%	110	17.81%	23,370	5.61%
Total consumer loans	1,007,333	4.44%	175,489	4.70%	1,182,822	4.48%
Total loans and leases	$5,909,109	5.13%	$394,407	4.83%	$6,303,516	5.11%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2017
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,069,392	4.17%	$105,577	4.37%	$2,174,969	4.18%
Multi-family mortgage	735,921	4.09%	24,749	4.48%	760,670	4.10%
Construction	140,138	4.58%	—	—%	140,138	4.58%
Total commercial real estate loans	2,945,451	4.17%	130,326	4.39%	3,075,777	4.18%
Commercial loans and leases:
Commercial	696,825	4.35%	8,179	5.77%	705,004	4.37%
Equipment financing	861,974	7.28%	4,514	5.92%	866,488	7.27%
Condominium association	52,619	4.49%	—	—%	52,619	4.49%
Total commercial loans and leases	1,611,418	5.92%	12,693	5.82%	1,624,111	5.92%
Consumer loans:
Residential mortgage	604,897	3.81%	55,168	4.28%	660,065	3.85%
Home equity	314,189	4.16%	41,765	4.62%	355,954	4.21%
Other consumer	14,667	5.51%	105	18.00%	14,772	5.60%
Total consumer loans	933,753	3.95%	97,038	4.44%	1,030,791	4.00%
Total loans and leases	$5,490,622	4.65%	$240,057	4.49%	$5,730,679	4.64%
The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.6 million and $15.5 million as of December 31, 2018 and 2017, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 26.8% of which is in the greater New York and New Jersey metropolitan area and 73.2% of which is in other areas in the United States of America as of December 31, 2018, as compared to 28.0% of which is in the greater New York and New Jersey metropolitan area and 72.0% of which is in other areas in the United States of America as of December 31, 2017.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Balance at beginning of year	$10,522	$14,353	$20,796
Accretion	(4,117)	(7,801)	(6,781)
Reclassification from nonaccretable difference as a result from changes in expected cash flows	1,500	3,970	338
Balance at end of year	$7,905	$10,522	$14,353

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the years ended December 31, 2018, 2017 and 2016, accretable yield adjustments totaling $1.5 million, $4.0 million, and $0.3

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
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
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2018.

	Year Ended December 31,
	2018	2017
	(In Thousands)
Balance at beginning of year	$47,941	$43,458
New loans granted during the year	2,842	13,554
Advances on lines of credit	193	473
Repayments	(4,205)	(9,544)
Balance at end of year	$46,771	$47,941
Unfunded commitments on extensions of credit to related parties totaled $5.9 million and $15.7 million as of December 31, 2018 and 2017, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2018 and 2017, there were $3.0 billion and $2.3 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2018 and 2017.
(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
Provision for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
(Credit) provision for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(2,169)	(10,516)	(1,982)	(14,667)
Recoveries	—	642	750	1,392
Provision (credit) for loan and lease losses	(337)	8,762	1,777	10,202
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
The liability for unfunded credit commitments, which is included in other liabilities, was $1.9 million, and $1.7 million, at December 31, 2018, and 2017, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2018, and 2017.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$254	$(343)	$(750)	$924	$(172)	$413	$1,178	$(515)	$(337)
Commercial	3,699	18,899	8,469	(451)	284	293	3,248	19,183	8,762
Consumer	556	273	1,263	(231)	(157)	514	325	116	1,777
Total provision for loan and lease losses	4,509	18,829	8,982	242	(45)	1,220	4,751	18,784	10,202
Unfunded credit commitments	200	204	151	—	—	—	200	204	151
Total provision (credit) for credit losses	$4,709	$19,033	$9,133	$242	$(45)	$1,220	$4,951	$18,988	$10,353
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on TDR loans is initially determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, management believes that the methodology for calculating the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

As of December 31, 2018, the Company had a portfolio of approximately $13.7 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2017, this portfolio was approximately $19.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended September 30, 2015, the Company’s allowance calculation included an enhanced segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the special risks associated with the taxi portfolio.

As of December 31, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of
$2.5 million of which $1.9 million were specific reserves and $0.6 million was a general reserve. As of December 31, 2017, the Company had a reserve for loan and lease losses associated with taxi medallion loans of $3.8 million of which $2.7 million were specific reserves and $1.1 million was a general reserve. The decrease in the allowance for loans associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to the charge-offs to the portfolio. The total troubled debt restructured loans secured by taxi medallions remained consistent at $3.7 million at December 31, 2018 and 2017. The total loans secured by taxi medallions that were placed on nonaccrual decreased to $3.7 million at December 31, 2018 from $7.8 million at December 31, 2017. The decrease in total loans secured by taxi medallions was primarily driven by the charge-offs of $3.8 million and the pay down in taxi medallion loans. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $55.6 million as of December 31, 2018, compared to $55.5 million as of December 31, 2017. The general portion of the allowance for loan and lease losses increased by $0.1 million during the year ended December 31, 2018, as a result of the continued growth in the Company's loan portfolios, partly offset by the decrease in historical loss factors applied to the commercial loan portfolio.

The specific allowance for loan and lease losses remained consistent at $3.1 million as of December 31, 2018 and 2017.

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
Notes to Consolidated Financial Statements (Continued)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2018 by credit quality indicator.

	At December 31, 2018
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,198,377	$799,483	$150,742	$685,773	$969,275	$50,186	$23,249	$4,877,085
OAEM	6,096	—	—	3,726	52	—	—	9,874
Substandard	4,431	330	396	22,870	6,895	265	11	35,198
Doubtful	—	—	—	261	2,618	—	—	2,879
Total originated	2,208,904	799,813	151,138	712,630	978,840	50,451	23,260	4,925,036

Acquired:
Loan rating:
Pass	111,919	47,715	22,162	23,250	3,240	—	110	208,396
OAEM	626	—	—	236	—	—	—	862
Substandard	9,276	183	—	302	9	—	—	9,770
Total acquired	121,821	47,898	22,162	23,788	3,249	—	110	219,028

Total loans	$2,330,725	$847,711	$173,300	$736,418	$982,089	$50,451	$23,370	$5,144,064

As of December 31, 2018, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2018
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$171,523	21.9%	$142,534	37.9%
50% - 69%	287,337	36.7%	84,423	22.4%
70% - 79%	173,870	22.2%	73,898	19.6%
80% and over	19,030	2.4%	30,129	8.0%
Data not available*	1,299	0.2%	30	—%
Total originated	653,059	83.4%	331,014	87.9%

Acquired:
Loan-to-value ratio:
Less than 50%	36,752	4.6%	24,705	6.6%
50%—69%	53,788	6.9%	10,353	2.7%
70%—79%	26,510	3.4%	1,000	0.3%
80% and over	6,701	0.9%	4,348	1.2%
Data not available*	6,158	0.8%	5,064	1.3%
Total acquired	129,909	16.6%	45,470	12.1%

Total loans	$782,968	100.0%	$376,484	100.0%
_______________________________________________________________________________
* Represents accounts for which data are not available.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2017
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$153,373	23.2%	$148,137	41.6%
50%—69%	265,328	40.2%	75,099	21.1%
70%—79%	168,272	25.5%	63,742	17.9%
80% and over	16,547	2.5%	27,122	7.6%
Data not available*	1,377	0.2%	89	—%
Total originated	604,897	91.6%	314,189	88.2%

Acquired:
Loan-to-value ratio:
Less than 50%	16,521	2.5%	25,312	7.1%
50%—69%	19,182	2.9%	13,883	3.9%
70%—79%	10,507	1.6%	943	0.3%
80% and over	7,893	1.2%	582	0.2%
Data not available*	1,065	0.2%	1,045	0.3%
Total acquired	55,168	8.4%	41,765	11.8%

Total loans	$660,065	100.0%	$355,954	100.0%
_______________________________________________________________________________
* Represents accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At December 31, 2018	At December 31, 2017
	(In Thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$121	$633

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2018 and 2017.

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$5,139	$896	$2,962	$8,997	$2,199,907	$2,208,904	$277	$3,806
Multi-family mortgage	893	—	145	1,038	798,775	799,813	—	330
Construction	297	—	396	693	150,445	151,138	—	396
Total commercial real estate loans	6,329	896	3,503	10,728	3,149,127	3,159,855	277	4,532
Commercial loans and leases:
Commercial	2,021	582	6,244	8,847	703,783	712,630	1,962	6,421
Equipment financing	2,509	650	5,685	8,844	969,996	978,840	12	9,500
Condominium association	320	—	—	320	50,131	50,451	—	265
Total commercial loans and leases	4,850	1,232	11,929	18,011	1,723,910	1,741,921	1,974	16,186
Consumer loans:
Residential mortgage	400	—	1,597	1,997	651,062	653,059	—	1,842
Home equity	761	25	183	969	330,045	331,014	1	191
Other consumer	51	18	15	84	23,176	23,260	—	17
Total consumer loans	1,212	43	1,795	3,050	1,004,283	1,007,333	1	2,050
Total originated loans and leases	$12,391	$2,171	$17,227	$31,789	$5,877,320	$5,909,109	$2,252	$22,768
							(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$215	$9,087	$9,302	$112,519	$121,821	$9,018	$122
Multi-family mortgage	348	—	—	348	47,550	47,898	—	—
Construction	360	242	—	602	21,560	22,162	—	—
Total commercial real estate loans	708	457	9,087	10,252	181,629	191,881	9,018	122
Commercial loans and leases:
Commercial	124	44	290	458	23,330	23,788	90	200
Equipment financing	—	—	9	9	3,240	3,249	9	—
Total commercial loans and leases	124	44	299	467	26,570	27,037	99	200
Consumer loans:
Residential mortgage	—	371	2,113	2,484	127,425	129,909	2,113	290
Home equity	191	265	2	458	45,012	45,470	—	717
Other consumer	—	—	—	—	110	110	—	—
Total consumer loans	191	636	2,115	2,942	172,547	175,489	2,113	1,007
Total acquired loans and leases	1,023	1,137	11,501	13,661	380,746	394,407	11,230	1,329

Total loans and leases	$13,414	$3,308	$28,728	$45,450	$6,258,066	$6,303,516	$13,482	$24,097

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2017
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$3,294	$391	$1,843	$5,528	$2,063,864	$2,069,392	$—	$3,182
Multi-family mortgage	6,141	2,590	—	8,731	727,190	735,921	—	608
Construction	6,537	330	860	7,727	132,411	140,138	—	860
Total commercial real estate loans	15,972	3,311	2,703	21,986	2,923,465	2,945,451	—	4,650
Commercial loans and leases:
Commercial	1,344	597	7,724	9,665	687,160	696,825	—	10,365
Equipment financing	3,214	2,494	3,203	8,911	853,063	861,974	224	8,106
Condominium association	857	262	—	1,119	51,500	52,619	—	—
Total commercial loans and leases	5,415	3,353	10,927	19,695	1,591,723	1,611,418	224	18,471
Consumer loans:
Residential mortgage	1,256	166	728	2,150	602,747	604,897	—	1,979
Home equity	643	19	32	694	313,495	314,189	1	132
Other consumer	238	20	28	286	14,381	14,667	—	43
Total consumer loans	2,137	205	788	3,130	930,623	933,753	1	2,154
Total originated loans and leases	$23,524	$6,869	$14,418	$44,811	$5,445,811	$5,490,622	$225	$25,275
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Commercial Real Estate Loans—As of December 31, 2018, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans (37.0%); multi-family mortgage loans (13.4%); and construction loans (2.7%).
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
Commercial Loans and Leases—As of December 31, 2018, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases (11.7%); equipment financing loans (15.6%); and loans to condominium associations (0.8%).
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of December 31, 2018, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans (12.4%), home equity loans (6.0%), and other consumer loans (0.4%).
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2018			At December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,569	$5,545	$—	$9,978	$9,962	$—
Commercial	30,927	31,053	—	24,906	25,040	—
Consumer	2,989	2,978	—	3,508	3,500	—
Total originated with no related allowance recorded	39,485	39,576	—	38,392	38,502	—
With an allowance recorded:
Commercial real estate	396	396	5	3,056	3,056	—
Commercial	8,224	8,208	2,961	8,912	8,862	3,105
Consumer	665	664	89	—	—	—
Total originated with an allowance recorded	9,285	9,268	3,055	11,968	11,918	3,105
Total originated impaired loans and leases	48,770	48,844	3,055	50,360	50,420	3,105

Acquired:
With no related allowance recorded:
Commercial real estate	9,538	9,538	—	1,880	1,880	—
Commercial	531	531	—	1,594	1,594	—
Consumer	4,772	4,772	—	4,736	4,736	—
Total acquired with no related allowance recorded	14,841	14,841	—	8,210	8,210	—
With an allowance recorded:
Consumer	154	154	26	115	115	22
Total acquired with an allowance recorded	154	154	26	115	115	22
Total acquired impaired loans and leases	14,995	14,995	26	8,325	8,325	22

Total impaired loans and leases	$63,765	$63,839	$3,081	$58,685	$58,745	$3,127
__________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $22.7 million and $1.3 million, respectively as of December 31, 2018.

(2) Includes originated and acquired nonaccrual loans of $24.9 million and $2.0 million, respectively as of December 31, 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,484	$87	$10,181	$277	$6,608	$152
Commercial	26,514	993	24,950	747	23,445	600
Consumer	2,801	54	4,330	58	4,126	76
Total originated with no related allowance recorded	35,799	1,134	39,461	1,082	34,179	828
With an allowance recorded:
Commercial real estate	99	—	3,271	162	4,715	195
Commercial	9,026	96	18,382	1	9,915	6
Consumer	835	11	—	—	124	—
Total originated with an allowance recorded	9,960	107	21,653	163	14,754	201
Total originated impaired loans and leases	45,759	1,241	61,114	1,245	48,933	1,029

Acquired:
With no related allowance recorded:
Commercial real estate	9,868	7	4,005	55	8,906	151
Commercial	1,212	16	2,280	31	4,255	75
Consumer	5,061	61	5,295	69	7,537	68
Total acquired with no related allowance recorded	16,141	84	11,580	155	20,698	294
With an allowance recorded:
Commercial real estate	—	—	—	—	1,093	—
Commercial	—	—	—	—	364	—
Consumer	135	4	151	4	431	8
Total acquired with an allowance recorded	135	4	151	4	1,888	8
Total acquired impaired loans and leases	16,276	88	11,731	159	22,586	302

Total impaired loans and leases	$62,035	$1,329	$72,845	$1,404	$71,519	$1,331

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$5	$2,961	$89	$3,055
Collectively evaluated for impairment	26,617	22,131	5,075	53,823
Total originated loans and leases	26,622	25,092	5,164	56,878

Acquired:
Individually evaluated for impairment	—	—	26	26
Collectively evaluated for impairment	32	83	20	135
Acquired with deteriorated credit quality	1,533	108	12	1,653
Total acquired loans and leases	1,565	191	58	1,814

Total allowance for loan and lease losses	$28,187	$25,283	$5,222	$58,692

Loans and Leases:
Originated:
Individually evaluated for impairment	$5,610	$32,127	$3,502	$41,239
Collectively evaluated for impairment	3,154,245	1,709,794	1,003,831	5,867,870
Total originated loans and leases	3,159,855	1,741,921	1,007,333	5,909,109

Acquired:
Individually evaluated for impairment	—	404	2,072	2,476
Collectively evaluated for impairment	121,119	24,094	142,194	287,407
Acquired with deteriorated credit quality	70,762	2,539	31,223	104,524
Total acquired loans and leases	191,881	27,037	175,489	394,407

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$—	$3,105	$—	$3,105
Collectively evaluated for impairment	26,366	23,078	5,003	54,447
Total originated loans and leases	26,366	26,183	5,003	57,552

Acquired:
Individually evaluated for impairment	—	—	22	22
Collectively evaluated for impairment	145	13	17	175
Acquired with deteriorated credit quality	601	137	105	843
Total acquired loans and leases	746	150	144	1,040

Total allowance for loan and lease losses	$27,112	$26,333	$5,147	$58,592

Loans and Leases:
Originated:
Individually evaluated for impairment	$13,031	$29,386	$3,070	$45,487
Collectively evaluated for impairment	2,932,420	1,582,032	930,683	5,445,135
Total originated loans and leases	2,945,451	1,611,418	933,753	5,490,622

Acquired:
Individually evaluated for impairment	—	1,487	1,867	3,354
Collectively evaluated for impairment	34,244	6,399	55,921	96,564
Acquired with deteriorated credit quality	96,082	4,807	39,250	140,139
Total acquired loans and leases	130,326	12,693	97,038	240,057

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on troubled debt restructured loans is initially determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2018	At December 31, 2017
	(In Thousands)
Troubled debt restructurings:
On accrual	$12,257	$16,241
On nonaccrual	8,684	9,770
Total troubled debt restructurings	$20,941	$26,011

Total troubled debt restructuring loans and leases decreased by $5.1 million to $20.9 million at December 31, 2018 from
$26.0 million at December 31, 2017, primarily driven by the payoff of a commercial real estate relationship and charge-offs on TDR taxi medallions and commercial loans.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Year Ended December 31, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$652	$—	$653	—	$—
Commercial	10	1,775	1,706	733	1,706	2	1,075
Equipment financing	14	2,510	2,556	37	1,351	—	—
Residential mortgage	2	550	550	12	341	1	341
Home equity	1	86	83	—	—	—	—
Total originated	28	5,594	5,547	782	4,051	3	1,416

Acquired:
Home equity	2	249	245	—	245	—	—
Total acquired	2	249	245	—	245	—	—

Total loans and leases	30	$5,843	$5,792	$782	$4,296	3	$1,416
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At and for the Year Ended December 31, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$189	$189	$—	$—	—	$—
Commercial	10	7,861	3,911	191	2,189	2	1,361
Equipment financing	16	2,687	2,901	137	1,440	1	188
Total originated	27	$10,737	$7,001	$328	$3,629	3	$1,549
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

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Loans with one modification:
Extended maturity	$1,717	$2,810	$599
Adjusted principal	—	19	249
Interest only	—	174	1,493
Combination maturity, principal, interest rate	3,651	1,914	5,455
Total loans modified once	$5,368	$4,917	$7,796

Loans with more than one modification:
Extended maturity	$—	$1,910	$225
Combination maturity, principal, interest rate	424	174	—
Total loans modified more than once	$424	$2,084	$225
The troubled debt restructuring loans and leases that were modified for the years ending December 31, 2018, 2017, and 2016 were $5.8 million, $7.0 million, and $8.0 million, respectively. The decrease in troubled debt restructuring loans and leases that were modified for the year ending December 31, 2018 was primarily due to the decrease in TDR commercial loans year over year.
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2018, 2017, and 2016 were $1.2 million, $4.8 million, and $4.3 million, respectively. The decrease in net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the year ending December 31, 2018 was primarily due to the decrease in charge-offs on the continuously diminishing taxi medallion portfolio during the year.
As of December 31, 2018, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2018	2017
	(In Thousands)		(In Years)
Land	$12,300	$11,057	NA
Fine art	533	495	NA
Computer equipment	10,488	9,728	3
Vehicles	126	126	3 to 5
Core processing system and software	20,466	19,791	3 to 7.5
Furniture, fixtures and equipment	14,696	14,226	5 to 25
Office building and improvements	87,913	88,283	10 to 40
Total	146,522	143,706
Accumulated depreciation and amortization	70,140	63,423
Total premises and equipment	$76,382	$80,283

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization expense related to premises and equipment totaled $7.5 million, $7.4 million, and $7.2 million, respectively.
The increase in land is primarily the result of the purchase of land for the Jefferson Boulevard branch at Bank RI in Warwick, RI in 2018.
The increase in computer equipment was primarily due to several equipment upgrades.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Balance at beginning of year	$137,890	$137,890	$137,890
Additions	22,537	—	—
Balance at end of year	$160,427	$137,890	$137,890
The following is a summary of the Company's other intangible assets:

	At December 31, 2018			At December 31, 2017
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$38,294	$33,297	$4,997	$36,172	$31,217	$4,955
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$41,904	$35,818	$6,086	$39,782	$33,738	$6,044
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 7.9 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2018, 2017 and 2016.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2019	$1,699
2020	1,261
2021	850
2022	494
2023	263
Thereafter	430
Total	$4,997

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2018 and 2017, BankRI owned seven policies with a net cash surrender value of $39.9 million and $38.9 million, respectively. As of December 31, 2018 and 2017, First Ipswich owned two policies with a net cash surrender value of $0.8 million, respectively.
The Company recorded a total of $1.0 million, $1.0 million, and $1.1 million of tax exempt income from these nine policies in 2018, 2017, and 2016, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of December 31, 2018, the Company had investments in thirteen of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.
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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2018	2017
	(In Thousands)
Investments in affordable housing projects included in other assets	$10,895	$11,432
Unfunded commitments related to affordable housing projects included in other liabilities	1,115	1,933
Investment in affordable housing tax credits	1,885	1,745
Investment in affordable housing tax benefits	585	653

	For the year ended December 31,
	2018	2017	2016
	(In Thousands)
Investment amortization included in provision for income taxes	$1,916	$1,844	$1,726
Amount recognized as income tax benefit	585	623	598

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(11) Deposits
A summary of deposits follows:

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,033,551	—%	$942,583	—%
NOW accounts	336,317	0.10%	350,568	0.07%
Savings accounts	619,961	0.32%	646,359	0.25%
Money market accounts	1,675,050	1.18%	1,724,363	0.56%
Total core deposit accounts	3,664,879	0.60%	3,663,873	0.31%
Certificate of deposit accounts maturing:
Within six months	475,303	1.20%	363,866	0.93%
After six months but within 1 year	562,018	1.40%	342,500	1.09%
After 1 year but within 2 years	538,435	1.85%	300,921	1.48%
After 2 years but within 3 years	95,806	2.16%	90,805	1.87%
After 3 years but within 4 years	46,027	1.73%	57,926	1.79%
After 4 years but within 5 years	71,556	2.57%	50,380	2.02%
5+ Years	20	1.98%	1,072	1.03%
Total certificate of deposit accounts	1,789,165	1.58%	1,207,470	1.27%
Total deposits	$5,454,044	0.92%	$4,871,343	0.55%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $480.8 million and $265.8 million as of December 31, 2018 and 2017, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$283	$225	$209
Savings accounts	1,804	1,297	1,322
Money market accounts	15,369	8,863	7,549
Certificate of deposit accounts	24,522	12,903	10,990
Total interest-bearing deposits	$41,978	$23,288	$20,070
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $59.8 million and $41.4 million as of December 31, 2018 and 2017, respectively.
Collateral Pledged to Deposits
As of December 31, 2018 and 2017, $211.5 million and $165.5 million, respectively, of collateral was pledged for municipal deposits and Treasury Tax and Loan Deposits ("TT&L").

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2018	2017
	(In Thousands)
Advances from the FHLBB	$784,375	$889,909
Subordinated debentures and notes	83,433	83,271
Other borrowed funds	52,734	47,639
Total borrowed funds	$920,542	$1,020,819
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Advances from the FHLBB	$18,650	$11,330	$10,760
Subordinated debentures and notes	5,181	5,081	5,038
Other borrowed funds	385	170	116
Total interest expense on borrowed funds	$24,216	$16,581	$15,914
Collateral Pledged to Borrowed Funds
As of December 31, 2018 and 2017, $2.4 billion and $1.9 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L. The Banks did not have any outstanding FRB borrowings as of December 31, 2018 and 2017.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2018			2017
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$603,590	$—	2.19%	$514,314	$55,000	1.43%
Over 1 year to 2 years	160,073	—	2.64%	279,928	115,000	1.70%
Over 2 years to 3 years	580	—	3.07%	16,026	—	0.47%
Over 3 years to 4 years	3,214	—	0.03%	30,849	—	0.41%
Over 4 years to 5 years	—	—	—%	33,217	—	0.30%
Over 5 years	16,918	—	3.45%	15,575	—	3.95%
	$784,375	$—	2.30%	$889,909	$170,000	1.47%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2018. Total available borrowing capacity for advances from the FHLBB and FRB was $2.2 billion as of December 31, 2018 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $3.2 billion as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2018	2017
	(Dollars In Thousands)
Outstanding at end of year	$52,734	$47,639
Average outstanding for the year	46,079	45,908
Maximum outstanding at any month-end	55,144	54,064
Weighted average rate at end of year	0.16%	0.46%
Weighted average rate paid for the year	0.83%	0.37%

In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased
$15.1 million to $52.7 million as of December 31, 2018 from $37.6 million as of December 31, 2017.

The Company has access to a $12.0 million committed line of credit as of December 31, 2018. As of December 31, 2018 and December 31, 2017, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $370.0 million. As of
December 31, 2018, the Company had no borrowings on outstanding uncommitted lines of credit as compared to December 31, 2017, when the Company had $10.0 million in borrowings on outstanding uncommitted lines of credit.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2018	December 31, 2017
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2019	$4,803	$4,778
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 19, 2019	4,704	4,668
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,926	73,825
			Total	$83,433	$83,271
The above carrying amounts of the acquired subordinated debentures included $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of December 31, 2018. This compares to $0.6 million of accretion adjustments and $1.2 million of capitalized debt issuance costs as of December 31, 2017.

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2018	2017
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$76,642	$76,653
Commercial	75,713	83,270
Residential mortgage	16,363	28,745
Unadvanced portion of loans and leases	707,997	571,668
Unused lines of credit:
Home equity	487,476	407,552
Other consumer	50,404	34,191
Other commercial	347	323
Unused letters of credit:
Financial standby letters of credit	11,491	12,422
Performance standby letters of credit	3,075	736
Commercial and similar letters of credit	4,573	184
Loan level derivatives:
Receive fixed, pay variable	714,500	494,659
Pay fixed, receive variable	714,500	494,659
Risk participation-out agreements	100,531	36,627
Risk participation-in agreements	35,838	3,825
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	6,573	1,495
Sells foreign currency, buys U.S. currency	6,582	1,502
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.9 million and $1.7 million as of December 31, 2018 and December 31, 2017, respectively.
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
The fair value of derivative assets and liabilities was $22.5 million and $22.2 million, respectively, as of December 31, 2018. The fair value of derivative assets and liabilities was $9.0 million and $8.9 million, respectively, as of December 31, 2017.
The fair value of foreign exchange assets and liabilities was $131 thousand and $123 thousand, respectively, as of December 31, 2018. The fair value of foreign exchange assets and liabilities was $72 thousand and $65 thousand as of December 31, 2017.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2019	$4,224
2020	4,932
2021	4,418
2022	3,602
2023	2,734
Thereafter	8,503
Total	$28,413
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $5.8 million in 2018. This compares to total rent expense of $5.5 million in 2017. In 2016, total rent expense was $5.3 million. The increase in expense was due to the addition of two banking offices in Wakefield and Braintree, Massachusetts, and a rent increase for the Eastern Funding main office.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.4 million in 2018, 2017 and 2016 respectively. Rental income was reported in non-interest income in the Company's consolidated statements of income.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2018		2017		2016
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$83,062	$83,062	$50,518	$50,518	$52,362	$52,362

Denominator:
Weighted average shares outstanding	79,669,668	79,669,668	74,459,508	74,459,508	70,261,954	70,261,954
Effect of dilutive securities	—	239,583	—	351,900	—	182,129
Adjusted weighted average shares outstanding	79,669,668	79,909,251	74,459,508	74,811,408	70,261,954	70,444,083

EPS	$1.04	$1.04	$0.68	$0.68	$0.74	$0.74
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2018, 2017 and 2016, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding losses on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive loss by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive loss	(3,599)	89	(3,510)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)

	Year Ended December 31, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive loss	(817)	(252)	(1,069)
Reclassification due to adoption of ASU 2018-02	(1,083)	20	(1,063)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive (loss) income	(1,386)	44	(1,342)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of December 31, 2018 or 2017.
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
The Company utilizes risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. The risk participation-out agreements have grown in tandem with the Company's increase in derivative activity.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	86	$1,931	$26,419	$—	$31,762	$654,388	$714,500	$6,081
Pay fixed, receive variable	86	1,931	26,419	—	31,762	654,388	714,500	6,081
Risk participation-out agreements	26	—	14,892	—	—	85,639	100,531	344
Risk participation-in agreements	5	—	—	—	—	35,838	35,838	84

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$6,573	$—	$—	$—	$—	$6,573	$123
Sells foreign currency, buys U.S. currency	37	6,582	—	—	—	—	6,582	131

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2017
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	66	$3,903	$2,036	$27,992	$—	$460,728	$494,659	$8,865
Pay fixed, receive variable	66	3,903	2,036	27,992	—	460,728	494,659	8,865
Risk participation-out agreements	8	—	—	8,613	—	28,014	36,627	65
Risk participation-in agreements	1	—	—	—	—	3,825	3,825	10

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$1,495	$—	$—	$—	$—	$1,495	$65
Sells foreign currency, buys U.S. currency	44	1,502	—	—	—	—	1,502	72
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2018 and 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2018	2017
	(In Thousands)
Gain recognized in income on:
Risk participation-out agreements	205	55
Foreign exchange contracts	1	7
Total	$206	$62
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2018 and 2017. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2018, and 2017.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $5.9 million and $26.7 million in the normal course of business as of December 31, 2018 and 2017, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$22,013	$—	$22,013	$—	$50	$21,963
Risk participation-out agreements	344	—	344	—	—	344
Foreign exchange contracts	131	—	131	—	—	131
Total	$22,488	$—	$22,488	$—	$50	$22,438

Liability derivatives
Loan level derivatives	$22,013	$—	$22,013	$5,877	$—	$16,136
Risk participation-in agreements	84	—	84	—	—	84
Foreign exchange contracts	123	—	123	—	—	123
Total	$22,220	$—	$22,220	$5,877	$—	$16,343

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$8,865	$—	$8,865	$—	$—	$8,865
Risk participation-out agreements	65	—	65	—	—	65
Foreign exchange contracts	72	—	72	—	—	72
Total	$9,002	$—	$9,002	$—	$—	$9,002

Liability derivatives
Loan level derivatives	$8,865	$—	$8,865	$25,159	$1,510	$—
Risk participation-in agreements	10	—	10	—	—	10
Foreign exchange contracts	65	—	65	—	—	65
Total	$8,940	$—	$8,940	$25,159	$1,510	$75
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
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Current provision:
Federal	$23,949	$27,825	$22,954
State	7,693	5,013	5,116
Total current provision	31,642	32,838	28,070
Deferred benefit (provision):
Federal	(4,323)	10,209	2,271
State	(1,130)	589	51
Total deferred benefit (provision)	(5,453)	10,798	2,322
Total provision for income taxes	$26,189	$43,636	$30,392
Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21.0% in 2018 and 35.0% in 2017 and 2016 to income before tax expense as a result of the following:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$23,675	$34,039	$29,965
State taxes, net of federal income tax benefit	5,184	3,641	3,358
Bank-owned life insurance	(218)	(364)	(368)
Tax-exempt interest income	(487)	(873)	(826)
Income attributable to noncontrolling interest in subsidiary	(933)	(870)	(1,163)
Merger and acquisition expense	32	138	—
Tax Reform Act Adjustment	(707)	8,965	—
Investments in affordable housing projects	(358)	(653)	(640)
Other, net	1	(387)	66
Total provision for income taxes	$26,189	$43,636	$30,392
Effective income tax rate	23.2%	44.9%	35.5%

The Company's effective tax rate was 23.2% as of December 31, 2018 compared to 44.9% as of December 31, 2017. The decrease in the Company's effective tax rate from 2017 was primarily driven by the expected income tax expense, which was $10.4 million lower in 2018, as a result of the Tax Reform Act. Also, there was a $9.0 million Tax Reform Adjustment in 2017, the year of enactment. In 2018, the Company made an adjustment related to the Tax Reform Act that reduced the provision for income taxes by $0.7 million.
On December 22, 2017, the Tax Reform Act was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Reform Act took effect on January 1, 2018. The Tax Reform Act lowers the Company’s federal tax rate from 35% to 21%. The Tax Reform Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limits the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and other provisions. Recent changes in 2018 also include a parking disallowance in regards to employee parking, which the Company has taken into account in calculating the effective tax rate.
As a result of the Tax Reform Act, in 2017, management re-valued the carrying value of our net deferred tax asset and investments in low income housing tax credits. The impact of the Tax Reform Act resulted in a write down of the carrying balance of net deferred tax assets and investments in affordable housing projects of $8.6 million and $0.3 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2018	2017
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$15,936	$15,618
Deferred compensation	4,692	1,032
Supplemental Executive Retirement Plans	2,846	2,805
Unrealized loss on investment securities available-for-sale	2,737	1,728
Net operating loss carryforwards	976	415
Postretirement benefits	391	400
Nonaccrual interest	482	551
Accrued expense	372	563
Restricted stock and stock option plans	497	621
Employee stock ownership plan	106	124
Other	331	67
Total gross deferred tax assets	29,366	23,924
Deferred tax liabilities:
Identified intangible assets and goodwill	2,428	2,778
Deferred loan origination costs, net	3,537	2,918
Depreciation	789	1,866
Prepaid expense	116	109
Acquisition fair value adjustments	1,001	1,192
Total gross deferred tax liabilities	7,871	8,863
Net deferred tax asset	$21,495	$15,061
As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of $4.6 million gross which are available to offset future federal taxable income, if any, through 2020. Of this total net operating loss carryforward amount, $3.5 million is related to the Company's First Commons Bank transaction.
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
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2018 and 2017. The Company files U.S. federal and state income tax returns. As of December 31, 2018, the Company is subject to examination by the Massachusetts, Rhode Island and several other state tax authorities for tax years after December 31, 2014.
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

preferences, limitations and rights of the shares of each such series. As of December 31, 2018, there were no shares of preferred stock issued.
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
Common Stock Repurchases
On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company's common stock over a period of twelve months ending on January 31, 2017 (the "2016 Stock Repurchase Plan"). No shares were purchased under the 2016 Stock Repurchase Plan. On December 5, 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company’s common stock over a period of twelve months ending on December 31, 2019 (the “2018 Stock Repurchase Plan”). As of December 31, 2018, 725,583 shares of the Company’s common stock were repurchased under the 2018 Stock Repurchase Plan.  On January 30, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company’s common stock over a period of eleven months ending on December 31, 2019 (the “2019 Stock Repurchase Plan”).  There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company under the 2019 Stock Repurchase Plan. As of January 31, 2017, no shares of stock were repurchased under the 2016 Stock Repurchased Plan. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company.
Common Stock Issuance
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The liquidation account totaled $13.0 million (unaudited), $15.1 million (unaudited), and $15.2 million (unaudited) at
December 31, 2018, 2017 and 2016, respectively.
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
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such, must comply with the capital requirements of the FRB at the consolidated level. As member banks of the FRB, Brookline Bank, BankRI and First Ipswich are also required to comply with the regulatory capital requirement of the FRB.
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2018, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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
Beginning January 1, 2019, the Company and the Banks will have to maintain a capital conservation buffer composed of CET1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of December 31, 2018, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of December 31, 2018 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2018:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$745,103	11.94%	$280,818	4.50%	$436,828	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	765,089	10.58%	289,259	4.00%	289,259	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	765,089	12.26%	374,432	6.00%	530,445	8.50%	N/A	N/A
Total risk-based capital ratio (4)	899,563	14.42%	499,064	8.00%	655,022	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$495,798	12.06%	$184,999	4.50%	$287,777	7.00%	$267,221	6.50%
Tier 1 leverage capital ratio (2)	506,277	11.02%	183,767	4.00%	183,767	4.00%	229,708	5.00%
Tier 1 risk-based capital ratio (3)	506,277	12.32%	246,563	6.00%	349,298	8.50%	328,751	8.00%
Total risk-based capital ratio (4)	545,533	13.27%	328,882	8.00%	431,658	10.50%	411,102	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$209,670	11.37%	$82,983	4.50%	$129,084	7.00%	$119,864	6.50%
Tier 1 leverage capital ratio (2)	209,670	9.35%	89,698	4.00%	89,698	4.00%	112,123	5.00%
Tier 1 risk-based capital ratio (3)	209,670	11.37%	110,644	6.00%	156,745	8.50%	147,525	8.00%
Total risk-based capital ratio (4)	227,674	12.35%	147,481	8.00%	193,569	10.50%	184,351	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$39,655	13.91%	$12,829	4.50%	$19,956	7.00%	$18,530	6.50%
Tier 1 leverage capital ratio (2)	39,655	9.59%	16,540	4.00%	16,540	4.00%	20,675	5.00%
Tier 1 risk-based capital ratio (3)	39,655	13.91%	17,105	6.00%	24,232	8.50%	22,807	8.00%
Total risk-based capital ratio (4)	42,944	15.06%	22,812	8.00%	29,941	10.50%	28,515	10.00%
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
Notes to Consolidated Financial Statements (Continued)

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	31	19	21
Benefits paid	(31)	(19)	(21)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$1,534	$1,135	$1,188
Service cost	70	49	48
Interest cost	59	43	45
Estimated benefits paid	(31)	(19)	(21)
Actuarial loss (gain)	(142)	326	(125)
Benefit obligation at end of year	$1,490	$1,534	$1,135
Funded status at end of year	$1,490	$1,534	$1,135
Accumulated benefit obligation at end of year	$1,490	$1,534	$1,135
The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.5 million, $1.5 million, and $1.1 million as of December 31, 2018, 2017 and 2016, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Net periodic benefit expense:
Service cost	$70	$49	$48
Interest cost	59	43	45
Prior service credit	(21)	(21)	(21)
Actuarial gain	—	(47)	(42)
Net periodic benefit expense	$108	$24	$30
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	142	$(401)	$90
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$121	$(422)	$69

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 4.22% in 2018, 3.62% in 2017 and 4.15% in 2016. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $85 thousand.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2018 for plan participants below age 65 and for plan participants over age 65 was 3.1% and 2.4%, respectively. In 2017, the rate for plan participants below age 65 and for plan participants over age 65 was (14.7)% and 33.9%, respectively. The health care trend rates for 2017 and 2018 are based on actual changes in medical premium rates for those years. The rates to be used in 2019 through 2023 are expected to be in the range of 6.2% to 5.3% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2018
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$31	$(24)
Effect on the accumulated postretirement benefit obligation	316	(250)
401(k) Plan
The Company administers one 401(k) plan (the "Plan"), which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. In the Plan, the Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Contributions to the Plan are subject to certain limits based on federal tax laws. Expenses associated with the plans were $3.2 million in 2018, $2.6 million in 2017, and $2.8 million in 2016.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2018, 2017 and 2016 were $181.1 thousand, $128.5 thousand, and $91.8 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2018, 2017, and 2016 were $5.5 thousand, $80.2 thousand, and $154.8 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefit. As of December 31, 2018, there are 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. During 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2018, and 2017 was $0.5 million and $0.8 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2018 and 2017 were $12.1 million and $12.0 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 4.00% in the years 2018 and 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2018 and 2017, was $1.0 million and $1.3 million, respectively, and is eliminated in consolidation.
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
As of December 31, 2018 and 2017, the ESOP held 109,950 and 142,332 unallocated shares, respectively at an aggregate cost of $0.6 million and $0.7 million, respectively. The market value of such shares as of December 31, 2018 and 2017 was $1.5 million and $2.3 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.5 million in 2018, $0.5 million in 2017 and $0.4 million in 2016, based on the commitment to release to eligible employees 32,382 shares in 2018, 34,356 shares in 2017 and 36,372 shares in 2016.
Recognition and Retention Plans
As of December 31, 2018, the Company had two active recognition and retention plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
Total expense for the Plans was $2.5 million in 2018, $2.3 million in 2017 and $1.8 million in 2016, respectively. Total income tax benefits on vested awards was $1.2 million in 2018, $0.7 million in 2017, and $0.3 million in 2016. Dividends paid on unvested awards under the Plans, which are recognized as compensation expense, were $0.2 million in 2018, $0.1 million in 2017, and $0.1 million in 2016.
Activity under the recognition and retention plans was as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Recognition and Retention Plans:
Outstanding at December 31, 2017	455,283	$12.64
Granted	169,582	18.40
Vested	(195,660)	12.53
Forfeited / Canceled	(38,570)	12.48
Outstanding at December 31, 2018	390,635	$15.21
Unrecognized compensation cost			$3,735
Weighted average remaining recognition period (months)			22
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
No options were granted in 2018, 2017, or 2016. There was no expense for the stock option plans in 2018, 2017, and 2016. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2018, 2017 or 2016.
Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2017	50,000	$10.80
Granted	—	—
Exercised	(45,000)	10.90
Forfeited / Canceled	—	—
Outstanding at December 31, 2018	5,000	$9.90	$20	1.8
Exercisable at December 31, 2018	5,000	$9.90	$20	1.8
(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2018 and 2017.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017:

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSE debentures	$—	$181,079	$—	$181,079
GSE CMOs	—	103,130	—	103,130
GSE MBSs	—	165,089	—	165,089
SBA commercial loan asset-backed securities	—	51	—	51
Corporate debt obligations	—	39,708	—	39,708
U.S. Treasury bonds	—	13,736	—	13,736
Total investment securities available-for-sale	$—	$502,793	$—	$502,793
Equity securities held-for-trading	$3,235	$972	$—	$4,207
Loan level derivatives	—	22,013	—	22,013
Risk participation-out agreements	—	344	—	344
Foreign exchange contracts	—	131	—	131
Liabilities:
Loan level derivatives	$—	$22,013	$—	$22,013
Risk participation-in agreements	—	84	—	84
Foreign exchange contracts	—	123	—	123

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSE debentures	$—	$149,924	$—	$149,924
GSE CMOs	—	127,022	—	127,022
GSE MBSs	—	189,313	—	189,313
SBA commercial loan asset-backed securities	—	72	—	72
Corporate debt obligations	—	62,683	—	62,683
U.S. Treasury bonds	—	8,730	—	8,730
Trust preferred securities	—	1,398	—	1,398
Marketable equity securities	—	982	—	982
Total investment securities available-for-sale	$—	$540,124	$—	$540,124
Loan level derivatives	—	8,865	—	8,865
Risk participation-out agreements	—	65	—	65
Foreign exchange contracts	—	72	—	72
Liabilities:
Loan level derivatives	$—	$8,865	$—	$8,865
Risk participation-in agreements	—	10	—	10
Foreign exchange contracts	—	65	—	65
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. During the 3rd quarter of 2018, the Company re-designated all equity securities as held-for-trading and are included in levels 1 and 2. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2018 and December 31, 2017, no investment securities were valued using pricing models included in Level 3.
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
Equity Securities Held-for-Trading
As of December 31, 2017, the Company had marketable equity securities classified as available-for-sale which were re-designated in 2018 as equity securities held-for-trading. The fair value of equity securities held-for-trading is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services. The Company's equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
There are no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 and December 31, 2017.
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2018 or 2017.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 and 2017 are summarized below:

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$11,451	$11,451
OREO	—	—	3,054	3,054
Repossessed assets	—	965	—	965
Total assets measured at fair value on a non-recurring basis	$—	$965	$14,505	$15,470

	Carrying Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$21,195	$21,195
OREO	—	—	3,235	3,235
Repossessed assets	—	1,184	—	1,184
Total assets measured at fair value on a non-recurring basis	$—	$1,184	$24,430	$25,614
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

	Fair Value		Valuation Technique
	At December 31, 2018	At December 31, 2017
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$11,451	$18,091	Appraisal of collateral (1)
Other real estate owned	3,054	3,235	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2018
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,546	$49,601	$—	$49,601	$—
GSE MBSs	11,426	11,131	—	11,131	—
Municipal obligations	52,304	51,598	—	51,598	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	3,247	3,247	—	3,247	—
Loans and leases, net	6,244,824	6,154,704	—	—	6,154,704
Restricted equity securities	61,751	61,751	—	—	61,751
Financial liabilities:
Certificates of deposit	1,789,165	1,778,860	—	1,778,860	—
Borrowed funds	920,542	886,545	—	886,545	—
At December 31, 2017
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$41,612	$40,801	$—	$40,801	$—
GSE MBSs	13,923	13,705	—	13,705	—
Municipal obligations	53,695	53,517	—	53,517	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	2,628	2,628	—	2,628	—
Loans and leases, net	5,672,087	5,594,543	—	—	5,594,543
Restricted equity securities	59,369	59,369	—	—	59,369
Financial liabilities:
Certificates of deposit	1,207,470	1,198,201	—	1,198,201	—
Borrowed funds	1,020,819	995,335	—	995,335	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2018 and 2017 and Statements of Income for the years ended December 31, 2018, 2017 and 2016 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2018	2017
	(In Thousands)
ASSETS
Cash and due from banks	$33,663	$5,511
Short-term investments	33	32
Total cash and cash equivalents	33,696	5,543
Equity securities held-for-trading	3,235	—
ESOP loan to Brookline Bank	1,002	1,252
Intercompany loan to Brookline Bank	40,000	80,000
Restricted equity securities	101	100
Premises and equipment, net	4,318	6,032
Deferred tax asset	1,499	—
Investment in subsidiaries, at equity	864,798	753,056
Goodwill	35,267	35,267
Other assets	5,400	6,627
Total assets	$989,316	$887,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$83,433	$83,271
Deferred tax liability	—	608
Accrued expenses and other liabilities	5,743	168
Total liabilities	89,176	84,047

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 81,695,695 shares issued, respectively	852	817
Additional paid-in capital	755,629	699,976
Retained earnings, partially restricted	212,838	161,217
Accumulated other comprehensive loss	(9,460)	(5,950)
Treasury stock, at cost; 5,020,025 shares and 4,440,665 shares, respectively	(59,120)	(51,454)
Unallocated common stock held by ESOP; 109,950 shares and 142,332 shares, respectively	(599)	(776)
Total stockholders' equity	900,140	803,830
Total liabilities and stockholders' equity	$989,316	$887,877

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$—	$7,317	$109
Marketable and restricted equity securities	37	—	—
ESOP loan to Brookline Bank	98	120	141
Intercompany loan to Brookline Bank	1,722	532	—
Total interest and dividend income	1,857	7,969	250
Interest expense:
Borrowed funds	5,223	5,123	5,080
Net interest income	(3,366)	2,846	(4,830)
Non-interest income:
Gain on securities, net	71	—	—
Other	16	—	15
Total non-interest income	87	—	15
Non-interest expense:
Compensation and employee benefits	345	391	82
Occupancy	1,586	1,584	1,582
Equipment and data processing (1)	(798)	(1,011)	(1,190)
Directors' fees	417	453	700
Franchise taxes	321	180	180
Insurance	534	528	490
Professional services	364	470	245
Advertising and marketing	19	4	—
Merger and acquisition expense	452	411	—
Other (2)	(1,140)	(1,224)	(1,300)
Total non-interest expense	2,100	1,786	789
Loss before income taxes	(5,379)	1,060	(5,604)
Credit for income taxes	(1,976)	(1,944)	(1,779)
Loss before equity in undistributed income of subsidiaries	(3,403)	3,004	(3,825)
Equity in undistributed income of subsidiaries	86,465	47,514	56,187
Net income	$83,062	$50,518	$52,362
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2018, 2017 and 2016 from the intercompany allocation of expense that is eliminated in consolidation.

(2) The Parent Company received a net benefit in 2018, 2017 and 2016 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$83,062	$50,518	$52,362
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(86,465)	(47,514)	(56,187)
Depreciation of premises and equipment	3,073	2,856	2,735
Amortization of debt issuance costs	100	100	101
Equity securities held-for-trading	(3,235)	—	—
Other operating activities, net	(31,014)	(5,885)	30,895
Net cash (used for) provided from operating activities	(34,479)	75	29,906
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Pay down (issuance) of intercompany loan to Brookline Bank	40,000	(80,000)	—
Purchase of restricted equity securities	(1)	—	—
Purchase of premises and equipment	(1,359)	(1,942)	(641)
Net cash provided from (used for) investing activities	38,890	(81,692)	(391)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	81,943	—
Common stock issued for acquisition	55,183	—	—
Payment of dividends on common stock	(31,441)	(27,035)	(25,366)
Net cash provided from (used for) financing activities	23,742	54,908	(25,366)
Net increase (decrease) in cash and cash equivalents	28,153	(26,709)	4,149
Cash and cash equivalents at beginning of year	5,543	32,252	28,103
Cash and cash equivalents at end of year	$33,696	$5,543	$32,252
Supplemental disclosures of cash flow information:
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$292,025	$—	$—
Fair value of liabilities assumed	278,988	—	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(23) Quarterly Results of Operations (Unaudited)

	2018 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$83,544	$80,636	$78,074	$71,639
Interest expense	20,385	18,304	15,357	12,148
Net interest income	63,159	62,332	62,717	59,491
Provision for credit losses	123	2,717	1,470	641
Net interest income after provision for credit losses	63,036	59,615	61,247	58,850
Loan level derivative income, net	1,811	2,192	571	866
(Loss) gain on investment securities, net	(692)	(243)	—	1,162
Gain on sales of loans and leases held-for-sale	327	535	722	299
Other non-interest income	5,015	4,585	4,233	3,841
Amortization of identified intangible assets	(537)	(537)	(539)	(467)
Other non-interest expense	(39,745)	(36,773)	(37,163)	(39,471)
Income before provision for income taxes	29,215	29,374	29,071	25,080
Provision for income taxes	7,055	6,140	7,342	5,652
Net income before noncontrolling interest in subsidiary	22,160	23,234	21,729	19,428
Less net income attributable to noncontrolling interest in subsidiary	1,022	774	898	795
Net income attributable to Brookline Bancorp, Inc.	$21,138	$22,460	$20,831	$18,633
Earnings per share:
Basic	$0.26	$0.28	$0.26	$0.24
Diluted	0.26	0.28	0.26	0.24
Average common shares outstanding:
Basic	80,258,489	80,315,050	80,184,977	77,879,593
Diluted	80,407,558	80,515,467	80,505,614	78,167,800
Common stock price:
High	$16.97	$19.05	$19.25	$17.05
Low	12.86	16.70	15.90	15.60
Dividends per share	$0.105	$0.100	$0.100	$0.090

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2017 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$68,337	$67,176	$65,186	$62,351
Interest expense	10,680	10,333	9,603	9,253
Net interest income	57,657	56,843	55,583	53,098
Provision for credit losses	1,802	2,911	873	13,402
Net interest income after provision for credit losses	55,855	53,932	54,710	39,696
Loan level derivative income, net	755	844	186	402
Gain on sales of investment securities, net	—	—	—	11,393
Gain on sales of loans and leases held-for-sale	935	1,049	307	353
Other non-interest income	4,125	4,080	3,984	3,760
Amortization of identified intangible assets	(519)	(519)	(519)	(532)
Other non-interest expense	(34,633)	(34,889)	(34,276)	(33,224)
Income before provision for income taxes	26,518	24,497	24,392	21,848
Provision for income taxes	18,712	8,330	8,759	7,835
Net income before noncontrolling interest in subsidiary	7,806	16,167	15,633	14,013
Less net income attributable to noncontrolling interest in subsidiary	979	801	753	568
Net income attributable to Brookline Bancorp, Inc.	$6,827	$15,366	$14,880	$13,445
Earnings per share:
Basic	$0.09	$0.20	$0.20	$0.19
Diluted	0.09	0.20	0.20	0.19
Average common shares outstanding:
Basic	76,583,712	76,452,539	74,325,013	70,386,766
Diluted	76,868,307	76,961,948	74,810,088	70,844,096
Common stock price:
High	$16.35	$15.50	$15.95	$16.75
Low	14.50	13.75	13.75	14.50
Dividends per share	$0.09	$0.09	$0.09	$0.09
(24) Revenue from Contracts with Customers
Overview
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Accounting Policy Updates
The Company adopted Topic 606, “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Company has modified its accounting policy for revenue recognition as detailed in this Note.
As discussed in Note 1, the Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the twelve months ended December 31, 2018, as a result of adopting Topic 606.
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
(25) Subsequent Events
Eastern Funding, LLC Acquisition
As of December 31, 2018, Brookline Bank, a wholly-owned subsidiary of the Company, held an 84.07 percent ownership interest in its subsidiary, Eastern Funding. As previously announced, on January 4, 2019, Brookline Bank completed the purchase of the remaining 15.93 percent interest in Eastern Funding for a total cash consideration of $35.9 million.
On January 30, 2019, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock over a period of eleven months ending December 31, 2019.
The Company has evaluated subsequent events other than the matters described above and through the date of issuance.