Form 10-Q
period 2019-03-31
BROOKLINE BANCORP INC
filed 2019-05-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BRKL	Nasdaq Global Select Market

At May 8, 2019, the number of shares of common stock, par value $0.01 per share, outstanding was 79,774,286.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2019	At December 31, 2018
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$51,276	$47,542
Short-term investments	61,063	42,042
Total cash and cash equivalents	112,339	89,584
Investment securities available-for-sale	489,020	502,793
Investment securities held-to-maturity (fair value of $113,089 and $112,830, respectively)	113,694	114,776
Equity securities held-for-trading	4,341	4,207
Total investment securities	607,055	621,776
Loans held-for-sale	869	3,247
Loans and leases:
Commercial real estate loans	3,410,468	3,351,736
Commercial loans and leases	1,786,582	1,768,958
Consumer loans	1,191,147	1,182,822
Total loans and leases	6,388,197	6,303,516
Allowance for loan and lease losses	(58,041)	(58,692)
Net loans and leases	6,330,156	6,244,824
Restricted equity securities	54,192	61,751
Premises and equipment, net of accumulated depreciation of $71,831 and $70,140, respectively	75,520	76,382
Right-of-use asset operating leases	26,205	—
Deferred tax asset	27,084	21,495
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $36,220 and $35,818, respectively	5,684	6,086
Other real estate owned ("OREO") and repossessed assets, net	3,912	4,019
Other assets	115,687	103,214
Total assets	$7,519,130	$7,392,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,011,031	$1,033,551
Interest-bearing deposits:
NOW accounts	369,896	336,317
Savings accounts	625,770	619,961
Money market accounts	1,706,708	1,675,050
Certificate of deposit accounts	1,907,228	1,789,165
Total interest-bearing deposits	4,609,602	4,420,493
Total deposits	5,620,633	5,454,044
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	730,018	784,375
Subordinated debentures and notes	83,472	83,433
Other borrowed funds	52,515	52,734
Total borrowed funds	866,005	920,542
Operating lease liabilities	26,205	—
Mortgagors' escrow accounts	7,517	7,426
Accrued expenses and other liabilities	98,198	100,174
Total liabilities	6,618,558	6,482,186

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,872	755,629
Retained earnings, partially restricted	226,929	212,838
Accumulated other comprehensive loss	(4,393)	(9,460)
Treasury stock, at cost; 5,020,025 shares and 5,020,025 shares, respectively	(59,121)	(59,120)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 104,079 shares and 109,950 shares, respectively	(567)	(599)
Total Brookline Bancorp, Inc. stockholders' equity	900,572	900,140
Noncontrolling interest in subsidiary	—	10,479
Total stockholders' equity	900,572	910,619
Total liabilities and stockholders' equity	$7,519,130	$7,392,805

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2019	2018
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$80,672	$67,272
Debt securities	3,236	3,323
Marketable and restricted equity securities	911	924
Short-term investments	267	120
Total interest and dividend income	85,086	71,639
Interest expense:
Deposits	15,948	7,099
Borrowed funds	6,139	5,049
Total interest expense	22,087	12,148
Net interest income	62,999	59,491
Provision for credit losses	1,353	641
Net interest income after provision for credit losses	61,646	58,850
Non-interest income:
Deposit fees	2,523	2,463
Loan fees	413	290
Loan level derivative income, net	1,745	866
Gain on investment securities, net	134	1,162
Gain on sales of loans and leases held-for-sale	289	299
Other	1,526	1,088
Total non-interest income	6,630	6,168
Non-interest expense:
Compensation and employee benefits	23,743	22,314
Occupancy	3,947	3,959
Equipment and data processing	4,661	4,618
Professional services	1,076	1,144
FDIC insurance	593	635
Advertising and marketing	1,069	1,057
Amortization of identified intangible assets	402	467
Merger and acquisition expense	—	2,905
Other	3,380	2,839
Total non-interest expense	38,871	39,938
Income before provision for income taxes	29,405	25,080
Provision for income taxes	6,895	5,652
Net income before noncontrolling interest in subsidiary	22,510	19,428
Less: net income attributable to noncontrolling interest in subsidiary	43	795
Net income attributable to Brookline Bancorp, Inc.	$22,467	$18,633
Earnings per common share:
Basic	$0.28	$0.24
Diluted	0.28	0.24
Weighted average common shares outstanding during the year:
Basic	79,658,583	77,879,593
Diluted	79,843,578	78,167,800
Dividends paid per common share	$0.105	$0.090

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$22,510	$19,428

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	6,500	(7,401)
Income tax (benefit) expense	(1,433)	1,632
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	5,067	(5,769)
Less reclassification adjustments for securities gains included in net income:
Loss on sales of securities, net	—	(68)
Income tax benefit	—	15
Net reclassification adjustments for securities gains included in net income	—	(53)
Net unrealized securities holding (losses) gains	5,067	(5,716)

Comprehensive income	27,577	13,712
Less: Net income attributable to noncontrolling interest in subsidiary	43	795
Comprehensive income attributable to Brookline Bancorp, Inc.	$27,534	$12,917

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	22,467	—	—	—	22,467	—	22,467
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—		5,067	—	—	5,067	—	5,067
Common stock dividends of $0.105 per share	—	—	(8,376)	—	—	—	(8,376)	—	(8,376)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,697)	—	—	—	—	(18,697)	(10,522)	(29,219)
Compensation under recognition and retention plan	—	814	—	—	(1)	—	813	—	813
Common stock held by ESOP committed to be released (5,871 shares)	—	56	—	—	—	32	88	—	88
Balance at March 31, 2019	$852	$736,872	$226,929	$(4,393)	$(59,121)	$(567)	$900,572	$—	$900,572

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	18,633	—	—	—	18,633	—	18,633
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	795	795
Common stock issued for acquisition	35	55,146	—	—	—	—	55,181	—	55,181
Issuance of noncontrolling interest	—	—	—	—	—	—	—	129	129
Other comprehensive income	—	—		(5,716)	—	—	(5,716)	—	(5,716)
Common stock dividends of $0.09 per share	—	—	(6,916)	—	—	—	(6,916)	—	(6,916)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(708)	(708)
Compensation under recognition and retention plans	—	633	—	—	—	—	633	—	633
Common stock held by ESOP committed to be released (8,094 shares)	—	88	—	—	—	44	132	—	132
Balance at March 31, 2018	$852	$755,843	$172,934	$(11,666)	$(51,454)	$(732)	$865,777	$8,969	$874,746

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$22,467	$18,633
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	43	795
Provision for credit losses	1,353	641
Origination of loans and leases held-for-sale	(5,511)	(7,198)
Proceeds from sales of loans and leases held-for-sale, net	8,109	9,362
Deferred income tax benefit	(390)	(2,520)
Depreciation of premises and equipment	1,782	1,801
Amortization of investment securities premiums and discounts, net	445	507
Amortization of deferred loan and lease origination costs, net	1,782	1,625
Amortization of identified intangible assets	402	467
Amortization of debt issuance costs	25	25
(Accretion) amortization of acquisition fair value adjustments, net	(704)	1,185
Gain on sales of investment securities, net	(134)	(1,162)
Gain on sales of loans and leases held-for-sale	(289)	(299)
Write-down of OREO and other repossessed assets	49	197
Compensation under recognition and retention plans	861	682
ESOP shares committed to be released	88	132
Cash surrender value of bank-owned life insurance	(254)	(254)
Other assets	(12,219)	(1,397)
Accrued expenses and other liabilities	(1,926)	6,143
Net cash provided from operating activities	15,979	29,365

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	1,470
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	19,935	21,632
Purchases of investment securities available-for-sale	—	(49,108)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	1,475	1,158
Purchases of investment securities held-to-maturity	(500)	(8,915)
Proceeds from redemption/sales of restricted equity securities	7,958	1,230
Purchase of restricted equity securities	(399)	(6,795)
Proceeds from sales of loans and leases held-for-investment, net	3,408	285
Net increase in loans and leases	(92,280)	(386,752)
Acquisitions, net of cash and cash equivalents acquired	—	(25,126)
Purchase of premises and equipment, net	(961)	(1,827)
Proceeds from sales of OREO and other repossessed assets	563	853
Net cash used for investing activities	(60,801)	(451,895)
		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	48,526	165,925
Increase in certificates of deposit	118,694	153,091
Proceeds from FHLBB advances	1,621,000	3,250,390
Repayment of FHLBB advances	(1,675,357)	(3,157,766)
(Decrease) in other borrowed funds, net	(219)	(14,054)
Increase in mortgagors' escrow accounts, net	91	709
Proceeds from issuance of common stock	(1)	—
Common stock issued for acquisition	—	55,181
Payment of dividends on common stock	(8,376)	(6,916)
Redemption of noncontrolling interest in subsidiary	(35,851)	—
Proceeds from issuance of noncontrolling units	—	129
Payment of dividends to owners of noncontrolling interest in subsidiary	(930)	(708)
Net cash provided from financing activities	67,577	445,981
Net increase in cash and cash equivalents	22,755	23,451
Cash and cash equivalents at beginning of period	89,584	61,005
Cash and cash equivalents at end of period	$112,339	$84,456

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$23,230	$12,880
Income taxes	8,774	928
Non-cash investing activities:
Transfer from loans to other real estate owned	505	594
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$292,025
Fair value of liabilities assumed	—	278,988

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
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. ("LSC") and Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area with 2 additional lending offices. As of December 31, 2018, Brookline Bank, a wholly-owned subsidiary of the Company, held an 84.07 percent ownership interest its subsidiary, Eastern Funding. As previously announced, on January 4, 2019, Brookline Bank completed the purchase of the remaining 15.93 percent interest in Eastern Funding for a total cash consideration of $35.9 million. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 6 full-service banking offices on the north shore of eastern Massachusetts.
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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of Management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
(2) Recent Accounting Pronouncements
In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to improve the Codifications or correct any unintended application.  Codification improvements to Update 2016-13 (Topic 326) will be effective on the same date as requirements in 2016-13.  Codification improvements to Update 2017-12 (Topic 815) will be effective as of the beginning of the first annual period beginning after the issuance date and Update 2016-01 (Topic 825) will be effective for fiscal years beginning after December 15, 2019.  Management believes that this ASU does apply and has not determined the impact, if any, as of March 31, 2019.
In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting.  Subsequently, the FASB has issued ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 to update provisions to ASU 2016-02.  The company has adopted all of the above mentioned ASU's regarding leases as of January 1, 2019.  The standard had a material impact on our consolidated balance sheet by recognizing right-of-use asset operating leases and operating lease liabilities on the balance sheet.  However, there was no impact on our consolidated income statement as the timing of the expense recognition has not changed.  Additional details can be found in Note 12.
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), to add additional guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. Management is still determining the impact of this ASU, if any, as of March 31, 2019.
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of March 31, 2019.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of March 31, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. In November 2018, FASB issued ASU 2018-19 to clarify that operating lease receivables are not in scope of the credit losses standard. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of March 31, 2019. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team, has developed an approach for implementation and has selected a third party software service provider. The project team is in the testing phase of the third party software.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(3) Investment Securities
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$183,607	$640	$1,402	$182,845
GSE CMOs	103,113	20	3,015	100,118
GSE MBSs	161,809	300	2,337	159,772
SBA commercial loan asset-backed securities	43	—	—	43
Corporate debt obligations	32,584	48	277	32,355
U.S. Treasury bonds	13,822	111	46	13,887
Total investment securities available-for-sale	$494,978	$1,119	$7,077	$489,020
Investment securities held-to-maturity:
GSE debentures	$50,551	$70	$481	$50,140
GSEs MBSs	11,080	—	238	10,842
Municipal obligations	51,563	201	157	51,607
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$113,694	$271	$876	$113,089
Equity securities held-for-trading				$4,341

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,072	$99	$3,092	$181,079
GSE CMOs	107,363	17	4,250	103,130
GSE MBSs	169,334	124	4,369	165,089
SBA commercial loan asset-backed securities	51	—	—	51
Corporate debt obligations	40,618	—	910	39,708
U.S. Treasury bonds	13,812	65	141	13,736
Total investment securities available-for-sale	$515,250	$305	$12,762	$502,793
Investment securities held-to-maturity:
GSE debentures	$50,546	$22	$967	$49,601
GSEs MBSs	11,426	—	295	11,131
Municipal obligations	52,304	10	716	51,598
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$114,776	$32	$1,978	$112,830
Equity securities held-for-trading				$4,207
As of March 31, 2019, the fair value of all investment securities available-for-sale was $489.0 million, with net unrealized losses of $6.0 million, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of March 31, 2019, $406.9 million, or 83.2% of the portfolio, had gross unrealized losses of $7.1 million, compared to $466.7 million, or 92.8% of the portfolio, with gross unrealized losses of $12.8 million as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

As of March 31, 2019, the fair value of all investment securities held-to-maturity was $113.1 million, with net unrealized losses of $0.6 million, compared to a fair value of $112.8 million with net unrealized losses of $1.9 million as of December 31, 2018. As of March 31, 2019, $80.8 million, or 71.5% of the portfolio, had gross unrealized losses of $0.9 million. As of December 31, 2018, $102.1 million, or 90.5% of the portfolio had gross unrealized losses of $2.0 million.
As of March 31, 2019, the Company reported a fair value of $4.3 million of equity securities held-for-trading. As of December 31, 2018, the Company reported a fair value of $4.2 million of equity securities held-for-trading.
Investment Securities as Collateral
As of March 31, 2019 and December 31, 2018, respectively, $420.8 million and $442.5 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2019 and December 31, 2018.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of March 31, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$—	$—	$140,316	$1,402	$140,316	$1,402
GSE CMOs	—	—	99,635	3,015	99,635	3,015
GSE MBSs	—	—	135,892	2,337	135,892	2,337
SBA commercial loan asset-backed securities	—	—	43	—	43	—
Corporate debt obligations	—	—	26,189	277	26,189	277
U.S. Treasury bonds	—	—	4,819	46	4,819	46
Temporarily impaired investment securities available-for-sale	—	—	406,894	7,077	406,894	7,077
Investment securities held-to-maturity:
GSE debentures	—	—	41,141	481	41,141	481
GSEs MBSs	—	—	10,756	238	10,756	238
Municipal obligations	1,444	2	27,507	155	28,951	157
Temporarily impaired investment securities held-to-maturity	1,444	2	79,404	874	80,848	876
Total temporarily impaired investment securities	$1,444	$2	$486,298	$7,951	$487,742	$7,953

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$25,780	$191	$130,284	$2,901	$156,064	$3,092
GSE CMOs	—	—	102,630	4,250	102,630	4,250
GSE MBSs	21,487	113	138,051	4,256	159,538	4,369
SBA commercial loan asset-backed securities	—	—	51	—	51	—
Corporate debt obligations	10,019	93	29,689	817	39,708	910
U.S. Treasury bonds	3,927	37	4,753	104	8,680	141
Temporarily impaired investment securities available-for-sale	61,213	434	405,458	12,328	466,671	12,762
Investment securities held-to-maturity:
GSE debentures	—	—	40,653	967	40,653	967
GSEs MBSs	—	—	11,080	295	11,080	295
Municipal obligations	14,813	107	35,058	609	49,871	716
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	14,813	107	87,291	1,871	102,104	1,978
Total temporarily impaired investment securities	$76,026	$541	$492,749	$14,199	$568,775	$14,740
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of March 31, 2019. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of March 31, 2019. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of March 31, 2019, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $19.7 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $20.6 million as of December 31, 2018.
As of March 31, 2019, the Company owned 60 GSE debentures with a total fair value of $182.8 million, and a net unrealized loss of $0.8 million. As of December 31, 2018, the Company held 60 GSE debentures with a total fair value of $181.1 million, with a net unrealized loss of $3.0 million. As of March 31, 2019, 46 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2019, the Company did not purchase any GSE debentures. This compares to $33.9 million purchased during the same period in 2018.
As of March 31, 2019, the Company owned 61 GSE CMOs with a total fair value of $100.1 million and a net unrealized loss of $3.0 million. As of December 31, 2018, the Company held 61 GSE CMOs with a total fair value of $103.1 million with a net unrealized loss of $4.2 million. As of March 31, 2019, 46 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2019 and 2018, the Company did not purchase any GSE CMOs.
As of March 31, 2019, the Company owned 160 GSE MBSs with a total fair value of $159.8 million and a net unrealized loss of $2.0 million. As of December 31, 2018, the Company held 165 GSE MBSs with a total fair value of $165.1 million with a net unrealized loss of $4.2 million. As of March 31, 2019, 83 of the 160 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 93 of the 165 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2019, the Company did not purchase any GSE MBSs. This compares to $15.2 million purchased during the same period in 2018.
SBA Commercial Loan Asset-Backed
As of March 31, 2019, the Company owned 4 SBA securities with a total fair value of $43.0 thousand, which approximated amortized cost. As of December 31, 2018, the Company owned 4 SBA securities with a total fair value of $51.0 thousand, which approximated amortized cost. As of March 31, 2019 and December 31, 2018, all 4 of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the three months ended March 31, 2019 and 2018, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2019, the Company held 10 corporate obligation securities with a total fair value of $32.4 million and a net unrealized loss of $0.2 million. As of December 31, 2018, the Company held 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized loss of $0.9 million. As of March 31, 2019, 7 of the 10 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all 11 of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2019 and 2018, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2019, the Company owned 3 U.S. Treasury bonds with a total fair value of $13.9 million and an unrealized loss of $0.1 million. This compares to 3 U.S. Treasury bonds with a total fair value of $13.7 million and an unrealized loss of $0.1 million as of December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company did not purchase any U.S. Treasury bonds.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of March 31, 2019 and December 31, 2018, the Company owned 3 equity securities held-for-trading with a fair value of $4.3 million and $4.2 million, respectively.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at March 31, 2019. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of March 31, 2019, the Company owned 17 GSE debentures with a total fair value of $50.1 million and a net unrealized loss of $0.4 million. As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and an unrealized loss of $0.9 million. As of March 31, 2019 and December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2019, the Company did not purchase any GSE debentures as compared to the same period in 2018, when the Company purchased a total of $8.9 million in GSE debentures.
As of March 31, 2019, the Company owned 11 GSE MBSs with a total fair value of $10.8 million and an unrealized loss of $0.2 million. As of December 31, 2018, the Company owned 11 GSE MBSs with a total fair value of $11.1 million and an unrealized loss of $0.3 million. As of March 31, 2019 and December 31, 2018, 8 of the 11 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2019 and 2018, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of March 31, 2019, the Company owned 97 municipal obligation securities with a total fair value of $51.6 million and a net unrealized loss of $44 thousand. As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value of $51.6 million and an unrealized loss of $0.7 million. As of March 31, 2019, 53 of the 97 securities in this portfolio were in an unrealized loss position as compared to December 31, 2018, when 94 of the 98 securities were in an unrealized loss position. During the three months ended March 31, 2019 and 2018, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of March 31, 2019 and December 31, 2018, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2019 and December 31, 2018 respectively, the security was in an unrealized loss position. During the three months ended March 31, 2019 the Company repurchased the foreign government obligation that had matured as compared to the same period in 2018, when the Company did not purchase any foreign government obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2019			At December 31, 2018
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$4,033	$4,021	2.14%	$12,041	$12,007	2.03%
After 1 year through 5 years	199,200	198,209	2.13%	195,701	192,692	2.14%
After 5 years through 10 years	106,738	105,701	2.20%	115,665	112,819	2.18%
Over 10 years	185,007	181,089	2.16%	191,843	185,275	2.17%
	$494,978	$489,020	2.16%	$515,250	$502,793	2.16%
Investment securities held-to-maturity:
Within 1 year	$7,123	$7,117	1.00%	$7,640	$7,618	1.17%
After 1 year through 5 years	75,544	75,185	1.90%	72,735	71,492	1.84%
After 5 years through 10 years	20,032	20,031	2.08%	23,025	22,640	2.20%
Over 10 years	10,995	10,756	2.03%	11,376	11,080	2.13%
	$113,694	$113,089	1.89%	$114,776	$112,830	1.89%
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
As of March 31, 2019, issuers of debt securities with an estimated fair value of $19.5 million had the right to call or prepay the obligations. Of the $19.5 million, approximately $8.5 million matures in 1 - 5 years, $11.0 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2018, issuers of debt securities with an estimated fair value of approximately $19.1 million had the right to call or prepay the obligations. Of the $19.1 million, $8.4 million matures in 1-5 years, $10.7 million matures in 6-10 years, and none mature after ten years.
Security Sales
On February 3, 2017, the Company, through BSC, received $319 in cash and 14.876 shares of Community Bank Systems, Inc. (“CBU”) common stock in exchange for each of the 9,721 shares of Northeast Retirement Services, Inc. (“NRS”) stock held by BSC. The exchange was completed in accordance with the merger agreement entered into between NRS and CBU. As part of the merger agreement, the Company was restricted to selling 5,071 shares of CBU per day in the open market. During the quarter ended March 31, 2017, the Company completed the sale of all the CBU shares acquired in the merger. When securities were sold, the adjusted cost of the specific security sold was used to compute the gain or loss on the sale.
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
There were no securities sold during the three months ended March 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Sales of investment and restricted equity securities are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In Thousands)
Proceeds from sale of trust preferred, marketable and restricted equity securities	$—	$2,700

Gross gains from securities sales	—	1,230
Gross losses from securities sales	—	(68)
Gain on sales of securities, net	$—	$1,162
(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2019
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,244,088	4.66%	$111,419	4.65%	$2,355,507	4.66%
Multi-family mortgage	808,583	4.56%	47,120	4.57%	855,703	4.56%
Construction	180,775	5.61%	18,483	6.74%	199,258	5.72%
Total commercial real estate loans	3,233,446	4.69%	177,022	4.85%	3,410,468	4.70%
Commercial loans and leases:
Commercial	719,992	5.01%	21,585	5.30%	741,577	5.02%
Equipment financing	993,138	7.69%	2,725	5.98%	995,863	7.68%
Condominium association	49,142	4.78%	—	—%	49,142	4.78%
Total commercial loans and leases	1,762,272	6.51%	24,310	5.38%	1,786,582	6.50%
Consumer loans:
Residential mortgage	649,491	4.14%	126,087	4.50%	775,578	4.20%
Home equity	333,474	5.13%	42,652	5.44%	376,126	5.16%
Other consumer	39,337	5.20%	106	17.80%	39,443	5.23%
Total consumer loans	1,022,302	4.50%	168,845	4.75%	1,191,147	4.54%
Total loans and leases	$6,018,020	5.19%	$370,177	4.84%	$6,388,197	5.17%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,208,904	4.61%	$121,821	4.62%	$2,330,725	4.61%
Multi-family mortgage	799,813	4.51%	47,898	4.58%	847,711	4.51%
Construction	151,138	5.62%	22,162	6.74%	173,300	5.76%
Total commercial real estate loans	3,159,855	4.63%	191,881	4.85%	3,351,736	4.64%
Commercial loans and leases:
Commercial	712,630	4.96%	23,788	5.39%	736,418	4.97%
Equipment financing	978,840	7.61%	3,249	5.97%	982,089	7.60%
Condominium association	50,451	4.70%	—	—%	50,451	4.70%
Total commercial loans and leases	1,741,921	6.44%	27,037	5.46%	1,768,958	6.43%
Consumer loans:
Residential mortgage	653,059	4.09%	129,909	4.45%	782,968	4.15%
Home equity	331,014	5.05%	45,470	5.39%	376,484	5.09%
Other consumer	23,260	5.55%	110	17.81%	23,370	5.61%
Total consumer loans	1,007,333	4.44%	175,489	4.70%	1,182,822	4.48%
Total loans and leases	$5,909,109	5.13%	$394,407	4.83%	$6,303,516	5.11%
The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.7 million and $15.6 million as of March 31, 2019 and December 31, 2018, respectively.
The Banks and subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.6% of which is in the greater New York and New Jersey metropolitan area and 73.4% of which is in other areas in the United States of America as of March 31, 2019.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Balance at beginning of period	$7,905	$10,522
Accretion	(800)	(1,185)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	61	316
Balance at end of period	$7,166	$9,653
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended March 31, 2019 and 2018, accretable yield adjustments totaling $61 thousand and $316 thousand, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Loans and Leases Pledged as Collateral
As of March 31, 2019 and December 31, 2018, there were $3.0 billion of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2019 and December 31, 2018.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(2,512)	(30)	(2,542)
Recoveries	—	388	53	441
Provision for loan and lease losses	162	1,081	207	1,450
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041

	Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(3)	(733)	(56)	(792)
Recoveries	—	201	86	287
Provision for loan and lease losses	252	451	(76)	627
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714
The liability for unfunded credit commitments, which is included in other liabilities, was $1.8 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2019 and 2018.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$162	$252
Commercial	1,081	451
Consumer	207	(76)
Total provision for loan and lease losses	1,450	627
Unfunded credit commitments	(97)	14
Total provision for credit losses	$1,353	$641

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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
As of March 31, 2019, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses incurred in the Company’s loan portfolios.
As of March 31, 2019, the Company had a portfolio of approximately $12.0 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2018, this portfolio was approximately $13.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $20 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts.
As of March 31, 2019, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.5 million of which $1.0 million were specific reserves and $0.5 million was a general reserve. As of December 31, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $2.5 million of which $1.9 million were specific reserves and $0.6 million was a general reserve. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to charge-offs in the taxi medallion portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The total TDRs secured by taxi medallions decreased by $1.3 million from $3.7 million at December 31, 2018 to $2.4 million at March 31, 2019. The total loans and leases secured by taxi medallions that were placed on nonaccrual decreased by $1.3 million to $2.4 million at March 31, 2019 from $3.7 million at December 31, 2018 due to the charge-offs of non-accruing taxi medallion relationships. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.
The general allowance for loan and lease losses was $55.6 million as of both March 31, 2019 and December 31, 2018. The specific allowance for loan and lease losses was $2.4 million as of March 31, 2019, compared to $3.1 million as of December 31, 2018. The specific allowance decreased by $0.7 million during the three months ended March 31, 2019 primarily due to charge-offs on loans collateralized by taxi medallions.
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
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of March 31, 2019, by credit quality indicator.

	At March 31, 2019
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,236,474	$808,482	$175,793	$687,253	$982,468	$48,918	$39,334	$4,978,722
OAEM	4,140	—	—	10,139	39	—	—	14,318
Substandard	3,474	101	4,982	22,483	8,287	224	3	39,554
Doubtful	—	—	—	117	2,344	—	—	2,461
Total originated	2,244,088	808,583	180,775	719,992	993,138	49,142	39,337	5,035,055

Acquired:
Loan rating:
Pass	100,218	47,084	18,483	20,855	2,717	—	106	189,463
OAEM	2,163	—	—	405	—	—	—	2,568
Substandard	9,038	36	—	325	8	—	—	9,407
Total acquired	111,419	47,120	18,483	21,585	2,725	—	106	201,438

Total loans	$2,355,507	$855,703	$199,258	$741,577	$995,863	$49,142	$39,443	$5,236,493
As of March 31, 2019, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2019
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$176,376	22.7%	$138,732	36.9%
50% - 69%	281,204	36.3%	84,592	22.5%
70% - 79%	175,560	22.6%	77,971	20.7%
80% and over	16,239	2.1%	32,154	8.5%
Data not available*	112	—%	25	—%
Total originated	649,491	83.7%	333,474	88.6%

Acquired:
Loan-to-value ratio:
Less than 50%	37,617	4.9%	21,914	5.8%
50%—69%	52,628	6.7%	10,046	2.7%
70%—79%	23,360	3.0%	984	0.3%
80% and over	6,612	0.9%	4,749	1.3%
Data not available*	5,870	0.8%	4,959	1.3%
Total acquired	126,087	16.3%	42,652	11.4%

Total loans	$775,578	100.0%	$376,126	100.0%
_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present the recorded investment in loans in each class as of December 31, 2018, by credit quality indicator.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$171,523	21.9%	$142,534	37.9%
50%—69%	287,337	36.7%	84,423	22.4%
70%—79%	173,870	22.2%	73,898	19.6%
80% and over	19,030	2.4%	30,129	8.0%
Data not available*	1,299	0.2%	30	—%
Total originated	653,059	83.4%	331,014	87.9%

Acquired:
Loan-to-value ratio:
Less than 50%	36,752	4.6%	24,705	6.6%
50%—69%	53,788	6.9%	10,353	2.7%
70%—79%	26,510	3.4%	1,000	0.3%
80% and over	6,701	0.9%	4,348	1.2%
Data not available*	6,158	0.8%	5,064	1.3%
Total acquired	129,909	16.6%	45,470	12.1%

Total loans	$782,968	100.0%	$376,484	100.0%
_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At March 31, 2019	At December 31, 2018
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$629	$629
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,063	$121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,898	$839	$2,584	$5,321	$2,238,767	$2,244,088	$600	$2,781
Multi-family mortgage	887	7,568	—	8,455	800,128	808,583	—	101
Construction	—	—	396	396	180,379	180,775	—	396
Total commercial real estate loans	2,785	8,407	2,980	14,172	3,219,274	3,233,446	600	3,278
Commercial loans and leases:
Commercial	2,086	6,515	4,353	12,954	707,038	719,992	296	5,525
Equipment financing	3,026	1,919	6,350	11,295	981,843	993,138	53	10,253
Condominium association	139	—	—	139	49,003	49,142	—	224
Total commercial loans and leases	5,251	8,434	10,703	24,388	1,737,884	1,762,272	349	16,002
Consumer loans:
Residential mortgage	11,359	784	779	12,922	636,569	649,491	—	1,902
Home equity	219	26	82	327	333,147	333,474	2	198
Other consumer	30	3	7	40	39,297	39,337	—	8
Total consumer loans	11,608	813	868	13,289	1,009,013	1,022,302	2	2,108
Total originated loans and leases	$19,644	$17,654	$14,551	$51,849	$5,966,171	$6,018,020	$951	$21,388

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$74	$8,864	$8,938	$102,481	$111,419	$8,794	$108
Multi-family mortgage	—	—	—	—	47,120	47,120	—	—
Construction	—	2,587	4,811	7,398	11,085	18,483	4,811	—
Total commercial real estate loans	—	2,661	13,675	16,336	160,686	177,022	13,605	108
Commercial loans and leases:
Commercial	44	—	314	358	21,227	21,585	111	203
Equipment financing	—	—	8	8	2,717	2,725	8	—
Total commercial loans and leases	44	—	322	366	23,944	24,310	119	203
Consumer loans:
Residential mortgage	341	845	2,085	3,271	122,816	126,087	2,085	286
Home equity	148	86	267	501	42,151	42,652	40	824
Other consumer	3	—	—	3	103	106	—	—
Total consumer loans	492	931	2,352	3,775	165,070	168,845	2,125	1,110
Total acquired loans and leases	$536	$3,592	$16,349	$20,477	$349,700	$370,177	$15,849	$1,421

Total loans and leases	$20,180	$21,246	$30,900	$72,326	$6,315,871	$6,388,197	$16,800	$22,809

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$5,139	$896	$2,962	$8,997	$2,199,907	$2,208,904	$277	$3,806
Multi-family mortgage	893	—	145	1,038	798,775	799,813	—	330
Construction	297	—	396	693	150,445	151,138	—	396
Total commercial real estate loans	6,329	896	3,503	10,728	3,149,127	3,159,855	277	4,532
Commercial loans and leases:
Commercial	2,021	582	6,244	8,847	703,783	712,630	1,962	6,421
Equipment financing	2,509	650	5,685	8,844	969,996	978,840	12	9,500
Condominium association	320	—	—	320	50,131	50,451	—	265
Total commercial loans and leases	4,850	1,232	11,929	18,011	1,723,910	1,741,921	1,974	16,186
Consumer loans:
Residential mortgage	400	—	1,597	1,997	651,062	653,059	—	1,842
Home equity	761	25	183	969	330,045	331,014	1	191
Other consumer	51	18	15	84	23,176	23,260	—	17
Total consumer loans	1,212	43	1,795	3,050	1,004,283	1,007,333	1	2,050
Total originated loans and leases	$12,391	$2,171	$17,227	$31,789	$5,877,320	$5,909,109	$2,252	$22,768

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$215	$9,087	$9,302	$112,519	$121,821	$9,018	$122
Multi-family mortgage	348	—	—	348	47,550	47,898	—	—
Construction	360	242	—	602	21,560	22,162	—	—
Total commercial real estate loans	708	457	9,087	10,252	181,629	191,881	9,018	122
Commercial loans and leases:
Commercial	124	44	290	458	23,330	23,788	90	200
Equipment financing	—	—	9	9	3,240	3,249	9	—
Total commercial loans and leases	124	44	299	467	26,570	27,037	99	200
Consumer loans:
Residential mortgage	—	371	2,113	2,484	127,425	129,909	2,113	290
Home equity	191	265	2	458	45,012	45,470	—	717
Other consumer	—	—	—	—	110	110	—	—
Total consumer loans	191	636	2,115	2,942	172,547	175,489	2,113	1,007
Total acquired loans and leases	$1,023	$1,137	$11,501	$13,661	$380,746	$394,407	$11,230	$1,329

Total loans and leases	$13,414	$3,308	$28,728	$45,450	$6,258,066	$6,303,516	$13,482	$24,097

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial Real Estate Loans—As of March 31, 2019, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 36.8%; multi-family mortgage loans -- 13.4%; and construction loans -- 3.2%.
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
Commercial Loans and Leases—As of March 31, 2019, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 11.6%; equipment financing loans -- 15.6%; and loans to condominium associations -- 0.8%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of March 31, 2019, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 12.1%, home equity loans -- 5.9%, and other consumer loans -- 0.6%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2019			At December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$8,893	$8,912	$—	$5,569	$5,545	$—
Commercial	35,666	35,764	—	30,927	31,053	—
Consumer	2,721	2,710	—	2,989	2,978	—
Total originated with no related allowance recorded	47,280	47,386	—	39,485	39,576	—
With an allowance recorded:
Commercial real estate	468	468	14	396	396	5
Commercial	8,171	8,144	2,268	8,224	8,208	2,961
Consumer	663	662	88	665	664	89
Total originated with an allowance recorded	9,302	9,274	2,370	9,285	9,268	3,055
Total originated impaired loans and leases	56,582	56,660	2,370	48,770	48,844	3,055

Acquired:
With no related allowance recorded:
Commercial real estate	9,148	9,148	—	9,538	9,538	—
Commercial	560	560	—	531	531	—
Consumer	4,923	4,923	—	4,772	4,772	—
Total acquired with no related allowance recorded	14,631	14,631	—	14,841	14,841	—
With an allowance recorded:
Consumer	152	152	26	154	154	26
Total acquired with an allowance recorded	152	152	26	154	154	26
Total acquired impaired loans and leases	14,783	14,783	26	14,995	14,995	26

Total impaired loans and leases	$71,365	$71,443	$2,396	$63,765	$63,839	$3,081
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $21.3 million and $1.4 million, respectively as of March 31, 2019.

(2) Includes originated and acquired nonaccrual loans of $22.7 million and $1.3 million, respectively as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$8,699	$65	$7,985	$30
Commercial	35,162	349	27,761	272
Consumer	2,732	8	3,353	13
Total originated with no related allowance recorded	46,593	422	39,099	315
With an allowance recorded:
Commercial real estate	469	1	—	—
Commercial	8,467	28	7,993	16
Consumer	663	6	134	1
Total originated with an allowance recorded	9,599	35	8,127	17
Total originated impaired loans and leases	56,192	457	47,226	332

Acquired:
With no related allowance recorded:
Commercial real estate	9,153	3	10,681	1
Commercial	559	4	1,624	4
Consumer	4,943	15	4,860	15
Total acquired with no related allowance recorded	14,655	22	17,165	20
With an allowance recorded:
Consumer	153	1	114	1
Total acquired with an allowance recorded	153	1	114	1
Total acquired impaired loans and leases	14,808	23	17,279	21

Total impaired loans and leases	$71,000	$480	$64,505	$353

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$14	$2,268	$88	$2,370
Collectively evaluated for impairment	26,779	21,785	5,312	53,876
Total originated loans and leases	26,793	24,053	5,400	56,246

Acquired:
Individually evaluated for impairment	—	—	26	26
Collectively evaluated for impairment	30	80	18	128
Acquired with deteriorated credit quality	1,526	107	8	1,641
Total acquired loans and leases	1,556	187	52	1,795

Total allowance for loan and lease losses	$28,349	$24,240	$5,452	$58,041

Loans and Leases:
Originated:
Individually evaluated for impairment	$9,107	$37,413	$3,224	$49,744
Collectively evaluated for impairment	3,224,339	1,724,859	1,019,078	5,968,276
Total originated loans and leases	3,233,446	1,762,272	1,022,302	6,018,020

Acquired:
Individually evaluated for impairment	—	407	2,174	2,581
Collectively evaluated for impairment	109,113	21,229	136,377	266,719
Acquired with deteriorated credit quality	67,909	2,674	30,294	100,877
Total acquired loans and leases	177,022	24,310	168,845	370,177

Total loans and leases	$3,410,468	$1,786,582	$1,191,147	$6,388,197

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$5	$2,961	$89	$3,055
Collectively evaluated for impairment	26,617	22,131	5,075	53,823
Total originated loans and leases	26,622	25,092	5,164	56,878

Acquired:
Individually evaluated for impairment	—	—	26	26
Collectively evaluated for impairment	32	83	20	135
Acquired with deteriorated credit quality	1,533	108	12	1,653
Total acquired loans and leases	1,565	191	58	1,814

Total allowance for loan and lease losses	$28,187	$25,283	$5,222	$58,692

Loans and Leases:
Originated:
Individually evaluated for impairment	$5,610	$32,127	$3,502	$41,239
Collectively evaluated for impairment	3,154,245	1,709,794	1,003,831	5,867,870
Total originated loans and leases	3,159,855	1,741,921	1,007,333	5,909,109

Acquired:
Individually evaluated for impairment	—	404	2,072	2,476
Collectively evaluated for impairment	121,119	24,094	142,194	287,407
Acquired with deteriorated credit quality	70,762	2,539	31,223	104,524
Total acquired loans and leases	191,881	27,037	175,489	394,407

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2019	At December 31, 2018
	(In Thousands)
Troubled debt restructurings:
On accrual	$28,543	$12,257
On nonaccrual	7,597	8,684
Total troubled debt restructurings	$36,140	$20,941

Total TDR loans and leases increased by $15.2 million to $36.1 million at March 31, 2019 from $20.9 million at December 31, 2018, driven primarily by new troubled debt restructurings on three commercial relationships.
The recorded investment in TDR loans and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended March 31, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$73	$72	$9	$—	1	$635
Commercial	6	16,754	16,730	—	—	3	1,074
Equipment financing	3	816	815	182	425	1	52
Residential mortgage	—	—	—	—	—	1	341
Total originated	10	$17,643	$17,617	$191	$425	6	$2,102
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended March 31, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	6	$635	$635	$41	$635	1	$929
Equipment financing	6	1,555	1,555	—	—	—	—
Total originated	12	$2,190	$2,190	$41	$635	1	$929
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Loans with one modification:
Extended maturity	$6,319	$—
Combination maturity, principal, interest rate	11,298	2,190
Total loans with one modification	$17,617	$2,190
The TDR loans and leases that were modified for the three months ended March 31, 2019 and 2018 were $17.6 million and $2.2 million, respectively. The increase in TDR loans and leases that were modified for the three months ended March 31, 2019 was primarily due to an increase in the number and magnitude of extended maturity and a combination of maturity, principal, and interest rate modifications.
There were no TDR loans and leases with more than one modification during the three months ended March 31, 2019 and 2018.
The net charge-offs for performing and nonperforming TDR loans and leases for the three months ended March 31, 2019 and 2018 were $878 thousand and $103 thousand, respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of March 31, 2019 and 2018 were $2.8 million and $0.2 million, respectively.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2019	At December 31, 2018
	(In Thousands)
Goodwill	$160,427	$137,890
Additions	—	22,537
Balance at end of period	160,427	160,427
Other intangible assets:
Core deposits	4,595	4,997
Trade name	1,089	1,089
Total other intangible assets	5,684	6,086
Total goodwill and other intangible assets	$166,111	$166,513
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 6.9 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2019	$1,297
Year ending:
2020	1,261
2021	850
2022	494
2023	263
2024	153
Thereafter	277
Total	$4,595
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2019 and 2018, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive income (loss)	5,067	—	5,067
Balance at March 31, 2019	$(4,645)	$252	$(4,393)

	Three Months Ended March 31, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive income (loss)	(5,716)	—	(5,716)
Balance at March 31, 2018	$(11,829)	$163	$(11,666)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of March 31, 2019 or December 31, 2018.

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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	91	$—	$26,017	$—	$43,656	$720,242	$789,915	$24,018
Pay fixed, receive variable	91	—	26,017	—	43,656	720,242	789,915	24,018
Risk participation-out agreements	31	—	14,666	—	—	135,958	150,624	742
Risk participation-in agreements	7	—	—	—	—	55,679	55,679	230

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$1,646	$—	$—	$—	$—	$1,646	$41
Sells foreign currency, buys U.S. currency	30	1,652	—	—	—	—	1,652	36

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	86	$1,931	$26,419	$—	$31,762	$654,388	$714,500	$6,081
Pay fixed, receive variable	86	1,931	26,419	—	31,762	654,388	714,500	6,081
Risk participation-out agreements	26	—	14,892	—	—	85,639	100,531	344
Risk participation-in agreements	5	—	—	—	—	35,838	35,838	84

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$6,573	$—	$—	$—	$—	$6,573	$123
Sells foreign currency, buys U.S. currency	37	6,582	—	—	—	—	6,582	131
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $32.1 million and $5.9 million in the normal course of business as of March 31, 2019 and December 31, 2018, respectively. Dealer counterparties posted $0.3 million to the Company in the normal course of business as of March 31, 2019 compared to no collateral as of December 31, 2018.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$30,695	$—	$30,695	$—	$—	$30,695
Risk participation-out agreements	742	—	742	—	—	742
Foreign exchange contracts	41	—	41	—	—	41
Total	$31,478	$—	$31,478	$—	$—	$31,478

Liability derivatives
Loan level derivatives	$30,695	$—	$30,695	$5,848	$26,250	$—
Risk participation-in agreements	230	—	230	—	—	230
Foreign exchange contracts	36	—	36	—	—	36
Total	$30,961	$—	$30,961	$5,848	$26,250	$266

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$22,013	$—	$22,013	$—	$50	$21,963
Risk participation-out agreements	344	—	344	—	—	344
Foreign exchange contracts	131	—	131	—	—	131
Total	$22,488	$—	$22,488	$—	$50	$22,438

Liability derivatives
Loan level derivatives	$22,013	$—	$22,013	$5,877	$—	$16,136
Risk participation-in agreements	84	—	84	—	—	84
Foreign exchange contracts	123	—	123	—	—	123
Total	$22,220	$—	$22,220	$5,877	$—	$16,343
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
(9) Stock Based Compensation
As of March 31, 2019, the Company had 2 active recognition and retention plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 45 financial institutions. These are referred to as "performance-based shares". If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
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
During the three months ended March 31, 2019 and 2018, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.9 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$22,467	$22,467	$18,633	$18,633

Denominator:
Weighted average shares outstanding	79,658,583	79,658,583	77,879,593	77,879,593
Effect of dilutive securities	—	184,995	—	288,207
Adjusted weighted average shares outstanding	79,658,583	79,843,578	77,879,593	78,167,800

EPS	$0.28	$0.28	$0.24	$0.24

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2019 and 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$182,845	$—	$182,845
GSE CMOs	—	100,118	—	100,118
GSE MBSs	—	159,772	—	159,772
SBA commercial loan asset-backed securities	—	43	—	43
Corporate debt obligations	—	32,355	—	32,355
U.S. Treasury bonds	—	13,887	—	13,887
Total investment securities available-for-sale	$—	$489,020	$—	$489,020
Equity securities held-for-trading	$3,355	$986	$—	$4,341
Loan level derivatives	—	30,695	—	30,695
Risk participation-out agreements	—	742	—	742
Foreign exchange contracts	—	41	—	41
Liabilities:
Loan level derivatives	$—	$30,695	$—	$30,695
Risk participation-in agreements	—	230	—	230
Foreign exchange contracts	—	36	—	36

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$181,079	$—	$181,079
GSE CMOs	—	103,130	—	103,130
GSE MBSs	—	165,089	—	165,089
SBA commercial loan asset-backed securities	—	51	—	51
Corporate debt obligations	—	39,708	—	39,708
U.S. Treasury bonds	—	13,736	—	13,736
Total investment securities available-for-sale	$—	$502,793	$—	$502,793
Equity securities held-for-trading	$3,235	$972	$—	$4,207
Loan level derivatives	—	22,013	—	22,013
Risk participation-out agreements	—	344	—	344
Foreign exchange contracts	—	131	—	131
Liabilities:
Loan level derivatives	$—	$22,013	$—	$22,013
Risk participation-in agreements	—	84	—	84
Foreign exchange contracts	—	123	—	123

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2019 and December 31, 2018, no investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2019 and 2018, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$4,574	$4,574
OREO	—	—	3,054	3,054
Repossessed assets	—	858	—	858
Total assets measured at fair value on a non-recurring basis	$—	$858	$7,628	$8,486

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$4,203	$4,203
OREO	—	—	3,054	3,054
Repossessed assets	—	965	—	965
Total assets measured at fair value on a non-recurring basis	$—	$965	$7,257	$8,222
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At March 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$4,574	$4,203	Appraisal of collateral (1)
Other real estate owned	3,054	3,054	Appraisal of collateral (1)
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

			Fair Value Measurements at March 31, 2019
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,551	$50,140	$—	$50,140	$—
GSE MBSs	11,080	10,842	—	10,842	—
Municipal obligations	51,563	51,607	—	51,607	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	869	869	—	869	—
Loans and leases, net	6,330,156	6,258,682	—	—	6,258,682
Restricted equity securities	54,192	54,192	—	—	54,192
Financial liabilities:
Certificates of deposit	1,907,228	1,903,253	—	1,903,253	—
Borrowed funds	866,005	857,772	—	857,772	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

			Fair Value Measurements at December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,546	$49,601	$—	$49,601	$—
GSE MBSs	11,426	11,131	—	11,131	—
Municipal obligations	52,304	51,598	—	51,598	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	3,247	3,247	—	3,247	—
Loans and leases, net	6,244,824	6,154,704	—	—	6,154,704
Restricted equity securities	61,751	61,751	—	—	61,751
Financial liabilities:
Certificates of deposit	1,789,165	1,778,860	—	1,778,860	—
Borrowed funds	920,542	886,545	—	886,545	—
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
Loans and Leases
The fair values of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). Using the exit price valuation method, the Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments.
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2019	At December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$108,311	$76,642
Commercial	75,321	75,713
Residential mortgage	18,752	16,363
Unadvanced portion of loans and leases	720,852	707,997
Unused lines of credit:
Home equity	503,283	487,476
Other consumer	36,293	50,404
Other commercial	455	347
Unused letters of credit:
Financial standby letters of credit	10,026	11,491
Performance standby letters of credit	3,332	3,075
Commercial and similar letters of credit	4,573	4,573
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	789,915	714,500
Pay fixed, receive variable	789,915	714,500
Risk participation-out agreements	150,624	100,531
Risk participation-in agreements	55,679	35,838
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,646	6,573
Sells foreign currency, buys U.S. currency	1,652	6,582

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
The fair value of derivative assets and liabilities was $31.5 million and $31.0 million, respectively, as of March 31, 2019. The fair value of derivative assets and liabilities was $22.5 million and $22.2 million, respectively, as of December 31, 2018.
The fair value of foreign exchange assets and liabilities was $41 thousand and $36 thousand, respectively, as of March 31, 2019. The fair value of foreign exchange assets and liabilities was $131 thousand and $123 thousand as of December 31, 2018.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have original terms ranging from 2 years to over 20 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of March 31, 2019 as the discount rate to determined the net present value of the remaining lease payments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At March 31, 2019
(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$1,459

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,525
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$71

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$26,205
Operating lease liabilities	26,205

Weighted Average Remaining Lease Term
Operating leases	7.9 years

Weighted Average Discount Rate
Operating leases	3.0%
A summary of future minimum rental payments under such leases at the dates indicated follows:

	Minimum Rental Payments
	March 31, 2019	December 31, 2018
	(In Thousands)

Remainder of 2019	$4,539	$4,224
Year ending:
2020	5,409	4,932
2021	4,640	4,418
2022	3,962	3,602
2023	3,182	2,734
2024	1,951	1,866
Thereafter	5,583	6,637
Total	$29,266	$28,413
Less imputed interest	(3,061)
Present value of lease liability	$26,205
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.5 million and other expenditures were $0.1 million for both the three months ended March 31, 2019 and 2018. Total rental expense was $1.4 million for both the three months ended March 31, 2019 and 2018.

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
The Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the three months ended March 31, 2019, as a result of adopting Topic 606.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognized Over Time
The Company recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes commissions on investments, insurance sales and service charges on deposit accounts. Fee revenue from service charges on deposit accounts represents the service charges assessed to customers who hold deposit accounts at the Bank.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches and natural disaster; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
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
The competition for loans and leases and deposits remains intense. While the economy has improved in 2019, the Company expects the operating environment to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). A sustained, low interest rate environment with a flat interest rate curve may negatively impact the Company's yields and net interest margin. While the Company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
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

Selected Financial Data
The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.28	$0.26	$0.28	$0.26	$0.24
Earnings per share - Diluted	0.28	0.26	0.28	0.26	0.24
Book value per share (end of period)	11.30	11.30	11.08	10.94	10.80
Tangible book value per share (end of period) (1)	9.22	9.21	9.00	8.85	8.69
Dividends paid per common share	0.105	0.105	0.100	0.100	0.090
Stock price (end of period)	14.40	13.82	16.70	18.60	16.20

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.64%	3.58%	3.57%	3.64%	3.66%
Return on average assets	1.21%	1.15%	1.23%	1.15%	1.08%
Return on average tangible assets (1)	1.24%	1.17%	1.26%	1.17%	1.10%
Return on average stockholders' equity	10.14%	9.40%	10.10%	9.53%	8.98%
Return on average tangible stockholders' equity (1)	12.48%	11.54%	12.44%	11.80%	11.01%
Dividend payout ratio (1)	37.28%	39.98%	35.81%	38.56%	37.11%
Efficiency ratio (3)	55.83%	57.86%	53.76%	55.25%	60.83%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.13%	0.08%	0.04%	0.15%	0.03%
Nonperforming loans and leases as a percentage of total loans and leases	0.36%	0.38%	0.41%	0.42%	0.43%
Nonperforming assets as a percentage of total assets	0.36%	0.38%	0.41%	0.41%	0.42%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.91%	0.93%	0.96%	0.94%	0.96%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	0.93%	0.96%	1.00%	0.98%	1.03%

CAPITAL RATIOS
Stockholders' equity to total assets	11.98%	12.18%	12.16%	12.04%	11.94%
Tangible equity ratio (1)	9.99%	10.15%	10.11%	9.97%	9.85%

FINANCIAL CONDITION DATA
Total assets	$7,519,130	$7,392,805	$7,320,596	$7,285,710	$7,248,114
Total loans and leases	6,388,197	6,303,516	6,227,707	6,171,274	6,114,461
Allowance for loan and lease losses	58,041	58,692	59,997	57,981	58,714
Investment securities available-for-sale	489,020	502,793	534,788	558,602	558,357
Investment securities held-to-maturity	113,694	114,776	115,684	116,670	117,352
Equity securities held-for-trading	4,341	4,207	4,169	—	—
Goodwill and identified intangible assets	166,111	166,513	167,050	167,587	168,593
Total deposits	5,620,633	5,454,044	5,233,611	5,198,280	5,191,520

					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
	(Dollars in Thousands, Except Per Share Data)

Total borrowed funds	866,005	920,542	1,082,886	1,110,923	1,099,429
Stockholders' equity	900,572	900,140	890,368	877,283	865,777

EARNINGS DATA
Net interest income	$62,999	$63,159	$62,332	$62,717	$59,491
Provision for credit losses	1,353	123	2,717	1,470	641
Non-interest income	6,630	6,461	7,069	5,526	6,168
Non-interest expense	38,871	40,282	37,310	37,702	39,938
Net income	22,467	21,138	22,460	20,831	18,633
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $7.5 billion as of March 31, 2019 increased $126.3 million, or 6.8% on an annualized basis, from December 31, 2018. The increase was primarily driven by growth in the loan portfolio.
Total loans and leases as of March 31, 2019 increased $84.7 million, or 5.4% on an annualized basis, to $6.4 billion from December 31, 2018. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.2 billion, or 81.4% of total loans and leases, as of March 31, 2019, an increase of $76.4 million, or 6.0% on an annualized basis, from $5.1 billion, or 81.2% of total loans and leases, as of December 31, 2018.
Total deposits of $5.6 billion as of March 31, 2019 increased $166.6 million, or 12.2% on an annualized basis, from $5.5 billion as of December 31, 2018. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.7 billion, or 66.1% of total deposits as of March 31, 2019, an increase of $48.5 million, or 5.3% on an annualized basis from $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Certificate of deposit balances totaled $1.9 billion, or 33.9% of total deposits as of March 31, 2019, an increase of $118.1 million, or 26.4% on an annualized basis from $1.8 billion, or 32.7% of total deposits, as of December 31, 2018.
Asset Quality
Nonperforming assets as of March 31, 2019 totaled $26.7 million, or 0.36% of total assets, compared to $28.1 million, or 0.38% of total assets, as of December 31, 2018. Net charge-offs for the three months ended March 31, 2019 were $2.1 million, or 0.13% of average loans and leases on an annualized basis, compared to $0.5 million, or 0.03% of average loans and leases on an annualized basis, for the three months ended March 31, 2018. Charge-offs were largely related to taxi medallion loans against previously established specific reserves.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.91% as of March 31, 2019, compared to 0.93% as of December 31, 2018. Excluding acquired loans, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 0.93% as of March 31, 2019, compared to 0.96% as of December 31, 2018. The Company continued to employ its historical underwriting methodology throughout the three month period ended March 31, 2019. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.64% as of March 31, 2019, compared to 11.94% as of December 31, 2018. The Company's Tier 1 Leverage Ratio was 10.31% as of March 31, 2019, compared to 10.58% as of December 31, 2018. As of March 31, 2019, the Company's Tier 1 Risk-Based Capital Ratio was 11.79%, compared to 12.26% as of December 31, 2018. The Company's Total Risk-Based Capital Ratio was 13.89% as of March 31, 2019, compared to 14.42% as of December 31, 2018.
The Company's ratio of stockholders' equity to total assets was 11.98% and 12.18% as of March 31, 2019 and December 31, 2018, respectively. The Company's tangible equity ratio was 9.99% and 10.15% as of March 31, 2019 and December 31, 2018, respectively.
Net Income
For the three months ended March 31, 2019, the Company reported net income of $22.5 million, or $0.28 per basic and diluted share, an increase of $3.8 million, or 20.6%, from $18.6 million, or $0.24 per basic and diluted share for the three months ended March 31, 2018. This increase in net income is primarily the result of an increase in net interest income of $3.5 million, an increase in non-interest income of $0.5 million, a decrease in non-interest expense of $1.1 million and a decrease in net income attributed to controlling interest of $0.8 million, partially offset by an increase in the provision for credit losses of $0.7 million and an increase in the provision for income taxes of $1.2 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.21% for the three months ended March 31, 2019, compared to 1.08% for the three months ended March 31, 2018. The annualized return on average stockholders' equity was 10.14% for the three months ended March 31, 2019, compared to 8.98% for the three months ended March 31, 2018.
The net interest margin was 3.64% for the three months ended March 31, 2019, down from 3.66% for the three months ended March 31, 2018. The decrease in the net interest margin is a result of an increase of 69 basis points in the Company's overall cost of funds to 1.66% for the three months ended March 31, 2019 from 0.97% for the three months ended March 31, 2018, partially offset by an increase in the yield on interest-earning assets of 49 basis points to 4.84% for the three months ended March 31, 2019 from 4.35% for the three months ended March 31, 2018.
The Company’s net interest margin and net interest income have demonstrated improvement as interest rates continue to rise, however the Company’s net interest margin and net interest income may come under pressure due to competitive pricing in all loan categories and the Company’s ability to contain cost of funds.
Critical Accounting Policies
The Securities and Exchange Commission ("SEC") defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2018 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, income tax accounting, and valuation of deferred tax assets as the Company’s most critical accounting policies.
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

The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
Net income, as reported	$22,467	$18,633
Less:
Security gains (after-tax)	103	883
Add:
Merger and acquisition-related expenses (after-tax) (1)	—	2,208
Operating earnings	$22,364	$19,958

Basic earnings per share, as reported	$0.28	$0.24
Less:
Security gains (after-tax)	—	0.01
Add:
Merger and acquisition-related expenses (after-tax) (1)	—	0.03
Basic operating earnings per share	$0.28	$0.26
___________________________________________________________________
(1) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in Thousands)
Operating earnings	$22,364	$22,062	$22,477	$21,085	$19,958

Average total assets	$7,434,038	$7,382,931	$7,302,413	$7,273,793	$6,927,309
Less: Average goodwill and average identified intangible assets, net	166,327	166,777	167,313	168,185	152,377
Average tangible assets	$7,267,711	$7,216,154	$7,135,100	$7,105,608	$6,774,932

Return on average assets (annualized)	1.21%	1.15%	1.23%	1.15%	1.08%
Less:
Security gains	0.01%	(0.03)%	—%	—%	0.05%
Add:
Merger and acquisition-related expenses	—%	0.02%	—%	0.01%	0.12%
Operating return on average assets (annualized)	1.20%	1.20%	1.23%	1.16%	1.15%

Return on average tangible assets (annualized)	1.24%	1.17%	1.26%	1.17%	1.10%
Less:
Security gains	0.01%	(0.03)%	—%	—%	0.05%
Add:
Merger and acquisition-related expenses	—%	0.02%	—%	0.02%	0.13%
Operating return on average tangible assets (annualized)	1.23%	1.22%	1.26%	1.19%	1.18%

Average total stockholders' equity	$886,639	$899,244	$889,259	$874,513	$829,598
Less: Average goodwill and average identified intangible assets, net	166,327	166,777	167,313	168,185	152,377
Average tangible stockholders' equity	$720,312	$732,467	$721,946	$706,328	$677,221

Return on average stockholders' equity (annualized)	10.14%	9.40%	10.10%	9.53%	8.98%
Less:
Security gains	0.05%	(0.23)%	—%	—%	0.43%
Add:
Merger and acquisition-related expenses	—%	0.18%	0.01%	0.11%	1.07%
Operating return on average stockholders' equity (annualized)	10.09%	9.81%	10.11%	9.64%	9.62%

					(Continued)

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	12.48%	11.54%	12.44%	11.80%	11.01%
Less:
Security gains	0.06%	(0.29)%	—%	—%	0.52%
Add:
Merger and acquisition-related expenses	—%	0.22%	0.01%	0.14%	1.30%
Operating return on average tangible stockholders' equity (annualized)	12.42%	12.05%	12.45%	11.94%	11.79%

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in Thousands)
Net income, as reported	$22,467	$21,138	$22,460	$20,831	$18,633

Average total assets	$7,434,038	$7,382,931	$7,302,413	$7,273,793	$6,927,309
Less: Average goodwill and average identified intangible assets, net	166,327	166,777	167,313	168,185	152,377
Average tangible assets	$7,267,711	$7,216,154	$7,135,100	$7,105,608	$6,774,932

Return on average tangible assets (annualized)	1.24%	1.17%	1.26%	1.17%	1.10%

Average total stockholders' equity	$886,639	$899,244	$889,259	$874,513	$829,598
Less: Average goodwill and average identified intangible assets, net	166,327	166,777	167,313	168,185	152,377
Average tangible stockholders' equity	$720,312	$732,467	$721,946	$706,328	$677,221

Return on average tangible stockholders' equity (annualized)	12.48%	11.54%	12.44%	11.80%	11.01%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in Thousands)
Total stockholders' equity	$900,572	$900,140	$890,368	$877,283	$865,777
Less: Goodwill and identified intangible assets, net	166,111	166,513	167,050	167,587	168,593
Tangible stockholders' equity	$734,461	$733,627	$723,318	$709,696	$697,184

Total assets	$7,519,130	$7,392,805	$7,320,596	$7,285,710	$7,248,114
Less: Goodwill and identified intangible assets, net	166,111	166,513	167,050	167,587	168,593
Tangible assets	$7,353,019	$7,226,292	$7,153,546	$7,118,123	$7,079,521

Tangible equity ratio	9.99%	10.15%	10.11%	9.97%	9.85%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in Thousands)
Tangible stockholders' equity	$734,461	$733,627	$723,318	$709,696	$697,184

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	5,020,025	5,020,025	4,291,317	4,409,501	4,401,333
Unallocated ESOP	104,079	109,950	118,050	126,144	134,238
Unvested restricted stock	390,636	393,636	398,094	455,283	455,283
Common shares outstanding	79,662,432	79,653,561	80,369,711	80,186,244	80,186,318

Tangible book value per share	$9.22	$9.21	$9.00	$8.85	$8.69

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in Thousands)
Dividends paid	$8,375	$8,451	$8,043	$8,032	$6,914

Net income, as reported	$22,467	$21,138	$22,460	$20,831	$18,633

Dividend payout ratio	37.28%	39.98%	35.81%	38.56%	37.11%

The following table reconciles the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Allowance for loan and lease losses	$58,041	$58,692	$59,997	$57,981	$58,714
Less: Allowance for acquired loan and lease losses	1,795	1,814	1,817	1,961	910
Allowance for originated loan and lease losses	$56,246	$56,878	$58,180	$56,020	$57,804

Total loans and leases	$6,388,197	$6,303,516	$6,227,707	$6,171,274	$6,114,461
Less: Total acquired loans and leases	370,177	394,407	426,865	460,142	482,237
Total originated loan and leases	$6,018,020	$5,909,109	$5,800,842	$5,711,132	$5,632,224

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	0.93%	0.96%	1.00%	0.98%	1.03%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At March 31, 2019		At December 31, 2018
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,355,507	36.8%	$2,330,725	37.0%
Multi-family mortgage	855,703	13.4%	847,711	13.4%
Construction	199,258	3.2%	173,300	2.7%
Total commercial real estate loans	3,410,468	53.4%	3,351,736	53.1%
Commercial loans and leases:
Commercial	741,577	11.6%	736,418	11.7%
Equipment financing	995,863	15.6%	982,089	15.6%
Condominium association	49,142	0.8%	50,451	0.8%
Total commercial loans and leases	1,786,582	28.0%	1,768,958	28.1%
Consumer loans:
Residential mortgage	775,578	12.1%	782,968	12.4%
Home equity	376,126	5.9%	376,484	6.0%
Other consumer	39,443	0.6%	23,370	0.4%
Total consumer loans	1,191,147	18.6%	1,182,822	18.8%
Total loans and leases	6,388,197	100.0%	6,303,516	100.0%
Allowance for loan and lease losses	(58,041)		(58,692)
Net loans and leases	$6,330,156		$6,244,824

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2019:

	At March 31, 2019	At December 31, 2018	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,410,468	$3,351,736	$58,732	7.0%
Commercial	1,786,582	1,768,958	17,624	4.0%
Consumer	1,191,147	1,182,822	8,325	2.8%
Total loans and leases	$6,388,197	$6,303,516	$84,681	5.4%
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

As of March 31, 2019, there were 14 borrowers with loans and commitments over $35.0 million. The total of those loans and commitments was $581.9 million, or 7.61% of total loans and commitments, as of March 31, 2019. As of December 31, 2018 there were 12 borrowers with loans and commitments over $35.0 million. The total of those loans and commitments was $520.8 million or 6.88% of total loans and commitments, as of December 31, 2018.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.4% of total loans and leases outstanding as of March 31, 2019.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($795.2 million), office buildings ($680.9 million), retail stores ($600.2 million), industrial properties ($245.7 million), mixed-use properties ($164.0 million), lodging services ($143.2 million) and food services ($58.6 million) as of March 31, 2019. At that date, approximately 97.2% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.0% of total loans outstanding as of March 31, 2019.
The Company's commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($575.5 million), transportation services ($451.7 million), food services ($95.0 million), manufacturing ($75.9 million), rental and leasing services ($53.3 million), retail ($74.4 million), and recreation services ($60.9 million) as of March 31, 2019.
The Company provides commercial banking services to companies in its market area. Approximately 45.8% of the commercial loans outstanding as of March 31, 2019 were made to borrowers located in New England. The remaining 54.2% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.3% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 18.6% of total loans outstanding as of March 31, 2019. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
In general, the Company maintains 3-, 5- and 7-year adjustable-rate mortgage loans and 10-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are generally sold into the secondary market on a servicing-released basis. The Banks act as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2019, other consumer loans equaled $39.4 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2019, the Company had $68.3 million of total assets, including acquired assets, that were designated as criticized. This compares to $58.6 million of assets designated as criticized as of December 31, 2018. The increase of $9.7 million in criticized assets was primarily due to the impairment of one commercial and one construction relationship during the first three months of 2019.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of March 31, 2019, the Company had nonperforming assets of $26.7 million, representing 0.36% of total assets, compared to nonperforming assets of $28.1 million, or 0.38% of total assets as of December 31, 2018. The decrease in nonperforming assets was primarily driven by the payoff of one commercial loan previously on nonaccrual status during first three months of 2019.
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

Past Due and Accruing
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. In addition, loans categorized as ASC 310-30 accrue regardless of past due status. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least 6 consecutive months of performance has been achieved.
As of March 31, 2019, the Company had loans and leases greater than 90 days past due and accruing of $16.8 million, or 0.26% of total loans and leases, compared to $13.5 million, or 0.21% of total loans and leases, as of December 31, 2018, representing an increase of $3.3 million. The increase in past due and accruing loans was primarily due to two construction loans which became greater than 90 days past due and accruing during the first three months of 2019.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$2,889	$3,928
Multi-family mortgage	101	330
Construction	396	396
Total commercial real estate loans	3,386	4,654

Commercial	5,728	6,621
Equipment financing	10,253	9,500
Condominium association	224	265
Total commercial loans and leases	16,205	16,386

Residential mortgage	2,188	2,132
Home equity	1,022	908
Other consumer	8	17
Total consumer loans	3,218	3,057

Total nonaccrual loans and leases	22,809	24,097

Other real estate owned	3,054	3,054
Other repossessed assets	858	965
Total nonperforming assets	$26,721	$28,116

Loans and leases past due greater than 90 days and accruing	$16,800	$13,482
Total delinquent loans and leases 61-90 days past due	21,246	3,308
Restructured loans and leases not included in nonperforming assets	28,543	12,257

Total nonperforming loans and leases as a percentage of total loans and leases	0.36%	0.38%
Total nonperforming assets as a percentage of total assets	0.36%	0.38%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.33%	0.05%

Troubled Debt Restructured Loans and Leases
Total troubled debt restructured loans increased by $15.2 million to $36.1 million at March 31, 2019 from $20.9 million at December 31, 2018, primarily driven by three commercial relationships which became troubled debt restructured loans during the quarter as a deliberate part of the relationship strategy and which management believes are either well collateralized, have adequate cash flow, or both, resulting in minimal impact to the allowance for loan and lease losses.
As of March 31, 2019, total restructured loans included $2.1 million of commercial real estate loans, $0.1 million of multi-family mortgage loans, $24.6 million of commercial loans, $6.4 million of equipment financing loans and leases, $1.3 million of residential mortgage loans and $1.6 million of home equity loans. As of December 31, 2018, total restructured loans included $2.0 million of commercial real estate loans, $0.3 million of multi-family mortgage loans, $9.4 million of commercial loans, $5.9 million of equipment financing loans and leases, $1.6 million of residential mortgage loans and $1.7 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$28,543	$12,257
On nonaccrual	7,597	8,684
Total troubled debt restructurings	$36,140	$20,941

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
Balance at beginning of period	$20,941	$26,011
Additions	17,643	2,190
Net charge-offs	(878)	(103)
Repayments	(1,566)	(1,949)
Other reductions (1)	—	(3,245)
Balance at end of period	$36,140	$22,904
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
As of March 31, 2019, the Company had a portfolio of approximately $12.0 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2018, this portfolio was approximately $13.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $20 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts.

The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2019 and 2018.

	At and for the Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(2,512)	(30)	(2,542)
Recoveries	—	388	53	441
Provision for loan and lease losses	162	1,081	207	1,450
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041

Total loans and leases	$3,410,468	$1,786,582	$1,191,147	$6,388,197
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.36%	0.46%	0.91%

	At and for the Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(3)	(733)	(56)	(792)
Recoveries	—	201	86	287
Provision for loan and lease losses	252	451	(76)	627
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714

Total loans and leases	$3,240,258	$1,707,002	$1,167,201	$6,114,461
Total allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.54%	0.44%	0.96%
The allowance for loan and lease losses was $58.0 million as of March 31, 2019, or 0.91% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.7 million, or 0.93% of total loans and leases outstanding, as of December 31, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans and leases is largely a result of changes in historical loss factors, partially offset by the reserves for loan growth of $84.7 million during the first three months of 2019 or 5.4% on an annualized basis.
Management believes that the allowance for loan and lease losses as of March 31, 2019 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $28.3 million, or 0.83% of total commercial real estate loans outstanding, as of March 31, 2019. This compared to an allowance for commercial real estate loan losses of $28.2 million, or 0.84% of total commercial real estate loans outstanding, as of December 31, 2018. There were $14.0 thousand in specific reserves on commercial real estate loans as of March 31, 2019 as compared to five thousand as of December 31, 2018. The $0.1 million increase in the allowance for commercial real estate loans and leases during the first three months of 2019 was primarily driven by originated loan growth of 73.6 million, or 2.3%, from December 31, 2018, partially offset by changes in historical loss factors applied to commercial real estate loans.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans increased to 0.70% as of March 31, 2019 from 0.64% as of December 31, 2018. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.10% as of March 31, 2019 from 0.14% as of December 31, 2018.
There were no charge-offs in the commercial real estate loan portfolio for the three months ended March 31, 2019 compared to net charge-offs of three thousand for the three month ended March 31, 2018. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended March 31, 2019 and March 31, 2018 were minimal.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $24.2 million, or 1.36% of total commercial loans and leases outstanding, as of March 31, 2019, compared to $25.3 million, or 1.43% of total commercial loans and leases outstanding, as of December 31, 2018. Specific reserves on commercial loans and leases decreased from $3.0 million as of December 31, 2018 to $2.3 million as of March 31, 2019, primarily driven by the charge-offs in taxi medallion loans which previously had specific reserves. The $1.1 million decrease in the allowance for commercial loans and leases during the first three months of 2019 was primarily driven by changes in historical loss factors, partially offset by originated loan growth of $20.4 million, or 1.2%, from December 31, 2018.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.48% as of March 31, 2019, compared to 2.10% as of December 31, 2018. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.91% as of March 31, 2019 from 0.93% as of December 31, 2018.
Net charge-offs in the commercial loan and lease portfolio for the three months ended March 31, 2019 and March 31, 2018 were $2.1 million and $0.5 million, respectively. The decrease in net charge-offs in commercial loan and lease portfolio was largely related to the charge-offs on taxi medallion loans. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended March 31, 2019 and March 31, 2018 were 0.48% and 0.12%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.5 million, or 0.46% of total consumer loans outstanding, as of March 31, 2019, compared to $5.2 million, or 0.44% of consumer loans outstanding, as of December 31, 2018. Specific reserves on consumer loans were $114 thousand and $115 thousand as of March 31, 2019 and December 31, 2018, respectively. The $0.3 million increase in the allowance for consumer loans and leases during the first three months of 2019 was primarily driven by originated loan growth of $15.0 million, or 1.5%, from December 31, 2018.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.21% as of March 31, 2019 from 0.20% as of December 31, 2018. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of March 31, 2019. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $23 thousand for the three months ended March 31, 2019 compared to net recoveries of $30 thousand for the three months ended March 31, 2018. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2019			At December 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,789	36.0%	36.8%	$20,779	35.4%	37.0%
Multi-family mortgage	5,874	10.1%	13.4%	5,915	10.1%	13.4%
Construction	1,686	2.9%	3.2%	1,494	2.5%	2.7%
Total commercial real estate loans	28,349	49.0%	53.4%	28,188	48.0%	53.1%
Commercial	12,842	22.1%	11.6%	14,047	23.9%	11.7%
Equipment financing	11,056	19.0%	15.6%	10,888	18.6%	15.6%
Condominium association	342	0.6%	0.8%	347	0.6%	0.8%
Total commercial loans and leases	24,240	41.7%	28.0%	25,282	43.1%	28.1%
Residential mortgage	3,337	5.7%	12.1%	3,076	5.2%	12.4%
Home equity	1,983	3.4%	5.9%	2,047	3.5%	6.0%
Other consumer	132	0.2%	0.6%	99	0.2%	0.4%
Total consumer loans	5,452	9.3%	18.6%	5,222	8.9%	18.8%
Total	$58,041	100.0%	100.0%	$58,692	100.0%	100.0%
Investment Securities
The investment portfolio exists primarily for liquidity purposes, and secondarily as a source of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.
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
Cash, cash equivalents, and investment securities increased $8.0 million, or 4.5% on an annualized basis, to $719.4 million as of March 31, 2019 from $711.4 million as of December 31, 2018. The increase was primarily driven by increases in cash and short-term investments. Cash, cash equivalents, and investment securities were 9.6% of total assets as of March 31, 2019, and December 31, 2018, respectively.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2019		At December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$183,607	$182,845	$184,072	$181,079
GSE CMOs	103,113	100,118	107,363	103,130
GSE MBSs	161,809	159,772	169,334	165,089
SBA commercial loan asset- backed securities	43	43	51	51
Corporate debt obligations	32,584	32,355	40,618	39,708
U.S. Treasury bonds	13,822	13,887	13,812	13,736
Total investment securities available-for-sale	$494,978	$489,020	$515,250	$502,793
Investment securities held-to-maturity:
GSE debentures	$50,551	$50,140	$50,546	$49,601
GSE MBSs	11,080	10,842	11,426	11,131
Municipal obligations	51,563	51,607	52,304	51,598
Foreign government obligations	500	500	500	500
Total investment securities held-to-maturity	$113,694	$113,089	$114,776	$112,830
Equity securities held-for-trading		$4,341		$4,207

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, trust preferred securities, and equity securities held-for-trading, all of which are included in Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $19.9 million for the three months ended March 31, 2019 compared to $21.6 million for the same period in 2018. For the three months ended March 31, 2019, the Company did not sell any investment securities, compared to $1.5 million in sales for the same period in 2018. For the three months ended March 31, 2019, the Company did not purchase any investment securities available-for-sale, compared to $49.1 million in purchases of investment securities available-for-sale for the same period in 2018.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $1.5 million for the three months ended March 31, 2019 compared to $1.2 million for the same period in 2018. There were no sales of investment securities held-to-maturity for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, the Company purchased $0.5 million of investment securities held-to-maturity, compared to $8.9 million in purchases of investment securities held-to-maturity for the same period in 2018.
As of March 31, 2019, the fair value of all investment securities available-for-sale was $489.0 million and carried a total of $6.0 million of net unrealized losses, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of March 31, 2019, $406.9 million, or 83.2%, of the portfolio, had gross unrealized losses of $7.1 million. This compares to $466.7 million, or 92.8%, of the portfolio with gross unrealized losses of $12.8 million as of December 31, 2018. The Company's unrealized loss position has decreased in 2019 driven by lower long-term interest rates.
As of March 31, 2019, the fair value of all investment securities held-to-maturity was $113.1 million and carried a total of $0.6 million of net unrealized losses, compared to a fair value of $112.8 million and net unrealized losses of $1.9 million as of December 31, 2018. As of March 31, 2019, $80.8 million, or 71.5%, of the portfolio, had gross unrealized losses of $0.9 million. This compares to $102.1 million, or 90.5%, of the portfolio with gross unrealized losses of $2.0 million as of December 31, 2018. The Company's unrealized loss position decreased in 2019 driven by lower long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2019. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2019, the excess balance of capital stock was $2.3 million, as compared to $5.0 million excess balance as of December 31, 2018.
As of March 31, 2019, the Company owned stock in the FHLBB with a carrying value of $36.1 million, a decrease of $7.6 million from $43.7 million as of December 31, 2018. As of March 31, 2019, the FHLBB had total assets of $52.3 billion and total capital of $3.0 billion, of which $1.4 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2019 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2018.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of March 31, 2019, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.0 million, compared to a carrying value of $18.0 million as of December 31, 2018.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange.
Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2019			At December 31, 2018
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,011,031	18.0%	—%	$1,033,551	19.0%	—%
Interest-bearing deposits:
NOW accounts	369,896	6.6%	0.13%	336,317	6.2%	0.10%
Savings accounts	625,770	11.1%	0.42%	619,961	11.4%	0.32%
Money market accounts	1,706,708	30.4%	1.31%	1,675,050	30.7%	1.18%
Certificate of deposit accounts	1,907,228	33.9%	2.29%	1,789,165	32.7%	1.58%
Total interest-bearing deposits	4,609,602	82.0%	1.50%	4,420,493	81.0%	1.14%
Total deposits	$5,620,633	100.0%	1.23%	$5,454,044	100.0%	0.92%

Total deposits increased $166.6 million to $5.6 billion as of March 31, 2019, compared to $5.5 billion as of December 31, 2018. Deposits as a percentage of total assets increased to 74.8% as of March 31, 2019, compared to 73.8% as of December 31, 2018.
As of March 31, 2019, the Company had $350.4 million of brokered deposits compared to $350.7 million as of December 31, 2018. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $118.1 million during the three months ended March 31, 2019. Certificates of deposit have also increased as a percentage of total deposits to 33.9% as of March 31, 2019 from 32.7% as of December 31, 2018.
During the three months ended March 31, 2019, core deposits increased $48.5 million. The ratio of core deposits to total deposits decreased from 67.2% as of December 31, 2018 to 66.1% as of March 31, 2019, primarily due to the shift in deposit mix and increase in certificate of deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,026,970	18.6%	—%	$931,685	18.9%	—%
NOW accounts	334,167	6.1%	0.17%	335,990	6.8%	0.07%
Savings accounts	626,414	11.4%	0.39%	649,224	13.2%	0.25%
Money market accounts	1,676,199	30.4%	1.28%	1,772,362	35.8%	0.59%
Total core deposits	3,663,750	66.5%	0.66%	3,689,261	74.7%	0.33%
Certificate of deposit accounts	1,844,511	33.5%	2.18%	1,247,049	25.3%	1.33%
Total deposits	$5,508,261	100.0%	1.16%	$4,936,310	100.0%	0.72%

As of March 31, 2019 and December 31, 2018, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At March 31, 2019		At December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$259,517	1.90%	$261,170	1.63%
Over six months through 12 months	294,722	2.33%	270,897	1.97%
Over 12 months	486,248	2.65%	418,167	2.38%
Total certificate of deposit of $100,000 or more	$1,040,487	2.37%	$950,234	2.06%

Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$927,593	$1,075,734
Maximum amount outstanding at any month-end during the period	987,835	1,099,429
Balance outstanding at end of period	866,005	1,099,429
Weighted average interest rate for the period	2.65%	1.88%
Weighted average interest rate at end of period	2.72%	2.05%
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
FHLBB borrowings decreased by $54.4 million to $730.0 million as of March 31, 2019 from the December 31, 2018 balance of $784.4 million. The decrease in FHLBB borrowings was primarily due to an increase in deposits balances.
Subordinated Debentures and Notes
As part of the acquisition of BankRI, the Company acquired two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month LIBOR plus 3.10% and 3-month LIBOR plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2019	$4,809	$4,803
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 19, 2019	4,713	4,704
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,950	73,926
			Total	$83,472	$83,433

The above carrying amounts of the subordinated debentures included $0.5 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of March 31, 2019. This compares to $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of December 31, 2018.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $0.2 million to $52.5 million as of March 31, 2019 from $52.7 million as of December 31, 2018.
The Company has access to a $12.0 million committed line of credit as of March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $361.0 million. As of March 31, 2019 and December 31, 2018, the Company did not have any borrowings on these uncommitted lines of credit.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2019 or December 31, 2018.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2019 and December 31, 2018:

	At March 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$789,915	$719,625
Pay fixed, receive variable	789,915	719,625
Risk participation-out agreements	150,624	100,531
Risk participation-in agreements	55,679	35,838
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,646	$6,573
Sells foreign currency, buys U.S. currency	1,652	6,582
Fixed weighted average interest rate from the Company to counterparty	4.12%	4.25%
Floating weighted average interest rate from counterparty to the Company	4.38%	4.00%
Weighted average remaining term to maturity (in months)	93	90
Fair value:
Recognized as an asset:
Loan level derivatives	$30,695	$22,013
Risk participation-out agreements	742	344
Foreign exchange contracts	41	131
Recognized as a liability:
Loan level derivatives	$30,695	$22,013
Risk participation-in agreements	230	84
Foreign exchange contracts	36	123

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $900.6 million as of March 31, 2019, representing a $0.5 million increase compared to $900.1 million at December 31, 2018. The increase primarily reflects net income attributable to the Company of $22.5 million for the three months ended March 31, 2019 and unrealized gain on securities available-for-sale of $5.1 million, offset by $18.7 million related to the acquisition of the noncontrolling interest in Eastern Funding, LLC and dividends paid by the Company of $8.4 million in that same period.
Stockholders' equity represented 11.98% of total assets as of March 31, 2019 and 12.18% of total assets as of December 31, 2018. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.99% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2019 and 10.15% as of December 31, 2018.
The dividend payout ratio was 37.28% for the three months ended March 31, 2019, compared to 37.11% for the same period in 2018.
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
Net Interest Income
Net interest income increased $3.5 million to $63.0 million for the three months ended March 31, 2019 from $59.5 million for the three months ended March 31, 2018. This increase reflects a $13.4 million increase in interest income on loans and leases, partially offset by an $9.9 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2019 and March 31, 2018 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2019 and March 31, 2018 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 2 basis points to 3.64% for the three months ended March 31, 2019 from 3.66% for the three months ended March 31, 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.09% for the three months ended March 31, 2019 from 4.60% for the three months ended March 31, 2018. Interest amortization and accretion on acquired loans totaled $0.1 million and contributed 1 basis point to loan yields during the three months ended March 31, 2019 compared to $0.7 million, or 1 basis point, for the three months ended

March 31, 2018, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment.
The yield on interest-earning assets increased to 4.84% for the three months ended March 31, 2019 from 4.35% for the three months ended March 31, 2018. This increase is the result of higher yields on loans and leases and investments. During the three months ended March 31, 2019, the Company recorded $1.1 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the three months ended March 31, 2019. The company recorded $0.6 million in prepayment penalties and late charges, which contributed 4 basis points to yields on interest-earning assets in the three months ended March 31, 2018.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 69 basis points to 1.66% for the three months ended March 31, 2019 from 0.97% for the three months ended March 31, 2018. Refer to "Financial Condition - Borrowed Funds" above for more details.
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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2019 and March 31, 2018. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$608,194	$3,289	2.16%	$647,501	$3,377	2.09%
Marketable and restricted equity securities	60,389	920	6.10%	64,127	923	5.76%
Short-term investments	33,034	267	3.23%	30,664	120	1.57%
Total investments	701,617	4,476	2.55%	742,292	4,420	2.38%
Commercial real estate loans (2)	3,376,576	40,019	4.74%	3,116,690	33,429	4.29%
Commercial loans (2)	792,695	9,603	4.85%	785,936	8,424	4.29%
Equipment financing (2)	988,193	17,985	7.28%	875,304	14,864	6.79%
Residential mortgage loans (2)	778,325	8,123	4.17%	704,666	6,733	3.82%
Other consumer loans (2)	408,177	5,051	5.01%	382,194	3,941	4.18%
Total loans and leases	6,343,966	80,781	5.09%	5,864,790	67,391	4.60%
Total interest-earning assets	7,045,583	85,257	4.84%	6,607,082	71,811	4.35%
Allowance for loan and lease losses	(58,749)			(58,986)
Non-interest-earning assets	447,204			379,213
Total assets	$7,434,038			$6,927,309
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$334,167	142	0.17%	$335,990	58	0.07%
Savings accounts	626,414	597	0.39%	649,224	401	0.25%
Money market accounts	1,676,199	5,275	1.28%	1,772,362	2,558	0.59%
Certificate of deposit	1,844,511	9,934	2.18%	1,247,049	4,082	1.33%
Total interest-bearing deposits (3)	4,481,291	15,948	1.44%	4,004,625	7,099	0.72%
Advances from the FHLBB	755,542	4,610	2.44%	956,298	3,748	1.57%
Subordinated debentures and notes	83,451	1,308	6.27%	83,289	1,282	6.16%
Other borrowed funds	88,600	221	1.01%	36,147	19	0.21%
Total borrowed funds	927,593	6,139	2.65%	1,075,734	5,049	1.88%
Total interest-bearing liabilities	5,408,884	22,087	1.66%	5,080,359	12,148	0.97%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,026,970			931,685
Other non-interest-bearing liabilities	111,174			77,169
Total liabilities	6,547,028			6,089,213
Brookline Bancorp, Inc. stockholders' equity	886,639			829,598
Noncontrolling interest in subsidiary	371			8,498
Total liabilities and stockholders' equity	$7,434,038			$6,927,309
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		63,170	3.18%		59,663	3.38%
Less adjustment of tax-exempt income		171			172
Net interest income		$62,999			$59,491
Net interest margin (5)			3.64%			3.66%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.17% and 0.58% in the three months ended March 31, 2019 and March 31, 2018, respectively.
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

	Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(201)	$113	$(88)
Marketable and restricted equity securities	(55)	52	(3)
Short-term investments	10	137	147
Total investments	(246)	302	56
Loans and leases:
Commercial real estate loans	2,919	3,671	6,590
Commercial loans and leases	73	1,106	1,179
Equipment financing	2,001	1,120	3,121
Residential mortgage loans	741	649	1,390
Other consumer loans	283	827	1,110
Total loans	6,017	7,373	13,390
Total change in interest and dividend income	5,771	7,675	13,446
Interest expense:
Deposits:
NOW accounts	—	84	84
Savings accounts	(15)	211	196
Money market accounts	(147)	2,864	2,717
Certificate of deposit	2,507	3,345	5,852
Total deposits	2,345	6,504	8,849
Borrowed funds:
Advances from the FHLBB	(890)	1,752	862
Subordinated debentures and notes	3	23	26
Other borrowed funds	56	146	202
Total borrowed funds	(831)	1,921	1,090
Total change in interest expense	1,514	8,425	9,939
Change in tax-exempt income	(1)	—	(1)
Change in net interest income	$4,258	$(750)	$3,508

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$40,019	$33,430	$6,589	19.7%
Commercial loans	9,494	8,305	1,189	14.3%
Equipment financing	17,985	14,864	3,121	21.0%
Residential mortgage loans	8,123	6,733	1,390	20.6%
Other consumer loans	5,051	3,940	1,111	28.2%
Total interest income—loans and leases	$80,672	$67,272	$13,400	19.9%
Interest income from loans and leases was $80.7 million for the three months ended March 31, 2019, and represented a yield on total loans of 5.09%. This compares to $67.3 million of interest on loans and a yield of 4.60% for March 31, 2018. The $13.4 million increase in interest income from loans and leases was primarily attributable to $6.0 million in origination volume and $7.4 million in a change in interest rates.
Accretion on acquired loans and leases totaled $0.1 million, or 1 basis point to the Company's net interest margin for the three months ended March 31, 2019. Accretion on acquired loans and leases was minimal and did not contribute any basis points to the company's net interest margin for the three months ended March 31, 2018.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,236	$3,323	$(87)	(2.6)%
Marketable and restricted equity securities	911	924	(13)	(1.4)%
Short-term investments	267	120	147	122.5%
Total interest income—investments	$4,414	$4,367	$47	1.1%
Total investment income was $4.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the yield on total investments was 2.6% and 2.4%, respectively. The year-over-year increase in interest income on investments of $47 thousand, or 1.1%, was driven by a $302 thousand increase due to rates and a $246 thousand decrease due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$142	$58	$84	144.8%
Savings accounts	597	401	196	48.9%
Money market accounts	5,275	2,558	2,717	106.2%
Certificates of deposit	9,934	4,082	5,852	143.4%
Total interest expense - deposits	15,948	7,099	8,849	124.7%
Borrowed funds:
Advances from the FHLBB	4,610	3,748	862	23.0%
Subordinated debentures and notes	1,308	1,282	26	2.0%
Other borrowed funds	221	19	202	1,063.2%
Total interest expense - borrowed funds	6,139	5,049	1,090	21.6%
Total interest expense	$22,087	$12,148	$9,939	81.8%
Deposits
Interest expense on deposits increased $8.8 million, or 124.7%, to $15.9 million for the three months ended March 31, 2019 from $7.1 million for the three months ended March 31, 2018. The increase in interest expense on deposits was due to a $6.5 million increase due to rate increases and a $2.3 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the three months ended March 31, 2019 was $185.0 thousand and 1 basis point, compared to $82.0 thousand and 1 basis point for the three months ended March 31, 2018.
Borrowed Funds
Interest expense on borrowed funds increased by $1.1 million, or 21.6%, to $6.1 million for the three months ended March 31, 2019 from $5.0 million for the three months ended March 31, 2018. The cost of borrowed funds increased to 2.65% for the three months ended March 31, 2019 from 1.88% for the three months ended March 31, 2018. The increase in interest expense was driven by an increase of $1.9 million due to borrowing rates and an decrease of $0.8 million due to volume. For the three months ended March 31, 2019, there was purchase accounting accretion of $14.0 thousand and no basis points on acquired borrowed funds compared to accretion of $15.0 thousand and no basis points for the three months ended March 31, 2018.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$162	$252	$(90)	(35.7)%
Commercial	1,081	451	630	139.7%
Consumer	207	(76)	283	372.4%
Total provision for loan and lease losses	1,450	627	823	131.3%
Unfunded credit commitments	(97)	14	(111)	(792.9)%
Total provision for credit losses	$1,353	$641	$712	111.1%
For the three months ended March 31, 2019, the provision for credit losses increased $0.7 million, or 111.1%, to $1.4 million from $0.6 million for the three months ended March 31, 2018. The increase in the provision for credit losses for the three months ended March 31, 2019 was primarily driven by an increase in net charge-offs, partially offset by a decrease in reserves for loan growth and the changes in historical loss factors applied to the commercial real estate and commercial portfolios during the quarter.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Deposit fees	$2,523	$2,463	$60	2.4%
Loan fees	413	290	123	42.4%
Loan level derivative income, net	1,745	866	879	101.5%
Gain on sales of investment securities	134	1,162	(1,028)	(88.5)%
Gain on sales of loans and leases held-for-sale	289	299	(10)	(3.3)%
Other	1,526	1,088	438	40.3%
Total non-interest income	$6,630	$6,168	$462	7.5%
For the three months ended March 31, 2019, non-interest income increased $0.5 million, or 7.5%, to $6.6 million as compared to $6.2 million for the same period in 2018. This increase is primarily due to a $0.9 million increase in loan level derivative income and a $0.4 million increase in other income partially offset by a $1.0 million decrease in gain on sales of investment securities.
Loan level derivative income increased $0.9 million, or 101.5%, to $1.7 million for the three months ended March 31, 2019 from $0.9 million for the same period in 2018, primarily driven by an increase of 12 loan level derivative transactions completed for the three months ended March 31, 2019.
Gain on sales of investment securities decreased $1.0 million, or 88.5%, to $0.1 million for the three months ended March 31, 2019 from $1.2 million for the same period in 2018, primarily driven by a high volume of restricted equity securities sold in the first quarter of 2018 as compared to no sales for the same period in 2019.
Other income increased $0.4 million, or 40.3%, to $1.5 million for the three months ended March 31, 2019 from $1.1 million for the same period in 2018, primarily driven by an increase in gain on interest rate derivatives, agency commissions insurance and foreign exchange outgoing wire income.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Compensation and employee benefits	$23,743	$22,314	$1,429	6.4%
Occupancy	3,947	3,959	(12)	(0.3)%
Equipment and data processing	4,661	4,618	43	0.9%
Professional services	1,076	1,144	(68)	(5.9)%
FDIC insurance	593	635	(42)	(6.6)%
Advertising and marketing	1,069	1,057	12	1.1%
Amortization of identified intangible assets	402	467	(65)	(13.9)%
Merger and acquisition expense	—	2,905	(2,905)	(100.0)%
Other	3,380	2,839	541	19.1%
Total non-interest expense	$38,871	$39,938	$(1,067)	(2.7)%
For the three months ended March 31, 2019, non-interest expense decreased $1.1 million, or 2.7%, to $38.9 million as compared to $39.9 million for the same period in 2018. The decrease is due to a $2.9 million decrease in merger and acquisition expense, offset by a $1.4 million increase in compensation and employee benefits expense, and a $0.5 million increase in other expense.
Compensation and employee benefits expense increased $1.4 million, or 6.4%, to $23.7 million for the three months ended March 31, 2019 from $22.3 million for the same period in 2018, primarily driven by an increase in employee headcount and incentive plan expenses.
Merger and acquisition expense decreased $2.9 million, or 100.0%, to zero for the three months ended March 31, 2019 from $2.9 million for the same period in 2018, due to the First Commons Bank acquisition in 2018.
Other income expense increased $0.5 million, or 19.1%, to $3.4 million for the three months ended March 31, 2019 from $2.8 million for the same period in 2018, due to expenses related to troubled loans including workout, OREO and legal expenses.
Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Income before provision for income taxes	$29,405	$25,080	$4,325	17.2%
Provision for income taxes	6,895	5,652	1,243	22.0%
Net income, before non-controlling interest in subsidiary	$22,510	$19,428	$3,082	15.9%
Effective tax rate	23.4%	22.5%	N/A	4.0%
The Company recorded income tax expense of $6.9 million for the three months ended March 31, 2019, compared to $5.7 million for the three months ended March 31, 2018, representing effective tax rates of 23.4% and 22.5%, respectively. The increase in the Company's effective tax rate for the three months ended March 31, 2019 was primarily driven by the changes in discrete items that were recognized during each period.

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
Deposits, which are considered the most stable source of liquidity, totaled $5.6 billion as of March 31, 2019 and represented 86.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.5 billion, or 85.6% of total funding, as of December 31, 2018. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.7 billion as of March 31, 2019 and represented 66.1% of total deposits, compared to core deposits of $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Additionally, the Company had $350.4 million of brokered deposits as of March 31, 2019, which represented 6.2% of total deposits, compared to $350.7 million or 6.4% of total deposits, as of December 31, 2018. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $866.0 million as of March 31, 2019, representing 13.4% of total funding, compared to $920.5 million, or 14.4% of total funding, as of December 31, 2018.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2019 and December 31, 2018, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.1 billion based on the level of qualifying collateral available for these borrowings.
As of March 31, 2019, the Banks also have access to funding through certain uncommitted lines of credit of $361.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2019. As of March 31, 2019, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $138.9 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2019. As of March 31, 2019, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 0% and 10% of total assets. As of March 31, 2019, cash, cash equivalents and investment securities available-for-sale totaled $601.4 million, or 8.0% of total assets. This compares to $592.4 million, or 8.0% of total assets as of December 31, 2018.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2019	At December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$108,311	$76,642
Commercial	75,321	75,713
Residential mortgage	18,752	16,363
Unadvanced portion of loans and leases	720,852	707,997
Unused lines of credit:
Home equity	503,283	487,476
Other consumer	36,293	50,404
Other commercial	455	347
Unused letters of credit:
Financial standby letters of credit	10,026	11,491
Performance standby letters of credit	3,332	3,075
Commercial and similar letters of credit	4,573	4,573
Loan level derivatives:
Receive fixed, pay variable	789,915	714,500
Pay fixed, receive variable	789,915	714,500
Risk participation-out agreements	150,624	100,531
Risk participation-in agreements	55,679	35,838
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,646	6,573
Sells foreign currency, buys U.S. currency	1,652	6,582

Capital Resources
As of March 31, 2019, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2019, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2019 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2019:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$740,994	11.64%	$286,467	4.50%	$445,615	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	750,516	10.31%	291,180	4.00%	291,180	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	750,516	11.79%	381,942	6.00%	541,084	8.50%	N/A	N/A
Total risk-based capital ratio (4)	884,268	13.89%	509,298	8.00%	668,453	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$493,523	11.70%	$189,817	4.50%	$295,270	7.00%	$274,179	6.50%
Tier 1 leverage capital ratio (2)	493,523	10.64%	185,535	4.00%	185,535	4.00%	231,919	5.00%
Tier 1 risk-based capital ratio (3)	493,523	11.70%	253,089	6.00%	358,542	8.50%	337,452	8.00%
Total risk-based capital ratio (4)	532,850	12.63%	337,514	8.00%	442,987	10.50%	421,892	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$215,639	11.57%	$83,870	4.50%	$130,464	7.00%	$121,146	6.50%
Tier 1 leverage capital ratio (2)	215,639	9.49%	90,891	4.00%	90,891	4.00%	113,614	5.00%
Tier 1 risk-based capital ratio (3)	215,639	11.57%	111,827	6.00%	158,421	8.50%	149,102	8.00%
Total risk-based capital ratio (4)	233,628	12.53%	149,164	8.00%	195,778	10.50%	186,455	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$40,056	14.11%	$12,775	4.50%	$19,872	7.00%	$18,452	6.50%
Tier 1 leverage capital ratio (2)	40,056	9.63%	16,638	4.00%	16,638	4.00%	20,798	5.00%
Tier 1 risk-based capital ratio (3)	40,056	14.11%	17,033	6.00%	24,130	8.50%	22,711	8.00%
Total risk-based capital ratio (4)	42,541	14.99%	22,704	8.00%	29,799	10.50%	28,380	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2018 for the Company and the Banks under the regulatory capital rules then in effect.

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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of March 31, 2019 or December 31, 2018. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2019.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2019, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2019		December 31, 2018
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$24,103	9.5%	$20,134	8.0%
Up 200 basis points ramp	10,380	4.1%	9,353	3.7%
Up 100 basis points ramp	5,449	2.1%	4,982	2.0%
Down 100 basis points ramp	(10,727)	(4.2)%	(9,894)	(3.9)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 9.5% as of March 31, 2019, compared to a positive 8.0% as of December 31, 2018. The slight increase in asset sensitivity was due to a change in the funding mix, as core deposits replaced wholesale borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2019, the Company’s one-year cumulative gap was a positive $90.9 million, or 1.29% of total interest-earning assets, compared with a positive $12.4 million, or 0.18% of total interest-earning assets, at December 31, 2018.

The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2018 Annual Report on Form 10-K.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of March 31, 2019, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2019	At December 31, 2018
Up 300 basis points	6.6%	2.5%
Up 200 basis points	5.4%	2.5%
Up 100 basis points	3.7%	2.1%
Down 100 basis points	(9.4)%	(7.0)%

The Company's EVE sensitivity increased from December 31, 2018 to March 31, 2019 due to the shortened duration of the loan and investment portfolios as well as the lengthening of the deposit base.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2018 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (2) Unaudited Consolidated Statements of Income for the three months March 31, 2019 and March 31, 2018; (3) Unaudited Consolidated Statements of Comprehensive Income for the three months March 31, 2019 and March 31, 2018; (4) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and March 31, 2018; (5) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018; and (6) Notes to Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2019 and March 31, 2018.

_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 8, 2019	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)