Form 10-Q
period 2019-06-30
BROOKLINE BANCORP INC
filed 2019-08-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           N/A           to                                 .

Commission file number 0-23695

BROOKLINE BANCORP INC.
(Exact name of registrant as specified in its charter)

Delaware			04-3402944
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

131 Clarendon Street	Boston	MA	02116
(Address of principal executive offices)			(Zip Code)
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

At July 31, 2019, the number of shares of common stock, par value $0.01 per share, outstanding was 79,834,205.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2019	At December 31, 2018
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$46,532	$47,542
Short-term investments	46,264	42,042
Total cash and cash equivalents	92,796	89,584
Investment securities available-for-sale	482,497	502,793
Investment securities held-to-maturity (fair value of $104,085 and $112,830, respectively)	103,572	114,776
Equity securities held-for-trading	4,698	4,207
Total investment securities	590,767	621,776
Loans held-for-sale	1,575	3,247
Loans and leases:
Commercial real estate loans	3,493,554	3,351,736
Commercial loans and leases	1,826,336	1,768,958
Consumer loans	1,185,439	1,182,822
Total loans and leases	6,505,329	6,303,516
Allowance for loan and lease losses	(58,635)	(58,692)
Net loans and leases	6,446,694	6,244,824
Restricted equity securities	55,270	61,751
Premises and equipment, net of accumulated depreciation of $73,417 and $70,140, respectively	75,373	76,382
Right-of-use asset operating leases	25,928	—
Deferred tax asset	25,629	21,495
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $37,999 and $35,818, respectively	5,264	6,086
Other real estate owned ("OREO") and repossessed assets, net	1,966	4,019
Other assets	155,291	103,214
Total assets	$7,636,980	$7,392,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,042,854	$1,033,551
Interest-bearing deposits:
NOW accounts	340,082	336,317
Savings accounts	585,322	619,961
Money market accounts	1,669,782	1,675,050
Certificate of deposit accounts	1,984,453	1,789,165
Total interest-bearing deposits	4,579,639	4,420,493
Total deposits	5,622,493	5,454,044
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	791,559	784,375
Subordinated debentures and notes	83,512	83,433
Other borrowed funds	55,693	52,734
Total borrowed funds	930,764	920,542
Operating lease liabilities	25,928	—
Mortgagors' escrow accounts	6,823	7,426
Accrued expenses and other liabilities	132,504	100,174
Total liabilities	6,718,512	6,482,186

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	737,584	755,629
Retained earnings, partially restricted	238,625	212,838
Accumulated other comprehensive loss	1,141	(9,460)
Treasury stock, at cost; 5,025,764 shares and 5,020,025 shares, respectively	(59,199)	(59,120)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 98,208 shares and 109,950 shares, respectively	(535)	(599)
Total Brookline Bancorp, Inc. stockholders' equity	918,468	900,140
Noncontrolling interest in subsidiary	—	10,479
Total stockholders' equity	918,468	910,619
Total liabilities and stockholders' equity	$7,636,980	$7,392,805

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$82,798	$73,329	$163,470	$140,601
Debt securities	3,158	3,563	6,394	6,886
Marketable and restricted equity securities	877	1,003	1,788	1,927
Short-term investments	351	179	618	299
Total interest and dividend income	87,184	78,074	172,270	149,713
Interest expense:
Deposits	17,712	9,219	33,660	16,318
Borrowed funds	6,338	6,138	12,477	11,187
Total interest expense	24,050	15,357	46,137	27,505
Net interest income	63,134	62,717	126,133	122,208
Provision for credit losses	3,757	1,470	5,110	2,111
Net interest income after provision for credit losses	59,377	61,247	121,023	120,097
Non-interest income:
Deposit fees	2,680	2,620	5,203	5,083
Loan fees	398	330	811	620
Loan level derivative income, net	1,772	571	3,517	1,437
Gain on investment securities, net	357	—	491	1,162
Gain on sales of loans and leases held-for-sale	561	722	850	1,021
Other	1,710	1,283	3,236	2,371
Total non-interest income	7,478	5,526	14,108	11,694
Non-interest expense:
Compensation and employee benefits	23,953	22,565	47,696	44,879
Occupancy	3,752	3,879	7,699	7,838
Equipment and data processing	4,641	4,368	9,302	8,986
Professional services	1,087	1,055	2,163	2,199
FDIC insurance	745	514	1,338	1,149
Advertising and marketing	1,112	1,118	2,181	2,175
Amortization of identified intangible assets	420	539	822	1,006
Merger and acquisition expense	—	334	—	3,239
Other	3,894	3,330	7,274	6,169
Total non-interest expense	39,604	37,702	78,475	77,640
Income before provision for income taxes	27,251	29,071	56,656	54,151
Provision for income taxes	6,780	7,342	13,675	12,994
Net income before noncontrolling interest in subsidiary	20,471	21,729	42,981	41,157
Less: net income attributable to noncontrolling interest in subsidiary	—	898	43	1,693
Net income attributable to Brookline Bancorp, Inc.	$20,471	$20,831	$42,938	$39,464
Earnings per common share:
Basic	$0.26	$0.26	$0.54	$0.50
Diluted	0.26	0.26	0.54	0.50
Weighted average common shares outstanding during the year:
Basic	79,669,922	80,184,977	79,664,284	79,038,041
Diluted	79,886,292	80,505,614	79,859,572	79,342,463
Dividends paid per common share	$0.110	$0.100	$0.215	$0.190

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$20,471	$21,729	$42,981	$41,157

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	7,099	(2,244)	13,598	(9,645)
Income tax benefit (expense)	(1,565)	495	(2,997)	2,127
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	5,534	(1,749)	10,601	(7,518)
Less reclassification adjustments for securities gains included in net income:
Loss on sales of securities, net	—	—	—	(68)
Income tax benefit	—	—	—	15
Net reclassification adjustments for securities gains included in net income	—	—	—	(53)
Net unrealized securities holding (losses) gains	5,534	(1,749)	10,601	(7,465)

Comprehensive income	26,005	19,980	53,582	33,692
Less: Net income attributable to noncontrolling interest in subsidiary	—	898	43	1,693
Comprehensive income attributable to Brookline Bancorp, Inc.	$26,005	$19,082	$53,539	$31,999

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	42,938	—	—	—	42,938	—	42,938
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	10,601	—	—	10,601	—	10,601
Common stock dividends of $0.215 per share	—	—	(17,151)	—	—	—	(17,151)	—	(17,151)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,697)	—	—	—	—	(18,697)	(10,522)	(29,219)
Compensation under recognition and retention plan	—	1,470	—	—	(79)	—	1,391	—	1,391
Common stock held by ESOP committed to be released (11,742 shares)	—	112	—	—	—	64	176	—	176
Balance at June 30, 2019	$852	$737,584	$238,625	$1,141	$(59,199)	$(535)	$918,468	$—	$918,468

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	39,464	—	—	—	39,464	—	39,464
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,693	1,693
Common stock issued for acquisition	35	55,146	—	—	—	—	55,181	—	55,181
Issuance of noncontrolling interest	—	—	—	—	—	—	—	129	129
Other comprehensive income	—	—	—	(7,465)	—	—	(7,465)	—	(7,465)
Common stock dividends of $0.19 per share	—	—	(14,947)	—	—	—	(14,947)	—	(14,947)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,490)	(1,490)
Restricted stock awards issued, net of awards surrendered	—	946	—	—	—	—	946	—	946
Common stock held by ESOP committed to be released (16,188 shares)	—	186	—	—	—	88	274	—	274
Balance at June 30, 2018	$852	$756,254	$185,734	$(13,415)	$(51,454)	$(688)	$877,283	$9,085	$886,368

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2019	$852	$736,872	$226,929	$(4,393)	$(59,121)	$(567)	$900,572	$—	$900,572
Net income attributable to Brookline Bancorp, Inc.	—	—	20,471	—	—	—	20,471	—	20,471
Other comprehensive income	—	—	—	5,534	—	—	5,534	—	5,534
Common stock dividends of $0.11 per share	—	—	(8,775)	—	—	—	(8,775)	—	(8,775)
Compensation under recognition and retention plan	—	656	—	—	(78)	—	578	—	578
Common stock held by ESOP committed to be released (5,871 shares)	—	56	—	—	—	32	88	—	88
Balance at June 30, 2019	$852	$737,584	$238,625	$1,141	$(59,199)	$(535)	$918,468	$—	$918,468

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2018	$852	$755,843	$172,934	$(11,666)	$(51,454)	$(732)	$865,777	$8,969	$874,746
Net income attributable to Brookline Bancorp, Inc.	—	—	20,831	—	—	—	20,831	—	20,831
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	898	898
Other comprehensive income	—	—	—	(1,749)	—	—	(1,749)	—	(1,749)
Common stock dividends of $0.10 per share	—	—	(8,031)	—	—	—	(8,031)	—	(8,031)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,490)	(1,490)
Redemption of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	708	708
Compensation under recognition and retention plan	—	313	—	—	—	—	313	—	313
Common stock held by ESOP committed to be released (8,094 shares)	—	98	—	—	—	44	142	—	142
Balance at June 30, 2018	$852	$756,254	$185,734	$(13,415)	$(51,454)	$(688)	$877,283	$9,085	$886,368

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$42,938	$39,464
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	43	1,693
Provision for credit losses	5,110	2,111
Origination of loans and leases held-for-sale	(14,104)	(12,648)
Proceeds from sales of loans and leases held-for-sale, net	16,364	15,185
Deferred income tax benefit	(499)	(3,653)
Depreciation of premises and equipment	3,514	3,628
Amortization of investment securities premiums and discounts, net	916	875
Amortization of deferred loan and lease origination costs, net	3,521	3,417
Amortization of identified intangible assets	822	1,006
Amortization of debt issuance costs	50	50
(Accretion) amortization of acquisition fair value adjustments, net	(693)	212
Gain on investment securities, net	(491)	(1,162)
Gain on sales of loans and leases held-for-sale	(850)	(1,021)
Loss on sales of OREO and other repossessed assets, net	130	—
Write-down of OREO and other repossessed assets	219	252
Compensation under recognition and retention plans	1,520	1,032
ESOP shares committed to be released	176	274
Net change in:
Cash surrender value of bank-owned life insurance	(512)	(512)
Other assets	(51,562)	(8,210)
Accrued expenses and other liabilities	32,266	14,226
Net cash provided from operating activities	38,878	56,219

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	1,470
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	33,229	43,569
Purchases of investment securities available-for-sale	—	(73,852)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	11,453	1,790
Purchases of investment securities held-to-maturity	(500)	(8,915)
Proceeds from redemption/sales of restricted equity securities	12,759	2,820
Purchase of restricted equity securities	(6,278)	(10,564)
Proceeds from sales of loans and leases held-for-investment, net	7,682	3,178
Net increase in loans and leases	(219,921)	(451,145)
Acquisitions, net of cash and cash equivalents acquired	—	(24,659)
Purchase of premises and equipment, net	(2,590)	(2,621)
Proceeds from sales of OREO and other repossessed assets	3,926	1,241
Net cash used for investing activities	(160,240)	(517,688)
		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2019	2018
	(In Thousands)

Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(26,839)	(6,252)
Increase in certificates of deposit	195,854	332,862
Proceeds from FHLBB advances	2,752,800	4,598,000
Repayment of FHLBB advances	(2,745,616)	(4,496,818)
Increase (decrease) in other borrowed funds, net	2,959	(11,159)
(Decrease) increase in mortgagors' escrow accounts, net	(603)	436
Common stock issued for acquisition	—	55,181
Payment of dividends on common stock	(17,151)	(14,947)
Payment of income taxes for shares withheld in share based activity	(49)	—
Redemption of noncontrolling interest in subsidiary	(35,851)	—
Proceeds from issuance of noncontrolling units	—	129
Payment of dividends to owners of noncontrolling interest in subsidiary	(930)	(1,490)
Net cash provided from financing activities	124,574	455,942
Net increase (decrease) in cash and cash equivalents	3,212	(5,527)
Cash and cash equivalents at beginning of period	89,584	61,005
Cash and cash equivalents at end of period	$92,796	$55,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$46,125	$26,746
Income taxes	15,386	10,719
Non-cash investing activities:
Transfer from loans to other real estate owned	2,222	1,426
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$292,025
Fair value of liabilities assumed	—	278,988

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered trust companies, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also secondarily subject to supervision, examination and regulation by the FDIC. As previously disclosed on a Form 8-K filed with the SEC, on July 31, 2019, Brookline Bank ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company.
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
(2) Recent Accounting Pronouncements
In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to improve the Codifications or correct any unintended application.  Codification improvements to Update 2016-13 (Topic 326) will be effective on the same date as requirements in 2016-13.  Codification improvements to Update 2017-12 (Topic 815) will be effective as of the beginning of the first annual period beginning after the issuance date and Update 2016-01 (Topic 825) will be effective for fiscal years beginning after December 15, 2019.  Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2019.
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
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), to add additional guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. Management is still determining the impact of this ASU, if any, as of June 30, 2019.
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2019.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which likely losses can be calculated and recorded. The new process will require institutions to account for likely losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied prospectively to debt securities marked as other than temporarily impaired. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. In November 2018, FASB issued ASU 2018-19 to clarify that operating lease receivables are not in scope of the credit losses standard. Management has determined that ASU 2016-13 does apply, but has not determined the impact, if any, as of June 30, 2019. In preparation for the adoption in 2020 of this ASU, management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team, has developed an approach for implementation and has selected a third party software service provider. The new software model will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted economic conditions. The project team is in the testing phase of the third party software by validating model results and assessing material data inputs and potential model assumptions. The Company has also begun developing accounting policies and establishing internal controls relevant to the updated methodologies and models.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(3) Investment Securities
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$183,562	$2,359	$93	$185,828
GSE CMOs	98,078	85	1,303	96,860
GSE MBSs	153,292	503	999	152,796
SBA commercial loan asset-backed securities	40	—	—	40
Corporate debt obligations	32,552	291	25	32,818
U.S. Treasury bonds	13,832	323	—	14,155
Total investment securities available-for-sale	$481,356	$3,561	$2,420	$482,497
Investment securities held-to-maturity:
GSE debentures	$44,592	$116	$51	$44,657
GSEs MBSs	10,608	—	114	10,494
Municipal obligations	47,872	567	5	48,434
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$103,572	$683	$170	$104,085
Equity securities held-for-trading				$4,698

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,072	$99	$3,092	$181,079
GSE CMOs	107,363	17	4,250	103,130
GSE MBSs	169,334	124	4,369	165,089
SBA commercial loan asset-backed securities	51	—	—	51
Corporate debt obligations	40,618	—	910	39,708
U.S. Treasury bonds	13,812	65	141	13,736
Total investment securities available-for-sale	$515,250	$305	$12,762	$502,793
Investment securities held-to-maturity:
GSE debentures	$50,546	$22	$967	$49,601
GSEs MBSs	11,426	—	295	11,131
Municipal obligations	52,304	10	716	51,598
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$114,776	$32	$1,978	$112,830
Equity securities held-for-trading				$4,207

As of June 30, 2019, the fair value of all investment securities available-for-sale was $482.5 million, with net unrealized gains of $1.1 million, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of June 30, 2019, $231.4 million, or 48.0% of the portfolio, had gross unrealized losses of $2.4 million, compared to $466.7 million, or 92.8% of the portfolio, with gross unrealized losses of $12.8 million as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

As of June 30, 2019, the fair value of all investment securities held-to-maturity was $104.1 million, with net unrealized gains of $0.5 million, compared to a fair value of $112.8 million with net unrealized losses of $1.9 million as of December 31, 2018. As of June 30, 2019, $27.9 million, or 26.8% of the portfolio, had gross unrealized losses of $0.2 million. As of December 31, 2018, $102.1 million, or 90.5% of the portfolio had gross unrealized losses of $2.0 million.
As of June 30, 2019, the Company reported a fair value of $4.7 million of equity securities held-for-trading. As of December 31, 2018, the Company reported a fair value of $4.2 million of equity securities held-for-trading.
Investment Securities as Collateral
As of June 30, 2019 and December 31, 2018, respectively, $431.5 million and $442.5 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2019 and December 31, 2018.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of June 30, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$—	$—	$33,915	$93	$33,915	$93
GSE CMOs	—	—	76,278	1,303	76,278	1,303
GSE MBSs	3,887	7	107,772	992	111,659	999
SBA commercial loan asset-backed securities	—	—	40	—	40	—
Corporate debt obligations	—	—	9,478	25	9,478	25
U.S. Treasury bonds	—	—	—	—	—	—
Temporarily impaired investment securities available-for-sale	3,887	7	227,483	2,413	231,370	2,420
Investment securities held-to-maturity:
GSE debentures	—	—	11,689	51	11,689	51
GSEs MBSs	—	—	10,413	114	10,413	114
Municipal obligations	—	—	5,828	5	5,828	5
Foreign government obligations	—	—	—	—	—	—
Temporarily impaired investment securities held-to-maturity	—	—	27,930	170	27,930	170
Total temporarily impaired investment securities	$3,887	$7	$255,413	$2,583	$259,300	$2,590

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$25,780	$191	$130,284	$2,901	$156,064	$3,092
GSE CMOs	—	—	102,630	4,250	102,630	4,250
GSE MBSs	21,487	113	138,051	4,256	159,538	4,369
SBA commercial loan asset-backed securities	—	—	51	—	51	—
Corporate debt obligations	10,019	93	29,689	817	39,708	910
U.S. Treasury bonds	3,927	37	4,753	104	8,680	141
Temporarily impaired investment securities available-for-sale	61,213	434	405,458	12,328	466,671	12,762
Investment securities held-to-maturity:
GSE debentures	—	—	40,653	967	40,653	967
GSEs MBSs	—	—	11,080	295	11,080	295
Municipal obligations	14,813	107	35,058	609	49,871	716
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	14,813	107	87,291	1,871	102,104	1,978
Total temporarily impaired investment securities	$76,026	$541	$492,749	$14,199	$568,775	$14,740

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of June 30, 2019. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of June 30, 2019. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of June 30, 2019, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $19.4 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $20.6 million as of December 31, 2018.
As of June 30, 2019, the Company owned 60 GSE debentures with a total fair value of $185.8 million, and a net unrealized gain of $2.3 million. As of December 31, 2018, the Company held 60 GSE debentures with a total fair value of $181.1 million, with a net unrealized loss of $3.0 million. As of June 30, 2019, 10 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2019, the Company did not purchase any GSE debentures. This compares to $33.9 million purchased during the same period in 2018.
As of June 30, 2019, the Company owned 61 GSE CMOs with a total fair value of $96.9 million and a net unrealized loss of $1.2 million. As of December 31, 2018, the Company held 61 GSE CMOs with a total fair value of $103.1 million with a net unrealized loss of $4.2 million. As of June 30, 2019, 37 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2019 and 2018, the Company did not purchase any GSE CMOs.
As of June 30, 2019, the Company owned 155 GSE MBSs with a total fair value of $152.8 million and a net unrealized loss of $0.5 million. As of December 31, 2018, the Company held 165 GSE MBSs with a total fair value of $165.1 million with a net unrealized loss of $4.2 million. As of June 30, 2019, 68 of the 155 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 93 of the 165 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2019, the Company did not purchase any GSE MBSs. This compares to $15.2 million purchased during the same period in 2018.
SBA Commercial Loan Asset-Backed
As of June 30, 2019, the Company owned 4 SBA securities with a total fair value of $40.0 thousand, which approximated amortized cost. As of December 31, 2018, the Company owned 4 SBA securities with a total fair value of $51.0 thousand, which approximated amortized cost. As of June 30, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all 4 of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the six months ended June 30, 2019 and 2018, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2019, the Company held 9 corporate obligation securities with a total fair value of $32.8 million and a net unrealized gain of $0.3 million. As of December 31, 2018, the Company held 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized loss of $0.9 million. As of June 30, 2019, 3 of the 9 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all 11 of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2019 and 2018, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2019, the Company owned 3 U.S. Treasury bonds with a total fair value of $14.2 million and an unrealized gain of $0.3 million. This compares to 3 U.S. Treasury bonds with a total fair value of $13.7 million and an unrealized loss of $0.1 million as of December 31, 2018. During the six months ended June 30, 2019 the Company did not purchase any U.S. Treasury bonds. This compares to $24.7 million purchased during the same period in 2018.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of June 30, 2019 and December 31, 2018, the Company owned 3 equity securities held-for-trading with a fair value of $4.7 million and $4.2 million, respectively.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at June 30, 2019. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of June 30, 2019, the Company owned 16 GSE debentures with a total fair value of $44.7 million and a net unrealized gain of $0.1 million. As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and an unrealized loss of $0.9 million. As of June 30, 2019, 4 of the 16 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2019, the Company did not purchase any GSE debentures as compared to the same period in 2018, when the Company purchased a total of $8.9 million in GSE debentures.
As of June 30, 2019, the Company owned 11 GSE MBSs with a total fair value of $10.5 million and an unrealized loss of $0.1 million. As of December 31, 2018, the Company owned 11 GSE MBSs with a total fair value of $11.1 million and an unrealized loss of $0.3 million. As of June 30, 2019 and December 31, 2018, 8 of the 11 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2019 and 2018, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of June 30, 2019, the Company owned 95 municipal obligation securities with a total fair value of $48.4 million and a net unrealized gain of $0.6 million. As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value of $51.6 million and an unrealized loss of $0.7 million. As of June 30, 2019, 14 of the 95 securities in this portfolio were in an unrealized loss position as compared to December 31, 2018, when 94 of the 98 securities were in an unrealized loss position. During the six months ended June 30, 2019 and 2018, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of June 30, 2019 and December 31, 2018, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2019 and December 31, 2018 respectively, the security was not in an unrealized loss position. During the six months ended June 30, 2019 the Company repurchased the foreign government obligation that had matured, during the same period in 2018, the Company did not purchase any foreign government obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2019			At December 31, 2018
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$9,012	$8,989	1.86%	$12,041	$12,007	2.03%
After 1 year through 5 years	195,309	197,035	2.15%	195,701	192,692	2.14%
After 5 years through 10 years	101,895	102,739	2.21%	115,665	112,819	2.18%
Over 10 years	175,140	173,734	2.12%	191,843	185,275	2.17%
	$481,356	$482,497	2.15%	$515,250	$502,793	2.16%
Investment securities held-to-maturity:
Within 1 year	$6,518	$6,522	1.89%	$7,640	$7,618	1.17%
After 1 year through 5 years	75,042	75,417	1.89%	72,735	71,492	1.84%
After 5 years through 10 years	11,484	11,733	1.80%	23,025	22,640	2.20%
Over 10 years	10,528	10,413	1.85%	11,376	11,080	2.13%
	$103,572	$104,085	1.88%	$114,776	$112,830	1.89%

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
As of June 30, 2019, issuers of debt securities with an estimated fair value of $19.8 million had the right to call or prepay the obligations. Of the $19.8 million, approximately $12.0 million matures in 1 - 5 years, $7.8 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2018, issuers of debt securities with an estimated fair value of approximately $19.1 million had the right to call or prepay the obligations. Of the $19.1 million, $8.4 million matures in 1-5 years, $10.7 million matures in 6-10 years, and none mature after ten years.
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
During the month of March 2018, the Company, through Brookline Bank’s wholly owned subsidiary, LSC, sold 3 trust preferred securities with a book value of $1.5 million for a loss of $0.1 million. The table on the following page includes the activity with respect to the sale of the trust preferred securities and restricted equity securities.
There were no securities sold during the six months ended June 30, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Sales of investment and restricted equity securities are summarized as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(In Thousands)
Proceeds from sale of trust preferred, marketable and restricted equity securities	$—	$2,700

Gross gains from securities sales	—	1,230
Gross losses from securities sales	—	(68)
Gain on sales of securities, net	$—	$1,162

(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2019
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,317,991	4.64%	$103,113	4.70%	$2,421,104	4.64%
Multi-family mortgage	830,533	4.54%	46,797	4.56%	877,330	4.54%
Construction	187,161	5.63%	7,959	6.73%	195,120	5.68%
Total commercial real estate loans	3,335,685	4.67%	157,869	4.76%	3,493,554	4.67%
Commercial loans and leases:
Commercial	743,689	5.05%	19,456	5.17%	763,145	5.05%
Equipment financing	1,012,582	7.75%	2,623	5.98%	1,015,205	7.74%
Condominium association	47,986	4.86%	—	—%	47,986	4.86%
Total commercial loans and leases	1,804,257	6.56%	22,079	5.27%	1,826,336	6.54%
Consumer loans:
Residential mortgage	651,267	4.16%	118,716	4.51%	769,983	4.21%
Home equity	336,098	5.13%	38,648	5.42%	374,746	5.15%
Other consumer	40,602	5.15%	108	17.75%	40,710	5.18%
Total consumer loans	1,027,967	4.52%	157,472	4.74%	1,185,439	4.55%
Total loans and leases	$6,167,909	5.20%	$337,420	4.78%	$6,505,329	5.18%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,208,904	4.61%	$121,821	4.62%	$2,330,725	4.61%
Multi-family mortgage	799,813	4.51%	47,898	4.58%	847,711	4.51%
Construction	151,138	5.62%	22,162	6.74%	173,300	5.76%
Total commercial real estate loans	3,159,855	4.63%	191,881	4.85%	3,351,736	4.64%
Commercial loans and leases:
Commercial	712,630	4.96%	23,788	5.39%	736,418	4.97%
Equipment financing	978,840	7.61%	3,249	5.97%	982,089	7.60%
Condominium association	50,451	4.70%	—	—%	50,451	4.70%
Total commercial loans and leases	1,741,921	6.44%	27,037	5.46%	1,768,958	6.43%
Consumer loans:
Residential mortgage	653,059	4.09%	129,909	4.45%	782,968	4.15%
Home equity	331,014	5.05%	45,470	5.39%	376,484	5.09%
Other consumer	23,260	5.55%	110	17.81%	23,370	5.61%
Total consumer loans	1,007,333	4.44%	175,489	4.70%	1,182,822	4.48%
Total loans and leases	$5,909,109	5.13%	$394,407	4.83%	$6,303,516	5.11%

The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.5 million and $15.6 million as of June 30, 2019 and December 31, 2018, respectively.
The Banks and subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.5% of which is in the greater New York and New Jersey metropolitan area and 73.5% of which is in other areas in the United States of America as of June 30, 2019.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Balance at beginning of period	$7,166	$9,653	$7,905	$10,522
Accretion	(1,041)	(1,148)	(1,841)	(2,333)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	727	308	788	624
Balance at end of period	$6,852	$8,813	$6,852	$8,813

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended June 30, 2019 and 2018, accretable yield adjustments totaling $727 thousand and $308 thousand, respectively, were made for certain loan pools. During the six months ended June 30, 2019 and 2018, accretable yield

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

adjustments totaling $788 thousand and $624 thousand, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
Loans and Leases Pledged as Collateral
As of June 30, 2019 and December 31, 2018, there were $2.9 billion and $3.0 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2019 and December 31, 2018.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041
Charge-offs	—	(3,401)	(11)	(3,412)
Recoveries	—	294	36	330
Provision for loan and lease losses	319	3,200	157	3,676
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

	Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714
Charge-offs	(100)	(3,456)	(49)	(3,605)
Recoveries	—	1,152	123	1,275
Provision (credit) for loan and lease losses	(216)	2,172	(359)	1,597
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

	Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(5,913)	(41)	(5,954)
Recoveries	—	682	89	771
Provision for loan and lease losses	481	4,281	364	5,126
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(4,189)	(105)	(4,397)
Recoveries	—	1,353	209	1,562
Provision (credit) for loan and lease losses	36	2,623	(435)	2,224
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

The liability for unfunded credit commitments, which is included in other liabilities, was $1.8 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2019 and 2018.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$319	$(216)	$481	$36
Commercial	3,200	2,172	4,281	2,623
Consumer	157	(359)	364	(435)
Total provision for loan and lease losses	3,676	1,597	5,126	2,224
Unfunded credit commitments	81	(127)	(16)	(113)
Total provision for credit losses	$3,757	$1,470	$5,110	$2,111

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
As of June 30, 2019, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses incurred in the Company’s loan portfolios.
As of June 30, 2019, the Company had a portfolio of approximately $11.3 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2018, this portfolio was approximately $13.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $10 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts.
As of June 30, 2019, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.4 million of which $0.9 million were specific reserves and $0.5 million was a general reserve. As of December 31, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $2.5 million of which $1.9 million were specific reserves and $0.6 million was a general reserve. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to charge-offs in the taxi medallion portfolio. The total TDRs secured by taxi medallions decreased by $2.0 million from $3.7 million at December 31, 2018 to $1.7 million at June 30, 2019. The total loans secured by taxi medallions that were placed on nonaccrual decreased by $1.8 million to $1.9 million at June 30, 2019 from $3.7 million at December 31, 2018. The decreases in TDRs and non-accruing loans secured by taxi medallions were due to the charge-offs in taxi medallion relationships during the first six months of 2019. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.
The general allowance for loan and lease losses was $56.8 million as of June 30, 2019, compared to $55.6 million as of December 31, 2018. The specific allowance for loan and lease losses was $1.9 million as of June 30, 2019, compared to $3.1 million as of December 31, 2018. The specific allowance decreased by $1.2 million during the six months ended June 30, 2019 primarily due to the charge-offs of $1.7 million on loans collateralized by taxi medallions.
Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the credit quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a TDR loan.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Information
The following tables present the recorded investment in loans in each class as of June 30, 2019, by credit quality indicator.

	At June 30, 2019
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,310,846	$830,439	$187,161	$711,393	$1,002,521	$47,816	$40,600	$5,130,776
OAEM	4,610	—	—	9,985	78	—	—	14,673
Substandard	2,535	94	—	22,308	9,509	170	2	34,618
Doubtful	—	—	—	3	474	—	—	477
Total originated	2,317,991	830,533	187,161	743,689	1,012,582	47,986	40,602	5,180,544

Acquired:
Loan rating:
Pass	91,960	46,762	7,959	18,793	2,615	—	108	168,197
OAEM	2,122	—	—	433	—	—	—	2,555
Substandard	9,031	35	—	230	8	—	—	9,304
Total acquired	103,113	46,797	7,959	19,456	2,623	—	108	180,056

Total loans	$2,421,104	$877,330	$195,120	$763,145	$1,015,205	$47,986	$40,710	$5,360,600
As of June 30, 2019, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2019
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$174,429	22.7%	$136,756	36.6%
50% - 69%	278,937	36.1%	88,505	23.6%
70% - 79%	175,670	22.8%	77,694	20.7%
80% and over	20,157	2.6%	33,107	8.8%
Data not available*	2,074	0.3%	36	—%
Total originated	651,267	84.5%	336,098	89.7%

Acquired:
Loan-to-value ratio:
Less than 50%	36,688	4.8%	19,650	5.2%
50%—69%	50,589	6.6%	8,637	2.3%
70%—79%	19,345	2.5%	990	0.3%
80% and over	6,309	0.8%	4,492	1.2%
Data not available	5,785	0.8%	4,879	1.3%
Total acquired	118,716	15.5%	38,648	10.3%

Total loans	$769,983	100.0%	$374,746	100.0%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$171,523	21.9%	$142,534	37.9%
50%—69%	287,337	36.7%	84,423	22.4%
70%—79%	173,870	22.2%	73,898	19.6%
80% and over	19,030	2.4%	30,129	8.0%
Data not available*	1,299	0.2%	30	—%
Total originated	653,059	83.4%	331,014	87.9%

Acquired:
Loan-to-value ratio:
Less than 50%	36,752	4.6%	24,705	6.6%
50%—69%	53,788	6.9%	10,353	2.7%
70%—79%	26,510	3.4%	1,000	0.3%
80% and over	6,701	0.9%	4,348	1.2%
Data not available	6,158	0.8%	5,064	1.3%
Total acquired	129,909	16.6%	45,470	12.1%

Total loans	$782,968	100.0%	$376,484	100.0%
_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At June 30, 2019	At December 31, 2018
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$—	$629
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$188	$121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of June 30, 2019 and December 31, 2018.

	At June 30, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,717	$3,943	$1,690	$7,350	$2,310,641	$2,317,991	$—	$2,170
Multi-family mortgage	74	—	523	597	829,936	830,533	523	94
Construction	—	—	—	—	187,161	187,161	—	—
Total commercial real estate loans	1,791	3,943	2,213	7,947	3,327,738	3,335,685	523	2,264
Commercial loans and leases:
Commercial	3,878	505	2,724	7,107	736,582	743,689	—	6,146
Equipment financing	3,057	2,034	5,779	10,870	1,001,712	1,012,582	—	9,931
Condominium association	641	—	—	641	47,345	47,986	—	170
Total commercial loans and leases	7,576	2,539	8,503	18,618	1,785,639	1,804,257	—	16,247
Consumer loans:
Residential mortgage	3,755	—	784	4,539	646,728	651,267	—	1,642
Home equity	498	159	21	678	335,420	336,098	2	151
Other consumer	28	4	6	38	40,564	40,602	—	7
Total consumer loans	4,281	163	811	5,255	1,022,712	1,027,967	2	1,800
Total originated loans and leases	$13,648	$6,645	$11,527	$31,820	$6,136,089	$6,167,909	$525	$20,311

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$133	$69	$8,864	$9,066	$94,047	$103,113	$8,794	$103
Multi-family mortgage	—	—	—	—	46,797	46,797	—	—
Construction	—	—	—	—	7,959	7,959	—	—
Total commercial real estate loans	133	69	8,864	9,066	148,803	157,869	8,794	103
Commercial loans and leases:
Commercial	—	—	237	237	19,219	19,456	33	203
Equipment financing	—	—	8	8	2,615	2,623	2	—
Total commercial loans and leases	—	—	245	245	21,834	22,079	35	203
Consumer loans:
Residential mortgage	—	62	2,218	2,280	116,436	118,716	2,218	—
Home equity	230	474	269	973	37,675	38,648	40	684
Other consumer	—	—	—	—	108	108	—	—
Total consumer loans	230	536	2,487	3,253	154,219	157,472	2,258	684
Total acquired loans and leases	$363	$605	$11,596	$12,564	$324,856	$337,420	$11,087	$990

Total loans and leases	$14,011	$7,250	$23,123	$44,384	$6,460,945	$6,505,329	$11,612	$21,301

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$5,139	$896	$2,962	$8,997	$2,199,907	$2,208,904	$277	$3,806
Multi-family mortgage	893	—	145	1,038	798,775	799,813	—	330
Construction	297	—	396	693	150,445	151,138	—	396
Total commercial real estate loans	6,329	896	3,503	10,728	3,149,127	3,159,855	277	4,532
Commercial loans and leases:
Commercial	2,021	582	6,244	8,847	703,783	712,630	1,962	6,421
Equipment financing	2,509	650	5,685	8,844	969,996	978,840	12	9,500
Condominium association	320	—	—	320	50,131	50,451	—	265
Total commercial loans and leases	4,850	1,232	11,929	18,011	1,723,910	1,741,921	1,974	16,186
Consumer loans:
Residential mortgage	400	—	1,597	1,997	651,062	653,059	—	1,842
Home equity	761	25	183	969	330,045	331,014	1	191
Other consumer	51	18	15	84	23,176	23,260	—	17
Total consumer loans	1,212	43	1,795	3,050	1,004,283	1,007,333	1	2,050
Total originated loans and leases	$12,391	$2,171	$17,227	$31,789	$5,877,320	$5,909,109	$2,252	$22,768

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$215	$9,087	$9,302	$112,519	$121,821	$9,018	$122
Multi-family mortgage	348	—	—	348	47,550	47,898	—	—
Construction	360	242	—	602	21,560	22,162	—	—
Total commercial real estate loans	708	457	9,087	10,252	181,629	191,881	9,018	122
Commercial loans and leases:
Commercial	124	44	290	458	23,330	23,788	90	200
Equipment financing	—	—	9	9	3,240	3,249	9	—
Total commercial loans and leases	124	44	299	467	26,570	27,037	99	200
Consumer loans:
Residential mortgage	—	371	2,113	2,484	127,425	129,909	2,113	290
Home equity	191	265	2	458	45,012	45,470	—	717
Other consumer	—	—	—	—	110	110	—	—
Total consumer loans	191	636	2,115	2,942	172,547	175,489	2,113	1,007
Total acquired loans and leases	$1,023	$1,137	$11,501	$13,661	$380,746	$394,407	$11,230	$1,329

Total loans and leases	$13,414	$3,308	$28,728	$45,450	$6,258,066	$6,303,516	$13,482	$24,097

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial Real Estate Loans—As of June 30, 2019, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 37.2%; multi-family mortgage loans -- 13.5%; and construction loans -- 3.1%.
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
Commercial Loans and Leases—As of June 30, 2019, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 11.7%; equipment financing loans -- 15.6%; and loans to condominium associations -- 0.7%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of June 30, 2019, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.8%, home equity loans -- 5.8%, and other consumer loans -- 0.6%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2019			At December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,348	$3,337	$—	$5,569	$5,545	$—
Commercial	36,990	37,035	—	30,927	31,053	—
Consumer	2,402	2,390	—	2,989	2,978	—
Total originated with no related allowance recorded	42,740	42,762	—	39,485	39,576	—
With an allowance recorded:
Commercial real estate	71	71	8	396	396	5
Commercial	5,793	5,810	1,747	8,224	8,208	2,961
Consumer	659	658	87	665	664	89
Total originated with an allowance recorded	6,523	6,539	1,842	9,285	9,268	3,055
Total originated impaired loans and leases	49,263	49,301	1,842	48,770	48,844	3,055

Acquired:
With no related allowance recorded:
Commercial real estate	9,491	9,492	—	9,538	9,538	—
Commercial	535	535	—	531	531	—
Consumer	4,521	4,521	—	4,772	4,772	—
Total acquired with no related allowance recorded	14,547	14,548	—	14,841	14,841	—
With an allowance recorded:
Consumer	156	156	29	154	154	26
Total acquired with an allowance recorded	156	156	29	154	154	26
Total acquired impaired loans and leases	14,703	14,704	29	14,995	14,995	26

Total impaired loans and leases	$63,966	$64,005	$1,871	$63,765	$63,839	$3,081
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $20.3 million and $1.0 million, respectively as of June 30, 2019.

(2) Includes originated and acquired nonaccrual loans of $22.7 million and $1.3 million, respectively as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,374	$15	$6,565	$19
Commercial	38,211	338	23,223	215
Consumer	2,644	8	2,012	14
Total originated with no related allowance recorded	44,229	361	31,800	248
With an allowance recorded:
Commercial real estate	71	1	—	—
Commercial	5,903	33	10,738	28
Consumer	660	6	1,166	1
Total originated with an allowance recorded	6,634	40	11,904	29
Total originated impaired loans and leases	50,863	401	43,704	277

Acquired:
With no related allowance recorded:
Commercial real estate	9,497	9	10,021	1
Commercial	507	5	1,572	4
Consumer	4,531	15	5,107	15
Total acquired with no related allowance recorded	14,535	29	16,700	20
With an allowance recorded:
Consumer	155	1	112	1
Total acquired with an allowance recorded	155	1	112	1
Total acquired impaired loans and leases	14,690	30	16,812	21

Total impaired loans and leases	$65,553	$431	$60,516	$298

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,037	$80	$7,275	$49
Commercial	36,687	687	25,492	487
Consumer	2,688	16	2,683	27
Total originated with no related allowance recorded	45,412	783	35,450	563
With an allowance recorded:
Commercial real estate	270	2	—	—
Commercial	7,185	61	9,366	44
Consumer	662	12	650	2
Total originated with an allowance recorded	8,117	75	10,016	46
Total originated impaired loans and leases	53,529	858	45,466	609

Acquired:
With no related allowance recorded:
Commercial real estate	9,325	12	10,351	2
Commercial	533	9	1,598	8
Consumer	4,737	30	4,984	30
Total acquired with no related allowance recorded	14,595	51	16,933	40
With an allowance recorded:
Consumer	154	2	113	2
Total acquired with an allowance recorded	154	2	113	2
Total acquired impaired loans and leases	14,749	53	17,046	42

Total impaired loans and leases	$68,278	$911	$62,512	$651

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$8	$1,747	$87	$1,842
Collectively evaluated for impairment	27,165	22,288	5,483	54,936
Total originated loans and leases	27,173	24,035	5,570	56,778

Acquired:
Individually evaluated for impairment	—	—	29	29
Collectively evaluated for impairment	25	192	17	234
Acquired with deteriorated credit quality	1,470	106	18	1,594
Total acquired loans and leases	1,495	298	64	1,857

Total allowance for loan and lease losses	$28,668	$24,333	$5,634	$58,635

Loans and Leases:
Originated:
Individually evaluated for impairment	$2,930	$37,296	$2,845	$43,071
Collectively evaluated for impairment	3,332,755	1,766,961	1,025,122	6,124,838
Total originated loans and leases	3,335,685	1,804,257	1,027,967	6,167,909

Acquired:
Individually evaluated for impairment	—	452	1,809	2,261
Collectively evaluated for impairment	91,263	19,202	127,642	238,107
Acquired with deteriorated credit quality	66,606	2,425	28,021	97,052
Total acquired loans and leases	157,869	22,079	157,472	337,420

Total loans and leases	$3,493,554	$1,826,336	$1,185,439	$6,505,329

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$5	$2,961	$89	$3,055
Collectively evaluated for impairment	26,617	22,131	5,075	53,823
Total originated loans and leases	26,622	25,092	5,164	56,878

Acquired:
Individually evaluated for impairment	—	—	26	26
Collectively evaluated for impairment	32	83	20	135
Acquired with deteriorated credit quality	1,533	108	12	1,653
Total acquired loans and leases	1,565	191	58	1,814

Total allowance for loan and lease losses	$28,187	$25,283	$5,222	$58,692

Loans and Leases:
Originated:
Individually evaluated for impairment	$5,610	$32,127	$3,502	$41,239
Collectively evaluated for impairment	3,154,245	1,709,794	1,003,831	5,867,870
Total originated loans and leases	3,159,855	1,741,921	1,007,333	5,909,109

Acquired:
Individually evaluated for impairment	—	404	2,072	2,476
Collectively evaluated for impairment	121,119	24,094	142,194	287,407
Acquired with deteriorated credit quality	70,762	2,539	31,223	104,524
Total acquired loans and leases	191,881	27,037	175,489	394,407

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2019	At December 31, 2018
	(In Thousands)
Troubled debt restructurings:
On accrual	$27,761	$12,257
On nonaccrual	8,431	8,684
Total troubled debt restructurings	$36,192	$20,941

Total TDR loans and leases increased by $15.3 million to $36.2 million at June 30, 2019 from $20.9 million at December 31, 2018, driven primarily by new troubled debt restructurings on three commercial relationships.
The recorded investment in TDR loans and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended June 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$520	$520	$—	$—	—	$—
Equipment financing	2	554	554	192	497	—	—
Total originated	3	$1,074	$1,074	$192	$497	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Three Months Ended June 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$653	$—	$653	—	$—
Commercial	3	1,139	1,134	86	1,134	1	$379
Equipment financing	5	716	705	2	209	—	—
Home equity	1	86	86	—	—	—	—
Total originated	10	$2,614	$2,578	$88	$1,996	1	$379

Acquired:
Home equity	1	125	125	—	125	—	—
Total acquired	1	125	125	—	125	—	—

Total loans and leases	11	$2,739	$2,703	$88	$2,121	1	$379
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Six Months Ended June 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$73	$71	$8	$—	—	—	$—
Commercial	7	17,274	18,907	—	—	—	—	—
Equipment financing	5	1,369	1,113	380	1,056	—	—	—
Total originated	13	$18,716	$20,091	$388	$1,056	—	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Six Months Ended June 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$653	$—	$653	—	—	$—
Commercial	9	1,774	1,757	86	1,756	—	—	—
Equipment financing	11	2,270	2,198	32	209	—	—	—
Home equity	1	86	86	—	—	—	—	—
Total originated	22	4,803	4,694	118	2,618	—	—	—

Acquired:
Home equity	1	125	125	—	125	—	—	—
Total acquired	1	125	125	—	125	—	—	—

Total loans and leases	23	$4,928	$4,819	$118	$2,743	—	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.
The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Loans with one modification:
Extended maturity	$520	$1,444	$6,503	$1,443
Combination maturity, principal, interest rate	554	1,173	13,588	3,290
Total loans with one modification	1,074	2,617	20,091	4,733

Loans with more than one modification:
Combination maturity, principal, interest rate	—	86	—	86
Total loans with more than one modification	—	86	—	86

Total loans with modifications	$1,074	$2,703	$20,091	$4,819

The TDR loans and leases that were modified for the three months ended June 30, 2019 and 2018 were $1.1 million and $2.7 million, respectively.
The TDR loans and leases that were modified for the six months ended June 30, 2019 and 2018 were $20.1 million and $4.8 million, respectively. The increase in TDR loans and leases that were modified for the six months ended June 30, 2019 was primarily due to an increase in modifications on commercial loans.
There were no TDR loans and leases with more than one modification during the three and six months ended June 30, 2019. There was 1 TDR loan and lease with more than one modification during the three and six months ended June 30, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The net charge-offs for performing and nonperforming TDR loans and leases for the three and six months ended June 30, 2019 were $0.8 million and $1.7 million, respectively. The net charge-offs for performing and nonperforming TDR loans and leases for the three and six months ended June 30, 2018 were $0.6 million and $0.7 million, respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of June 30, 2019 and 2018 were $1.5 million and $0.1 million, respectively.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2019	At December 31, 2018
	(In Thousands)
Goodwill	$160,427	$137,890
Additions	—	22,537
Balance at end of period	160,427	160,427
Other intangible assets:
Core deposits	4,175	4,997
Trade name	1,089	1,089
Total other intangible assets	5,264	6,086
Total goodwill and other intangible assets	$165,691	$166,513

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
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2019	$877
Year ending:
2020	1,261
2021	850
2022	494
2023	263
2024	153
Thereafter	277
Total	$4,175

(7) Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2019 and 2018, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2019	$(4,645)	$252	$(4,393)
Other comprehensive income (loss)	5,534	—	5,534
Balance at June 30, 2019	$889	$252	$1,141

	Three Months Ended June 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2018	$(11,829)	$163	$(11,666)
Other comprehensive income (loss)	(1,749)	—	(1,749)
Balance at June 30, 2018	$(13,578)	$163	$(13,415)

	Six Months Ended June 30, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive (loss) income	10,601	—	10,601
Balance at June 30, 2019	$889	$252	$1,141

	Six Months Ended June 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive loss before reclassifications	(7,518)	—	(7,518)
Less: amounts reclassified from accumulated other comprehensive loss	(53)	—	(53)
Balance at June 30, 2018	$(13,578)	$163	$(13,415)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended June 30, 2019 and June 30, 2018. The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 as compared to $53 thousand during the six months ended June 30, 2018.
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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of June 30, 2019 or December 31, 2018.

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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	99	$—	$25,615	$8,966	$34,472	$792,490	$861,543	$54,822
Pay fixed, receive variable	99	—	25,615	8,966	34,472	792,490	861,543	54,822
Risk participation-out agreements	34	—	17,046	—	—	155,952	172,998	1,190
Risk participation-in agreements	7	—	—	—	—	56,096	56,096	314

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$1,510	$—	$—	$—	$—	$1,510	$44
Sells foreign currency, buys U.S. currency	26	1,517	—	—	—	—	1,517	38

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	86	$1,931	$26,419	$—	$31,762	$654,388	$714,500	$6,081
Pay fixed, receive variable	86	1,931	26,419	—	31,762	654,388	714,500	6,081
Risk participation-out agreements	26	—	14,892	—	—	85,639	100,531	344
Risk participation-in agreements	5	—	—	—	—	35,838	35,838	84

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$6,573	$—	$—	$—	$—	$6,573	$123
Sells foreign currency, buys U.S. currency	37	6,582	—	—	—	—	6,582	131

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $65.5 million and $5.9 million in the normal course of business as of June 30, 2019 and December 31, 2018, respectively. Dealer counterparties posted no collateral to the Company in the normal course of business as of June 30, 2019 and December 31, 2018.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$55,721	$—	$55,721	$—	$—	$55,721
Risk participation-out agreements	1,190	—	1,190	—	—	1,190
Foreign exchange contracts	44	—	44	—	—	44
Total	$56,955	$—	$56,955	$—	$—	$56,955

Liability derivatives
Loan level derivatives	$55,721	$—	$55,721	$52,706	$12,810	$(9,795)
Risk participation-in agreements	314	—	314	—	—	314
Foreign exchange contracts	38	—	38	—	—	38
Total	$56,073	$—	$56,073	$52,706	$12,810	$(9,443)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$22,013	$—	$22,013	$—	$50	$21,963
Risk participation-out agreements	344	—	344	—	—	344
Foreign exchange contracts	131	—	131	—	—	131
Total	$22,488	$—	$22,488	$—	$50	$22,438

Liability derivatives
Loan level derivatives	$22,013	$—	$22,013	$5,877	$—	$16,136
Risk participation-in agreements	84	—	84	—	—	84
Foreign exchange contracts	123	—	123	—	—	123
Total	$22,220	$—	$22,220	$5,877	$—	$16,343

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
(9) Stock Based Compensation
As of June 30, 2019, the Company had 2 active recognition and retention plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three and six months ended June 30, 2019 and 2018, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.7 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Total expense for the Plans was $1.5 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$20,471	$20,471	$20,831	$20,831

Denominator:
Weighted average shares outstanding	79,669,922	79,669,922	80,184,977	80,184,977
Effect of dilutive securities	—	216,370	—	320,637
Adjusted weighted average shares outstanding	79,669,922	79,886,292	80,184,977	80,505,614

EPS	$0.26	$0.26	$0.26	$0.26

	Six Months Ended
	June 30, 2019		June 30, 2018
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$42,938	$42,938	$39,464	$39,464

Denominator:
Weighted average shares outstanding	79,664,284	79,664,284	79,038,041	79,038,041
Effect of dilutive securities	—	195,288	—	304,422
Adjusted weighted average shares outstanding	79,664,284	79,859,572	79,038,041	79,342,463

EPS	$0.54	$0.54	$0.50	$0.50

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2019 and 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$185,828	$—	$185,828
GSE CMOs	—	96,860	—	96,860
GSE MBSs	—	152,796	—	152,796
SBA commercial loan asset-backed securities	—	40	—	40
Corporate debt obligations	—	32,818	—	32,818
U.S. Treasury bonds	—	14,155	—	14,155
Total investment securities available-for-sale	$—	$482,497	$—	$482,497
Equity securities held-for-trading	$3,694	$1,004	$—	$4,698
Loan level derivatives	—	55,721	—	55,721
Risk participation-out agreements	—	1,190	—	1,190
Foreign exchange contracts	—	44	—	44
Liabilities:
Loan level derivatives	$—	$55,721	$—	$55,721
Risk participation-in agreements	—	314	—	314
Foreign exchange contracts	—	38	—	38

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$181,079	$—	$181,079
GSE CMOs	—	103,130	—	103,130
GSE MBSs	—	165,089	—	165,089
SBA commercial loan asset-backed securities	—	51	—	51
Corporate debt obligations	—	39,708	—	39,708
U.S. Treasury bonds	—	13,736	—	13,736
Total investment securities available-for-sale	$—	$502,793	$—	$502,793
Equity securities held-for-trading	$3,235	$972	$—	$4,207
Loan level derivatives	—	22,013	—	22,013
Risk participation-out agreements	—	344	—	344
Foreign exchange contracts	—	131	—	131
Liabilities:
Loan level derivatives	$—	$22,013	$—	$22,013
Risk participation-in agreements	—	84	—	84
Foreign exchange contracts	—	123	—	123

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2019 and December 31, 2018, no investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2019 and 2018, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,318	$2,318
OREO	—	—	957	957
Repossessed assets	—	1,009	—	1,009
Total assets measured at fair value on a non-recurring basis	$—	$1,009	$3,275	$4,284

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$4,203	$4,203
OREO	—	—	3,054	3,054
Repossessed assets	—	965	—	965
Total assets measured at fair value on a non-recurring basis	$—	$965	$7,257	$8,222

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

	Fair Value		Valuation Technique
	At June 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$2,318	$4,203	Appraisal of collateral (1)
Other real estate owned	957	3,054	Appraisal of collateral (1)
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

			Fair Value Measurements at June 30, 2019
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$44,592	$44,657	$—	$44,657	$—
GSE MBSs	10,608	10,494	—	10,494	—
Municipal obligations	47,872	48,434	—	48,434	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	1,575	1,575	—	1,575	—
Loans and leases, net	6,446,694	6,483,090	—	—	6,483,090
Restricted equity securities	55,270	55,270	—	—	55,270
Financial liabilities:
Deposit liabilities, other than certificates of deposits	3,638,040	3,638,040		3,638,040
Certificates of deposits	1,984,453	1,986,566	—	1,986,566	—
Borrowed funds	930,764	934,223	—	934,223	—

			Fair Value Measurements at December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,546	$49,601	$—	$49,601	$—
GSE MBSs	11,426	11,131	—	11,131	—
Municipal obligations	52,304	51,598	—	51,598	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	3,247	3,247	—	3,247	—
Loans and leases, net	6,244,824	6,154,704	—	—	6,154,704
Restricted equity securities	61,751	61,751	—	—	61,751
Financial liabilities:
Certificates of deposit	1,789,165	1,778,860	—	1,778,860	—
Borrowed funds	920,542	886,545	—	886,545	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2019	At December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$155,325	$76,642
Commercial	95,938	75,713
Residential mortgage	21,418	16,363
Unadvanced portion of loans and leases	797,936	707,997
Unused lines of credit:
Home equity	512,450	487,476
Other consumer	37,334	50,404
Other commercial	423	347
Unused letters of credit:
Financial standby letters of credit	9,671	11,491
Performance standby letters of credit	3,428	3,075
Commercial and similar letters of credit	4,573	4,573
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	861,543	714,500
Pay fixed, receive variable	861,543	714,500
Risk participation-out agreements	172,998	100,531
Risk participation-in agreements	56,096	35,838
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,510	6,573
Sells foreign currency, buys U.S. currency	1,517	6,582

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
The fair value of derivative assets and liabilities was $57.0 million and $56.1 million, respectively, as of June 30, 2019. The fair value of derivative assets and liabilities was $22.5 million and $22.2 million, respectively, as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The fair value of foreign exchange assets and liabilities was $44 thousand and $38 thousand, respectively, as of June 30, 2019. The fair value of foreign exchange assets and liabilities was $131 thousand and $123 thousand as of December 31, 2018.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have original terms ranging from 3 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of June 30, 2019 as the discount rate to determined the net present value of the remaining lease payments.

At June 30, 2019
(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$3,033

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,106
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$66

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$25,928
Operating lease liabilities	25,928

Weighted Average Remaining Lease Term
Operating leases	7.9 years

Weighted Average Discount Rate
Operating leases	2.5%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of future minimum rental payments under such leases at the dates indicated follows:

	Minimum Rental Payments
	June 30, 2019	December 31, 2018
	(In Thousands)

Remainder of 2019	$3,076	$4,224
Year ending:
2020	5,590	4,932
2021	4,828	4,418
2022	4,153	3,602
2023	3,325	2,734
2024	1,951	1,866
Thereafter	5,583	6,637
Total	$28,506	$28,413
Less imputed interest	(2,578)
Present value of lease liability	$25,928

Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.9 million and other expenditures were $0.2 million for both the six months ended June 30, 2019 and 2018. Total rental expense was $1.6 million for the three months ended June 30, 2019 and 2018. Total rental expense was $3.0 million for the six months ended June 30, 2019 and 2018.
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
The Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the six months ended June 30, 2019, as a result of adopting Topic 606.
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
Revenue Recognized Over Time
The Company recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes commissions on investments, insurance sales and service charges on deposit accounts. Fee revenue from service charges on deposit accounts represents the service charges assessed to customers who hold deposit accounts at the Banks.
(14) Subsequent Events
As previously disclosed on a Form 8-K filing, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company.
Brookline Bank will continue to be supervised by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System (the “FED”) as well as participate in the Federal Deposit Insurance Corporation (“FDIC”). The Company is a Delaware corporation and continues to be supervised by the FED.
On July 31, 2019, Brookline Bank ended its membership in the Depositors Insurance Fund (the “DIF”), which insures deposit balances held by Massachusetts-chartered savings banks in excess of the federal deposit insurance coverage amounts. Brookline Bank’s growth in deposit size required Brookline Bank to withdraw from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Excess deposits that are insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2019. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.

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

The competition for loans and leases and deposits remains intense. While the economy has improved in 2019, the Company expects the operating environment to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). A sustained, low interest rate environment with a flat interest rate curve may negatively impact the Company's yields and net interest margin. While the Company is slightly asset sensitive and should benefit from rising rates, changes in interest rates could also precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
The Company and the Banks are supervised, examined and regulated by the FRB. As Massachusetts-chartered trust companies, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed on a Form 8-K filed with the SEC, on July 31, 2019, Brookline Bank ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.26	$0.28	$0.26	$0.28	$0.26
Earnings per share - Diluted	0.26	0.28	0.26	0.28	0.26
Book value per share (end of period)	11.53	11.30	11.30	11.08	10.94
Tangible book value per share (end of period) (1)	9.45	9.22	9.21	9.00	8.85
Dividends paid per common share	0.110	0.105	0.105	0.100	0.100
Stock price (end of period)	15.38	14.40	13.82	16.70	18.60

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.55%	3.64%	3.58%	3.57%	3.64%
Return on average assets	1.08%	1.21%	1.15%	1.23%	1.15%
Return on average tangible assets (1)	1.11%	1.24%	1.17%	1.26%	1.17%
Return on average stockholders' equity	8.98%	10.14%	9.40%	10.10%	9.53%
Return on average tangible stockholders' equity (1)	10.98%	12.48%	11.54%	12.44%	11.80%
Dividend payout ratio (1)	42.87%	37.28%	39.98%	35.81%	38.56%
Efficiency ratio (3)	56.09%	55.83%	57.86%	53.76%	55.25%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.19%	0.13%	0.08%	0.04%	0.15%
Nonperforming loans and leases as a percentage of total loans and leases	0.33%	0.36%	0.38%	0.41%	0.42%
Nonperforming assets as a percentage of total assets	0.30%	0.36%	0.38%	0.41%	0.41%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.90%	0.91%	0.93%	0.96%	0.94%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	0.92%	0.93%	0.96%	1.00%	0.98%

CAPITAL RATIOS
Stockholders' equity to total assets	12.03%	11.98%	12.18%	12.16%	12.04%
Tangible equity ratio (1)	10.08%	9.99%	10.15%	10.11%	9.97%

FINANCIAL CONDITION DATA
Total assets	$7,636,980	$7,519,130	$7,392,805	$7,320,596	$7,285,710
Total loans and leases	6,505,329	6,388,197	6,303,516	6,227,707	6,171,274
Allowance for loan and lease losses	58,635	58,041	58,692	59,997	57,981
Investment securities available-for-sale	482,497	489,020	502,793	534,788	558,602
Investment securities held-to-maturity	103,572	113,694	114,776	115,684	116,670
Equity securities held-for-trading	4,698	4,341	4,207	4,169	—
Goodwill and identified intangible assets	165,691	166,111	166,513	167,050	167,587
Total deposits	5,622,493	5,620,633	5,454,044	5,233,611	5,198,280

					(Continued)

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
	(Dollars in Thousands, Except Per Share Data)

Total borrowed funds	930,764	866,005	920,542	1,082,886	1,110,923
Stockholders' equity	918,468	900,572	900,140	890,368	877,283

EARNINGS DATA
Net interest income	$63,134	$62,999	$63,159	$62,332	$62,717
Provision for credit losses	3,757	1,353	123	2,717	1,470
Non-interest income	7,478	6,630	6,461	7,069	5,526
Non-interest expense	39,604	38,871	40,282	37,310	37,702
Net income	20,471	22,467	21,138	22,460	20,831
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $7.6 billion as of June 30, 2019 increased $244.2 million, or 6.6% on an annualized basis, from December 31, 2018. The increase was primarily driven by growth in the loan portfolio.
Total loans and leases as of June 30, 2019 increased $201.8 million, or 6.4% on an annualized basis, to $6.5 billion from December 31, 2018. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.3 billion, or 81.8% of total loans and leases, as of June 30, 2019, an increase of $199.2 million, or 7.8% on an annualized basis, from $5.1 billion, or 81.2% of total loans and leases, as of December 31, 2018.
Total deposits of $5.6 billion as of June 30, 2019 increased $168.4 million, or 6.2% on an annualized basis, from December 31, 2018. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.6 billion, or 64.7% of total deposits as of June 30, 2019, a decrease of $26.8 million, or 1.5% on an annualized basis from $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Certificate of deposit balances totaled $2.0 billion, or 35.3% of total deposits as of June 30, 2019, an increase of $195.3 million, or 21.8% on an annualized basis from $1.8 billion, or 32.7% of total deposits, as of December 31, 2018.
Asset Quality
Nonperforming assets as of June 30, 2019 totaled $23.3 million, or 0.30% of total assets, compared to $28.1 million, or 0.38% of total assets, as of December 31, 2018. Net charge-offs for the three months ended June 30, 2019 were $3.1 million, or 0.19% of average loans and leases on an annualized basis, compared to $2.3 million, or 0.15% of average loans and leases on an annualized basis, for the three months ended June 30, 2018. The $3.1 million in net charge-offs had previously established specific reserves of $1.0 million.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.90% as of June 30, 2019, compared to 0.93% as of December 31, 2018. Excluding acquired loans, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 0.92% as of June 30, 2019, compared to 0.96% as of December 31, 2018. The Company continued to employ its historical underwriting methodology throughout the three month period ended June 30, 2019. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.45% as of June 30, 2019, compared to 11.94% as of December 31, 2018. The Company's Tier 1 Leverage Ratio was 10.31% as of June 30, 2019, compared to 10.58% as of December 31, 2018. As of June 30, 2019, the Company's Tier 1 Risk-Based Capital Ratio was 11.59%, compared to 12.26% as of December 31, 2018. The Company's Total Risk-Based Capital Ratio was 13.64% as of June 30, 2019, compared to 14.42% as of December 31, 2018.
The Company's ratio of stockholders' equity to total assets was 12.03% and 12.18% as of June 30, 2019 and December 31, 2018, respectively. The Company's tangible equity ratio was 10.08% and 10.15% as of June 30, 2019 and December 31, 2018, respectively.
Net Income
For the three months ended June 30, 2019, the Company reported net income of $20.5 million, or $0.26 per basic and diluted share, a decrease of $0.3 million, or 6.9% on an annualized basis, from $20.8 million, or $0.26 per basic and diluted share for the three months ended June 30, 2018. This decrease in net income is primarily the result of an increase in the provision for credit losses of $2.3 million and an increase in non-interest expense of $1.9 million, partially offset by an increase in net interest income of $0.4 million, an increase in non-interest income of $2.0 million, a decrease in the provision for income taxes of $0.6 million, and a decrease in income attributable to noncontrolling interest of $0.9 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2019, the Company reported net income of $42.9 million, or $0.54 per basic and diluted share, an increase of $3.4 million, or 8.6%, from $39.5 million, or $0.50 per basic and diluted share for the six months ended June 30, 2018. This increase in net income is primarily the result of an increase in net interest income of $3.9 million, an increase in non-interest income of $2.4 million, and a decrease in net income attributed to controlling interest of $1.7 million, partially offset by an increase in the provision for credit losses of $3.0 million, an increase in non-interest expense of $0.8 million, and an increase in the provision for income taxes of $0.7 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.08% for the three months ended June 30, 2019, compared to 1.15% for the three months ended June 30, 2018. The annualized return on average stockholders' equity was 8.98% for the three months ended June 30, 2019, compared to 9.53% for the three months ended June 30, 2018.
The net interest margin was 3.55% for the three months ended June 30, 2019, down from 3.64% for the three months ended June 30, 2018. The decrease in the net interest margin is a result of an increase of 59 basis points in the Company's overall cost of funds to 1.75% for the three months ended June 30, 2019 from 1.16% for the three months ended June 30, 2018, partially offset by an increase in the yield on interest-earning assets of 36 basis points to 4.88% for the three months ended June 30, 2019 from 4.52% for the three months ended June 30, 2018.
The net interest margin was 3.59% for the six months ended June 30, 2019, down from 3.65% for the six months ended June 30, 2018. The decrease in the net interest margin is a result of an increase of 63 basis points in the Company's overall cost of funds to 1.70% for the six months ended June 30, 2019 from 1.07% for the six months ended June 30, 2018, partially offset by an increase in the yield on interest-earning assets of 42 basis points to 4.86% for the six months ended June 30, 2019 from 4.44% for the six months ended June 30, 2018.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan categories and the Company’s ability to contain cost of funds.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net income, as reported	$20,471	$20,831	$42,938	$39,464
Less:
Security gains (after-tax)	268	—	373	883
Add:
Merger and acquisition-related expenses (after-tax) (1)	—	254	—	2,462
Operating earnings	$20,203	$21,085	$42,565	$41,043

Basic earnings per share, as reported	$0.26	$0.26	$0.54	$0.50
Less:
Security gains (after-tax)	0.01	—	0.01	0.01
Add:
Merger and acquisition-related expenses (after-tax) (1)	—	—	—	0.03
Basic operating earnings per share	$0.25	$0.26	$0.53	$0.52
___________________________________________________________________
(1) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Operating earnings	$20,203	$22,364	$22,062	$22,477	$21,085

Average total assets	$7,571,396	$7,434,038	$7,382,931	$7,302,413	$7,273,793
Less: Average goodwill and average identified intangible assets, net	165,914	166,327	166,777	167,313	168,185
Average tangible assets	$7,405,482	$7,267,711	$7,216,154	$7,135,100	$7,105,608

Return on average assets (annualized)	1.08%	1.21%	1.15%	1.23%	1.15%
Less:
Security gains	0.01%	0.01%	(0.03)%	—%	—%
Add:
Merger and acquisition-related expenses	—%	—%	0.02%	—%	0.01%
Operating return on average assets (annualized)	1.07%	1.20%	1.20%	1.23%	1.16%

Return on average tangible assets (annualized)	1.11%	1.24%	1.17%	1.26%	1.17%
Less:
Security gains	0.02%	0.01%	(0.03)%	—%	—%
Add:
Merger and acquisition-related expenses	—%	—%	0.02%	—%	0.02%
Operating return on average tangible assets (annualized)	1.09%	1.23%	1.22%	1.26%	1.19%

Average total stockholders' equity	$911,824	$886,639	$899,244	$889,259	$874,513
Less: Average goodwill and average identified intangible assets, net	165,914	166,327	166,777	167,313	168,185
Average tangible stockholders' equity	$745,910	$720,312	$732,467	$721,946	$706,328

Return on average stockholders' equity (annualized)	8.98%	10.14%	9.40%	10.10%	9.53%
Less:
Security gains	0.12%	0.05%	(0.23)%	—%	—%
Add:
Merger and acquisition-related expenses	—%	—%	0.18%	0.01%	0.11%
Operating return on average stockholders' equity (annualized)	8.86%	10.09%	9.81%	10.11%	9.64%

					(Continued)

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	10.98%	12.48%	11.54%	12.44%	11.80%
Less:
Security gains	0.15%	0.06%	(0.29)%	—%	—%
Add:
Merger and acquisition-related expenses	—%	—%	0.22%	0.01%	0.14%
Operating return on average tangible stockholders' equity (annualized)	10.83%	12.42%	12.05%	12.45%	11.94%

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Net income, as reported	$20,471	$22,467	$21,138	$22,460	$20,831

Average total assets	$7,571,396	$7,434,038	$7,382,931	$7,302,413	$7,273,793
Less: Average goodwill and average identified intangible assets, net	165,914	166,327	166,777	167,313	168,185
Average tangible assets	$7,405,482	$7,267,711	$7,216,154	$7,135,100	$7,105,608

Return on average tangible assets (annualized)	1.11%	1.24%	1.17%	1.26%	1.17%

Average total stockholders' equity	$911,824	$886,639	$899,244	$889,259	$874,513
Less: Average goodwill and average identified intangible assets, net	165,914	166,327	166,777	167,313	168,185
Average tangible stockholders' equity	$745,910	$720,312	$732,467	$721,946	$706,328

Return on average tangible stockholders' equity (annualized)	10.98%	12.48%	11.54%	12.44%	11.80%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Total stockholders' equity	$918,468	$900,572	$900,140	$890,368	$877,283
Less: Goodwill and identified intangible assets, net	165,691	166,111	166,513	167,050	167,587
Tangible stockholders' equity	$752,777	$734,461	$733,627	$723,318	$709,696

Total assets	$7,636,980	$7,519,130	$7,392,805	$7,320,596	$7,285,710
Less: Goodwill and identified intangible assets, net	165,691	166,111	166,513	167,050	167,587
Tangible assets	$7,471,289	$7,353,019	$7,226,292	$7,153,546	$7,118,123

Tangible equity ratio	10.08%	9.99%	10.15%	10.11%	9.97%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Tangible stockholders' equity	$752,777	$734,461	$733,627	$723,318	$709,696

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	5,025,764	5,020,025	5,020,025	4,291,317	4,409,501
Unallocated ESOP	98,208	104,079	109,950	118,050	126,144
Unvested restricted stock	377,122	390,636	393,636	398,094	455,283
Common shares outstanding	79,676,078	79,662,432	79,653,561	80,369,711	80,186,244

Tangible book value per share	$9.45	$9.22	$9.21	$9.00	$8.85

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Dividends paid	$8,775	$8,375	$8,451	$8,043	$8,032

Net income, as reported	$20,471	$22,467	$21,138	$22,460	$20,831

Dividend payout ratio	42.87%	37.28%	39.98%	35.81%	38.56%

The following table reconciles the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018

Allowance for loan and lease losses	$58,635	$58,041	$58,692	$59,997	$57,981
Less: Allowance for acquired loan and lease losses	1,857	1,795	1,814	1,817	1,961
Allowance for originated loan and lease losses	$56,778	$56,246	$56,878	$58,180	$56,020

Total loans and leases	$6,505,329	$6,388,197	$6,303,516	$6,227,707	$6,171,274
Less: Total acquired loans and leases	337,420	370,177	394,407	426,865	460,142
Total originated loan and leases	$6,167,909	$6,018,020	$5,909,109	$5,800,842	$5,711,132

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	0.92%	0.93%	0.96%	1.00%	0.98%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At June 30, 2019		At December 31, 2018
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,421,104	37.2%	$2,330,725	37.0%
Multi-family mortgage	877,330	13.5%	847,711	13.4%
Construction	195,120	3.1%	173,300	2.7%
Total commercial real estate loans	3,493,554	53.8%	3,351,736	53.1%
Commercial loans and leases:
Commercial	763,145	11.7%	736,418	11.7%
Equipment financing	1,015,205	15.6%	982,089	15.6%
Condominium association	47,986	0.7%	50,451	0.8%
Total commercial loans and leases	1,826,336	28.0%	1,768,958	28.1%
Consumer loans:
Residential mortgage	769,983	11.8%	782,968	12.4%
Home equity	374,746	5.8%	376,484	6.0%
Other consumer	40,710	0.6%	23,370	0.4%
Total consumer loans	1,185,439	18.2%	1,182,822	18.8%
Total loans and leases	6,505,329	100.0%	6,303,516	100.0%
Allowance for loan and lease losses	(58,635)		(58,692)
Net loans and leases	$6,446,694		$6,244,824

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2019:

	At June 30, 2019	At December 31, 2018	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,493,554	$3,351,736	$141,818	8.5%
Commercial	1,826,336	1,768,958	57,378	6.5%
Consumer	1,185,439	1,182,822	2,617	0.4%
Total loans and leases	$6,505,329	$6,303,516	$201,813	6.4%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Credit Committee. As of June 30, 2019, there was no borrower with loans and commitments over $50.0 million. As of December 31, 2018, there were 2 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $106.4 million or 1.41% of total loans and commitments, as of December 31, 2018.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.8% of total loans and leases outstanding as of June 30, 2019.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($827.8 million), office buildings ($718.8 million), retail stores ($598.8 million), industrial properties ($401.8 million), mixed-use properties ($279.9 million), lodging services ($139.4 million) and food services ($59.1 million) as of June 30, 2019. At that date, approximately 97.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 28.0% of total loans outstanding as of June 30, 2019.
The Company's commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($571.5 million), transportation services ($405.9 million), food services ($125.4 million), recreation services ($100.7 million), manufacturing ($79.2 million), retail ($71.9 million), and rental and leasing services ($63.6 million) as of June 30, 2019.
The Company provides commercial banking services to companies in its market area. Approximately 46.8% of the commercial loans outstanding as of June 30, 2019 were made to borrowers located in New England. The remaining 53.2% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.1% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 18.2% of total loans outstanding as of June 30, 2019. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2019, other consumer loans equaled $40.7 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2019, the Company had $61.6 million of total assets, including acquired assets, that were designated as criticized. This compares to $58.6 million of assets designated as criticized as of December 31, 2018. The increase of $3.0 million in criticized assets was primarily due to the impairment of three commercial relationships, partially offset by the charge-offs and pay-down of other criticized relationships during the first six months of 2019.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of June 30, 2019, the Company had nonperforming assets of $23.3 million, representing 0.30% of total assets, compared to nonperforming assets of $28.1 million, or 0.38% of total assets as of December 31, 2018. The decrease in nonperforming assets was primarily driven by the payoff of one commercial loan previously on nonaccrual status, the charge-offs of taxi medallion loans, and the sale of three OREOs during first six months of 2019.
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
As of June 30, 2019, the Company had loans and leases greater than 90 days past due and accruing of $11.6 million, or 0.18% of total loans and leases, compared to $13.5 million, or 0.21% of total loans and leases, as of December 31, 2018, representing a decrease of $1.9 million. The decrease in past due and accruing loans was primarily due to one commercial loan which became current during the first six months of 2019.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$2,273	$3,928
Multi-family mortgage	94	330
Construction	—	396
Total commercial real estate loans	2,367	4,654

Commercial	6,349	6,621
Equipment financing	9,931	9,500
Condominium association	170	265
Total commercial loans and leases	16,450	16,386

Residential mortgage	1,642	2,132
Home equity	835	908
Other consumer	7	17
Total consumer loans	2,484	3,057

Total nonaccrual loans and leases	21,301	24,097

Other real estate owned	957	3,054
Other repossessed assets	1,009	965
Total nonperforming assets	$23,267	$28,116

Loans and leases past due greater than 90 days and accruing	$11,612	$13,482
Total delinquent loans and leases 61-90 days past due	7,250	3,308
Restructured loans and leases not included in nonperforming assets	27,761	12,257

Total nonperforming loans and leases as a percentage of total loans and leases	0.33%	0.38%
Total nonperforming assets as a percentage of total assets	0.30%	0.38%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.11%	0.05%

Troubled Debt Restructured Loans and Leases
Total troubled debt restructured loans increased by $15.3 million to $36.2 million at June 30, 2019 from $20.9 million at December 31, 2018, primarily driven by three commercial relationships which became troubled debt restructured loans during the first six months of 2019 as a part of the relationship strategy and which management believes are either well collateralized, have adequate cash flow, or both, resulting in minimal impact to the allowance for loan and lease losses.
As of June 30, 2019, total restructured loans included $1.5 million of commercial real estate loans, $0.1 million of multi-family mortgage loans, $25.8 million of commercial loans, $6.3 million of equipment financing loans and leases, $1.0 million of residential mortgage loans and $1.5 million of home equity loans. As of December 31, 2018, total restructured loans included $2.0 million of commercial real estate loans, $0.3 million of multi-family mortgage loans, $9.4 million of commercial loans, $5.9 million of equipment financing loans and leases, $1.6 million of residential mortgage loans and $1.7 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$27,761	$12,257
On nonaccrual	8,431	8,684
Total troubled debt restructurings	$36,192	$20,941

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Balance at beginning of period	$36,140	$22,904	$20,941	$26,011
Additions	1,074	2,703	20,773	4,819
Net charge-offs	(845)	(584)	(1,723)	(688)
Repayments	(177)	(2,721)	(3,799)	(7,840)
Balance at end of period	$36,192	$22,302	$36,192	$22,302

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
As of June 30, 2019, the Company had a portfolio of approximately $11.3 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2018, this portfolio was approximately $13.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $10 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts.

The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2019 and 2018.

	At and for the Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041
Charge-offs	—	(3,401)	(11)	(3,412)
Recoveries	—	294	36	330
Provision for loan and lease losses	319	3,200	157	3,676
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

Total loans and leases	$3,493,554	$1,826,336	$1,185,439	$6,505,329
Total allowance for loan and lease losses as a percentage of total loans and leases	0.82%	1.33%	0.48%	0.90%

	At and for the Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2018	$27,361	$26,252	$5,101	$58,714
Charge-offs	(100)	(3,456)	(49)	(3,605)
Recoveries	—	1,152	123	1,275
Provision (credit) for loan and lease losses	(216)	2,172	(359)	1,597
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

Total loans and leases	$3,264,166	$1,736,144	$1,170,964	$6,171,274
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.50%	0.41%	0.94%

	At and for the Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(5,913)	(41)	(5,954)
Recoveries	—	682	89	771
Provision for loan and lease losses	481	4,281	364	5,126
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

Total loans and leases	$3,493,554	$1,826,336	$1,185,439	$6,505,329
Total allowance for loan and lease losses as a percentage of total loans and leases	0.82%	1.33%	0.48%	0.90%

	At and for the Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(4,189)	(105)	(4,397)
Recoveries	—	1,353	209	1,562
Provision (credit) for loan and lease losses	36	2,623	(435)	2,224
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981

Total loans and leases	$3,264,166	$1,736,144	$1,170,964	$6,171,274
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.50%	0.41%	0.94%
The allowance for loan and lease losses was $58.6 million as of June 30, 2019, or 0.90% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.7 million, or 0.93% of total loans and leases outstanding, as of December 31, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans and leases is largely a result of changes in historical loss factors and the decrease in specific reserves due to charge-offs in taxi medallion loans, partially offset by the reserves for loan growth of $201.8 million during the first six months of 2019 or 6.4% on an annualized basis.
Management believes that the allowance for loan and lease losses as of June 30, 2019 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $28.7 million, or 0.82% of total commercial real estate loans outstanding, as of June 30, 2019. This compared to an allowance for commercial real estate loan losses of $28.2 million, or 0.84% of total commercial real estate loans outstanding, as of December 31, 2018. There were $8 thousand in specific reserves on commercial real estate loans as of June 30, 2019 as compared to $5 thousand as of December 31, 2018. The $0.5 million increase in the allowance for commercial real estate loans and leases during the first six months of 2019 was primarily driven by originated loan growth of $175.8 million, or 11.1%, from December 31, 2018, partially offset by changes in historical loss factors applied to commercial real estate loans.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.53% as of June 30, 2019 from 0.64% as of December 31, 2018. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.07% as of June 30, 2019 from 0.14% as of December 31, 2018.
There were no charge-offs or recoveries in the commercial real estate loan portfolio for the three months ended June 30, 2019 compared to net charge-offs of $100.0 thousand for the three month ended June 30, 2018. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended June 30, 2018 were 0.01%.
There were no net charge-offs in the commercial real estate loan portfolio for the six months ended June 30, 2019 compared to net charge-offs of $103 thousand for the six months ended June 30, 2018. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the six months ended June 30, 2018 were 0.01%.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $24.3 million, or 1.33% of total commercial loans and leases outstanding, as of June 30, 2019, compared to $25.3 million, or 1.43% of total commercial loans and leases outstanding, as of December 31, 2018. Specific reserves on commercial loans and leases decreased from $3.0 million as of December 31, 2018 to $1.7 million as of June 30, 2019, primarily driven by the charge-offs in taxi medallion loans against previously established specific reserves. The $1.3 million decrease in the allowance for commercial loans and leases during the first six months of 2019 was primarily driven by changes in historical loss factors and the decrease in specific reserves, partially offset by originated loan growth of $62.3 million, or 7.2%, from December 31, 2018.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.37% as of June 30, 2019, compared to 2.10% as of December 31, 2018. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.90% as of June 30, 2019 from 0.93% as of December 31, 2018.
Net charge-offs in the commercial loan and lease portfolio for the three months ended June 30, 2019 and June 30, 2018 were $3.1 million and $2.3 million, respectively. The increase in net charge-offs in commercial loan and lease portfolio was driven by charge-offs on taxi medallion loans and a commercial relationship. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended June 30, 2019 and June 30, 2018 were 0.68% and 0.53%, respectively.
Net charge-offs in the commercial loan and lease portfolio for the six months ended June 30, 2019 and June 30, 2018 were $5.2 million and $2.8 million, respectively. The increase in net charge-offs in commercial loan and lease portfolio was driven by charge-offs on taxi medallion loans and a commercial relationship. As a percentage of average commercial loans and leases, annualized net charge-offs for the six months ended June 30, 2019 and June 30, 2018 were 0.29% and 0.17%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.6 million, or 0.48% of total consumer loans outstanding, as of June 30, 2019, compared to $5.2 million, or 0.44% of consumer loans outstanding, as of December 31, 2018. Specific reserves on consumer loans were $116 thousand and $115 thousand as of June 30, 2019 and December 31, 2018, respectively. The $0.5 million increase in the allowance for consumer loans and leases during the first six months of 2019 was primarily driven by originated loan growth of $20.6 million, or 4.1%, from December 31, 2018.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.18% as of June 30, 2019 from 0.20% as of December 31, 2018. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of June 30, 2019. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $25 thousand for the three months ended June 30, 2019 compared to net recoveries of $74 thousand for the three months ended June 30, 2018. Provisions (credit) for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
Net recoveries in the consumer loan portfolio totaled $48 thousand for the six months ended June 30, 2019 compared to net recoveries of $104 thousand for the six months ended June 30, 2018. Provisions (credit) for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2019			At December 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,877	35.7%	37.2%	$20,779	35.4%	37.0%
Multi-family mortgage	6,009	10.2%	13.5%	5,915	10.1%	13.4%
Construction	1,782	3.0%	3.1%	1,494	2.5%	2.7%
Total commercial real estate loans	28,668	48.9%	53.8%	28,188	48.0%	53.1%
Commercial	13,102	22.3%	11.7%	14,047	23.9%	11.7%
Equipment financing	10,909	18.7%	15.6%	10,888	18.6%	15.6%
Condominium association	322	0.5%	0.7%	347	0.6%	0.8%
Total commercial loans and leases	24,333	41.5%	28.0%	25,282	43.1%	28.1%
Residential mortgage	3,431	5.9%	11.8%	3,076	5.2%	12.4%
Home equity	2,062	3.5%	5.8%	2,047	3.5%	6.0%
Other consumer	141	0.2%	0.6%	99	0.2%	0.4%
Total consumer loans	5,634	9.6%	18.2%	5,222	8.9%	18.8%
Total	$58,635	100.0%	100.0%	$58,692	100.0%	100.0%
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
Cash, cash equivalents, and investment securities decreased $27.8 million, or 7.8% on an annualized basis, to $683.6 million as of June 30, 2019 from $711.4 million as of December 31, 2018. The decrease was primarily driven by decreases in cash and the investment portfolio. Cash, cash equivalents, and investment securities were 9.0% of total assets as of June 30, 2019, compared to 9.6% of total assets at December 31, 2018.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2019		At December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$183,562	$185,828	$184,072	$181,079
GSE CMOs	98,078	96,860	107,363	103,130
GSE MBSs	153,292	152,796	169,334	165,089
SBA commercial loan asset- backed securities	40	40	51	51
Corporate debt obligations	32,552	32,818	40,618	39,708
U.S. Treasury bonds	13,832	14,155	13,812	13,736
Total investment securities available-for-sale	$481,356	$482,497	$515,250	$502,793
Investment securities held-to-maturity:
GSE debentures	$44,592	$44,657	$50,546	$49,601
GSE MBSs	10,608	10,494	11,426	11,131
Municipal obligations	47,872	48,434	52,304	51,598
Foreign government obligations	500	500	500	500
Total investment securities held-to-maturity	$103,572	$104,085	$114,776	$112,830
Equity securities held-for-trading		$4,698		$4,207

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, all of which are included in Level 2 and equity securities held-for-trading, which are included in Level 1. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $33.2 million for the six months ended June 30, 2019 compared to $43.6 million for the same period in 2018. For the six months ended June 30, 2019, the Company did not sell any investment securities, compared to $1.5 million in sales for the same period in 2018. For the six months ended June 30, 2019, the Company did not purchase any investment securities available-for-sale, compared to $73.9 million in purchases of investment securities available-for-sale for the same period in 2018.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $11.5 million for the six months ended June 30, 2019 compared to $1.8 million for the same period in 2018. There were no sales of investment securities held-to-maturity for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, the Company purchased $0.5 million of investment securities held-to-maturity, compared to $8.9 million in purchases of investment securities held-to-maturity for the same period in 2018.
As of June 30, 2019, the fair value of all investment securities available-for-sale was $482.5 million and carried a total of $1.1 million of net unrealized gains, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of

December 31, 2018. As of June 30, 2019, $231.4 million, or 48.0%, of the portfolio, had gross unrealized losses of $2.4 million. This compares to $466.7 million, or 92.8%, of the portfolio with gross unrealized losses of $12.8 million as of December 31, 2018. The Company's unrealized loss position has decreased in 2019 driven by lower long-term interest rates.
As of June 30, 2019, the fair value of all investment securities held-to-maturity was $104.1 million and carried a total of $0.5 million of net unrealized gains, compared to a fair value of $112.8 million and net unrealized losses of $1.9 million as of December 31, 2018. As of June 30, 2019, $27.9 million, or 26.8%, of the portfolio, had gross unrealized losses of $0.2 million. This compares to $102.1 million, or 90.5%, of the portfolio with gross unrealized losses of $2.0 million as of December 31, 2018. The Company's unrealized loss position decreased in 2019 driven by lower long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2019. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2019, the excess balance of capital stock was $0.8 million, as compared to $5.0 million excess balance as of December 31, 2018.
As of June 30, 2019, the Company owned stock in the FHLBB with a carrying value of $37.1 million, a decrease of $6.6 million from $43.7 million as of December 31, 2018. As of June 30, 2019, the FHLBB had total assets of $55.8 billion and total capital of $3.2 billion, of which $1.4 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of June 30, 2019 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2018.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of June 30, 2019, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.1 million, compared to a carrying value of $18.0 million as of December 31, 2018.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2019			At December 31, 2018
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,042,854	18.5%	—%	$1,033,551	19.0%	—%
Interest-bearing deposits:
NOW accounts	340,082	6.1%	0.14%	336,317	6.2%	0.10%
Savings accounts	585,322	10.4%	0.54%	619,961	11.4%	0.32%
Money market accounts	1,669,782	29.7%	1.34%	1,675,050	30.7%	1.18%
Certificate of deposit accounts	1,984,453	35.3%	2.36%	1,789,165	32.7%	1.58%
Total interest-bearing deposits	4,579,639	81.5%	1.59%	4,420,493	81.0%	1.14%
Total deposits	$5,622,493	100.0%	1.30%	$5,454,044	100.0%	0.92%

Total deposits increased $168.4 million to $5.6 billion as of June 30, 2019, compared to $5.5 billion as of December 31, 2018. Deposits as a percentage of total assets decreased to 73.6% as of June 30, 2019, compared to 73.8% as of December 31, 2018.

As of June 30, 2019, the Company had $349.0 million of brokered deposits compared to $350.7 million as of December 31, 2018. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $195.3 million during the six months ended June 30, 2019. Certificates of deposit have also increased as a percentage of total deposits to 35.3% as of June 30, 2019 from 32.7% as of December 31, 2018.

During the six months ended June 30, 2019, core deposits decreased $26.8 million. The ratio of core deposits to total deposits decreased from 67.2% as of December 31, 2018 to 64.7% as of June 30, 2019, primarily due to the shift in deposit mix and increase in certificate of deposit accounts.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,015,524	18.1%	—%	$1,003,985	19.5%	—%
NOW accounts	343,745	6.1%	0.06%	346,410	6.7%	0.07%
Savings accounts	602,333	10.8%	0.49%	609,758	11.9%	0.27%
Money market accounts	1,683,735	30.1%	1.33%	1,767,509	34.3%	0.80%
Total core deposits	3,645,337	65.1%	0.70%	3,727,662	72.4%	0.43%
Certificate of deposit accounts	1,950,704	34.9%	2.33%	1,422,782	27.6%	1.47%
Total deposits	$5,596,041	100.0%	1.27%	$5,150,444	100.0%	0.72%

	Six Months Ended June 30,
	2019			2018
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,021,215	18.4%	—%	$968,035	19.2%	—%
NOW accounts	338,983	6.1%	0.11%	341,228	6.8%	0.07%
Savings accounts	614,307	11.1%	0.44%	629,382	12.4%	0.26%
Money market accounts	1,679,988	30.3%	1.30%	1,769,923	35.1%	0.69%
Total core deposits	3,654,493	65.8%	0.68%	3,708,568	73.5%	0.38%
Certificate of deposit accounts	1,897,901	34.2%	2.26%	1,335,401	26.5%	1.40%
Total deposits	$5,552,394	100.0%	1.22%	$5,043,969	100.0%	0.65%

As of June 30, 2019 and December 31, 2018, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At June 30, 2019		At December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$307,904	2.14%	$261,170	1.63%
Over six months through 12 months	295,761	2.42%	270,897	1.97%
Over 12 months	495,249	2.63%	418,167	2.38%
Total certificate of deposit of $100,000 or more	$1,098,914	2.44%	$950,234	2.06%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$929,741	$1,148,095	$928,673	$1,112,115
Maximum amount outstanding at any month-end during the period	981,860	1,209,310	987,835	1,209,310
Balance outstanding at end of period	930,764	1,110,923	930,764	1,110,923
Weighted average interest rate for the period	2.70%	2.11%	2.67%	2.00%
Weighted average interest rate at end of period	2.74%	2.16%	2.74%	2.16%
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
FHLBB borrowings increased by $7.2 million to $791.6 million as of June 30, 2019 from the December 31, 2018 balance of $784.4 million. The increase in FHLBB borrowings was primarily due to an increase in loan balances.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 25, 2019	$4,814	$4,803
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 16, 2019	4,722	4,704
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	73,976	73,926
			Total	$83,512	$83,433
The above carrying amounts of the subordinated debentures included $0.5 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of June 30, 2019. This compares to $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of December 31, 2018.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $3.0 million to $55.7 million as of June 30, 2019 from $52.7 million as of December 31, 2018.
The Company has access to a $12.0 million committed line of credit as of June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $475.0 million. As of June 30, 2019 and December 31, 2018, the Company did not have any borrowings on these uncommitted lines of credit.

Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2019 or December 31, 2018.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2019 and December 31, 2018:

	At June 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$861,543	$719,625
Pay fixed, receive variable	861,543	719,625
Risk participation-out agreements	172,998	100,531
Risk participation-in agreements	56,096	35,838
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,510	$6,573
Sells foreign currency, buys U.S. currency	1,517	6,582
Fixed weighted average interest rate from the Company to counterparty	3.96%	4.25%
Floating weighted average interest rate from counterparty to the Company	4.26%	4.00%
Weighted average remaining term to maturity (in months)	93	90
Fair value:
Recognized as an asset:
Loan level derivatives	$55,721	$22,013
Risk participation-out agreements	1,190	344
Foreign exchange contracts	44	131
Recognized as a liability:
Loan level derivatives	$55,721	$22,013
Risk participation-in agreements	314	84
Foreign exchange contracts	38	123
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $918.5 million as of June 30, 2019, representing a $18.4 million increase compared to $900.1 million at December 31, 2018. The increase primarily reflects net income attributable to the Company of $42.9 million for the six months ended June 30, 2019 and unrealized gain on securities available-for-sale of $10.6 million, offset by $18.7 million related to the acquisition of the noncontrolling interest in Eastern Funding, LLC and dividends paid by the Company of $17.2 million in that same period.
Stockholders' equity represented 12.03% of total assets as of June 30, 2019 and 12.18% of total assets as of December 31, 2018. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 10.08% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2019 and 10.15% as of December 31, 2018.
The dividend payout ratio was 42.87% for the three months ended June 30, 2019, compared to 38.56% for the same period in 2018 and 39.94% for the six months ended June 30, 2019, compared to 37.87% for the same period of 2018.
Results of Operations
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on and growth of interest-earning assets and liabilities, the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
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
Net Interest Income
Net interest income increased $0.4 million to $63.1 million for the three months ended June 30, 2019 from $62.7 million for the three months ended June 30, 2018. This increase reflects a $9.5 million increase in interest income on loans and leases partially offset by a $0.4 million decrease in interest income on investment securities, and an $8.7 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2019 and June 30, 2018 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2019 and June 30, 2018 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $3.9 million to $126.1 million for the six months ended June 30, 2019 from $122.2 million for the six months ended June 30, 2018. This overall increase reflects a $22.9 million increase in interest income on loans and leases, partially offset by a $0.3 million decrease in interest income on investment securities, and a $18.6 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2019 and June 30, 2018 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2019 and June 30, 2018 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 9 basis points to 3.55% for the three months ended June 30, 2019 from 3.64% for the three months ended June 30, 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.14% for the three months ended June 30, 2019 from 4.78% for the three months ended June 30, 2018. Interest amortization and accretion on acquired loans totaled $0.1 million and contributed 1 basis point to loan yields during the three months ended June 30, 2019 compared to $0.2 million, or 1 basis point, for the three months ended June 30, 2018. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs continue to rise due to market competition and shifting demand for non maturity versus time deposits.
Net interest margin decreased by 6 basis points to 3.59% for the six months ended June 30, 2019 from 3.65% for the six months ended June 30, 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.11% for the six months ended June 30, 2019 from 4.69% for the six months ended June 30, 2018. Interest amortization and accretion on acquired loans totaled $0.2 million and contributed 1 basis point to loan yields during the six months ended June 30, 2019 compared to $0.2 million, or 1 basis point, for the six months ended June 30, 2018. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs continue to rise due to market competition and shifting demand for non maturity versus time deposits.
The yield on interest-earning assets increased to 4.88% for the three months ended June 30, 2019 from 4.52% for the three months ended June 30, 2018. This increase is the result of higher yields on loans and leases and investments. During the three months ended June 30, 2019, the Company recorded $0.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended June 30, 2019, compared to $0.9 million, or 5 basis points, for the three months ended June 30, 2018.
The yield on interest-earning assets increased to 4.86% for the six months ended June 30, 2019 from 4.44% for the six months ended June 30, 2018. This increase is the result of higher yields on loans and leases and investments. During the six months ended June 30, 2019, the Company recorded $2.1 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the six months ended June 30, 2019, compared to $1.6 million, or 5 basis points, for the six months ended June 30, 2018.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 59 basis points to 1.75% for the three months ended June 30, 2019 from 1.16% for the three months ended June 30, 2018. The overall cost of funds (including non-interest-bearing demand checking accounts) increased 63 basis points to 1.70% for the six months ended June 30, 2019 from 1.07% for the six months ended June 30, 2018. Refer to "Financial Condition - Borrowed Funds" above for more details.
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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2019 and June 30, 2018. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$593,404	$3,210	2.16%	$666,182	$3,617	2.17%
Marketable and restricted equity securities	59,224	888	5.99%	69,395	1,004	5.78%
Short-term investments	44,634	351	3.14%	41,155	179	1.74%
Total investments	697,262	4,449	2.55%	776,732	4,800	2.47%
Commercial real estate loans (2)	3,447,136	41,363	4.75%	3,250,488	36,372	4.43%
Commercial loans (2)	811,890	9,879	4.82%	823,860	9,323	4.48%
Equipment financing (2)	1,005,376	18,291	7.28%	907,089	15,739	6.94%
Residential mortgage loans (2)	774,533	8,186	4.23%	759,866	7,552	3.98%
Other consumer loans (2)	417,600	5,187	4.97%	406,144	4,464	4.40%
Total loans and leases	6,456,535	82,906	5.14%	6,147,447	73,450	4.78%
Total interest-earning assets	7,153,797	87,355	4.88%	6,924,179	78,250	4.52%
Allowance for loan and lease losses	(58,137)			(59,247)
Non-interest-earning assets	475,736			408,861
Total assets	$7,571,396			$7,273,793
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$343,745	50	0.06%	$346,410	65	0.07%
Savings accounts	602,333	737	0.49%	609,758	405	0.27%
Money market accounts	1,683,735	5,571	1.33%	1,767,509	3,530	0.80%
Certificate of deposit	1,950,704	11,354	2.33%	1,422,782	5,219	1.47%
Total interest-bearing deposits (3)	4,580,517	17,712	1.55%	4,146,459	9,219	0.89%
Advances from the FHLBB	761,651	4,825	2.51%	1,018,130	4,696	1.82%
Subordinated debentures and notes	83,490	1,305	6.25%	83,330	1,296	6.22%
Other borrowed funds	84,600	208	0.99%	46,635	146	1.26%
Total borrowed funds	929,741	6,338	2.70%	1,148,095	6,138	2.11%
Total interest-bearing liabilities	5,510,258	24,050	1.75%	5,294,554	15,357	1.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,015,524			1,003,985
Other non-interest-bearing liabilities	133,790			91,889
Total liabilities	6,659,572			6,390,428
Brookline Bancorp, Inc. stockholders' equity	911,824			874,513
Noncontrolling interest in subsidiary	—			8,852
Total liabilities and stockholders' equity	$7,571,396			$7,273,793
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		63,305	3.13%		62,893	3.36%
Less adjustment of tax-exempt income		171			176
Net interest income		$63,134			$62,717
Net interest margin (5)			3.55%			3.64%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.27% and 0.72% in the three months ended June 30, 2019 and June 30, 2018, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$600,758	$6,499	2.16%	$656,893	$6,994	2.13%
Marketable and restricted equity securities	59,803	1,808	6.05%	66,774	1,927	5.77%
Short-term investments	38,866	618	3.18%	35,938	299	1.67%
Total investments	699,427	8,925	2.55%	759,605	9,220	2.43%
Commercial real estate loans (2)	3,412,051	81,382	4.74%	3,183,959	69,801	4.36%
Commercial loans (2)	802,346	19,482	4.83%	805,002	17,747	4.39%
Equipment financing (2)	996,832	36,276	7.28%	891,284	30,603	6.87%
Residential mortgage loans (2)	776,419	16,309	4.20%	732,418	14,285	3.90%
Other consumer loans (2)	412,914	10,238	4.99%	394,235	8,405	4.29%
Total loans and leases	6,400,562	163,687	5.11%	6,006,898	140,841	4.69%
Total interest-earning assets	7,099,989	172,612	4.86%	6,766,503	150,061	4.44%
Allowance for loan and lease losses	(58,441)			(59,117)
Non-interest-earning assets	461,548			394,124
Total assets	$7,503,096			$7,101,510
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$338,983	192	0.11%	$341,228	123	0.07%
Savings accounts	614,307	1,334	0.44%	629,382	806	0.26%
Money market accounts	1,679,988	10,846	1.30%	1,769,923	6,088	0.69%
Certificate of deposit	1,897,901	21,288	2.26%	1,335,401	9,301	1.40%
Total interest-bearing deposits (3)	4,531,179	33,660	1.50%	4,075,934	16,318	0.81%
Advances from the FHLBB	758,613	9,435	2.47%	987,385	8,444	1.70%
Subordinated debentures and notes	83,471	2,613	6.26%	83,310	2,578	6.19%
Other borrowed funds	86,589	429	1.00%	41,420	165	0.80%
Total borrowed funds	928,673	12,477	2.67%	1,112,115	11,187	2.00%
Total interest-bearing liabilities	5,459,852	46,137	1.70%	5,188,049	27,505	1.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,021,215			968,035
Other non-interest-bearing liabilities	122,544			84,570
Total liabilities	6,603,611			6,240,654
Brookline Bancorp, Inc. stockholders' equity	899,301			852,180
Noncontrolling interest in subsidiary	184			8,676
Total liabilities and stockholders' equity	$7,503,096			$7,101,510
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		126,475	3.16%		122,556	3.37%
Less adjustment of tax-exempt income		342			348
Net interest income		$126,133			$122,208
Net interest margin (5)			3.59%			3.65%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.22% and 0.65% in the six months ended June 30, 2019 and June 30, 2018, respectively.
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

	Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(391)	$(16)	$(407)	$(593)	$98	$(495)
Marketable and restricted equity securities	(151)	35	(116)	(208)	89	(119)
Short-term investments	16	156	172	26	293	319
Total investments	(526)	175	(351)	(775)	480	(295)
Loans and leases:
Commercial real estate loans	2,275	2,716	4,991	5,225	6,356	11,581
Commercial loans and leases	(135)	691	556	(57)	1,792	1,735
Equipment financing	1,757	795	2,552	3,772	1,901	5,673
Residential mortgage loans	149	485	634	888	1,136	2,024
Other consumer loans	129	594	723	412	1,421	1,833
Total loans	4,175	5,281	9,456	10,240	12,606	22,846
Total change in interest and dividend income	3,649	5,456	9,105	9,465	13,086	22,551
Interest expense:
Deposits:
NOW accounts	(1)	(14)	(15)	(1)	70	69
Savings accounts	(5)	337	332	(20)	548	528
Money market accounts	(176)	2,217	2,041	(323)	5,081	4,758
Certificate of deposit	2,381	3,754	6,135	4,876	7,111	11,987
Total deposits	2,199	6,294	8,493	4,532	12,810	17,342
Borrowed funds:
Advances from the FHLBB	(1,347)	1,476	129	(2,216)	3,207	991
Subordinated debentures and notes	3	6	9	5	30	35
Other borrowed funds	99	(37)	62	215	49	264
Total borrowed funds	(1,245)	1,445	200	(1,996)	3,286	1,290
Total change in interest expense	954	7,739	8,693	2,536	16,096	18,632
Change in tax-exempt income	(5)	—	(5)	(6)	—	(6)
Change in net interest income	$2,700	$(2,283)	$417	$6,935	$(3,010)	$3,925

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$41,363	$36,372	$4,991	13.7%	$81,382	$69,801	$11,581	16.6%
Commercial loans	9,773	9,202	571	6.2%	19,267	17,506	1,761	10.1%
Equipment financing	18,291	15,738	2,553	16.2%	36,275	30,603	5,672	18.5%
Residential mortgage loans	8,185	7,552	633	8.4%	16,309	14,285	2,024	14.2%
Other consumer loans	5,186	4,465	721	16.1%	10,237	8,406	1,831	21.8%
Total interest income—loans and leases	$82,798	$73,329	$9,469	12.9%	$163,470	$140,601	$22,869	16.3%
Interest income from loans and leases was $82.8 million for the three months ended June 30, 2019, and represented a yield on total loans of 5.14%. This compares to $73.3 million of interest on loans and a yield of 4.78% for June 30, 2018. The $9.5 million increase in interest income from loans and leases was primarily attributable to $4.2 million in origination volume and $5.3 million in a change in interest rates.
Accretion on acquired loans and leases totaled $0.1 million, or 1 basis point to the Company's net interest margin for the three months ended June 30, 2019, compared to $0.2 million and 1 basis point for the three months ended June 30, 2018.
Interest income from loans and leases was $163.5 million for the six months ended June 30, 2019, and represented a yield on total loans of 5.11%. This compares to $140.6 million of interest on loans and a yield of 4.69% for June 30, 2018. The $22.9 million increase in interest income from loans and leases was primarily attributable to an increase of $10.2 million due to an increase in origination volume and an increase of $12.6 million due to the changes in interest rates.
Accretion on acquired loans and leases totaled $0.2 million, or 1 basis point to the Company's net interest margin for the six months ended June 30, 2019, compared to $0.2 million and 1 basis point for the six months ended June 30, 2018.
Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,158	$3,563	$(405)	(11.4)%	$6,394	$6,886	$(492)	(7.1)%
Marketable and restricted equity securities	877	1,003	(126)	(12.6)%	1,788	1,927	(139)	(7.2)%
Short-term investments	351	179	172	96.1%	618	299	319	106.7%
Total interest income—investments	$4,386	$4,745	$(359)	(7.6)%	$8,800	$9,112	$(312)	(3.4)%
Total investment income was $4.4 million for the three months ended June 30, 2019 compared to $4.7 million for the three months ended June 30, 2018. As of June 30, 2019 and 2018, the yield on total investments was 2.6% and 2.5%, respectively. The year over year decrease in interest income on investments of $0.4 million, or (7.6)%, was driven by a $175 thousand increase due to rates and a $526 thousand decrease due to volume.
Total investment income was $8.8 million and $9.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019 and 2018, the yield on total investments was 2.6% and 2.5%, respectively. The year-over-year decrease in interest income on investments of $312 thousand, or 3.4%, was primarily driven by a $480 thousand increase due to rates and a $775 thousand decrease due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$50	$65	$(15)	(23.1)%	$192	$123	$69	56.1%
Savings accounts	737	405	332	82.0%	1,334	806	528	65.5%
Money market accounts	5,571	3,530	2,041	57.8%	10,846	6,088	4,758	78.2%
Certificates of deposit	11,354	5,219	6,135	117.6%	21,288	9,301	11,987	128.9%
Total interest expense - deposits	17,712	9,219	8,493	92.1%	33,660	16,318	17,342	106.3%
Borrowed funds:
Advances from the FHLBB	4,825	4,696	129	2.7%	9,435	8,444	991	11.7%
Subordinated debentures and notes	1,305	1,296	9	0.7%	2,613	2,578	35	1.4%
Other borrowed funds	208	146	62	42.5%	429	165	264	160.0%
Total interest expense - borrowed funds	6,338	6,138	200	3.3%	12,477	11,187	1,290	11.5%
Total interest expense	$24,050	$15,357	$8,693	56.6%	$46,137	$27,505	$18,632	67.7%
Deposits
For the three months ended June 30, 2019, interest expense on deposits increased $8.5 million, or 92.1%, as compared to the same period in 2018. Interest expense increased $6.3 million due to an increase in interest rates and $2.2 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the three months ended June 30, 2019 was $66 thousand and no basis points, compared to $245 thousand and 1 basis point for the three months ended June 30, 2018.
Interest expense on deposits increased $17.3 million, or 106.3%, to $33.7 million for the six months ended June 30, 2019 from $16.3 million for the six months ended June 30, 2018. The increase in interest expense on deposits was due to a $12.8 million increase due to rate increases and a $4.5 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2019 was $251 thousand and 1 basis point, compared to $327 thousand and 1 basis point for the six months ended June 30, 2018.
Borrowed Funds
During the three months ended June 30, 2019, interest paid on borrowed funds increased $0.2 million, or 3.3% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds increased to 2.70% for the three months ended June 30, 2019 from 2.11% for the three months ended June 30, 2018. The increase in interest expense was driven by an increase of $1.4 million due to borrowing rates and partially offset by a decrease of $1.2 million due to volume. For the three months ended June 30, 2019, there was purchase accounting accretion of $14.0 thousand and no basis points on acquired borrowed funds compared to amortization of $15 thousand and no basis points for the three months ended June 30, 2018.
Interest expense on borrowed funds increased by $1.3 million, or 11.5%, to $12.5 million for the six months ended June 30, 2019 from $11.2 million for the six months ended June 30, 2018. The cost of borrowed funds increased to 2.67% for the six months ended June 30, 2019 from 2.00% for the six months ended June 30, 2018. The increase in interest expense was driven by an increase of $3.3 million due to borrowing rates and partially offset by a decrease of $2.0 million due to volume. For the six months ended June 30, 2019, there was purchase accounting accretion of $29 thousand and no basis points on acquired borrowed funds compared to accretion of $31 thousand and no basis points for the six months ended June 30, 2018.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$319	$(216)	$535	(247.7)%	$481	$36	$445	(1,236.1)%
Commercial	3,200	2,172	1,028	47.3%	4,281	2,623	1,658	63.2%
Consumer	157	(359)	516	143.7%	364	(435)	799	(183.7)%
Total provision for loan and lease losses	3,676	1,597	2,079	130.2%	5,126	2,224	2,902	130.5%
Unfunded credit commitments	81	(127)	208	163.8%	(16)	(113)	97	85.8%
Total provision for credit losses	$3,757	$1,470	$2,287	155.6%	$5,110	$2,111	$2,999	142.1%
For the three months ended June 30, 2019, the provision for credit losses increased $2.3 million, or 155.6%, to $3.8 million from $1.5 million for the three months ended June 30, 2018. The increase in the provision for credit losses for the three months ended June 30, 2019 was primarily driven by an increase in net charge-offs partially offset by the decrease in reserves for purchased loans during the second quarter of 2019 as well as changes in historical loss factors applied across loan portfolios.
For the six months ended June 30, 2019, the provision for credit losses increased $3.0 million, or 142.1%, to $5.1 million from $2.1 million for the six months ended June 30, 2018. The increase in the provision for credit losses for the six months ended June 30, 2019 was primarily driven by an increase in net charge-offs partially offset by the decrease in reserves for purchased loans during the first six months of 2019 as well as changes in historical loss factors applied across loan portfolios.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Deposit fees	$2,680	$2,620	$60	2.3%	$5,203	$5,083	$120	2.4%
Loan fees	398	330	68	20.6%	811	620	191	30.8%
Loan level derivative income, net	1,772	571	1,201	210.3%	3,517	1,437	2,080	144.7%
Gain on investment securities	357	—	357	100.0%	491	1,162	(671)	(57.7)%
Gain on sales of loans and leases held-for-sale	561	722	(161)	(22.3)%	850	1,021	(171)	(16.7)%
Other	1,710	1,283	427	33.3%	3,236	2,371	865	36.5%
Total non-interest income	$7,478	$5,526	$1,952	35.3%	$14,108	$11,694	$2,414	20.6%
For the three months ended June 30, 2019, non-interest income increased $2.0 million, or 35.3%, to $7.5 million as compared to $5.5 million for the same period of 2018. This increase is primarily due to a $1.2 million increase in loan level derivative income, a $0.4 million increase in other income, and a $0.4 million increase in gain on investment securities.
For the six months ended June 30, 2019, non-interest income increased $2.4 million, or 20.6%, to $14.1 million as compared to $11.7 million for the same period in 2018. This increase is primarily due to a $2.1 million increase in loan level derivative income and a $0.9 million increase in other income, partially offset by a $0.7 million decrease in gain on sales of investment securities.
Loan level derivative income increased $1.2 million, or 210.3%, to $1.8 million for the three months ended June 30, 2019 from $0.6 million for the same period in 2018 and increased $2.1 million, or 144.7%, to $3.5 million from $1.4 million for the same period in 2018, primarily driven by an increase of 13 and 25 loan level derivative transactions completed for the three and six months ended June 30, 2019, respectively.
Gain on investment securities increased $0.4 million, or 100.0%, to $0.4 million for the three months ended June 30, 2019 from zero for the same period in 2018, primarily driven by a high volume of equity securities held for trading in the second quarter of 2019, as compared to no equity securities held for trading for the same period in 2018 and decreased $0.7 million, or 57.7%, to $0.5 million for the six months ended June 30, 2019 from $1.2 million for the same period in 2018, primarily driven by the high volume of restricted equity securities sold in 2018.
Other income increased $0.4 million, or 33.3%, to $1.7 million for the three months ended June 30, 2019 from $1.3 million for the same period in 2018, and increased $0.9 million, or 36.5% to $3.2 million for the six months ended June 30, 2019 from $2.4 million for the same period in 2018, primarily driven by an increase in gain on interest rate derivatives, agency commissions insurance and foreign exchange outgoing wire income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Compensation and employee benefits	$23,953	$22,565	$1,388	6.2%	$47,696	$44,879	$2,817	6.3%
Occupancy	3,752	3,879	(127)	(3.3)%	7,699	7,838	(139)	(1.8)%
Equipment and data processing	4,641	4,368	273	6.3%	9,302	8,986	316	3.5%
Professional services	1,087	1,055	32	3.0%	2,163	2,199	(36)	(1.6)%
FDIC insurance	745	514	231	44.9%	1,338	1,149	189	16.4%
Advertising and marketing	1,112	1,118	(6)	(0.5)%	2,181	2,175	6	0.3%
Amortization of identified intangible assets	420	539	(119)	(22.1)%	822	1,006	(184)	(18.3)%
Merger and acquisition expense	—	334	(334)	(100.0)%	—	3,239	(3,239)	(100.0)%
Other	3,894	3,330	564	16.9%	7,274	6,169	1,105	17.9%
Total non-interest expense	$39,604	$37,702	$1,902	5.0%	$78,475	$77,640	$835	1.1%
For the three months ended June 30, 2019, non-interest expense increased $1.9 million, or 5.0%, to $39.6 million as compared to $37.7 million for the same period in 2018. The increase is due to a $1.4 million increase in compensation and employee benefits expense, and a $0.6 million increase in other expense, partially offset by a $0.3 million decrease in merger and acquisition expense.
For the six months ended June 30, 2019, non-interest expense increased $0.8 million, or 1.1%, to $78.4 million as compared to $77.6 million for the same period in 2018. This increase is primarily due to a $2.8 million increase in compensation and employee benefits expense, and a $1.1 million increase in other expense, partially offset by a $3.2 million decrease in merger and acquisition expense.
Compensation and employee benefits expense increased $1.4 million, or 6.2%, to $24.0 million for the three months ended June 30, 2019 from $22.6 million for the same period in 2018, and increased $2.8 million, or 6.3%, to $47.7 million for the six months ended June 30, 2019 from $44.9 million for the same period in 2018, primarily driven by an increase in employee headcount and incentive plan expenses.

Merger and acquisition expense decreased $0.3 million, or 100.0%, to zero for the three months ended June 30, 2019 from $0.3 million for the same period in 2018, and decreased $3.2 million, or 100.0%, to zero for the six months ended June 30, 2019 from $3.2 million for the same period in 2018, due to the First Commons Bank acquisition in 2018.
Other non-interest expense increased $0.6 million, or 16.9%, to $3.9 million for the three months ended June 30, 2019 from $3.3 million for the same period in 2018, and increased $1.1 million, or 17.9%, to $7.3 million for the six months ended June 30, 2019 from $6.2 million for the same period in 2018 due to expenses related to troubled loans including workout, OREO and write down on other repossessed assets.
Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Income before provision for income taxes	$27,251	$29,071	$(1,820)	(6.3)%	$56,656	$54,151	$2,505	4.6%
Provision for income taxes	6,780	7,342	(562)	(7.7)%	13,675	12,994	681	5.2%
Net income, before non-controlling interest in subsidiary	$20,471	$21,729	$(1,258)	(5.8)%	$42,981	$41,157	$1,824	4.4%
Effective tax rate	24.9%	25.3%	N/A	(1.6)%	24.1%	24.0%	N/A	0.4%
The Company recorded income tax expense of $6.8 million for the three months ended June 30, 2019, compared to $7.3 million for the three months ended June 30, 2018, representing effective tax rates of 24.9% and 25.3%, respectively.
The Company recorded income tax expense of $13.7 million for the six months ended June 30, 2019, compared to $13.0 million for the six months ended June 30, 2018, representing effective tax rates of 24.1% and 24.0%, respectively.
The changes in the Company's effective tax rate for the three and six months ended June 30, 2019 and 2018 were primarily driven by the changes in discrete items that were recognized during each period.
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
Deposits, which are considered the most stable source of liquidity, totaled $5.6 billion as of June 30, 2019 and represented 85.8% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.5 billion, or 85.6% of total funding, as of December 31, 2018. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.6 billion as of June 30, 2019 and represented 64.7% of total deposits, compared to core deposits of $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Additionally, the Company had $349.0 million of brokered deposits as of June 30, 2019, which represented 6.2% of total deposits, compared to $350.7 million or 6.4% of total deposits, as of December 31, 2018. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $930.8 million as of June 30, 2019, representing 14.2% of total funding, compared to $920.5 million, or 14.4% of total funding, as of December 31, 2018.

As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2019, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.1 billion, compared to $2.1 billion as of December 31, 2018, based on the level of qualifying collateral available for these borrowings.
As of June 30, 2019, the Banks also have access to funding through certain uncommitted lines of credit of $475.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2019. As of June 30, 2019, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $114.3 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2019. As of June 30, 2019, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 0% and 10% of total assets. As of June 30, 2019, cash, cash equivalents and investment securities available-for-sale totaled $575.3 million, or 7.5% of total assets. This compares to $592.4 million, or 8.0% of total assets as of December 31, 2018.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2019	At December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$155,325	$76,642
Commercial	95,938	75,713
Residential mortgage	21,418	16,363
Unadvanced portion of loans and leases	797,936	707,997
Unused lines of credit:
Home equity	512,450	487,476
Other consumer	37,334	50,404
Other commercial	423	347
Unused letters of credit:
Financial standby letters of credit	9,671	11,491
Performance standby letters of credit	3,428	3,075
Commercial and similar letters of credit	4,573	4,573
Loan level derivatives:
Receive fixed, pay variable	861,543	714,500
Pay fixed, receive variable	861,543	714,500
Risk participation-out agreements	172,998	100,531
Risk participation-in agreements	56,096	35,838
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,510	6,573
Sells foreign currency, buys U.S. currency	1,517	6,582

Capital Resources
As of June 30, 2019, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2019, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2019 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2019:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$753,897	11.45%	$296,291	4.50%	$460,898	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	763,433	10.31%	296,191	4.00%	296,191	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	763,433	11.59%	395,220	6.00%	559,895	8.50%	N/A	N/A
Total risk-based capital ratio (4)	897,885	13.64%	526,619	8.00%	691,187	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$508,422	11.70%	$195,547	4.50%	$304,184	7.00%	$282,457	6.50%
Tier 1 leverage capital ratio (2)	508,422	10.73%	189,533	4.00%	189,533	4.00%	236,916	5.00%
Tier 1 risk-based capital ratio (3)	508,422	11.70%	260,729	6.00%	369,366	8.50%	347,639	8.00%
Total risk-based capital ratio (4)	548,260	12.62%	347,550	8.00%	456,159	10.50%	434,437	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$222,069	11.45%	$87,276	4.50%	$135,763	7.00%	$126,065	6.50%
Tier 1 leverage capital ratio (2)	222,069	9.64%	92,145	4.00%	92,145	4.00%	115,181	5.00%
Tier 1 risk-based capital ratio (3)	222,069	11.45%	116,368	6.00%	164,855	8.50%	155,157	8.00%
Total risk-based capital ratio (4)	240,139	12.39%	155,053	8.00%	203,508	10.50%	193,817	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$40,297	13.22%	$13,717	4.50%	$21,337	7.00%	$19,813	6.50%
Tier 1 leverage capital ratio (2)	40,297	9.34%	17,258	4.00%	17,258	4.00%	21,572	5.00%
Tier 1 risk-based capital ratio (3)	40,297	13.22%	18,289	6.00%	25,910	8.50%	24,385	8.00%
Total risk-based capital ratio (4)	42,866	14.07%	24,373	8.00%	31,990	10.50%	30,466	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of June 30, 2019 or December 31, 2018. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2019.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2019, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2019		December 31, 2018
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$25,363	10.1%	$20,134	8.0%
Up 200 basis points ramp	11,217	4.5%	9,353	3.7%
Up 100 basis points ramp	5,663	2.3%	4,982	2.0%
Down 100 basis points ramp	(10,510)	(4.2)%	(9,894)	(3.9)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 10.1% as of June 30, 2019, compared to a positive 8.0% as of December 31, 2018. The slight increase in asset sensitivity was due to a change in the funding mix, as core deposits replaced wholesale borrowings.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2019, the Company’s one-year cumulative gap was a negative $75.8 million, or 1.06% of total interest-earning assets, compared with a positive $12.4 million, or 0.18% of total interest-earning assets, at December 31, 2018.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of June 30, 2019, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2019	At December 31, 2018
Up 300 basis points	6.9%	2.5%
Up 200 basis points	5.8%	2.5%
Up 100 basis points	3.6%	2.1%
Down 100 basis points	(7.7)%	(7.0)%

The Company's EVE sensitivity increased from December 31, 2018 to June 30, 2019 due to the shortened duration of the loan and investment portfolios as well as the lengthening of the deposit base.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 7, 2019	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)