Form 10-Q
period 2019-09-30
BROOKLINE BANCORP INC
filed 2019-11-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

At October 31, 2019, the number of shares of common stock, par value $0.01 per share, outstanding was 79,767,595.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2019	At December 31, 2018
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$93,841	$47,542
Short-term investments	84,689	42,042
Total cash and cash equivalents	178,530	89,584
Investment securities available-for-sale	467,339	502,793
Investment securities held-to-maturity (fair value of $95,802 and $112,830, respectively)	95,163	114,776
Equity securities held-for-trading	4,581	4,207
Total investment securities	567,083	621,776
Loans held-for-sale	—	3,247
Loans and leases:
Commercial real estate loans	3,589,451	3,351,736
Commercial loans and leases	1,850,388	1,768,958
Consumer loans	1,206,982	1,182,822
Total loans and leases	6,646,821	6,303,516
Allowance for loan and lease losses	(59,135)	(58,692)
Net loans and leases	6,587,686	6,244,824
Restricted equity securities	57,896	61,751
Premises and equipment, net of accumulated depreciation of $75,154 and $70,140, respectively	75,229	76,382
Right-of-use asset operating leases	26,216	—
Deferred tax asset	25,204	21,495
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $37,061 and $35,818, respectively	4,843	6,086
Other real estate owned ("OREO") and repossessed assets, net	2,132	4,019
Other assets	193,190	103,214
Total assets	$7,878,436	$7,392,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,106,684	$1,033,551
Interest-bearing deposits:
NOW accounts	340,321	336,317
Savings accounts	604,481	619,961
Money market accounts	1,666,231	1,675,050
Certificate of deposit accounts	2,011,622	1,789,165
Total interest-bearing deposits	4,622,655	4,420,493
Total deposits	5,729,339	5,454,044
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	854,481	784,375
Subordinated debentures and notes	83,551	83,433
Other borrowed funds	48,373	52,734
Total borrowed funds	986,405	920,542
Operating lease liabilities	26,216	—
Mortgagors' escrow accounts	7,072	7,426
Accrued expenses and other liabilities	197,093	100,174
Total liabilities	6,946,125	6,482,186

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	735,928	755,629
Retained earnings, partially restricted	252,435	212,838
Accumulated other comprehensive loss	2,775	(9,460)
Treasury stock, at cost; 5,003,127 shares and 5,020,025 shares, respectively	(59,176)	(59,120)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 92,337 shares and 109,950 shares, respectively	(503)	(599)
Total Brookline Bancorp, Inc. stockholders' equity	932,311	900,140
Noncontrolling interest in subsidiary	—	10,479
Total stockholders' equity	932,311	910,619
Total liabilities and stockholders' equity	$7,878,436	$7,392,805

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$83,566	$75,877	$247,036	$216,478
Debt securities	2,977	3,585	9,371	10,471
Marketable and restricted equity securities	876	1,029	2,664	2,956
Short-term investments	487	145	1,105	444
Total interest and dividend income	87,906	80,636	260,176	230,349
Interest expense:
Deposits	18,300	11,916	51,960	28,234
Borrowed funds	6,370	6,388	18,847	17,575
Total interest expense	24,670	18,304	70,807	45,809
Net interest income	63,236	62,332	189,369	184,540
Provision for credit losses	871	2,717	5,981	4,828
Net interest income after provision for credit losses	62,365	59,615	183,388	179,712
Non-interest income:
Deposit fees	2,710	2,648	7,913	7,731
Loan fees	719	417	1,530	1,037
Loan level derivative income, net	2,251	2,192	5,768	3,629
(Loss) gain on investment securities, net	(116)	—	375	1,162
Gain on sales of loans and leases held-for-sale	550	535	1,400	1,556
Other	1,815	1,277	5,051	3,648
Total non-interest income	7,929	7,069	22,037	18,763
Non-interest expense:
Compensation and employee benefits	24,871	22,338	72,567	67,217
Occupancy	3,895	3,913	11,594	11,751
Equipment and data processing	4,749	4,601	14,051	13,587
Professional services	1,083	1,075	3,246	3,274
FDIC insurance	54	846	1,392	1,995
Advertising and marketing	1,035	1,068	3,216	3,243
Amortization of identified intangible assets	421	537	1,243	1,543
Merger and restructuring expense	1,125	22	1,125	3,261
Other	2,958	2,910	10,232	9,079
Total non-interest expense	40,191	37,310	118,666	114,950
Income before provision for income taxes	30,103	29,374	86,759	83,525
Provision for income taxes	7,507	6,140	21,182	19,134
Net income before noncontrolling interest in subsidiary	22,596	23,234	65,577	64,391
Less: net income attributable to noncontrolling interest in subsidiary	—	774	43	2,467
Net income attributable to Brookline Bancorp, Inc.	$22,596	$22,460	$65,534	$61,924
Earnings per common share:
Basic	$0.28	$0.28	$0.82	$0.78
Diluted	0.28	0.28	0.82	0.78
Weighted average common shares outstanding during the year:
Basic	79,700,403	80,315,050	79,676,456	79,471,238
Diluted	79,883,510	80,515,467	79,867,683	79,740,992
Dividends paid per common share	$0.110	$0.100	$0.325	$0.290

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$22,596	$23,234	$65,577	$64,391

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	2,098	(2,803)	15,696	(12,449)
Income tax (expense) benefit	(464)	619	(3,461)	2,747
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	1,634	(2,184)	12,235	(9,702)
Less reclassification adjustments for securities gains included in net income:
Loss on sales of securities, net	—	—	—	(68)
Income tax benefit	—	—	—	15
Net reclassification adjustments for securities gains included in net income	—	—	—	(53)
Net unrealized securities holding gains (losses)	1,634	(2,184)	12,235	(9,649)

Comprehensive income	24,230	21,050	77,812	54,742
Less: Net income attributable to noncontrolling interest in subsidiary	—	774	43	2,467
Comprehensive income attributable to Brookline Bancorp, Inc.	$24,230	$20,276	$77,769	$52,275

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	65,534	—	—	—	65,534	—	65,534
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	12,235	—	—	12,235	—	12,235
Common stock dividends of $0.325 per share	—	—	(25,937)	—	—	—	(25,937)	—	(25,937)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,697)	—	—	—	—	(18,697)	(10,522)	(29,219)
Restricted stock awards issued, net of awards surrendered	—	(239)	—	—	1,814	—	1,575	—	1,575
Treasury stock, repurchase shares	—	—	—	—	(1,870)	—	(1,870)	—	(1,870)
Common stock held by ESOP committed to be released (17,613 shares)	—	165	—	—	—	96	261	—	261
Balance at September 30, 2019	$852	$735,928	$252,435	$2,775	$(59,176)	$(503)	$932,311	$—	$932,311

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	61,924	—	—	—	61,924	—	61,924
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,467	2,467
Common stock issued for acquisition	35	55,148	—	—	—	—	55,183	—	55,183
Issuance of noncontrolling interest	—	—	—	—	—	—	—	130	130
Other comprehensive income	—	—	—	(9,649)	—	—	(9,649)	—	(9,649)
Common stock dividends of $0.29 per share	—	—	(22,990)	—	—	—	(22,990)	—	(22,990)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,893)	(1,893)
Restricted stock awards issued, net of awards surrendered	—	(1,472)	—	—	3,120	—	1,648	—	1,648
Common stock held by ESOP committed to be released (24,282 shares)	—	289	—	—	—	133	422	—	422
Balance at September 30, 2018	$852	$753,941	$200,151	$(15,599)	$(48,334)	$(643)	$890,368	$9,457	$899,825

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2019	$852	$737,584	$238,625	$1,141	$(59,199)	$(535)	$918,468	$—	$918,468
Net income attributable to Brookline Bancorp, Inc.	—	—	22,596	—	—	—	22,596	—	22,596
Other comprehensive income	—	—	—	1,634	—	—	1,634	—	1,634
Common stock dividends of $0.11 per share	—	—	(8,786)	—	—	—	(8,786)	—	(8,786)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(1)	—	—	—	—	(1)	—	(1)
Redemption of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—
Restricted stock awards issued, net of awards surrendered	—	(1,708)	—	—	1,893	—	185	—	185
Treasury stock, repurchase shares	—	—	—	—	(1,870)	—	(1,870)	—	(1,870)
Common stock held by ESOP committed to be released (5,871 shares)	—	53	—	—	—	32	85	—	85
Balance at September 30, 2019	$852	$735,928	$252,435	$2,775	$(59,176)	$(503)	$932,311	$—	$932,311

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2018	$852	$756,254	$185,734	$(13,415)	$(51,454)	$(688)	$877,283	$9,085	$886,368
Net income attributable to Brookline Bancorp, Inc.	—	—	22,460	—	—	—	22,460	—	22,460
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	774	774
Common stock issued for acquisition	—	2	—	—	—	—	2	—	2
Issuance of noncontrolling interest	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	(2,184)	—	—	(2,184)	—	(2,184)
Common stock dividends of $0.10 per share	—	—	(8,043)	—	—	—	(8,043)	—	(8,043)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,893)	(1,893)
Redemption of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,490	1,490
Compensation under recognition and retention plan	—	(2,418)	—	—	3,120	—	702	—	702
Common stock held by ESOP committed to be released (8,094 shares)	—	103	—	—	—	45	148	—	148
Balance at September 30, 2018	$852	$753,941	$200,151	$(15,599)	$(48,334)	$(643)	$890,368	$9,457	$899,825

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$65,534	$61,924
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	43	2,467
Provision for credit losses	5,981	4,828
Origination of loans and leases held-for-sale	(15,352)	(19,286)
Proceeds from sales of loans and leases held-for-sale, net	19,741	22,418
Deferred income tax benefit	(538)	(4,456)
Depreciation of premises and equipment	5,252	5,594
Amortization of investment securities premiums and discounts, net	1,406	1,546
Amortization of deferred loan and lease origination costs, net	5,227	5,187
Amortization of identified intangible assets	1,243	1,543
Amortization of debt issuance costs	75	75
(Accretion) amortization of acquisition fair value adjustments, net	(682)	191
Gain on investment securities, net	(375)	(1,162)
Gain on sales of loans and leases held-for-sale	(1,400)	(1,556)
Loss on sales of OREO and other repossessed assets, net	99	—
Write-down of OREO and other repossessed assets	466	375
Compensation under recognition and retention plans	2,182	1,632
ESOP shares committed to be released	261	422
Net change in:
Cash surrender value of bank-owned life insurance	(772)	(775)
Equity securities held-for-trading	—	(4,169)
Other assets	(89,204)	(15,966)
Accrued expenses and other liabilities	96,368	28,223
Net cash provided from operating activities	95,555	89,055

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	1,470
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	50,147	64,161
Purchases of investment securities available-for-sale	—	(73,852)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	19,711	2,523
Purchases of investment securities held-to-maturity	(500)	(8,915)
Proceeds from redemption/sales of restricted equity securities	15,469	9,128
Purchase of restricted equity securities	(11,614)	(12,492)
Proceeds from sales of loans and leases held-for-investment, net	8,679	4,372
Net increase in loans and leases	(364,936)	(511,212)
Acquisitions, net of cash and cash equivalents acquired	—	(24,659)
Purchase of premises and equipment, net	(4,222)	(3,320)
Proceeds from sales of OREO and other repossessed assets	4,105	2,001
Net cash used for investing activities	(283,161)	(550,795)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
		(Continued)

Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	52,838	(88,622)
Increase in certificates of deposit	222,957	450,318
Proceeds from FHLBB advances	3,647,800	5,929,608
Repayment of FHLBB advances	(3,577,694)	(5,860,071)
Increase (decrease) in other borrowed funds, net	(4,361)	(7,591)
(Decrease) increase in mortgagors' escrow accounts, net	(354)	541
Repurchases of common stock	(1,870)	—
Common stock issued for acquisition	—	55,181
Payment of dividends on common stock	(25,937)	(22,990)
Payment of income taxes for shares withheld in share based activity	(46)	—
Redemption of noncontrolling interest in subsidiary	(35,851)	—
Proceeds from issuance of noncontrolling units	—	130
Payment of dividends to owners of noncontrolling interest in subsidiary	(930)	(1,893)
Net cash provided from financing activities	276,552	454,611
Net increase (decrease) in cash and cash equivalents	88,946	(7,129)
Cash and cash equivalents at beginning of period	89,584	61,005
Cash and cash equivalents at end of period	$178,530	$53,876

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$72,047	$46,133
Income taxes	21,270	15,098
Non-cash investing activities:
Transfer from loans to other real estate owned	2,783	1,891
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$292,025
Fair value of liabilities assumed	—	278,988

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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered trust companies, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks (the "DOB"). As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

In preparing these consolidated financial statements, Management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans and leases, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.

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
(2) Recent Accounting Pronouncements
In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to improve the Codifications or correct any unintended application.  Codification improvements to Update 2016-13 (Topic 326) will be effective on the same date as requirements in 2016-13.  Codification improvements to Update 2017-12 (Topic 815) will be effective as of the beginning of the first annual period beginning after the issuance date and Update 2016-01 (Topic 825) will be effective for fiscal years beginning after December 15, 2019.  Management believes that this ASU does apply and has not determined the impact, if any, as of September 30, 2019.
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), to add additional guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. Management is still determining the impact of this ASU, as of September 30, 2019.
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of September 30, 2019.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of September 30, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The intent of this ASU is to replace the current GAAP method of calculating credit losses. Current GAAP uses a higher threshold at which probable losses can be calculated and recorded. The new process will require institutions to account for probable losses that originally would not have been part of the calculation. The calculation will incorporate future forecasting in addition to historical and current measures. For public entities that file with the SEC, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU must be applied to AFS Debt Securities, HTM Debt Securities, and HTM Loans. A retrospective approach will be applied cumulatively to retained earnings. Early adoption is permitted as of the fiscal years beginning after December 15, 2018. In November 2018, FASB issued ASU 2018-19 to clarify that operating lease receivables are not in scope of the credit losses standard. Management has determined that ASU 2016-13 does apply, but has not determined the impact, as of September 30,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

2019. In preparation for the adoption in 2020 of this ASU, Management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team, has developed an approach for implementation and has selected a third party software service provider. The new software model will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted economic conditions. The project team is in the testing phase of the third party software by validating model results and assessing data inputs and potential model assumptions. The third party software is being used for both the loan and securities portfolios. Loan portfolios are to be modeled using a lifetime loss rate approach. Securities portfolios are to be modeled using a discounted cash flow approach. Management expects to have completed the testing phase during 4Q 2019. AFS Corporate Securities and HTM Municipal security segments necessitate a CECL allowance. As mentioned, the Company will utilize a DCF-based credit loss model. This model generates Expected Cash Flows on a security level and applies a Probability of Default in conjunction with a Loss Given Default to each instance of cash flow. The Company sources PD and LGD assumptions from white paper studies. The Company will employ a zero-loss expectation for securities issued by either the federal government or government-sponsored entities. The faith and credit of the United States government either implicitly or explicitly backs these securities and, thus, they have no associated credit risk. These zero-loss securities represent 85% of the Company’s investment portfolio. The Company is progressing with development of accounting policies and establishment of internal controls relevant to the updated methodologies and models. These aspects of the new methodologies are also expected to be completed during 4Q 2019.
In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting.  Subsequently, the FASB issued ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 to update provisions to ASU 2016-02.  The Company has adopted all of the above mentioned ASU's regarding leases as of January 1, 2019.  The standard had a material impact on our consolidated balance sheet by recognizing right-of-use asset operating leases and operating lease liabilities on the balance sheet.  However, there was no impact on our consolidated income statement as the timing of the expense recognition has not changed.  Additional details can be found in Note 12.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(3) Investment Securities
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,966	$3,240	$36	$186,170
GSE CMOs	92,883	47	1,079	91,851
GSE MBSs	141,853	739	513	142,079
SBA commercial loan asset-backed securities	37	—	—	37
Corporate debt obligations	32,519	462	—	32,981
U.S. Treasury bonds	13,842	379	—	14,221
Total investment securities available-for-sale	$464,100	$4,867	$1,628	$467,339
Investment securities held-to-maturity:
GSE debentures	$38,624	$129	$19	$38,734
GSEs MBSs	9,937	—	102	9,835
Municipal obligations	46,102	663	2	46,763
Foreign government obligations	500	—	30	470
Total investment securities held-to-maturity	$95,163	$792	$153	$95,802
Equity securities held-for-trading				$4,581

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,072	$99	$3,092	$181,079
GSE CMOs	107,363	17	4,250	103,130
GSE MBSs	169,334	124	4,369	165,089
SBA commercial loan asset-backed securities	51	—	—	51
Corporate debt obligations	40,618	—	910	39,708
U.S. Treasury bonds	13,812	65	141	13,736
Total investment securities available-for-sale	$515,250	$305	$12,762	$502,793
Investment securities held-to-maturity:
GSE debentures	$50,546	$22	$967	$49,601
GSEs MBSs	11,426	—	295	11,131
Municipal obligations	52,304	10	716	51,598
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$114,776	$32	$1,978	$112,830
Equity securities held-for-trading				$4,207

As of September 30, 2019, the fair value of all investment securities available-for-sale was $467.3 million, with net unrealized gains of $3.2 million, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of September 30, 2019, $169.7 million, or 36.3% of the portfolio, had gross unrealized losses of $1.6 million, compared to $466.7 million, or 92.8% of the portfolio, with gross unrealized losses of $12.8 million as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

As of September 30, 2019, the fair value of all investment securities held-to-maturity was $95.8 million, with net unrealized gains of $0.6 million, compared to a fair value of $112.8 million with net unrealized losses of $1.9 million as of December 31, 2018. As of September 30, 2019, $19.9 million, or 20.8% of the portfolio, had gross unrealized losses of $0.2 million. As of December 31, 2018, $102.1 million, or 90.5% of the portfolio had gross unrealized losses of $2.0 million.
As of September 30, 2019, the Company recorded a fair value of $4.6 million of equity securities held-for-trading. As of December 31, 2018, the Company recorded a fair value of $4.2 million of equity securities held-for-trading.
Investment Securities as Collateral
As of September 30, 2019 and December 31, 2018, respectively, $437.8 million and $442.5 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2019 and December 31, 2018.
Other-Than-Temporary Impairment ("OTTI")
Investment securities as of September 30, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$5,564	$22	$9,777	$14	$15,341	$36
GSE CMOs	23,489	176	61,385	903	84,874	1,079
GSE MBSs	24,787	84	44,672	429	69,459	513
SBA commercial loan asset-backed securities	—	—	36	—	36	—
Temporarily impaired investment securities available-for-sale	53,840	282	115,870	1,346	169,710	1,628
Investment securities held-to-maturity:
GSE debentures	2,986	12	2,991	7	5,977	19
GSEs MBSs	—	—	9,772	102	9,772	102
Municipal obligations	3,508	2	206	—	3,714	2
Foreign government obligations	470	30	—	—	470	30
Temporarily impaired investment securities held-to-maturity	6,964	44	12,969	109	19,933	153
Total temporarily impaired investment securities	$60,804	$326	$128,839	$1,455	$189,643	$1,781

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$25,780	$191	$130,284	$2,901	$156,064	$3,092
GSE CMOs	—	—	102,630	4,250	102,630	4,250
GSE MBSs	21,487	113	138,051	4,256	159,538	4,369
SBA commercial loan asset-backed securities	—	—	51	—	51	—
Corporate debt obligations	10,019	93	29,689	817	39,708	910
U.S. Treasury bonds	3,927	37	4,753	104	8,680	141
Temporarily impaired investment securities available-for-sale	61,213	434	405,458	12,328	466,671	12,762
Investment securities held-to-maturity:
GSE debentures	—	—	40,653	967	40,653	967
GSEs MBSs	—	—	11,080	295	11,080	295
Municipal obligations	14,813	107	35,058	609	49,871	716
Foreign government obligations	—	—	500	—	500	—
Temporarily impaired investment securities held-to-maturity	14,813	107	87,291	1,871	102,104	1,978
Total temporarily impaired investment securities	$76,026	$541	$492,749	$14,199	$568,775	$14,740

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of September 30, 2019. Based on the analysis below, it was determined that is it more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of September 30, 2019. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of September 30, 2019, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $18.3 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $20.6 million as of December 31, 2018.
As of September 30, 2019, the Company owned 60 GSE debentures with a total fair value of $186.2 million, and a net unrealized gain of $3.2 million. As of December 31, 2018, the Company held 60 GSE debentures with a total fair value of $181.1 million, with a net unrealized loss of $3.0 million. As of September 30, 2019, 6 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2019, the Company did not purchase any GSE debentures. This compares to $33.9 million purchased during the same period in 2018.
As of September 30, 2019, the Company owned 61 GSE CMOs with a total fair value of $91.9 million and a net unrealized loss of $1.0 million. As of December 31, 2018, the Company held 61 GSE CMOs with a total fair value of $103.1 million with a net unrealized loss of $4.2 million. As of September 30, 2019, 41 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2019 and 2018, the Company did not purchase any GSE CMOs.
As of September 30, 2019, the Company owned 151 GSE MBSs with a total fair value of $142.1 million and a net unrealized gain of $0.2 million. As of December 31, 2018, the Company held 165 GSE MBSs with a total fair value of $165.1 million with a net unrealized loss of $4.2 million. As of September 30, 2019, 49 of the 151 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 93 of the 165 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2019, the Company did not purchase any GSE MBSs. This compares to $15.2 million purchased during the same period in 2018.
SBA Commercial Loan Asset-Backed
As of September 30, 2019, the Company owned 4 SBA securities with a total fair value of $37.0 thousand, which approximated amortized cost. As of December 31, 2018, the Company owned 4 SBA securities with a total fair value of $51.0 thousand, which approximated amortized cost. As of September 30, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all 4 of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the nine months ended September 30, 2019 and 2018, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2019, the Company held 9 corporate obligation securities with a total fair value of $33.0 million and a net unrealized gain of $0.5 million. As of December 31, 2018, the Company held 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized loss of $0.9 million. As of September 30, 2019, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all 11 of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2019 and 2018, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2019, the Company owned 3 U.S. Treasury bonds with a total fair value of $14.2 million and an unrealized gain of $0.4 million. This compares to 7 U.S. Treasury bonds with a total fair value of $13.7 million and an unrealized loss of $0.1 million as of December 31, 2018. During the nine months ended September 30, 2019 the Company did not purchase any U.S. Treasury bonds. This compares to $24.7 million purchased during the same period in 2018.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of September 30, 2019 and December 31, 2018, the Company owned 3 equity securities held-for-trading with a fair value of $4.6 million and $4.2 million, respectively.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at September 30, 2019. Management has the ability and the intent to hold the securities until maturity.
U.S. Government-Sponsored Enterprises
As of September 30, 2019, the Company owned 13 GSE debentures with a total fair value of $38.7 million, and an unrealized gain of $0.1 million. As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and an unrealized loss of $0.9 million. As of September 30, 2019, 2 of the 13 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2019, the Company did not purchase any GSE debentures as compared to the same period in 2018, when the Company purchased a total of $8.9 million in GSE debentures.
As of September 30, 2019, the Company owned 11 GSE MBSs with a total fair value of $9.8 million and an unrealized loss of $0.1 million. As of December 31, 2018, the Company owned 11 GSE MBSs with a total fair value of $11.1 million and an unrealized loss of $0.3 million. As of September 30, 2019 and December 31, 2018, 8 of the 11 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2019 and 2018, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of September 30, 2019, the Company owned 88 municipal obligation securities with a total fair value of $46.8 million and a net unrealized gain of $0.7 million. As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value of $51.6 million and an unrealized loss of $0.7 million. As of September 30, 2019, 9 of the 88 securities in this portfolio were in an unrealized loss position as compared to December 31, 2018, when 94 of the 98 securities were in an unrealized loss position. During the nine months ended September 30, 2019 and 2018, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of September 30, 2019 and December 31, 2018, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2019 and December 31, 2018, the security was in an unrealized loss position. During the nine months ended September 30, 2019 the Company repurchased the foreign government obligation that had matured. During the same period in 2018, the Company did not purchase any new foreign government obligations during this period.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2019			At December 31, 2018
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$16,804	$16,795	1.85%	$12,041	$12,007	2.03%
After 1 year through 5 years	211,446	214,683	2.19%	195,701	192,692	2.14%
After 5 years through 10 years	70,538	71,239	2.16%	115,665	112,819	2.18%
Over 10 years	165,312	164,622	2.12%	191,843	185,275	2.17%
	$464,100	$467,339	2.15%	$515,250	$502,793	2.16%
Investment securities held-to-maturity:
Within 1 year	$6,499	$6,504	1.85%	$7,640	$7,618	1.17%
After 1 year through 5 years	68,949	69,419	1.85%	72,735	71,492	1.84%
After 5 years through 10 years	9,840	10,107	1.78%	23,025	22,640	2.20%
Over 10 years	9,875	9,772	1.92%	11,376	11,080	2.13%
	$95,163	$95,802	1.85%	$114,776	$112,830	1.89%

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
As of September 30, 2019, issuers of debt securities with an estimated fair value of $45.0 million had the right to call or prepay the obligations. Of the $45.0 million, approximately $3.0 million matures within 1 year, $41.5 million matures in 1 - 5 years, $0.6 million matures in 6 - 10 years, and none mature after ten years. As of December 31, 2018, issuers of debt securities with an estimated fair value of approximately $19.1 million had the right to call or prepay the obligations. Of the $19.1 million, approximately none mature within 1 year, $8.4 million matures in 1-5 years, $10.7 million matures in 6-10 years, and none mature after ten years.
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
There were no securities sold during the nine months ended September 30, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Sales of investment and restricted equity securities are summarized as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In Thousands)
Proceeds from sale of trust preferred, marketable and restricted equity securities	$—	$2,700
Sales of trading securities	—	—

Gross gains from securities sales	—	1,230
Gross losses from securities sales	—	(68)
Gain on sales of securities, net	$—	$1,162

(4) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2019
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,343,137	4.49%	$97,954	4.66%	$2,441,091	4.50%
Multi-family mortgage	882,665	4.37%	36,569	4.60%	919,234	4.38%
Construction	220,685	5.31%	8,441	6.73%	229,126	5.36%
Total commercial real estate loans	3,446,487	4.51%	142,964	4.77%	3,589,451	4.52%
Commercial loans and leases:
Commercial	747,968	4.83%	18,915	5.11%	766,883	4.84%
Equipment financing	1,026,761	7.73%	2,519	5.98%	1,029,280	7.73%
Condominium association	54,225	4.87%	—	—%	54,225	4.87%
Total commercial loans and leases	1,828,954	6.46%	21,434	5.21%	1,850,388	6.45%
Consumer loans:
Residential mortgage	680,631	4.09%	112,102	4.50%	792,733	4.15%
Home equity	341,114	4.73%	34,143	5.12%	375,257	4.77%
Other consumer	38,890	4.79%	102	17.88%	38,992	4.83%
Total consumer loans	1,060,635	4.32%	146,347	4.65%	1,206,982	4.36%
Total loans and leases	$6,336,076	5.04%	$310,745	4.74%	$6,646,821	5.03%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,208,904	4.61%	$121,821	4.62%	$2,330,725	4.61%
Multi-family mortgage	799,813	4.51%	47,898	4.58%	847,711	4.51%
Construction	151,138	5.62%	22,162	6.74%	173,300	5.76%
Total commercial real estate loans	3,159,855	4.63%	191,881	4.85%	3,351,736	4.64%
Commercial loans and leases:
Commercial	712,630	4.96%	23,788	5.39%	736,418	4.97%
Equipment financing	978,840	7.61%	3,249	5.97%	982,089	7.60%
Condominium association	50,451	4.70%	—	—%	50,451	4.70%
Total commercial loans and leases	1,741,921	6.44%	27,037	5.46%	1,768,958	6.43%
Consumer loans:
Residential mortgage	653,059	4.09%	129,909	4.45%	782,968	4.15%
Home equity	331,014	5.05%	45,470	5.39%	376,484	5.09%
Other consumer	23,260	5.55%	110	17.81%	23,370	5.61%
Total consumer loans	1,007,333	4.44%	175,489	4.70%	1,182,822	4.48%
Total loans and leases	$5,909,109	5.13%	$394,407	4.83%	$6,303,516	5.11%

The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.5 million and $15.6 million as of September 30, 2019 and December 31, 2018, respectively.
The Banks and subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.4% of which is in the greater New York and New Jersey metropolitan area and 72.6% of which is in other areas in the United States of America as of September 30, 2019.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Balance at beginning of period	$6,852	$8,813	$7,905	$10,522
Accretion	(1,302)	(890)	(3,143)	(3,223)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	806	224	1,594	848
Balance at end of period	$6,356	$8,147	$6,356	$8,147

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended September 30, 2019 and 2018, accretable yield adjustments totaling $806 thousand and $224 thousand, respectively, were made for certain loan pools. During the nine months ended September 30, 2019 and 2018, accretable yield

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

adjustments totaling $1.6 million and $0.8 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
Loans and Leases Pledged as Collateral
As of September 30, 2019 and December 31, 2018, there were $3.0 billion and $3.0 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2019 and December 31, 2018.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635
Charge-offs	—	(1,175)	(15)	(1,190)
Recoveries	—	772	52	824
Provision for loan and lease losses	361	463	42	866
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

	Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981
Charge-offs	—	(1,198)	(29)	(1,227)
Recoveries	—	619	44	663
Provision for loan and lease losses	319	2,217	44	2,580
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

	Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(7,088)	(56)	(7,144)
Recoveries	—	1,454	141	1,595
Provision for loan and lease losses	842	4,744	406	5,992
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(5,387)	(134)	(5,624)
Recoveries	—	1,972	253	2,225
Provision (credit) for loan and lease losses	355	4,840	(391)	4,804
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

The liability for unfunded credit commitments, which is included in other liabilities, was $1.8 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively. No credit commitments were charged off against the liability account in the nine-month periods ended September 30, 2019 and 2018.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$361	$319	$842	$355
Commercial	463	2,217	4,744	4,840
Consumer	42	44	406	(391)
Total provision for loan and lease losses	866	2,580	5,992	4,804
Unfunded credit commitments	5	137	(11)	24
Total provision for credit losses	$871	$2,717	$5,981	$4,828

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
As of September 30, 2019, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses incurred in the Company’s loan portfolios.
As of September 30, 2019, the Company had a portfolio of approximately $10.4 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2018, this portfolio was approximately $13.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $10 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts.
As of September 30, 2019, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $1.1 million of which $0.6 million were specific reserves and $0.5 million was a general reserve. As of December 31, 2018, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $2.5 million of which $1.9 million were specific reserves and $0.6 million was a general reserve. The decrease in the allowance for loan and leases associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to charge-offs in the taxi medallion portfolio. The total TDRs secured by taxi medallions decreased by $2.7 million from $3.7 million at December 31, 2018 to $1.0 million at September 30, 2019. The total loans secured by taxi medallions that were placed on nonaccrual decreased by $2.5 million to $1.2 million at September 30, 2019 from $3.7 million at December 31, 2018. The decreases in TDRs and non-accruing loans secured by taxi medallions were primarily due to the charge-offs in taxi medallion relationships during the first nine months of 2019. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.
The general allowance for loan and lease losses was $57.4 million as of September 30, 2019, compared to $55.6 million as of December 31, 2018. The specific allowance for loan and lease losses was $1.7 million as of September 30, 2019, compared to $3.1 million as of December 31, 2018. The specific allowance decreased by $1.4 million during the nine months ended September 30, 2019 primarily due to the charge-offs of $1.7 million on loans collateralized by taxi medallions.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Information
The following tables present the recorded investment in loans in each class as of September 30, 2019, by credit quality indicator.

	At September 30, 2019
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,336,984	$882,578	$220,685	$729,682	$1,012,405	$54,062	$38,889	$5,275,285
OAEM	2,982	—	—	11,751	1,451	—	—	16,184
Substandard	3,171	87	—	6,532	11,455	163	1	21,409
Doubtful	—	—	—	3	1,450	—	—	1,453
Total originated	2,343,137	882,665	220,685	747,968	1,026,761	54,225	38,890	5,314,331

Acquired:
Loan rating:
Pass	86,854	36,569	3,571	18,313	2,512	—	102	147,921
OAEM	2,076	—	4,870	370	—	—	—	7,316
Substandard	9,024	—	—	232	7	—	—	9,263
Total acquired	97,954	36,569	8,441	18,915	2,519	—	102	164,500

Total loans	$2,441,091	$919,234	$229,126	$766,883	$1,029,280	$54,225	$38,992	$5,478,831
As of September 30, 2019, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2019
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$182,444	23.0%	$136,072	36.3%
50% - 69%	285,430	36.0%	90,917	24.2%
70% - 79%	181,726	22.9%	78,552	20.9%
80% and over	19,922	2.5%	35,573	9.5%
Data not available*	11,109	1.4%	—	—%
Total originated	680,631	85.8%	341,114	90.9%

Acquired:
Loan-to-value ratio:
Less than 50%	34,453	4.3%	18,148	4.8%
50%—69%	48,522	6.3%	8,727	2.3%
70%—79%	17,551	2.2%	712	0.2%
80% and over	5,885	0.7%	2,559	0.7%
Data not available	5,691	0.7%	3,997	1.1%
Total acquired	112,102	14.2%	34,143	9.1%

Total loans	$792,733	100.0%	$375,257	100.0%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$171,523	21.9%	$142,534	37.9%
50%—69%	287,337	36.7%	84,423	22.4%
70%—79%	173,870	22.2%	73,898	19.6%
80% and over	19,030	2.4%	30,129	8.0%
Data not available*	1,299	0.2%	30	—%
Total originated	653,059	83.4%	331,014	87.9%

Acquired:
Loan-to-value ratio:
Less than 50%	36,752	4.6%	24,705	6.6%
50%—69%	53,788	6.9%	10,353	2.7%
70%—79%	26,510	3.4%	1,000	0.3%
80% and over	6,701	0.9%	4,348	1.2%
Data not available	6,158	0.8%	5,064	1.3%
Total acquired	129,909	16.6%	45,470	12.1%

Total loans	$782,968	100.0%	$376,484	100.0%
_______________________________________________________________________________
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At September 30, 2019	At December 31, 2018
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$—	$629
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$701	$121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$2,157	$—	$2,540	$4,697	$2,338,440	$2,343,137	$—	$2,811
Multi-family mortgage	557	—	—	557	882,108	882,665	—	87
Construction	—	1,306	—	1,306	219,379	220,685	—	—
Total commercial real estate loans	2,714	1,306	2,540	6,560	3,439,927	3,446,487	—	2,898
Commercial loans and leases:
Commercial	731	1,314	3,348	5,393	742,575	747,968	1,241	2,933
Equipment financing	3,108	1,683	7,741	12,532	1,014,229	1,026,761	—	12,817
Condominium association	451	—	—	451	53,774	54,225	—	163
Total commercial loans and leases	4,290	2,997	11,089	18,376	1,810,578	1,828,954	1,241	15,913
Consumer loans:
Residential mortgage	685	—	594	1,279	679,352	680,631	—	1,605
Home equity	504	201	113	818	340,296	341,114	1	254
Other consumer	22	5	2	29	38,861	38,890	—	3
Total consumer loans	1,211	206	709	2,126	1,058,509	1,060,635	1	1,862
Total originated loans and leases	$8,215	$4,509	$14,338	$27,062	$6,309,014	$6,336,076	$1,242	$20,673

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases (1)
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$327	$8,864	$9,191	$88,763	$97,954	$8,794	$99
Multi-family mortgage	348	—	—	348	36,221	36,569	—	—
Construction	—	—	—	—	8,441	8,441	—	—
Total commercial real estate loans	348	327	8,864	9,539	133,425	142,964	8,794	99
Commercial loans and leases:
Commercial	—	—	232	232	18,683	18,915	26	206
Equipment financing	—	—	7	7	2,512	2,519	7	—
Total commercial loans and leases	—	—	239	239	21,195	21,434	33	206
Consumer loans:
Residential mortgage	1,892	—	1,776	3,668	108,434	112,102	1,776	—
Home equity	548	6	42	596	33,547	34,143	40	650
Other consumer	—	—	—	—	102	102	—	—
Total consumer loans	2,440	6	1,818	4,264	142,083	146,347	1,816	650
Total acquired loans and leases	$2,788	$333	$10,921	$14,042	$296,703	$310,745	$10,643	$955

Total loans and leases	$11,003	$4,842	$25,259	$41,104	$6,605,717	$6,646,821	$11,885	$21,628
___________________________________________________________
(1) Loans and leases acquired with deteriorated credit quality are always accruing.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$5,139	$896	$2,962	$8,997	$2,199,907	$2,208,904	$277	$3,806
Multi-family mortgage	893	—	145	1,038	798,775	799,813	—	330
Construction	297	—	396	693	150,445	151,138	—	396
Total commercial real estate loans	6,329	896	3,503	10,728	3,149,127	3,159,855	277	4,532
Commercial loans and leases:
Commercial	2,021	582	6,244	8,847	703,783	712,630	1,962	6,421
Equipment financing	2,509	650	5,685	8,844	969,996	978,840	12	9,500
Condominium association	320	—	—	320	50,131	50,451	—	265
Total commercial loans and leases	4,850	1,232	11,929	18,011	1,723,910	1,741,921	1,974	16,186
Consumer loans:
Residential mortgage	400	—	1,597	1,997	651,062	653,059	—	1,842
Home equity	761	25	183	969	330,045	331,014	1	191
Other consumer	51	18	15	84	23,176	23,260	—	17
Total consumer loans	1,212	43	1,795	3,050	1,004,283	1,007,333	1	2,050
Total originated loans and leases	$12,391	$2,171	$17,227	$31,789	$5,877,320	$5,909,109	$2,252	$22,768

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases (1)
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$—	$215	$9,087	$9,302	$112,519	$121,821	$9,018	$122
Multi-family mortgage	348	—	—	348	47,550	47,898	—	—
Construction	360	242	—	602	21,560	22,162	—	—
Total commercial real estate loans	708	457	9,087	10,252	181,629	191,881	9,018	122
Commercial loans and leases:
Commercial	124	44	290	458	23,330	23,788	90	200
Equipment financing	—	—	9	9	3,240	3,249	9	—
Total commercial loans and leases	124	44	299	467	26,570	27,037	99	200
Consumer loans:
Residential mortgage	—	371	2,113	2,484	127,425	129,909	2,113	290
Home equity	191	265	2	458	45,012	45,470	—	717
Other consumer	—	—	—	—	110	110	—	—
Total consumer loans	191	636	2,115	2,942	172,547	175,489	2,113	1,007
Total acquired loans and leases	$1,023	$1,137	$11,501	$13,661	$380,746	$394,407	$11,230	$1,329

Total loans and leases	$13,414	$3,308	$28,728	$45,450	$6,258,066	$6,303,516	$13,482	$24,097

___________________________________________________________
(1) Loans and leases acquired with deteriorated credit quality are always accruing.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial Real Estate Loans—As of September 30, 2019, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 36.7%; multi-family mortgage loans -- 13.9%; and construction loans -- 3.5%.
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
Commercial Loans and Leases—As of September 30, 2019, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 11.5%; equipment financing loans -- 15.5%; and loans to condominium associations -- 0.8%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of September 30, 2019, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.9%, home equity loans -- 5.6%, and other consumer loans -- 0.6%.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2019			At December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,971	$3,962	$—	$5,569	$5,545	$—
Commercial	25,761	25,723	—	30,927	31,053	—
Consumer	2,625	2,612	—	2,989	2,978	—
Total originated with no related allowance recorded	32,357	32,297	—	39,485	39,576	—
With an allowance recorded:
Commercial real estate	70	70	8	396	396	5
Commercial	5,421	5,422	1,572	8,224	8,208	2,961
Consumer	1,229	1,226	72	665	664	89
Total originated with an allowance recorded	6,720	6,718	1,652	9,285	9,268	3,055
Total originated impaired loans and leases	39,077	39,015	1,652	48,770	48,844	3,055

Acquired:
With no related allowance recorded:
Commercial real estate	14,309	14,311	—	9,538	9,538	—
Commercial	476	476	—	531	531	—
Consumer	3,746	3,746	—	4,772	4,772	—
Total acquired with no related allowance recorded	18,531	18,533	—	14,841	14,841	—
With an allowance recorded:
Consumer	451	451	40	154	154	26
Total acquired with an allowance recorded	451	451	40	154	154	26
Total acquired impaired loans and leases	18,982	18,984	40	14,995	14,995	26

Total impaired loans and leases	$58,059	$57,999	$1,692	$63,765	$63,839	$3,081
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $20.7 million and $1.0 million, respectively as of September 30, 2019.

(2) Includes originated and acquired nonaccrual loans of $22.7 million and $1.3 million, respectively as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,964	$15	$5,717	$19
Commercial	26,826	206	22,938	195
Consumer	2,638	10	2,711	15
Total originated with no related allowance recorded	33,428	231	31,366	229
With an allowance recorded:
Commercial real estate	70	1	—	—
Commercial	5,511	27	9,052	29
Consumer	1,231	13	1,375	3
Total originated with an allowance recorded	6,812	41	10,427	32
Total originated impaired loans and leases	40,240	272	41,793	261

Acquired:
With no related allowance recorded:
Commercial real estate	14,316	91	9,222	1
Commercial	486	4	1,118	4
Consumer	3,759	12	5,430	15
Total acquired with no related allowance recorded	18,561	107	15,770	20
With an allowance recorded:
Consumer	452	5	158	1
Total acquired with an allowance recorded	452	5	158	1
Total acquired impaired loans and leases	19,013	112	15,928	21

Total impaired loans and leases	$59,253	$384	$57,721	$282

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,543	$95	$6,756	$68
Commercial	29,605	759	24,641	682
Consumer	2,669	28	2,692	42
Total originated with no related allowance recorded	37,817	882	34,089	792
With an allowance recorded:
Commercial real estate	336	2	—	—
Commercial	7,482	55	9,261	73
Consumer	852	19	892	5
Total originated with an allowance recorded	8,670	76	10,153	78
Total originated impaired loans and leases	46,487	958	44,242	870

Acquired:
With no related allowance recorded:
Commercial real estate	10,874	94	9,975	3
Commercial	535	8	1,438	12
Consumer	4,548	27	5,133	45
Total acquired with no related allowance recorded	15,957	129	16,546	60
With an allowance recorded:
Consumer	253	6	128	3
Total acquired with an allowance recorded	253	6	128	3
Total acquired impaired loans and leases	16,210	135	16,674	63

Total impaired loans and leases	$62,697	$1,093	$60,916	$933

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$8	$1,572	$72	$1,652
Collectively evaluated for impairment	27,507	22,439	5,582	55,528
Total originated loans and leases	27,515	24,011	5,654	57,180

Acquired:
Individually evaluated for impairment	—	—	40	40
Collectively evaluated for impairment	63	276	16	355
Acquired with deteriorated credit quality	1,451	106	3	1,560
Total acquired loans and leases	1,514	382	59	1,955

Total allowance for loan and lease losses	$29,029	$24,393	$5,713	$59,135

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,811	$23,124	$3,743	$30,678
Collectively evaluated for impairment	3,442,676	1,805,830	1,056,892	6,305,398
Total originated loans and leases	3,446,487	1,828,954	1,060,635	6,336,076

Acquired:
Individually evaluated for impairment	4,870	405	1,869	7,144
Collectively evaluated for impairment	80,889	19,035	118,143	218,067
Acquired with deteriorated credit quality	57,205	1,994	26,335	85,534
Total acquired loans and leases	142,964	21,434	146,347	310,745

Total loans and leases	$3,589,451	$1,850,388	$1,206,982	$6,646,821

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$5	$2,961	$89	$3,055
Collectively evaluated for impairment	26,617	22,131	5,075	53,823
Total originated loans and leases	26,622	25,092	5,164	56,878

Acquired:
Individually evaluated for impairment	—	—	26	26
Collectively evaluated for impairment	32	83	20	135
Acquired with deteriorated credit quality	1,533	108	12	1,653
Total acquired loans and leases	1,565	191	58	1,814

Total allowance for loan and lease losses	$28,187	$25,283	$5,222	$58,692

Loans and Leases:
Originated:
Individually evaluated for impairment	$5,610	$32,127	$3,502	$41,239
Collectively evaluated for impairment	3,154,245	1,709,794	1,003,831	5,867,870
Total originated loans and leases	3,159,855	1,741,921	1,007,333	5,909,109

Acquired:
Individually evaluated for impairment	—	404	2,072	2,476
Collectively evaluated for impairment	121,119	24,094	142,194	287,407
Acquired with deteriorated credit quality	70,762	2,539	31,223	104,524
Total acquired loans and leases	191,881	27,037	175,489	394,407

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Troubled Debt Restructured Loans and Leases
A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the TDR loan with the restructured loan's cash flows discounted at the original effective rate.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2019	At December 31, 2018
	(In Thousands)
Troubled debt restructurings:
On accrual	$22,233	$12,257
On nonaccrual	5,763	8,684
Total troubled debt restructurings	$27,996	$20,941

Total TDR loans and leases increased by $7.1 million to $28.0 million at September 30, 2019 from $20.9 million at December 31, 2018, driven primarily by new troubled debt restructurings on the commercial, equipment financing and construction relationships, partially offset by the payoff of a commercial relationship.
The recorded investment in TDR loans and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended September 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	—	$—	$—	$—	$—	1	$367
Equipment financing	2	1,405	1,399	30	49	1	155
Residential mortgage	3	869	866	29	343	—	—
Home equity	2	251	252	2	—	—	—
Total originated	7	$2,525	$2,517	$61	$392	2	$522

Acquired:
Construction	1	4,870	4,870	$—
Residential mortgage	1	297	297	12	—	—	—
Total acquired	2	5,167	5,167	12	—	—	—

Total loans and leases	9	$7,692	$7,684	$73	$392	2	$522
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Three Months Ended September 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$137	$136	$102	$136	$2	$1,086
Residential mortgage	1	209	209	12	—	—	—
Total originated	2	$346	$345	$114	$136	2	$1,086

Total loans and leases	2	$346	$345	$114	$136	2	$1,086
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Nine Months Ended September 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$73	$70	$8	$—	$—	$—	$—
Commercial	3	6,793	7,146	—	—	766	1	367
Equipment financing	7	2,775	2,458	376	1,056	—	—	—
Residential mortgage	3	869	866	29	343	—	—	—
Home equity	2	251	252	2	—	—	—	—
Total originated	16	$10,761	$10,792	$415	$1,399	766	1	$367

Acquired:
Construction	1	4,870	4,870	$—	—	—	—	—
Residential mortgage	1	297	297	12	—	—	—	—
Total acquired	2	5,167	5,167	12	—	—	—	—

Total loans and leases	18	$15,928	$15,959	$427	$1,399	$766	1	$367
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Nine Months Ended September 30, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$653	$—	$653	—	—	$—
Commercial	10	1,911	1,867	856	1,867	—	2	1,086
Equipment financing	11	2,271	2,021	29	199	—	—	—
Residential mortgage	1	209	209	12	—	—	—	—
Home equity	1	86	84	—	—	—	—	—
Total originated	24	5,150	4,834	897	2,719	—	2	1,086

Acquired:
Home equity	1	125	123	—	123	—	—	—
Total acquired	1	125	123	—	123	—	—	—

Total loans and leases	25	$5,275	$4,957	$897	$2,842	—	2	$1,086
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.
The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Loans with one modification:
Extended maturity	$4,919	$—	$12,098	$1,419
Adjusted interest rate	252	—	252	—
Combination maturity, principal, interest rate	2,513	345	3,609	3,454
Total loans with one modification	7,684	345	15,959	4,873

Loans with more than one modification:
Combination maturity, principal, interest rate	—	—	—	84
Total loans with more than one modification	—	—	—	84

Total loans with modifications	$7,684	$345	$15,959	$4,957

The TDR loans and leases that were modified for the three months ended September 30, 2019 and 2018 were $7.7 million and $0.3 million, respectively. The increase in TDR loans and leases that were modified for the three months ended September 30, 2019 was primarily due to the increases in modifications on the construction and equipment financing loans.
The TDR loans and leases that were modified for the nine months ended September 30, 2019 and 2018 were $16.0 million and $5.0 million, respectively. The increase in TDR loans and leases that were modified for the nine months ended September 30, 2019 was primarily due to the increase in modifications on the construction, commercial, and equipment financing loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

There were no TDR loans and leases with more than one modification during the three and nine months ended September 30, 2019. There were no TDR loan and leases with more than one modification during the three months ended September 30, 2018. There was 1 TDR loan and lease with more than one modification during the nine months ended September 30, 2018.
The net charge-offs for performing and nonperforming TDR loans and leases for the three and nine months ended September 30, 2019 were $0.1 million and $1.9 million, respectively. The net charge-offs for performing and nonperforming TDR loans and leases for the three and nine months ended September 30, 2018 were $35 thousand and $0.7 million, respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of September 30, 2019 was $1.4 million. As of September 30, 2018, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2019	At December 31, 2018
	(In Thousands)
Goodwill (beginning)	$160,427	$137,890
Additions	—	22,537
Balance at end of period	160,427	160,427
Other intangible assets:
Core deposits	3,754	4,997
Trade name	1,089	1,089
Total other intangible assets	4,843	6,086
Total goodwill and other intangible assets	$165,270	$166,513

At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 7.0 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2019	$456
Year ending:
2020	1,261
2021	850
2022	494
2023	263
2024	153
Thereafter	277
Total	$3,754

(7) Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2019 and 2018, the Company’s accumulated other comprehensive income (loss) includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2019	$889	$252	$1,141
Other comprehensive income (loss)	1,634	—	1,634
Balance at September 30, 2019	$2,523	$252	$2,775

	Three Months Ended September 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2018	$(13,578)	$163	$(13,415)
Other comprehensive income (loss)	(2,184)	—	(2,184)
Balance at September 30, 2018	$(15,762)	$163	$(15,599)

	Nine Months Ended September 30, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive (loss) income	12,235	—	12,235
Balance at September 30, 2019	$2,523	$252	$2,775

	Nine Months Ended September 30, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive loss before reclassifications	(9,702)	—	(9,702)
Less: amounts reclassified from accumulated other comprehensive loss	(53)	—	(53)
Balance at September 30, 2018	$(15,762)	$163	$(15,599)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended September 30, 2019 and September 30, 2018. The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 as compared to $53 thousand during the nine months ended September 30, 2018.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of September 30, 2019 or December 31, 2018.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	110	$—	$25,196	$8,896	$34,322	$924,062	$992,476	$79,661
Pay fixed, receive variable	110	—	25,196	8,896	34,322	924,062	992,476	79,661
Risk participation-out agreements	35	—	14,203	—	—	162,952	177,155	1,555
Risk participation-in agreements	7	—	—	—	—	56,096	56,096	385

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,315	$—	$—	$—	$—	$1,315	$22
Sells foreign currency, buys U.S. currency	20	1,420	—	—	—	—	1,420	16

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	86	$1,931	$26,419	$—	$31,762	$654,388	$714,500	$6,081
Pay fixed, receive variable	86	1,931	26,419	—	31,762	654,388	714,500	6,081
Risk participation-out agreements	26	—	14,892	—	—	85,639	100,531	344
Risk participation-in agreements	5	—	—	—	—	35,838	35,838	84

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$6,573	$—	$—	$—	$—	$6,573	$123
Sells foreign currency, buys U.S. currency	37	6,582	—	—	—	—	6,582	131

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $93.4 million and $5.9 million in the normal course of business as of September 30, 2019 and December 31, 2018, respectively. Dealer counterparties posted no collateral to the Company in the normal course of business as of September 30, 2019 and December 31, 2018.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$79,857	$—	$79,857	$—	$—	$79,857
Risk participation-out agreements	1,555	—	1,555	—	—	1,555
Foreign exchange contracts	22	—	22	—	—	22
Total	$81,434	$—	$81,434	$—	$—	$81,434

Liability derivatives
Loan level derivatives	$79,857	$—	$79,857	$52,488	$40,870	$(13,501)
Risk participation-in agreements	385	—	385	—	—	385
Foreign exchange contracts	16	—	16	—	—	16
Total	$80,258	$—	$80,258	$52,488	$40,870	$(13,100)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$22,013	$—	$22,013	$—	$50	$21,963
Risk participation-out agreements	344	—	344	—	—	344
Foreign exchange contracts	131	—	131	—	—	131
Total	$22,488	$—	$22,488	$—	$50	$22,438

Liability derivatives
Loan level derivatives	$22,013	$—	$22,013	$5,877	$—	$16,136
Risk participation-in agreements	84	—	84	—	—	84
Foreign exchange contracts	123	—	123	—	—	123
Total	$22,220	$—	$22,220	$5,877	$—	$16,343

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
(9) Stock Based Compensation
As of September 30, 2019, the Company had 2 active recognition and retention plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three and nine months ended September 30, 2019, 212,460 shares were issued upon satisfaction of required conditions of the Plans. During the three and nine months ended September 30, 2018, 119,040 shares were issued upon satisfaction of required conditions of the Plans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Total expense for the Plans was $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. Total expense for the Plans was $2.5 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$22,596	$22,596	$22,460	$22,460

Denominator:
Weighted average shares outstanding	79,700,403	79,700,403	80,315,050	80,315,050
Effect of dilutive securities	—	183,107	—	200,417
Adjusted weighted average shares outstanding	79,700,403	79,883,510	80,315,050	80,515,467

EPS	$0.28	$0.28	$0.28	$0.28

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$65,534	$65,534	$61,924	$61,924

Denominator:
Weighted average shares outstanding	79,676,456	79,676,456	79,471,238	79,471,238
Effect of dilutive securities	—	191,227	—	269,754
Adjusted weighted average shares outstanding	79,676,456	79,867,683	79,471,238	79,740,992

EPS	$0.82	$0.82	$0.78	$0.78

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2019 and 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$186,170	$—	$186,170
GSE CMOs	—	91,851	—	91,851
GSE MBSs	—	142,079	—	142,079
SBA commercial loan asset-backed securities	—	37	—	37
Corporate debt obligations	—	32,981	—	32,981
U.S. Treasury bonds	—	14,221	—	14,221
Total investment securities available-for-sale	$—	$467,339	$—	$467,339
Equity securities held-for-trading	$3,567	$1,014	$—	$4,581
Loan level derivatives	—	79,857	—	79,857
Risk participation-out agreements	—	1,555	—	1,555
Foreign exchange contracts	—	22	—	22
Liabilities:
Loan level derivatives	$—	$79,857	$—	$79,857
Risk participation-in agreements	—	385	—	385
Foreign exchange contracts	—	16	—	16

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$181,079	$—	$181,079
GSE CMOs	—	103,130	—	103,130
GSE MBSs	—	165,089	—	165,089
SBA commercial loan asset-backed securities	—	51	—	51
Corporate debt obligations	—	39,708	—	39,708
U.S. Treasury bonds	—	13,736	—	13,736
Total investment securities available-for-sale	$—	$502,793	$—	$502,793
Equity securities held-for-trading	$3,235	$972	$—	$4,207
Loan level derivatives	—	22,013	—	22,013
Risk participation-out agreements	—	344	—	344
Foreign exchange contracts	—	131	—	131
Liabilities:
Loan level derivatives	$—	$22,013	$—	$22,013
Risk participation-in agreements	—	84	—	84
Foreign exchange contracts	—	123	—	123

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2019 and December 31, 2018, no investment securities were valued using pricing models included in Level 3.
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
Equity Securities Held-for-Trading
The fair value of equity securities held-for-trading is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services. The Company's equity securities are priced this way and are included in Level 1 and Level 2. These prices are validated by comparing the primary pricing source with an alternative pricing source when available.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2019 and 2018, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,330	$2,330
OREO	—	—	201	201
Repossessed assets	—	1,931	—	1,931
Total assets measured at fair value on a non-recurring basis	$—	$1,931	$2,531	$4,462

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$4,203	$4,203
OREO	—	—	3,054	3,054
Repossessed assets	—	965	—	965
Total assets measured at fair value on a non-recurring basis	$—	$965	$7,257	$8,222

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

	Fair Value		Valuation Technique
	At September 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Auction-rate municipal obligations	$—	$—	Discounted cash flow
Collateral-dependent impaired loans and leases	$2,329	$4,203	Appraisal of collateral (1)
Other real estate owned	201	3,054	Appraisal of collateral (1)
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

			Fair Value Measurements at September 30, 2019
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$38,624	$38,734	$—	$38,734	$—
GSE MBSs	9,937	9,835	—	9,835	—
Municipal obligations	46,102	46,763	—	46,763	—
Foreign government obligations	500	470	—	—	470
Loans and leases, net	6,587,686	6,627,148	—	—	6,627,148
Restricted equity securities	57,896	57,896	—	—	57,896
Financial liabilities:
Certificates of deposits	2,011,622	2,016,106	—	2,016,106	—
Borrowed funds	986,405	990,173	—	990,173	—

			Fair Value Measurements at December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,546	$49,601	$—	$49,601	$—
GSE MBSs	11,426	11,131	—	11,131	—
Municipal obligations	52,304	51,598	—	51,598	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	3,247	3,247	—	3,247	—
Loans and leases, net	6,244,824	6,154,704	—	—	6,154,704
Restricted equity securities	61,751	61,751	—	—	61,751
Financial liabilities:
Certificates of deposit	1,789,165	1,778,860	—	1,778,860	—
Borrowed funds	920,542	886,545	—	886,545	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Loans Held-for-Sale
Fair value is measured using quoted market prices when available and would be categorized as Level 1. If quoted market prices are not available, comparable market values may be utilized. These assets are typically categorized as Level 2.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2019	At December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$75,280	$76,642
Commercial	77,395	75,713
Residential mortgage	63,229	16,363
Unadvanced portion of loans and leases	795,285	707,997
Unused lines of credit:
Home equity	515,589	487,476
Other consumer	35,923	50,404
Other commercial	393	347
Unused letters of credit:
Financial standby letters of credit	10,521	11,491
Performance standby letters of credit	3,696	3,075
Commercial and similar letters of credit	4,648	4,573
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	992,476	714,500
Pay fixed, receive variable	992,476	714,500
Risk participation-out agreements	177,155	100,531
Risk participation-in agreements	56,096	35,838
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,315	6,573
Sells foreign currency, buys U.S. currency	1,420	6,582

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
The fair value of derivative assets and liabilities was $81.4 million and $80.3 million, respectively, as of September 30, 2019. The fair value of derivative assets and liabilities was $22.5 million and $22.2 million, respectively, as of December 31, 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The fair value of foreign exchange assets and liabilities was $22 thousand and $16 thousand, respectively, as of September 30, 2019. The fair value of foreign exchange assets and liabilities was $131 thousand and $123 thousand as of December 31, 2018.
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of September 30, 2019 as the discount rate to determine the net present value of the remaining lease payments.

At September 30, 2019
(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$4,644

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,658
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$72

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$26,216
Operating lease liabilities	26,216

Weighted Average Remaining Lease Term
Operating leases	7.6 years

Weighted Average Discount Rate
Operating leases	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of future minimum rental payments under such leases at the dates indicated follows:

	Minimum Rental Payments
	September 30, 2019	December 31, 2018
	(In Thousands)

Remainder of 2019	$1,553	$4,224
Year ending:
2020	5,883	4,932
2021	5,263	4,418
2022	4,575	3,602
2023	3,672	2,734
2024	2,305	1,866
Thereafter	6,163	6,637
Total	$29,414	$28,413
Less imputed interest	(3,198)
Present value of lease liability	$26,216

Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.4 million and other expenditures were $0.3 million for both the nine months ended September 30, 2019 and 2018. Total rental expense was $1.5 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively. Total rental expense was $4.6 million for the nine months ended September 30, 2019 and 2018.
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
The Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the nine months ended September 30, 2019, as a result of adopting Topic 606.
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
(14) Subsequent Events
As previously disclosed on October 23, 2019, Brookline Bank has entered into a merger agreement with First Ipswich.  Pending receipt of the applicable regulatory approvals, Brookline Bank anticipates closing the transaction in the first quarter of 2020.
As previously disclosed on July 31, 2019, Brookline Bank converted its charter from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company and ended its membership in DIF, which insures Massachusetts-chartered savings bank deposits in excess of federal deposit insurance coverage.  Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank will continue to be supervised by the FRB and DOB.
Brookline’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits.  Excess deposits that were insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2020.  Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disaster; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings submitted to the Securities and Exchange Commission ("SEC"). Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); First Ipswich Bank and its subsidiaries ("First Ipswich"); and Brookline Securities Corp. As previously disclosed, it is expected that First Ipswich will merge with and into Brookline Bank in the first quarter of 2020.
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, with 27.4% of the New York and New Jersey metropolitan area.
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
The Company and the Banks are supervised, examined and regulated by the FRB. As Massachusetts-chartered trust companies, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed on July 31, 2019, Brookline Bank converted its charter from a Massachusetts-charted savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits.  Excess deposits that were insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2020.  Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.28	$0.26	$0.28	$0.26	$0.28
Earnings per share - Diluted	0.28	0.26	0.28	0.26	0.28
Book value per share (end of period)	11.70	11.53	11.30	11.30	11.08
Tangible book value per share (end of period) (1)	9.63	9.45	9.22	9.21	9.00
Dividends paid per common share	0.110	0.110	0.105	0.105	0.100
Stock price (end of period)	14.73	15.38	14.40	13.82	16.70

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.45%	3.55%	3.64%	3.58%	3.57%
Return on average assets	1.17%	1.08%	1.21%	1.15%	1.23%
Return on average tangible assets (1)	1.19%	1.11%	1.24%	1.17%	1.26%
Return on average stockholders' equity	9.74%	8.98%	10.14%	9.40%	10.10%
Return on average tangible stockholders' equity (1)	11.85%	10.98%	12.48%	11.54%	12.44%
Dividend payout ratio (1)	38.88%	42.87%	37.28%	39.98%	35.81%
Efficiency ratio (3)	56.48%	56.09%	55.83%	57.86%	53.76%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.02%	0.19%	0.13%	0.08%	0.04%
Nonperforming loans and leases as a percentage of total loans and leases	0.33%	0.33%	0.36%	0.38%	0.41%
Nonperforming assets as a percentage of total assets	0.30%	0.30%	0.36%	0.38%	0.41%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.89%	0.90%	0.91%	0.93%	0.96%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	0.90%	0.92%	0.93%	0.96%	1.00%

CAPITAL RATIOS
Stockholders' equity to total assets	11.83%	12.03%	11.98%	12.18%	12.16%
Tangible equity ratio (1)	9.94%	10.08%	9.99%	10.15%	10.11%

FINANCIAL CONDITION DATA
Total assets	$7,878,436	$7,636,980	$7,519,130	$7,392,805	$7,320,596
Total loans and leases	6,646,821	6,505,329	6,388,197	6,303,516	6,227,707
Allowance for loan and lease losses	59,135	58,635	58,041	58,692	59,997
Investment securities available-for-sale	467,339	482,497	489,020	502,793	534,788
Investment securities held-to-maturity	95,163	103,572	113,694	114,776	115,684
Equity securities held-for-trading	4,581	4,698	4,341	4,207	4,169
Goodwill and identified intangible assets	165,270	165,691	166,111	166,513	167,050
Total deposits	5,729,339	5,622,493	5,620,633	5,454,044	5,233,611

					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
	(Dollars in Thousands, Except Per Share Data)

Total borrowed funds	986,405	930,764	866,005	920,542	1,082,886
Stockholders' equity	932,311	918,468	900,572	900,140	890,368

EARNINGS DATA
Net interest income	$63,236	$63,134	$62,999	$63,159	$62,332
Provision for credit losses	871	3,757	1,353	123	2,717
Non-interest income	7,929	7,478	6,630	6,461	7,069
Non-interest expense	40,191	39,604	38,871	40,282	37,310
Net income	22,596	20,471	22,467	21,138	22,460
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $7.9 billion as of September 30, 2019 increased $485.6 million, or 8.8% on an annualized basis, from December 31, 2018. The increase was primarily driven by growth in the loan portfolio.
Total loans and leases as of September 30, 2019 increased $343.3 million, or 7.3% on an annualized basis, to $6.6 billion from December 31, 2018. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.4 billion, or 81.8% of total loans and leases, as of September 30, 2019, an increase of $319.1 million, or 8.3% on an annualized basis, from $5.1 billion, or 81.2% of total loans and leases, as of December 31, 2018.
Total deposits of $5.7 billion as of September 30, 2019 increased $275.3 million, or 6.7% on an annualized basis, from December 31, 2018. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.7 billion, or 64.9% of total deposits as of September 30, 2019, an increase of $52.8 million, or 1.9% on an annualized basis from $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Certificate of deposit balances totaled $2.0 billion, or 35.1% of total deposits as of September 30, 2019, an increase of $222.5 million, or 16.6% on an annualized basis from $1.8 billion, or 32.7% of total deposits, as of December 31, 2018.
Asset Quality
Nonperforming assets as of September 30, 2019 totaled $23.8 million, or 0.30% of total assets, compared to $28.1 million, or 0.38% of total assets, as of December 31, 2018. Net charge-offs for the three months ended September 30, 2019 were $0.4 million, or 0.02% of average loans and leases on an annualized basis, compared to $0.6 million, or 0.04% of average loans and leases on an annualized basis, for the three months ended September 30, 2018.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.89% as of September 30, 2019, compared to 0.93% as of December 31, 2018. Excluding acquired loans, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 0.90% as of September 30, 2019, compared to 0.96% as of December 31, 2018. The Company continued to employ its historical underwriting methodology throughout the three month period ended September 30, 2019. Refer also to Note 5, "Allowance for Loan and Lease Losses."
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.26% as of September 30, 2019, compared to 11.94% as of December 31, 2018. The Company's Tier 1 Leverage Ratio was 10.24% as of September 30, 2019, compared to 10.58% as of December 31, 2018. As of September 30, 2019, the Company's Tier 1 Risk-Based Capital Ratio was 11.41%, compared to 12.26% as of December 31, 2018. The Company's Total Risk-Based Capital Ratio was 13.39% as of September 30, 2019, compared to 14.42% as of December 31, 2018.

The Company's ratio of stockholders' equity to total assets was 11.83% and 12.18% as of September 30, 2019 and December 31, 2018, respectively. The Company's tangible equity ratio was 9.94% and 10.15% as of September 30, 2019 and December 31, 2018, respectively.
Net Income
For the three months ended September 30, 2019, the Company reported net income of $22.6 million, or $0.28 per basic and diluted share, an increase of $0.1 million, or 2.4% on an annualized basis, from $22.5 million, or $0.28 per basic and diluted share for the three months ended September 30, 2018. This increase in net income is primarily the result of an increase in net interest income of $0.9 million, a decrease in the provision for credit losses of $1.8 million, an increase in non-interest income of $0.9 million, and a decrease in income attributable to noncontrolling interest of $0.8 million, partially offset by an increase in non-interest expense of $2.9 million and an increase in the provision for income taxes of $1.4 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2019, the Company reported net income of $65.5 million, or $0.82 per basic and diluted share, an increase of $3.6 million, or 5.8%, from $61.9 million, or $0.78 per basic and diluted share for the nine months ended September 30, 2018. This increase in net income is primarily the result of an increase in net interest income of $4.8 million, an increase in non-interest income of $3.3 million, and a decrease in net income attributed to controlling interest of $2.4 million, partially offset by an increase in the provision for credit losses of $1.2 million, an increase in non-interest expense of $3.7 million, and an increase in the provision for income taxes of $2.0 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.17% for the three months ended September 30, 2019, compared to 1.23% for the three months ended September 30, 2018. The annualized return on average stockholders' equity was 9.74% for the three months ended September 30, 2019, compared to 10.10% for the three months ended September 30, 2018.
The net interest margin was 3.45% for the three months ended September 30, 2019, down from 3.57% for the three months ended September 30, 2018. The decrease in the net interest margin is a result of an increase of 32 basis points in the Company's overall cost of funds to 1.47% for the three months ended September 30, 2019 from 1.15% for the three months ended September 30, 2018, partially offset by an increase in the yield on interest-earning assets of 18 basis points to 4.83% for the three months ended September 30, 2019 from 4.65% for the three months ended September 30, 2018.
The net interest margin was 3.54% for the nine months ended September 30, 2019, down from 3.62% for the nine months ended September 30, 2018. The decrease in the net interest margin is a result of an increase of 46 basis points in the Company's overall cost of funds to 1.44% for the nine months ended September 30, 2019 from 0.98% for the nine months ended September 30, 2018, partially offset by an increase in the yield on interest-earning assets of 34 basis points to 4.85% for the nine months ended September 30, 2019 from 4.51% for the nine months ended September 30, 2018.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net income, as reported	$22,596	$22,460	$65,534	$61,924
Less:
Security (losses) gains (after-tax)	(87)	—	284	883
Add:
Merger and restructuring-related expenses (after-tax) (1) (2)	845	17	851	2,478
Operating earnings	$23,528	$22,477	$66,101	$63,519

Basic earnings per share, as reported	$0.28	$0.28	$0.82	$0.78
Less:
Security (losses) gains (after-tax)	—	—	—	0.01
Add:
Merger and restructuring-related expenses (after-tax) (1) (2)	0.02	—	0.01	0.03
Basic operating earnings per share	$0.30	$0.28	$0.83	$0.80
___________________________________________________________________
(1) 2018 Merger and restructuring expense related to the acquisition of First Commons Bank in the first quarter of 2018.
(2) 2019 Merger and restructuring expense related to the First Ipswich Bank charter consolidation in the third quarter of 2019.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Operating earnings	$23,528	$20,203	$22,364	$22,062	$22,477

Average total assets	$7,746,492	$7,571,396	$7,434,038	$7,382,931	$7,302,413
Less: Average goodwill and average identified intangible assets, net	165,493	165,914	166,327	166,777	167,313
Average tangible assets	$7,580,999	$7,405,482	$7,267,711	$7,216,154	$7,135,100

Return on average assets (annualized)	1.17%	1.08%	1.21%	1.15%	1.23%
Less:
Security (losses) gains	—%	0.01%	0.01%	(0.03)%	—%
Add:
Merger and restructuring-related expenses	0.04%	—%	—%	0.02%	—%
Operating return on average assets (annualized)	1.21%	1.07%	1.20%	1.20%	1.23%

Return on average tangible assets (annualized)	1.19%	1.11%	1.24%	1.17%	1.26%
Less:
Security (losses) gains	—%	0.02%	0.01%	(0.03)%	—%
Add:
Merger and restructuring-related expenses	0.05%	—%	—%	0.02%	—%
Operating return on average tangible assets (annualized)	1.24%	1.09%	1.23%	1.22%	1.26%

Average total stockholders' equity	$928,063	$911,824	$886,639	$899,244	$889,259
Less: Average goodwill and average identified intangible assets, net	165,493	165,914	166,327	166,777	167,313
Average tangible stockholders' equity	$762,570	$745,910	$720,312	$732,467	$721,946

Return on average stockholders' equity (annualized)	9.74%	8.98%	10.14%	9.40%	10.10%
Less:
Security (losses) gains	(0.04)%	0.12%	0.05%	(0.23)%	—%
Add:
Merger and restructuring-related expenses	0.36%	—%	—%	0.18%	0.01%
Operating return on average stockholders' equity (annualized)	10.14%	8.86%	10.09%	9.81%	10.11%

					(Continued)

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	11.85%	10.98%	12.48%	11.54%	12.44%
Less:
Security (losses) gains	(0.05)%	0.15%	0.06%	(0.29)%	—%
Add:
Merger and restructuring-related expenses	0.44%	—%	—%	0.22%	0.01%
Operating return on average tangible stockholders' equity (annualized)	12.34%	10.83%	12.42%	12.05%	12.45%

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Net income, as reported	$22,596	$20,471	$22,467	$21,138	$22,460

Average total assets	$7,746,492	$7,571,396	$7,434,038	$7,382,931	$7,302,413
Less: Average goodwill and average identified intangible assets, net	165,493	165,914	166,327	166,777	167,313
Average tangible assets	$7,580,999	$7,405,482	$7,267,711	$7,216,154	$7,135,100

Return on average tangible assets (annualized)	1.19%	1.11%	1.24%	1.17%	1.26%

Average total stockholders' equity	$928,063	$911,824	$886,639	$899,244	$889,259
Less: Average goodwill and average identified intangible assets, net	165,493	165,914	166,327	166,777	167,313
Average tangible stockholders' equity	$762,570	$745,910	$720,312	$732,467	$721,946

Return on average tangible stockholders' equity (annualized)	11.85%	10.98%	12.48%	11.54%	12.44%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Total stockholders' equity	$932,311	$918,468	$900,572	$900,140	$890,368
Less: Goodwill and identified intangible assets, net	165,270	165,691	166,111	166,513	167,050
Tangible stockholders' equity	$767,041	$752,777	$734,461	$733,627	$723,318

Total assets	$7,878,436	$7,636,980	$7,519,130	$7,392,805	$7,320,596
Less: Goodwill and identified intangible assets, net	165,270	165,691	166,111	166,513	167,050
Tangible assets	$7,713,166	$7,471,289	$7,353,019	$7,226,292	$7,153,546

Tangible equity ratio	9.94%	10.08%	9.99%	10.15%	10.11%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Tangible stockholders' equity	$767,041	$752,777	$734,461	$733,627	$723,318

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	5,003,127	5,025,764	5,020,025	5,020,025	4,291,317
Unallocated ESOP	92,337	98,208	104,079	109,950	118,050
Unvested restricted stock	407,784	377,122	390,636	393,636	398,094
Common shares outstanding	79,673,924	79,676,078	79,662,432	79,653,561	80,369,711

Tangible book value per share	$9.63	$9.45	$9.22	$9.21	$9.00

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Dividends paid	$8,786	$8,775	$8,375	$8,451	$8,043

Net income, as reported	$22,596	$20,471	$22,467	$21,138	$22,460

Dividend payout ratio	38.88%	42.87%	37.28%	39.98%	35.81%

The following table reconciles the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018

Allowance for loan and lease losses	$59,135	$58,635	$58,041	$58,692	$59,997
Less: Allowance for acquired loan and lease losses	1,955	1,857	1,795	1,814	1,817
Allowance for originated loan and lease losses	$57,180	$56,778	$56,246	$56,878	$58,180

Total loans and leases	$6,646,821	$6,505,329	$6,388,197	$6,303,516	$6,227,707
Less: Total acquired loans and leases	310,745	337,420	370,177	394,407	426,865
Total originated loan and leases	$6,336,076	$6,167,909	$6,018,020	$5,909,109	$5,800,842

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	0.90%	0.92%	0.93%	0.96%	1.00%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At September 30, 2019		At December 31, 2018
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,441,091	36.7%	$2,330,725	37.0%
Multi-family mortgage	919,234	13.9%	847,711	13.4%
Construction	229,126	3.5%	173,300	2.7%
Total commercial real estate loans	3,589,451	54.1%	3,351,736	53.1%
Commercial loans and leases:
Commercial	766,883	11.5%	736,418	11.7%
Equipment financing	1,029,280	15.5%	982,089	15.6%
Condominium association	54,225	0.8%	50,451	0.8%
Total commercial loans and leases	1,850,388	27.8%	1,768,958	28.1%
Consumer loans:
Residential mortgage	792,733	11.9%	782,968	12.4%
Home equity	375,257	5.6%	376,484	6.0%
Other consumer	38,992	0.6%	23,370	0.4%
Total consumer loans	1,206,982	18.1%	1,182,822	18.8%
Total loans and leases	6,646,821	100.0%	6,303,516	100.0%
Allowance for loan and lease losses	(59,135)		(58,692)
Net loans and leases	$6,587,686		$6,244,824

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2019:

	At September 30, 2019	At December 31, 2018	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,589,451	$3,351,736	$237,715	9.5%
Commercial	1,850,388	1,768,958	81,430	6.1%
Consumer	1,206,982	1,182,822	24,160	2.7%
Total loans and leases	$6,646,821	$6,303,516	$343,305	7.3%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Credit Committee. As of September 30, 2019, there were 2 borrowers with loans and commitments over

$50.0 million. The total of those loans and commitments was $105.9 million or 1.33% of total loans and commitments, as of September 30, 2019. As of December 31, 2018, there were 2 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $106.4 million or 1.41% of total loans and commitments, as of December 31, 2018.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 54.1% of total loans and leases outstanding as of September 30, 2019.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($861.5 million), office buildings ($739.7 million), retail stores ($603.3 million), industrial properties ($374.9 million), mixed-use properties ($299.0 million), lodging services ($150.1 million) and food services ($58.6 million) as of September 30, 2019. At that date, approximately 97.1% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.8% of total loans outstanding as of September 30, 2019.
The Company's commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($626.6 million), transportation services ($403.7 million), food services ($154.5 million), recreation services ($153.9 million), manufacturing ($103.6 million), retail ($66.0 million), and rental and leasing services ($99.1 million) as of September 30, 2019.
The Company provides commercial banking services to companies in its market area. Approximately 47.0% of the commercial loans outstanding as of September 30, 2019 were made to borrowers located in New England. The remaining 53.0% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 18.1% of total loans outstanding as of September 30, 2019. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2019, other consumer loans equaled $39.0 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2019, the Company had $55.6 million of total assets, including acquired assets, that were designated as criticized. This compares to $58.6 million of assets designated as criticized as of December 31, 2018. The decrease of $3.0 million in criticized assets was primarily due to the pay-off of the criticized commercial relationships, partially offset by the new criticized commercial real estate and commercial relationships during the first nine months of 2019.
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
Nonperforming assets are composed of nonaccrual loans and leases, OREO and other repossessed assets. As of September 30, 2019, the Company had nonperforming assets of $23.8 million, representing 0.30% of total assets, compared to nonperforming assets of $28.1 million, or 0.38% of total assets as of December 31, 2018. The decrease in nonperforming assets was primarily driven by the payoff of commercial loans previously on nonaccrual status, the charge-offs of taxi medallion loans, and the sale of OREO properties, partially offset by the increase in other repossessed assets during first nine months of 2019.
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
As of September 30, 2019, the Company had loans and leases greater than 90 days past due and accruing of $11.9 million, or 0.18% of total loans and leases, compared to $13.5 million, or 0.21% of total loans and leases, as of December 31, 2018, representing a decrease of $1.6 million. The decrease in past due and accruing loans was primarily due to one commercial loan which became current, partially offset by previously current relationships which became 90 days past due and accruing during the first nine months of 2019.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$2,910	$3,928
Multi-family mortgage	87	330
Construction	—	396
Total commercial real estate loans	2,997	4,654

Commercial	3,139	6,621
Equipment financing	12,817	9,500
Condominium association	163	265
Total commercial loans and leases	16,119	16,386

Residential mortgage	1,605	2,132
Home equity	904	908
Other consumer	3	17
Total consumer loans	2,512	3,057

Total nonaccrual loans and leases	21,628	24,097

Other real estate owned	201	3,054
Other repossessed assets	1,931	965
Total nonperforming assets	$23,760	$28,116

Loans and leases past due greater than 90 days and accruing	$11,885	$13,482
Total delinquent loans and leases 61-90 days past due	4,842	3,308
Restructured loans and leases not included in nonperforming assets	22,233	12,257

Total nonperforming loans and leases as a percentage of total loans and leases	0.33%	0.38%
Total nonperforming assets as a percentage of total assets	0.30%	0.38%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.07%	0.05%

Troubled Debt Restructured Loans and Leases
Total troubled debt restructured loans increased by $7.1 million to $28.0 million at September 30, 2019 from $20.9 million at December 31, 2018.The increase resulted from commercial, equipment financing and construction relationships being newly classified as troubled debt restructurings and was partially offset by the payoff of a commercial relationship during the first nine months of 2019 as a part of the relationship strategy and which management believes that all troubled debt restructurings are either well collateralized, have adequate cash flow, or both, resulting in minimal impact to the allowance for loan and lease losses.

As of September 30, 2019, total restructured loans included $10.9 million of commercial loans, $7.0 million of equipment financing loans and leases, $4.9 million of construction loans, $2.1 million of residential mortgage loans, $1.6 million of home equity loans, $1.4 million of commercial real estate loans, and $0.1 million of multi-family mortgage loans. As of December 31, 2018, total restructured loans included $9.4 million of commercial loans, $5.9 million of equipment financing loans and leases, $2.0 million of commercial real estate loans, $0.3 million of multi-family mortgage loans, $1.7 million of home equity loans, and $1.6 million of residential mortgage loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$22,233	$12,257
On nonaccrual	5,763	8,684
Total troubled debt restructurings	$27,996	$20,941

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Balance at beginning of period	$36,192	$22,302	$20,941	$26,011
Additions	7,692	346	15,928	5,275
Net charge-offs	(144)	(35)	(1,867)	(723)
Repayments	(15,744)	(1,177)	(7,006)	(9,127)
Balance at end of period	$27,996	$21,436	$27,996	$21,436

Allowances for Credit Losses
The allowance for loan and lease losses consists of general and specific allowances and reflects management's estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors, which includes estimates of incurred losses over an estimated Loss Emergence Period ("LEP"), assigned to each risk rating by type, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease losses.
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
As of September 30, 2019, the Company had a portfolio of approximately $10.4 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge, Massachusetts. As of December 31, 2018, this portfolio was approximately $13.7 million. For collateral valuation purposes, taxi medallions are currently estimated at $35 thousand for Boston and $10 thousand for Cambridge. The Company has no taxi medallion exposure outside Massachusetts.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2019 and 2018.

	At and for the Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635
Charge-offs	—	(1,175)	(15)	(1,190)
Recoveries	—	772	52	824
Provision for loan and lease losses	361	463	42	866
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

Total loans and leases	$3,589,451	$1,850,388	$1,206,982	$6,646,821
Total allowance for loan and lease losses as a percentage of total loans and leases	0.81%	1.32%	0.47%	0.89%

	At and for the Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2018	$27,045	$26,120	$4,816	$57,981
Charge-offs	—	(1,198)	(29)	(1,227)
Recoveries	—	619	44	663
Provision for loan and lease losses	319	2,217	44	2,580
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

Total loans and leases	$3,281,045	$1,777,984	$1,168,678	$6,227,707
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.56%	0.42%	0.96%

	At and for the Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(7,088)	(56)	(7,144)
Recoveries	—	1,454	141	1,595
Provision for loan and lease losses	842	4,744	406	5,992
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

Total loans and leases	$3,589,451	$1,850,388	$1,206,982	$6,646,821
Total allowance for loan and lease losses as a percentage of total loans and leases	0.81%	1.32%	0.47%	0.89%

	At and for the Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(5,387)	(134)	(5,624)
Recoveries	—	1,972	253	2,225
Provision (credit) for loan and lease losses	355	4,840	(391)	4,804
Balance at September 30, 2018	$27,364	$27,758	$4,875	$59,997

Total loans and leases	$3,281,045	$1,777,984	$1,168,678	$6,227,707
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.56%	0.42%	0.96%
The allowance for loan and lease losses was $59.1 million as of September 30, 2019, or 0.89% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.7 million, or 0.93% of total loans and leases outstanding, as of December 31, 2018. The decrease in the allowance for loan and lease losses as a percentage of loans and leases is largely a result of changes in historical loss factors and the decrease in specific reserves due to charge-offs in taxi medallion loans, partially offset by the reserves for loan growth of $343.3 million during the first nine months of 2019 or 7.3% on an annualized basis.
Management believes that the allowance for loan and lease losses as of September 30, 2019 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $29.0 million, or 0.81% of total commercial real estate loans outstanding, as of September 30, 2019. This compared to an allowance for commercial real estate loan losses of $28.2 million, or 0.84% of total commercial real estate loans outstanding, as of December 31, 2018. There were $8 thousand in specific reserves on commercial real estate loans as of September 30, 2019 as compared to $5 thousand as of December 31, 2018. The $0.8 million increase in the allowance for commercial real estate loans and leases during the first nine months of 2019 was primarily driven by originated loan growth of $286.6 million, or 12.1%, from December 31, 2018, partially offset by changes in historical loss factors applied to commercial real estate loans.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 0.62% as of September 30, 2019 from 0.64% as of December 31, 2018. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.08% as of September 30, 2019 from 0.14% as of December 31, 2018.
There were no charge-offs or recoveries in the commercial real estate loan portfolio for the three months ended September 30, 2019 and September 30, 2018. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the three months ended September 30, 2019 and September 30, 2018 were minimal.
There were no net charge-offs in the commercial real estate loan portfolio for the nine months ended September 30, 2019 compared to net charge-offs of $103 thousand for the nine months ended September 30, 2018. As a percentage of average commercial real estate loan portfolio, annualized net charge-offs for the nine months ended and September 30, 2018 were minimal.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $24.4 million, or 1.32% of total commercial loans and leases outstanding, as of September 30, 2019, compared to $25.3 million, or 1.43% of total commercial loans and leases outstanding, as of December 31, 2018. Specific reserves on commercial loans and leases decreased from $3.0 million as of December 31, 2018 to $1.6 million as of September 30, 2019, primarily driven by the charge-offs in taxi medallion loans against previously established specific reserves. The $0.9 million decrease in the allowance for commercial loans and leases during the first nine months of 2019 was primarily driven by changes in historical loss factors and the decrease in specific reserves, partially offset by originated loan growth of $87.0 million, or 6.7%, from December 31, 2018.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 1.81% as of September 30, 2019, compared to 2.10% as of December 31, 2018. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.87% as of September 30, 2019 from 0.93% as of December 31, 2018.
Net charge-offs in the commercial loan and lease portfolio for the three months ended September 30, 2019 and September 30, 2018 were $0.4 million and $0.6 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended September 30, 2019 and September 30, 2018 were 0.09% and 0.13%, respectively.
Net charge-offs in the commercial loan and lease portfolio for the nine months ended September 30, 2019 and September 30, 2018 were $5.6 million and $3.4 million, respectively. The increase in net charge-offs in commercial loan and lease portfolio was driven by charge-offs on the equipment financing loans. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2019 and September 30, 2018 were 0.41% and 0.27%, respectively.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $5.7 million, or 0.47% of total consumer loans outstanding, as of September 30, 2019, compared to $5.2 million, or 0.44% of consumer loans outstanding, as of December 31, 2018. Specific reserves on consumer loans were $112 thousand and $115 thousand as of September 30, 2019 and December 31, 2018, respectively. The $0.5 million increase in the allowance for consumer loans and leases during the first nine months of 2019 was primarily driven by originated loan growth of $53.3 million, or 10.6%, from December 31, 2018.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.18% as of September 30, 2019 from 0.20% as of December 31, 2018. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of September 30, 2019. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $37 thousand for the three months ended September 30, 2019 compared to net recoveries of $15 thousand for the three months ended September 30, 2018. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.
Net recoveries in the consumer loan portfolio totaled $85 thousand for the nine months ended September 30, 2019 compared to net recoveries of $119 thousand for the nine months ended September 30, 2018. Provisions (credit) for consumer loans recorded in these periods more than adequately covered charge-offs during those periods.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2019			At December 31, 2018
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,612	34.9%	36.7%	$20,779	35.4%	37.0%
Multi-family mortgage	6,307	10.7%	13.9%	5,915	10.1%	13.4%
Construction	2,110	3.6%	3.5%	1,494	2.5%	2.7%
Total commercial real estate loans	29,029	49.2%	54.1%	28,188	48.0%	53.1%
Commercial	12,264	20.7%	11.5%	14,047	23.9%	11.7%
Equipment financing	11,765	19.9%	15.5%	10,888	18.6%	15.6%
Condominium association	364	0.6%	0.8%	347	0.6%	0.8%
Total commercial loans and leases	24,393	41.2%	27.8%	25,282	43.1%	28.1%
Residential mortgage	3,505	5.9%	11.9%	3,076	5.2%	12.4%
Home equity	2,088	3.5%	5.6%	2,047	3.5%	6.0%
Other consumer	120	0.2%	0.6%	99	0.2%	0.4%
Total consumer loans	5,713	9.6%	18.1%	5,222	8.9%	18.8%
Total	$59,135	100.0%	100.0%	$58,692	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $34.2 million, or 6.4% on an annualized basis, to $745.6 million as of September 30, 2019 from $711.4 million as of December 31, 2018. Cash, cash equivalents, and investment securities were 9.5% of total assets as of September 30, 2019, compared to 9.6% of total assets at December 31, 2018.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2019		At December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,966	$186,170	$184,072	$181,079
GSE CMOs	92,883	91,851	107,363	103,130
GSE MBSs	141,853	142,079	169,334	165,089
SBA commercial loan asset- backed securities	37	37	51	51
Corporate debt obligations	32,519	32,981	40,618	39,708
U.S. Treasury bonds	13,842	14,221	13,812	13,736
Total investment securities available-for-sale	$464,100	$467,339	$515,250	$502,793
Investment securities held-to-maturity:
GSE debentures	$38,624	$38,734	$50,546	$49,601
GSE MBSs	9,937	9,835	11,426	11,131
Municipal obligations	46,102	46,763	52,304	51,598
Foreign government obligations	500	470	500	500
Total investment securities held-to-maturity	$95,163	$95,802	$114,776	$112,830
Equity securities held-for-trading		$4,581		$4,207

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, all of which are included in Level 2 and equity securities held-for-trading, which are included in Level 1 and Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $50.1 million for the nine months ended September 30, 2019 compared to $64.2 million for the same period in 2018. For the nine months ended September 30, 2019, the Company did not sell any investment securities, compared to $1.5 million in sales for the same period in 2018. For the nine months ended September 30, 2019, the Company did not purchase any investment securities available-for-sale, compared to $73.9 million in purchases of investment securities available-for-sale for the same period in 2018.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $19.7 million for the nine months ended September 30, 2019 compared to $2.5 million for the same period in 2018. There were no sales of investment securities held-to-maturity for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, the Company purchased $0.5 million of investment securities held-to-maturity, compared to $8.9 million in purchases of investment securities held-to-maturity for the same period in 2018.
As of September 30, 2019, the fair value of all investment securities available-for-sale was $467.3 million and carried a total of $3.2 million of net unrealized gains, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of September 30, 2019, $169.7 million, or 36.3%, of the portfolio, had gross unrealized losses of $1.6 million. This compares to $466.7 million, or 92.8%, of the portfolio with gross unrealized losses of $12.8 million as of December 31, 2018. The Company's unrealized loss position has decreased in 2019 driven by lower long-term interest rates.
As of September 30, 2019, the fair value of all investment securities held-to-maturity was $95.8 million and carried a total of $0.6 million of net unrealized gains, compared to a fair value of $112.8 million and net unrealized losses of $1.9 million as of December 31, 2018. As of September 30, 2019, $19.9 million, or 20.8%, of the portfolio, had gross unrealized losses of $0.2 million. This compares to $102.1 million, or 90.5%, of the portfolio with gross unrealized losses of $2.0 million as of December 31, 2018. The Company's unrealized loss position decreased in 2019 driven by lower long-term interest rates.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell or be required to sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2019. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 11, “Fair Value of Financial Instruments.”
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2019, the excess balance of capital stock was $1.0 million, as compared to $5.0 million excess balance as of December 31, 2018.
As of September 30, 2019, the Company owned stock in the FHLBB with a carrying value of $39.6 million, a decrease of $4.1 million from $43.7 million as of December 31, 2018. As of September 30, 2019, the FHLBB had total assets of $56.9 billion and total capital of $3.2 billion, of which $1.4 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2019 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2018.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of September 30, 2019, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.1 million, compared to a carrying value of $18.0 million as of December 31, 2018.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange. As of September 30, 2019, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, compared to a carrying value of $0.1 million as of December 31, 2018.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2019			At December 31, 2018
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,106,684	19.3%	—%	$1,033,551	19.0%	—%
Interest-bearing deposits:
NOW accounts	340,321	5.9%	0.14%	336,317	6.2%	0.10%
Savings accounts	604,481	10.6%	0.53%	619,961	11.4%	0.32%
Money market accounts	1,666,231	29.1%	1.22%	1,675,050	30.7%	1.18%
Certificate of deposit accounts	2,011,622	35.1%	2.35%	1,789,165	32.7%	1.58%
Total interest-bearing deposits	4,622,655	80.7%	1.54%	4,420,493	81.0%	1.14%
Total deposits	$5,729,339	100.0%	1.25%	$5,454,044	100.0%	0.92%

Total deposits increased $275.3 million to $5.7 billion as of September 30, 2019, compared to $5.5 billion as of December 31, 2018. Deposits as a percentage of total assets decreased to 72.7% as of September 30, 2019, compared to 73.8% as of December 31, 2018.

As of September 30, 2019, the Company had $338.2 million of brokered deposits compared to $350.7 million as of December 31, 2018. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $222.5 million during the nine months ended September 30, 2019. Certificates of deposit have also increased as a percentage of total deposits to 35.1% as of September 30, 2019 from 32.7% as of December 31, 2018.

During the nine months ended September 30, 2019, core deposits increased $52.8 million. The ratio of core deposits to total deposits decreased from 67.2% as of December 31, 2018 to 64.9% as of September 30, 2019, primarily due to the shift in deposit mix and increase in certificate of deposit accounts.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,096,788	19.2%	—%	$1,023,610	19.5%	—%
NOW accounts	335,091	5.9%	0.15%	344,760	6.6%	0.08%
Savings accounts	600,609	10.5%	0.54%	599,514	11.4%	0.31%
Money market accounts	1,683,548	29.4%	1.28%	1,668,402	31.8%	1.04%
Total core deposits	3,716,036	65.0%	0.68%	3,636,286	69.3%	0.54%
Certificate of deposit accounts	2,000,941	35.0%	2.37%	1,612,551	30.7%	1.72%
Total deposits	$5,716,977	100.0%	1.28%	$5,248,837	100.0%	0.90%

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,046,683	18.7%	—%	$986,763	19.3%	—%
NOW accounts	337,671	6.0%	0.13%	342,418	6.7%	0.08%
Savings accounts	609,284	10.9%	0.47%	619,317	12.1%	0.28%
Money market accounts	1,681,594	30.0%	1.29%	1,735,710	34.0%	0.81%
Total core deposits	3,675,232	65.5%	0.68%	3,684,208	72.1%	0.43%
Certificate of deposit accounts	1,932,625	34.5%	2.30%	1,428,799	27.9%	1.53%
Total deposits	$5,607,857	100.0%	0.93%	$5,113,007	100.0%	0.74%

As of September 30, 2019 and December 31, 2018, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At September 30, 2019		At December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$365,264	2.29%	$261,170	1.63%
Over six months through 12 months	303,967	2.37%	270,897	1.97%
Over 12 months	455,795	2.61%	418,167	2.38%
Total certificate of deposit of $100,000 or more	$1,125,026	2.44%	$950,234	2.06%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$922,888	$1,047,594	$926,960	$1,090,372
Maximum amount outstanding at any month-end during the period	986,405	1,082,886	987,835	1,209,310
Balance outstanding at end of period	986,405	1,082,886	986,405	1,082,886
Weighted average interest rate for the period	2.70%	2.39%	2.68%	2.13%
Weighted average interest rate at end of period	2.62%	2.36%	2.62%	2.36%
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
FHLBB borrowings increased by $70.1 million to $854.5 million as of September 30, 2019 from the December 31, 2018 balance of $784.4 million. The increase in FHLBB borrowings was primarily due to an increase in loan balances.
Subordinated Debentures and Notes
As part of the acquisition of BankRI, the Company acquired two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month LIBOR plus 3.10% and 3-month LIBOR plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating rate subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 25, 2019	$4,820	$4,803
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 16, 2019	4,730	4,704
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,001	73,926
			Total	$83,551	$83,433
The above carrying amounts of the subordinated debentures included $0.4 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of September 30, 2019. This compares to $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of December 31, 2018.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $14.4 million to $38.4 million as of September 30, 2019 from $52.7 million as of December 31, 2018.
The Company has access to a $12.0 million committed line of credit as of September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company did not have any borrowings on this committed line of credit outstanding.
The Banks also have access to funding through several uncommitted lines of credit of $475.0 million. As of September 30, 2019, the Company had $10 million of borrowings on one uncommitted line of credit outstanding, and none as of December 31, 2018, the Company did not have any borrowings on these uncommitted lines of credit.

Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2019 or December 31, 2018.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2019 and December 31, 2018:

	At September 30, 2019	At December 31, 2018
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$992,476	$719,625
Pay fixed, receive variable	992,476	719,625
Risk participation-out agreements	177,155	100,531
Risk participation-in agreements	56,096	35,838
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,315	$6,573
Sells foreign currency, buys U.S. currency	1,420	6,582
Fixed weighted average interest rate from the Company to counterparty	3.69%	4.25%
Floating weighted average interest rate from counterparty to the Company	3.24%	4.00%
Weighted average remaining term to maturity (in months)	92	90
Fair value:
Recognized as an asset:
Loan level derivatives	$79,857	$22,013
Risk participation-out agreements	1,555	344
Foreign exchange contracts	22	131
Recognized as a liability:
Loan level derivatives	$79,857	$22,013
Risk participation-in agreements	385	84
Foreign exchange contracts	16	123
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $932.3 million as of September 30, 2019, representing a $32.2 million increase compared to $900.1 million at December 31, 2018. The increase primarily reflects net income attributable to the Company of $65.5 million for the nine months ended September 30, 2019 and unrealized gain on securities available-for-sale of $12.2 million, partially offset by dividends paid by the Company of $25.9 million and $18.7 million related to the acquisition of the noncontrolling interest in Eastern Funding, LLC and in that same period.
Stockholders' equity represented 11.83% of total assets as of September 30, 2019 and 12.18% of total assets as of December 31, 2018. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.94% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2019 and 10.15% as of December 31, 2018.
On January 30, 2019, the Board of Directors (the "Board") of the Company approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock. As of September 30, 2019, the Company has repurchased 136,065 shares at a weighted average price of $13.74. In 2018, 725,583 shares of the Company's common stock were repurchased by the Company.
The dividend payout ratio was 38.88% for the three months ended September 30, 2019, compared to 35.81% for the same period in 2018 and 39.58% for the nine months ended September 30, 2019, compared to 37.87% for the same period of 2018.

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
Net Interest Income
Net interest income increased $0.9 million to $63.2 million for the three months ended September 30, 2019 from $62.3 million for the three months ended September 30, 2018. This increase reflects a $7.7 million increase in interest income on loans and leases, partially offset by a $0.4 million decrease in interest income on investment securities and a $6.4 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2019 and September 30, 2018 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2019 and September 30, 2018 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $4.8 million to $189.4 million for the nine months ended September 30, 2019 from $184.5 million for the nine months ended September 30, 2018. This overall increase reflects a $30.6 million increase in interest income on loans and leases, partially offset by a $0.7 million decrease in interest income on investment securities and a $25.0 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2019 and September 30, 2018 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2019 and September 30, 2018 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 12 basis points to 3.45% for the three months ended September 30, 2019 from 3.57% for the three months ended September 30, 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.08% for the three months ended September 30, 2019 from 4.92% for the three months ended September 30, 2018. Interest amortization and accretion on acquired loans totaled $0.1 million and contributed 1 basis point to loan yields during the three months ended September 30, 2019 compared to $0.3 million, or 2 basis points, for the three months ended September 30, 2018. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs continue to rise due to market competition and shifting demand for non maturity versus time deposits.
Net interest margin decreased by 8 basis points to 3.54% for the nine months ended September 30, 2019 from 3.62% for the nine months ended September 30, 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.10% for the nine months ended September 30, 2019 from 4.77% for the nine months ended September 30, 2018. Interest amortization and accretion on acquired loans totaled $0.3 million and contributed 1 basis point to loan yields during the nine months ended September 30, 2019 compared to $0.6 million, or 1 basis point, for the nine months ended September 30, 2018. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs continue to rise due to market competition and shifting demand for non maturity versus time deposits.
The yield on interest-earning assets increased to 4.83% for the three months ended September 30, 2019 from 4.65% for the three months ended September 30, 2018. This increase is the result of higher yields on loans and leases, partially offset by lower yields on investments. During the three months ended September 30, 2019, the Company recorded $0.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended September 30, 2019, compared to $0.9 million, or 5 basis points, for the three months ended September 30, 2018.
The yield on interest-earning assets increased to 4.85% for the nine months ended September 30, 2019 from 4.51% for the nine months ended September 30, 2018. This increase is the result of higher yields on loans and leases and investments. During the nine months ended September 30, 2019, the Company recorded $2.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the nine months ended September 30, 2019, compared to $2.4 million, or 5 basis points, for the nine months ended September 30, 2018.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 32 basis points to 1.47% for the three months ended September 30, 2019 from 1.15% for the three months ended September 30, 2018. The overall cost of funds (including non-interest-bearing demand checking accounts) increased 46 basis points to 1.44% for the nine months ended September 30, 2019 from 0.98% for the nine months ended September 30, 2018. Refer to "Financial Condition - Borrowed Funds" above for more details.
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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2019 and September 30, 2018. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$573,389	$3,027	2.11%	$663,125	$3,638	2.20%
Marketable and restricted equity securities	59,638	885	5.94%	67,607	1,029	6.09%
Short-term investments	70,707	487	2.76%	31,061	145	1.87%
Total investments	703,734	4,399	2.50%	761,793	4,812	2.53%
Commercial real estate loans (2)	3,539,485	41,724	4.61%	3,260,634	37,332	4.48%
Commercial loans (2)	838,092	10,291	4.81%	819,383	9,862	4.72%
Equipment financing (2)	1,019,179	18,519	7.27%	933,007	16,220	6.95%
Residential mortgage loans (2)	776,482	8,215	4.23%	756,421	7,648	4.04%
Other consumer loans (2)	415,082	4,917	4.69%	412,248	4,928	4.73%
Total loans and leases	6,588,320	83,666	5.08%	6,181,693	75,990	4.92%
Total interest-earning assets	7,292,054	88,065	4.83%	6,943,486	80,802	4.65%
Allowance for loan and lease losses	(59,386)			(58,576)
Non-interest-earning assets	513,824			417,503
Total assets	$7,746,492			$7,302,413
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$335,091	129	0.15%	$344,760	72	0.08%
Savings accounts	600,609	820	0.54%	599,514	472	0.31%
Money market accounts	1,683,548	5,413	1.28%	1,668,402	4,367	1.04%
Certificate of deposit	2,000,941	11,938	2.37%	1,612,551	7,005	1.72%
Total interest-bearing deposits (3)	4,620,189	18,300	1.57%	4,225,227	11,916	1.12%
Advances from the FHLBB	759,738	4,859	2.50%	907,306	4,979	2.15%
Subordinated debentures and notes	83,530	1,300	6.22%	83,370	1,301	6.24%
Other borrowed funds	79,620	211	1.05%	56,918	108	0.75%
Total borrowed funds	922,888	6,370	2.70%	1,047,594	6,388	2.39%
Total interest-bearing liabilities	5,543,077	24,670	1.77%	5,272,821	18,304	1.38%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts	1,096,788			1,023,610
Other non-interest-bearing liabilities	178,564			107,449
Total liabilities	6,818,429			6,403,880
Brookline Bancorp, Inc. stockholders' equity	928,063			889,259
Noncontrolling interest in subsidiary	—			9,274
Total liabilities and stockholders' equity	$7,746,492			$7,302,413
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		63,395	3.06%		62,498	3.27%
Less adjustment of tax-exempt income		159			166
Net interest income		$63,236			$62,332
Net interest margin (5)			3.45%			3.57%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.27% and 0.90% in the three months ended September 30, 2019 and September 30, 2018, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$591,535	$9,526	2.15%	$658,993	$10,632	2.15%
Marketable and restricted equity securities	59,747	2,693	6.01%	67,056	2,956	5.88%
Short-term investments	49,833	1,105	2.96%	34,295	444	1.73%
Total investments	701,115	13,324	2.53%	760,344	14,032	2.46%
Commercial real estate loans (2)	3,454,996	123,106	4.70%	3,209,798	107,133	4.40%
Commercial loans (2)	814,392	29,773	4.82%	809,849	27,609	4.50%
Equipment financing (2)	1,004,363	54,795	7.27%	905,345	46,823	6.90%
Residential mortgage loans (2)	776,440	24,524	4.21%	740,507	21,933	3.95%
Other consumer loans (2)	413,645	15,155	4.89%	400,304	13,333	4.45%
Total loans and leases	6,463,836	247,353	5.10%	6,065,803	216,831	4.77%
Total interest-earning assets	7,164,951	260,677	4.85%	6,826,147	230,863	4.51%
Allowance for loan and lease losses	(58,759)			(58,935)
Non-interest-earning assets	479,046			401,999
Total assets	$7,585,238			$7,169,211
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$337,671	321	0.13%	$342,418	195	0.08%
Savings accounts	609,284	2,154	0.47%	619,317	1,278	0.28%
Money market accounts	1,681,594	16,259	1.29%	1,735,710	10,455	0.81%
Certificate of deposit	1,932,625	33,226	2.30%	1,428,799	16,306	1.53%
Total interest-bearing deposits (3)	4,561,174	51,960	1.52%	4,126,244	28,234	0.91%
Advances from the FHLBB	758,992	14,294	2.48%	960,399	13,423	1.84%
Subordinated debentures and notes	83,491	3,913	6.25%	83,330	3,879	6.21%
Other borrowed funds	84,477	640	1.01%	46,643	273	0.78%
Total borrowed funds	926,960	18,847	2.68%	1,090,372	17,575	2.13%
Total interest-bearing liabilities	5,488,134	70,807	1.72%	5,216,616	45,809	1.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts	1,046,683			986,763
Other non-interest-bearing liabilities	141,305			92,280
Total liabilities	6,676,122			6,295,659
Brookline Bancorp, Inc. stockholders' equity	908,994			864,675
Noncontrolling interest in subsidiary	122			8,877
Total liabilities and stockholders' equity	$7,585,238			$7,169,211
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		189,870	3.13%		185,054	3.34%
Less adjustment of tax-exempt income		501			514
Net interest income		$189,369			$184,540
Net interest margin (5)			3.54%			3.62%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.24% and 0.74% in the nine months ended September 30, 2019 and September 30, 2018, respectively.
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

	Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(469)	$(142)	$(611)	$(1,106)	$—	$(1,106)
Marketable and restricted equity securities	(119)	(25)	(144)	(327)	64	(263)
Short-term investments	249	93	342	257	404	661
Total investments	(339)	(74)	(413)	(1,176)	468	(708)
Loans and leases:
Commercial real estate loans	3,279	1,113	4,392	8,440	7,533	15,973
Commercial loans and leases	234	195	429	158	2,006	2,164
Equipment financing	1,534	765	2,299	5,349	2,623	7,972
Residential mortgage loans	204	363	567	1,100	1,491	2,591
Other consumer loans	32	(43)	(11)	459	1,363	1,822
Total loans	5,283	2,393	7,676	15,506	15,016	30,522
Total change in interest and dividend income	4,944	2,319	7,263	14,330	15,484	29,814
Interest expense:
Deposits:
NOW accounts	(2)	59	57	(3)	129	126
Savings accounts	1	347	348	(21)	897	876
Money market accounts	40	1,006	1,046	(333)	6,137	5,804
Certificate of deposit	1,920	3,013	4,933	6,971	9,949	16,920
Total deposits	1,959	4,425	6,384	6,614	17,112	23,726
Borrowed funds:
Advances from the FHLBB	(860)	740	(120)	(3,131)	4,002	871
Subordinated debentures and notes	3	(4)	(1)	8	26	34
Other borrowed funds	51	52	103	269	98	367
Total borrowed funds	(806)	788	(18)	(2,854)	4,126	1,272
Total change in interest expense	1,153	5,213	6,366	3,760	21,238	24,998
Change in tax-exempt income	(7)	—	(7)	(13)	—	(13)
Change in net interest income	$3,798	$(2,894)	$904	$10,583	$(5,754)	$4,829

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$41,723	$37,333	$4,390	11.8%	$123,106	$107,134	$15,972	14.9%
Commercial loans	10,190	9,748	442	4.5%	29,456	27,255	2,201	8.1%
Equipment financing	18,520	16,221	2,299	14.2%	54,795	46,823	7,972	17.0%
Residential mortgage loans	8,215	7,648	567	7.4%	24,524	21,933	2,591	11.8%
Other consumer loans	4,918	4,927	(9)	(0.2)%	15,155	13,333	1,822	13.7%
Total interest income—loans and leases	$83,566	$75,877	$7,689	10.1%	$247,036	$216,478	$30,557	14.1%
Interest income from loans and leases was $83.6 million for the three months ended September 30, 2019, and represented a yield on total loans of 5.08%. This compares to $75.9 million of interest on loans and a yield of 4.92% for September 30, 2018. The $7.7 million increase in interest income from loans and leases was primarily attributable to $5.3 million in origination volume and $2.4 million in a change in interest rates.
Accretion on acquired loans and leases totaled $0.1 million, or 1 basis point to the Company's net interest margin for the three months ended September 30, 2019, compared to $0.3 million and 2 basis points for the three months ended September 30, 2018.
Interest income from loans and leases was $247.0 million for the nine months ended September 30, 2019, and represented a yield on total loans of 5.10%. This compares to $216.5 million of interest on loans and a yield of 4.77% for September 30, 2018. The $30.5 million increase in interest income from loans and leases was primarily attributable to an increase of $15.5 million due to an increase in origination volume and an increase of $15.0 million due to the changes in interest rates.
Accretion on acquired loans and leases totaled $0.3 million, or 1 basis point to the Company's net interest margin for the nine months ended September 30, 2019, compared to $0.6 million and 1 basis point for the nine months ended September 30, 2018.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$2,977	$3,585	$(608)	(17.0)%	$9,371	$10,471	$(1,100)	(10.5)%
Marketable and restricted equity securities	876	1,029	(153)	(14.9)%	2,664	2,956	(292)	(9.9)%
Short-term investments	487	145	342	235.9%	1,105	444	661	148.9%
Total interest income—investments	$4,340	$4,759	$(419)	(8.8)%	$13,140	$13,871	$(731)	(5.3)%
Total investment income was $4.3 million for the three months ended September 30, 2019 compared to $4.8 million for the three months ended September 30, 2018. As of September 30, 2019 and 2018, the yield on total investments was 2.5%. The year over year decrease in interest income on investments of $419 thousand, or 8.8%, was primarily driven by a $74 thousand decrease due to rates and a $339 thousand decrease due to volume.
Total investment income was $13.1 million and $13.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. For the nine months ended September 30, 2019 and 2018, the yield on total investments was 2.5%. The year-over-year decrease in interest income on investments of $731 thousand, or 5.3%, was primarily driven by a $468 thousand increase due to rates and a $1,176 thousand decrease due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$129	$72	$57	79.2%	$321	$195	$126	64.6%
Savings accounts	820	472	348	73.7%	2,154	1,278	876	68.5%
Money market accounts	5,413	4,367	1,046	24.0%	16,259	10,455	5,804	55.5%
Certificates of deposit	11,938	7,005	4,933	70.4%	33,226	16,306	16,920	103.8%
Total interest expense - deposits	18,300	11,916	6,384	53.6%	51,960	28,234	23,726	84.0%
Borrowed funds:
Advances from the FHLBB	4,859	4,979	(120)	(2.4)%	14,294	13,423	871	6.5%
Subordinated debentures and notes	1,300	1,301	(1)	(0.1)%	3,913	3,879	34	0.9%
Other borrowed funds	211	108	103	95.4%	640	273	367	134.4%
Total interest expense - borrowed funds	6,370	6,388	(18)	(0.3)%	18,847	17,575	1,272	7.2%
Total interest expense	$24,670	$18,304	$6,366	34.8%	$70,807	$45,809	$24,998	54.6%
Deposits
For the three months ended September 30, 2019, interest expense on deposits increased $6.4 million, or 53.6%, as compared to the same period in 2018. Interest expense increased $4.4 million due to an increase in interest rates and $2.0 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the three months ended September 30, 2019 was $66 thousand and no basis points, compared to $245 thousand and 1 basis point for the three months ended September 30, 2018.
Interest expense on deposits increased $23.7 million, or 84.0%, to $52.0 million for the nine months ended September 30, 2019 from $28.2 million for the nine months ended September 30, 2018. The increase in interest expense on deposits was due to a $17.1 million increase due to rate increases and a $6.6 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2019 was $316 thousand and 1 basis point, compared to $572 thousand and 1 basis point for the nine months ended September 30, 2018.
Borrowed Funds
During the three months ended September 30, 2019, interest paid on borrowed funds remained consistent at $6.4 million year over year. The cost of borrowed funds increased to 2.70% for the three months ended September 30, 2019 from 2.39% for the three months ended September 30, 2018. For the three months ended September 30, 2019, there was purchase accounting accretion of $14.0 thousand and no basis points on acquired borrowed funds compared to accretion of $15 thousand and zero basis points for the three months ended September 30, 2018.
Interest expense on borrowed funds increased by $1.3 million, or 7.2%, to $18.8 million for the nine months ended September 30, 2019 from $17.6 million for the nine months ended September 30, 2018. The cost of borrowed funds increased to 2.68% for the nine months ended September 30, 2019 from 2.13% for the nine months ended September 30, 2018. The increase in interest expense was driven by an increase of $4.1 million due to borrowing rates, partially offset by a decrease of $2.9 million due to volume. For the nine months ended September 30, 2019, there was purchase accounting accretion of $43 thousand and no basis points on acquired borrowed funds compared to accretion of $46 thousand and zero basis points for the nine months ended September 30, 2018.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$361	$319	$42	13.2%	$842	$355	$487	(137.2)%
Commercial	463	2,217	(1,754)	(79.1)%	4,744	4,840	(96)	(2.0)%
Consumer	42	44	(2)	4.5%	406	(391)	797	(203.8)%
Total provision for loan and lease losses	866	2,580	(1,714)	(66.4)%	5,992	4,804	1,188	24.7%
Unfunded credit commitments	5	137	(132)	(96.4)%	(11)	24	(35)	(145.8)%
Total provision for credit losses	$871	$2,717	$(1,846)	(67.9)%	$5,981	$4,828	$1,153	23.9%
For the three months ended September 30, 2019, the provision for credit losses decreased $1.8 million, or 67.9%, to $0.9 million from $2.7 million for the three months ended September 30, 2018. The decrease in the provision for credit losses for the three months ended September 30, 2019 was primarily driven by the decrease in net charge-offs and changes in historical loss factors, partially offset by the increase in reserves for loan growth during the third quarter of 2019.
For the nine months ended September 30, 2019, the provision for credit losses increased $1.2 million, or 23.9%, to $6.0 million from $4.8 million for the nine months ended September 30, 2018. The increase in the provision for credit losses for the nine months ended September 30, 2019 was primarily driven by an increase in net charge-offs, partially offset by the decrease in reserves due to changes in historical loss factors during the first nine months of 2019.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Deposit fees	$2,710	$2,648	$62	2.3%	$7,913	$7,731	$182	2.4%
Loan fees	719	417	302	72.4%	1,530	1,037	493	47.5%
Loan level derivative income, net	2,251	2,192	59	2.7%	5,768	3,629	2,139	58.9%
Gain (loss) on investment securities	(116)	—	(116)	100.0%	375	1,162	(787)	(67.7)%
Gain on sales of loans and leases held-for-sale	550	535	15	2.8%	1,400	1,556	(156)	(10.0)%
Other	1,815	1,277	538	42.1%	5,051	3,648	1,403	38.5%
Total non-interest income	$7,929	$7,069	$860	12.2%	$22,037	$18,763	$3,274	17.4%
For the three months ended September 30, 2019, non-interest income increased $0.9 million, or 12.2%, to $7.9 million as compared to $7.1 million for the same period of 2018. This increase is primarily due to a $0.5 million increase in other income, and a $0.3 million increase in loan fees.
For the nine months ended September 30, 2019, non-interest income increased $3.3 million, or 17.4%, to $22.0 million as compared to $18.8 million for the same period in 2018. This increase is primarily due to a $2.1 million increase in loan level derivative income and a $1.4 million increase in other income, partially offset by a $0.8 million decrease in gain on sales of investment securities.
Loan level derivative income increased $0.1 million, or 2.7%, to $2.3 million for the three months ended September 30, 2019 from $2.2 million for the same period in 2018 and increased $2.1 million, or 58.9%, to $5.8 million for the nine months ended September 30, 2019 from $3.6 million for the same period in 2018, primarily driven by an increase of two and eight loan level derivative transactions completed for the three and nine months ended September 30, 2019, respectively.
Gain (loss) on investment securities decreased $0.1 million, or 100.0%, to a loss of $0.1 million for the three months ended September 30, 2019 from zero for the same period in 2018, primarily driven by equity securities held for trading in the third quarter of 2019, as compared to no equity securities held for trading for the same period in 2018 and decreased $0.8 million, or 67.7%, to $0.4 million for the nine months ended September 30, 2019 from $1.2 million for the same period in 2018, primarily driven by restricted equity securities sold in 2018.
Other income increased $0.5 million, or 42.1%, to $1.8 million for the three months ended September 30, 2019 from $1.3 million for the same period in 2018, and increased $1.4 million, or 38.5% to $5.1 million for the nine months ended September 30, 2019 from $3.6 million for the same period in 2018, primarily driven by an increase in gain on interest rate derivatives, agency commissions insurance and foreign exchange outgoing wire income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Compensation and employee benefits	$24,871	$22,338	$2,533	11.3%	$72,567	$67,217	$5,350	8.0%
Occupancy	3,895	3,913	(18)	(0.5)%	11,594	11,751	(157)	(1.3)%
Equipment and data processing	4,749	4,601	148	3.2%	14,051	13,587	464	3.4%
Professional services	1,083	1,075	8	0.7%	3,246	3,274	(28)	(0.9)%
FDIC insurance	54	846	(792)	(93.6)%	1,392	1,995	(603)	(30.2)%
Advertising and marketing	1,035	1,068	(33)	(3.1)%	3,216	3,243	(27)	(0.8)%
Amortization of identified intangible assets	421	537	(116)	(21.6)%	1,243	1,543	(300)	(19.4)%
Merger and restructuring expense	1,125	22	1,103	5,013.6%	1,125	3,261	(2,136)	(65.5)%
Other	2,958	2,910	48	1.6%	10,232	9,079	1,153	12.7%
Total non-interest expense	$40,191	$37,310	$2,881	7.7%	$118,666	$114,950	$3,716	3.2%
For the three months ended September 30, 2019, non-interest expense increased $2.9 million, or 7.7%, to $40.2 million as compared to $37.3 million for the same period in 2018. The increase is due to a $2.5 million increase in compensation and employee benefits expense, and a $1.1 million increase in merger and restructuring expense, partially offset by a decrease of $0.8 million in FDIC insurance.
For the nine months ended September 30, 2019, non-interest expense increased $3.7 million, or 3.2%, to $118.7 million million as compared to $115.0 million for the same period in 2018. This increase is primarily due to a $5.4 million increase in compensation and employee benefits expense, and a $1.2 million increase in other expense, partially offset by a $2.1 million decrease in merger and restructuring expense and a decrease of $0.6 million in FDIC insurance.
Compensation and employee benefits expense increased $2.5 million, or 11.3%, to $24.9 million for the three months ended September 30, 2019 from $22.3 million for the same period in 2018, and increased $5.4 million, or 8.0%, to $72.6 million for the nine months ended September 30, 2019 from $67.2 million for the same period in 2018, primarily driven by increases in employee headcount and salaries.

FDIC insurance expense decreased $0.8 million, or 93.6%, to $54.0 thousand for the three months ended September 30, 2019 from $0.8 million for the same period in 2018, and decreased $0.6 million, or 30.2%, to $1.4 million for the nine months ended September 30, 2019 from $2.0 million for the same period in 2018, primarily driven by FDIC bank assessment credits.
Merger and restructuring expense increased $1.1 million, or 5,013.6%, to $1.1 million for the three months ended September 30, 2019 from $22 thousand for the same period in 2018, and decreased $2.1 million, or 65.5%, to $1.1 million for the nine months ended September 30, 2019 from $3.3 million for the same period in 2018, due to the First Ipswich Bank charter consolidation and the First Commons Bank acquisition in 2018.
Other non-interest expense increased $48.0 thousand, or 1.6%, to $3.0 million for the three months ended September 30, 2019 from $2.9 million for the same period in 2018, and increased $1.2 million, or 12.7%, to $10.2 million for the nine months ended September 30, 2019 from $9.1 million for the same period in 2018, primarily due to increases in loan workout expense, deferred loan expense, and charitable contributions.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018			2019	2018
	(Dollars in Thousands)
Income before provision for income taxes	$30,103	$29,374	$729	2.5%	$86,759	$83,525	$3,234	3.9%
Provision for income taxes	7,507	6,140	1,367	22.3%	21,182	19,134	2,048	10.7%
Net income, before non-controlling interest in subsidiary	$22,596	$23,234	$(638)	(2.7)%	$65,577	$64,391	$1,186	1.8%
Effective tax rate	24.9%	20.9%	N/A	19.1%	24.4%	22.9%	N/A	6.6%
The Company recorded income tax expense of $7.5 million for the three months ended September 30, 2019, compared to $6.1 million for the three months ended September 30, 2018, representing effective tax rates of 24.9% and 20.9%, respectively.
The Company recorded income tax expense of $21.2 million for the nine months ended September 30, 2019, compared to $19.1 million for the nine months ended September 30, 2018, representing effective tax rates of 24.4% and 22.9%, respectively.
The changes in the Company's effective tax rate for the three and nine months ended September 30, 2019 and 2018 were primarily driven by the changes in discrete items that were recognized during each period.
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
Deposits, which are considered the most stable source of liquidity, totaled $5.7 billion as of September 30, 2019 and represented 85.3% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.5 billion, or 85.6% of total funding, as of December 31, 2018. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.7 billion as of September 30, 2019 and represented 64.9% of total deposits, compared to core deposits of $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Additionally, the Company had $338.2 million of brokered deposits as of September 30, 2019, which represented 5.9% of total deposits, compared to $350.7 million or 6.4% of total deposits, as of December 31, 2018. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $986.4 million as of September 30, 2019, representing 14.7% of total funding, compared to $920.5 million, or 14.4% of total funding, as of December 31, 2018.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2019, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.1 billion, compared to $2.1 billion as of December 31, 2018, based on the level of qualifying collateral available for these borrowings.
As of September 30, 2019, the Banks also have access to funding through certain uncommitted lines of credit of $475.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of September 30, 2019. As of September 30, 2019, the Company did not have any borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $115.3 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2019. As of September 30, 2019, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 0% and 10% of total assets. As of September 30, 2019, cash, cash equivalents and investment securities available-for-sale totaled $645.9 million, or 8.2% of total assets. This compares to $592.4 million, or 8.0% of total assets as of December 31, 2018.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2019	At December 31, 2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$75,280	$76,642
Commercial	77,395	75,713
Residential mortgage	63,229	16,363
Unadvanced portion of loans and leases	795,285	707,997
Unused lines of credit:
Home equity	515,589	487,476
Other consumer	35,923	50,404
Other commercial	393	347
Unused letters of credit:
Financial standby letters of credit	10,521	11,491
Performance standby letters of credit	3,696	3,075
Commercial and similar letters of credit	4,648	4,573
Loan level derivatives:
Receive fixed, pay variable	992,476	714,500
Pay fixed, receive variable	992,476	714,500
Risk participation-out agreements	177,155	100,531
Risk participation-in agreements	56,096	35,838
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,315	6,573
Sells foreign currency, buys U.S. currency	1,420	6,582

Capital Resources
As of September 30, 2019, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum total Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2019, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2019 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2019:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$766,645	11.26%	$306,386	4.50%	$476,600	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	776,196	10.24%	303,202	4.00%	303,202	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	776,196	11.41%	408,166	6.00%	578,235	8.50%	N/A	N/A
Total risk-based capital ratio (4)	911,179	13.39%	544,394	8.00%	714,517	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$511,015	11.42%	$201,363	4.50%	$313,232	7.00%	$290,858	6.50%
Tier 1 leverage capital ratio (2)	511,015	10.53%	194,118	4.00%	194,118	4.00%	242,647	5.00%
Tier 1 risk-based capital ratio (3)	511,015	11.42%	268,484	6.00%	380,353	8.50%	357,979	8.00%
Total risk-based capital ratio (4)	551,310	12.32%	357,994	8.00%	469,866	10.50%	447,492	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$228,789	11.31%	$91,030	4.50%	$141,602	7.00%	$131,488	6.50%
Tier 1 leverage capital ratio (2)	228,789	9.82%	93,193	4.00%	93,193	4.00%	116,491	5.00%
Tier 1 risk-based capital ratio (3)	228,789	11.31%	121,373	6.00%	171,946	8.50%	161,831	8.00%
Total risk-based capital ratio (4)	246,964	12.20%	161,944	8.00%	212,551	10.50%	202,430	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$40,732	13.05%	$14,046	4.50%	$21,849	7.00%	$20,288	6.50%
Tier 1 leverage capital ratio (2)	40,732	10.66%	15,284	4.00%	15,284	4.00%	19,105	5.00%
Tier 1 risk-based capital ratio (3)	40,732	13.05%	18,727	6.00%	26,530	8.50%	24,970	8.00%
Total risk-based capital ratio (4)	43,243	13.86%	24,960	8.00%	32,760	10.50%	31,200	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of September 30, 2019 or December 31, 2018. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2019.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2019, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2019		December 31, 2018
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$30,191	11.9%	$20,134	8.0%
Up 200 basis points ramp	12,312	4.9%	9,353	3.7%
Up 100 basis points ramp	6,178	2.4%	4,982	2.0%
Down 100 basis points ramp	(10,891)	(4.3)%	(9,894)	(3.9)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 11.9% as of September 30, 2019, compared to a positive 8.0% as of December 31, 2018. The slight increase in asset sensitivity was due to a change in the funding mix, as core deposits replaced wholesale borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2019, the Company’s one-year cumulative gap was a negative $4.7 million, or 0.06% of total interest-earning assets, compared with a positive $12.4 million, or 0.18% of total interest-earning assets, at December 31, 2018.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of September 30, 2019, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2019	At December 31, 2018
Up 300 basis points	8.8%	2.5%
Up 200 basis points	7.2%	2.5%
Up 100 basis points	4.3%	2.1%
Down 100 basis points	(8.4)%	(7.0)%

The Company's EVE sensitivity increased from December 31, 2018 to September 30, 2019 due to the shortened duration of the loan and investment portfolios as well as the lengthening of the deposit base.

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

BROOKLINE BANCORP, INC.

Date: November 6, 2019	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)