Form 10-K
period 2019-12-31
BROOKLINE BANCORP INC
filed 2020-02-28
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2019,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from           N/A           to                                 .
Commission File Number: 0-23695
BROOKLINE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			04-3402944
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

131 Clarendon Street	Boston	MA	02116
(Address of principal executive offices)			(Zip Code)
(617) 425-4600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	BRKL	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $1.2 billion.

As of February 28, 2020, there were 85,177,172 and 79,767,595 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2019 FORM 10-K

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company's forward-looking statements are reasonable, the Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company's investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud, natural disaster and pandemics; changes in government regulation; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries and Bank Rhode Island ("BankRI") and its subsidiaries, and Brookline Securities Corp.
On February 15, 2020, Brookline Bank completed the merger of First Ipswich Bank ("First Ipswich") with and into Brookline Bank. First Ipswich was a wholly-owned subsidiary of the Company. The Company's financial statements are consolidated, therefore information related to First Ipswich's financial performance during 2019 is incorporated and reported into this document.
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp., Longwood Securities Corp., First Ipswich Insurance Agency, First Ipswich Securities II Corp., and its wholly-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 31 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
BankRI is headquartered in Providence, Rhode Island. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), and BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank and BankRI (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities including equipment financing are focused in the New York and New Jersey metropolitan area, with services offered throughout the United States.
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
The Company, has, from time to time, acquired other business lines or financial institutions that it believes share the Company's relationship and customer service orientations and provide access to complementary markets, customers, products and services. The Company expanded its geographic footprint with the acquisitions of First Ipswich in February 2011, BankRI in January 2012 and Brookline Bank's acquisition of First Commons Bank in 2018.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116 and its telephone number is 617-425-4600.
The loan and lease portfolio grew $434.3 million, or 6.9%, to $6.7 billion as of December 31, 2019 from $6.3 billion as of December 31, 2018. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $5.5 billion, or 81.7% of total loans and leases, as of December 31, 2019, increased $387.3 million, or 7.6%, from $5.1 billion, or 81.2% of total loans and leases, as of December 31, 2018.
Total deposits increased $376.0 million, or 6.9%, to $5.8 billion as of December 31, 2019 from $5.5 billion as of December 31, 2018. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 3.9% to $3.8 billion as of December 31, 2019 from $3.6 billion at December 31, 2018. The Company's core deposits were 65.3% of total deposits as of December 31, 2019, a decrease from 67.2% as of December 31, 2018.
Throughout 2019, the Company added $9.6 million to its allowance for loan and lease losses and experienced net charge-offs of $7.2 million to bring the balance to $61.1 million as of December 31, 2019. The ratio of the allowance for loan and lease losses to total loans and leases was 0.91% as of December 31, 2019 compared to 0.93% as of December 31, 2018. Excluding the loans acquired from BankRI, First Ipswich and First Commons Bank, the ratio of the allowance for loan and lease losses related to originated loans and leases was 0.91% as of December 31, 2019 and 0.96% as of December 31, 2018 respectively. Nonperforming assets as of December 31, 2019 were $22.1 million, down from $28.1 million at the end of 2018. Nonperforming assets were 0.28% and 0.38% of total assets as of December 31, 2019 and December 31, 2018, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $5.6 million, or 2.3%, to $253.3 million in 2019 compared to $247.7 million in 2018. The net interest margin decreased 10 basis points to 3.51% in 2019 from 3.61% in 2018. Net income for 2019 increased $4.7 million, or 5.6%, to $87.7 million from $83.1 million for 2018. Basic and fully diluted earnings per common share ("EPS") increased to $1.10 for 2019 from $1.04 for 2018.
Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which is dominated by several large national banking institutions. Based on total deposits at June 30, 2019, the Company ranks sixteenth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
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
Market Area and Credit Risk Concentration
As of December 31, 2019, the Company, through its Banks, operated 51 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2019 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 65%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 68%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through its subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and LTV ratios at origination; lending to seasoned real estate owners/managers; frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2019, the largest commercial real estate relationship in the Company’s portfolio was $50.4 million.
Commercial loans and equipment leasing. Brookline Bank originates commercial loans and leases for working capital and other business-related purposes, and concentrate such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, in New York and New Jersey. BankRI originates commercial loans and lines of credit for various business-related purposes, for businesses located primarily in Rhode Island, and engages in equipment financing through its wholly-owned subsidiary, Macrolease, in New York and New Jersey.
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2019, the largest commercial relationship in the Company’s portfolio was $30.8 million.
Consumer loans. Retail customers of Brookline Bank typically live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI typically live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2019, the largest consumer relationship in the Company’s portfolio was $21.2 million.

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
Economic conditions in the geographic areas that the Company operates its businesses continued to demonstrate moderate improvement throughout 2019. Factors that the Company evaluates when determining economic improvements include employment levels, job growth, economic activity, and other factors. According to the Department of Labor, the national unemployment rate peaked at 10.0% in October 2009. In December 2019, the unemployment rate was 3.5% nationally, down from 3.9% at the end of 2018.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in Massachusetts are, in order: education and health services; business and professional services; and trade, transportation and utilities, a sector that includes wholesale and retail trade. According to the Bureau of Labor Statistics, the largest employment sectors in Rhode Island are, in order: education and health services; trade, transportation and utilities, and business and professional services. The unemployment rate in Massachusetts decreased to 2.8% in December 2019 from 3.3% in December 2018, slightly lower than the national average. The unemployment rate in Rhode Island decreased to 3.5% in December 2019 from 3.9% in December 2018, equal to the national average.
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
Personnel
As of December 31, 2019, the Company had 763 full-time employees and 48 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
Access to Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Press releases are also maintained on the Company’s website. Additional information for Brookline Bank and BankRI can be found at www.brooklinebank.com, and www.bankri.com, respectively. Information on the Company’s and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
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

As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Massachusetts Commissioner of Banks (the "Commissioner") under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank is subject to regulation, supervision and examination by the Massachusetts Division of Banks ("MDOB"), and BankRI is subject to regulation, supervision and examination by the Banking Division of the Rhode Island Department of Business Regulation (the “RIBD”).
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
The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, among other permitted activities, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto, subject to certain notification requirements.
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption of control established by the FRB, the acquisition of control of more than 5% of a class of voting securities of a bank holding company, together with other factors enumerated by the FRB, could constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Pursuant to the BHCA, a company is deemed to have control of a bank or bank holding company in a number of ways including: if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Regulation of the Banks
Brookline Bank is subject to regulation, supervision and examination by the MDOB and the FRB. BankRI is subject to regulation, supervision and examination by the RIBD and the FRB. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance
Deposit obligations of the Banks are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per separately insured depositor for deposits held in the same right and capacity.
In 2016, as mandated by the Federal Deposit Insurance Act (the “FDIA”), the FDIC’s Board of Directors approved a final rule to increase the DIF's reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Small banks, which are generally banks with less than $10 billion in assets, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent.
Deposit premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. For 2019, the Banks’ FDIC insurance assessments costs were $1.4 million.
The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Until July 31, 2019, Brookline Bank was a member bank of the Depositors Insurance Fund (the “DIF”), a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Brookline Bank converted its charter from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company and ended its membership in the DIF on July 31, 2019. Excess deposits that are insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2020. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
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
Acquisitions and Branching
The Banks must seek prior approval from the FRB to acquire another bank or establish a new branch office. Brookline Bank must also seek prior approval from the MDOB to acquire another bank or establish a new branch office and BankRI must also seek prior approval from the RIBD to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

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
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2019, none of the Banks had brokered deposits in excess of 10% of total assets.
Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
The Community Reinvestment Act
The Community Reinvestment Act (“CRA”) requires the FRB to evaluate each of the Banks with regard to their performance in helping to meet the credit needs of the communities each of the Banks serve, including low and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “satisfactory” rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of “satisfactory” on its most recent CRA examination. Both Massachusetts and Rhode Island have adopted specific community reinvestment requirements which are substantially similar to those of the FRB.
Lending Restrictions
Federal law limits a bank’s authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.
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
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk. Under the FRB's rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engaged in share repurchases.
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
Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. In November 2019, the federal banking agencies published in the Federal Register a final rule to implement Section 201 of the Economic Growth Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that qualifies for and elects to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. The final rule became effective on January 1, 2020.
Safety and Soundness Standards
Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
Restrictions on Bank Dividends
The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state member bank may not declare or pay a dividend (i) if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years or (ii) that would exceed its undivided profits, in each case unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service. As of and for the year ending December 31, 2019, there were no such transactions.
Consumer Protection Regulation
The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, Truth in Lending Act ("TILA"), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Consumer Financial Protection Bureau ("CFPB") also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB examines the Banks for compliance with CFPB rules and enforces CFPB rules with respect to the Banks.
Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, and in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB’s qualified mortgage rule requires creditors, such as the Banks, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling prior to making the loan. The Economic Growth Act included provisions that ease certain requirements related to mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.
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
Anti-Money Laundering
The Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2019, the Company did not have any transactions with sanctioned countries, nationals, and others.
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
Our business may be adversely affected by changes in economic and market conditions.
A worsening of economic and market conditions, downside shocks, or a return to recessionary economic conditions could adversely affect us and others in the financial services industry. We primarily serve individuals and businesses located in the greater Boston metropolitan area, eastern Massachusetts, New York, New Jersey, and Rhode Island. Our success is largely dependent on local and regional economic conditions. Recessionary economic conditions, increased unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to repay their loans, and could result in higher loan and lease losses and lower net income for us.
In addition, deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies and others. These companies compete on the basis of, among other factors, size, quality and type of products and services offered, price, technology and reputation. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of customers and market share, and our business, results of operations and financial condition could suffer.
Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We and our banking subsidiaries are subject to extensive state and federal regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FRB and the state banking regulators have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and our banking subsidiaries may conduct business and obtain financing.
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which are now are fully phased-in, require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
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
We may become subject to enforcements actions even though noncompliance was inadvertent or unintentional.
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
Our commercial real estate and commercial loan and lease portfolios currently comprise 81.7% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.
We are subject to liquidity risk, which could negatively affect our funding levels.
Market conditions or other events could negatively affect our access to or the cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

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
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and incur related costs and expenses. In addition, our businesses are dependent on the integrity of our employees. If an employee were to misappropriate any client funds or client information, our reputation could be negatively affected, which may result in the loss of accounts and have an adverse effect on our results of operations and financial condition.

We may be unable to attract and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.
Our success is dependent upon our ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. Our inability to attract new employees and retain and motivate our existing employees could adversely impact our business.
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
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes.
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
Natural disasters, acts of terrorism, pandemics and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest or pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board, or "FASB", changes the financial accounting and reporting principles that govern the preparation of our financial statements. These changes can be hard to anticipate and implement, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to accounting standards may require costly technology changes, additional training and personnel, and other expense that will negatively impact our results of operations.
FASB has issued Accounting Standards Update 2016-13 Measurement of Credit Losses on Financial Instruments, which will be effective for the Company for the first quarter of the fiscal year ending December 31, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. The standard removed the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. It is possible that this standard could have a negative impact on our allowance for loan and lease losses and our reported earnings in 2020.
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
Provisions of Delaware law and provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us, even if a merge might be in the best interest of our stockholders. Our articles of organization authorize our board of directors to issue preferred stock without stockholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us.
If we acquire or seek to aquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
We have acquired and will continue to consider the acquisition of other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:

•	We may incur substantial expenses in pursuing potential acquisitions;

•	Management may divert its attention from other aspects of our business;

•	We may assume potential and unknown liabilities of the acquired company as a result of an acquisition;

•
The acquired business will not perform in accordance with management's expectations, including because we may lose key clients or employees of the acquired business as a result of the change in ownership;

•	Difficulties may arise in connection with the integration of the operations of the acquired business with the operations of our businesses; and

•	We may lose key employees of the combined business.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2019, goodwill and other identifiable intangible assets were $164.9 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2019. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s executive administration offices are located at 131 Clarendon Street, Boston, Massachusetts, which is owned by Brookline Bank, as well as its corporate operations center in Lincoln, Rhode Island, which is owned by BankRI, with other administrative and operations functions performed at several different locations.
Brookline Bank conducts its business from 31 banking offices, 6 of which are owned, 24 of which are leased, and 1 of which is subleased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has 2 additional lending offices and 2 remote ATM locations, all of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York and in Melville, New York.
BankRI conducts its business from 20 banking offices, 6 of which are owned and 14 of which are leased. BankRI's main banking office, is leased and located in Providence, Rhode Island. BankRI also has 2 remote ATM locations, all of which are leased. Macrolease conducts its business from leased premises in Plainview, New York.

Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2019.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2019, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 28, 2020 was 1,747. The Company currently pays quarterly cash dividends in the amount of $0.115 per share. The Company expects comparable cash dividends will be paid in the future.

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

Total Return Performance
250
200
150
100
50
Index Value
Brookline Bancorp, Inc.
Russell 2000 Index
SNL Bank $5B-$10B Index
S&P 500 Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	At December 31,
Index	2014	2015	2016	2017	2018	2019
Brookline Bancorp, Inc.	100.00	118.51	174.48	171.14	154.27	189.11
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank $5B-$10B Index	100.00	113.92	163.20	162.59	147.15	182.34
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
The graph assumes $100 invested on December 31, 2014 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$7,856,853	$7,392,805	$6,780,249	$6,438,129	$6,042,338
Total loans and leases	6,737,816	6,303,516	5,730,679	5,398,864	4,995,540
Allowance for loan and lease losses	61,082	58,692	58,592	53,666	56,739
Investment securities held-to-maturity	86,780	114,776	109,730	87,120	93,757
Investment securities available-for-sale	498,995	502,793	540,124	523,634	513,201
Investment securities trading	3,581	4,207	—	—	—
Goodwill and identified intangible assets	164,850	166,513	143,934	146,023	148,523
Total deposits	5,830,072	5,454,044	4,871,343	4,611,076	4,306,018
Core deposits (1)	3,808,430	3,664,879	3,663,873	3,570,054	3,218,146
Certificates of deposit	2,021,642	1,789,165	1,207,470	1,041,022	1,087,872
Total borrowed funds	902,749	920,542	1,020,819	1,044,086	983,029
Stockholders' equity	945,606	900,140	803,830	695,544	667,485
Tangible stockholders' equity (*)	780,756	733,627	659,896	549,521	518,962
Nonperforming loans and leases (2)	19,461	24,097	27,272	40,077	19,333
Nonperforming assets (3)	22,092	28,116	31,691	41,476	20,676
EARNINGS DATA
Interest and dividend income	$347,626	$313,893	$263,050	$239,648	$226,910
Interest expense	94,326	66,194	39,869	35,984	32,545
Net interest income	253,300	247,699	223,181	203,664	194,365
Provision for credit losses	9,583	4,951	18,988	10,353	7,451
Non-interest income	29,793	25,224	32,173	22,667	20,184
Non-interest expense	157,481	155,232	139,111	130,362	125,377
Provision for income taxes	28,269	26,189	43,636	30,392	29,353
Net income	87,717	83,062	50,518	52,362	49,782
Operating earnings (*)	88,184	85,796	52,444	52,362	49,782
PER COMMON SHARE DATA
Earnings per share - Basic	$1.10	$1.04	$0.68	$0.74	$0.71
Earnings per share - Diluted	1.10	1.04	0.68	0.74	0.71
Operating earnings per share (*)	1.10	1.07	0.70	0.74	0.71
Dividends paid per common share	0.440	0.395	0.360	0.360	0.355
Book value per share (end of period)	11.87	11.30	10.49	9.88	9.51
Tangible book value per share (*)	9.80	9.21	8.61	7.81	7.39
Stock price (end of period)	16.46	13.82	15.70	16.40	11.50
PERFORMANCE RATIOS
Net interest margin	3.51%	3.61%	3.57%	3.44%	3.54%
Return on average assets	1.15%	1.15%	0.76%	0.83%	0.85%
Operating return on average assets (*)	1.15%	1.19%	0.79%	0.83%	0.85%
Return on average tangible assets (*)	1.17%	1.18%	0.78%	0.85%	0.87%
Operating return on average tangible assets (*)	1.17%	1.22%	0.81%	0.85%	0.87%

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Return on average stockholders' equity	9.56%	9.51%	6.53%	7.59%	7.57%
Operating return on average stockholders' equity (*)	9.61%	9.82%	6.78%	7.59%	7.57%
Return on average tangible stockholders' equity (*)	11.67%	11.70%	8.04%	9.66%	9.80%
Operating return on average tangible stockholders' equity (*)	11.73%	12.09%	8.35%	9.66%	9.80%
Dividend payout ratio (*)	40.03%	37.85%	53.52%	48.44%	50.15%
Efficiency ratio (4)	55.63%	56.88%	54.48%	57.60%	58.44%
GROWTH RATIOS
Total loan and lease growth (5)	6.89%	10.00%	6.15%	8.07%	3.59%
Total deposit growth (5)	6.89%	11.96%	5.64%	7.08%	8.79%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.10%	0.08%	0.25%	0.25%	0.09%
Nonaccrual loans and leases as a percentage of total loans and leases	0.29%	0.38%	0.48%	0.74%	0.39%
Nonperforming assets as a percentage of total assets	0.28%	0.38%	0.47%	0.64%	0.34%
Total allowance for loan and lease losses as a percentage of total loans and leases	0.91%	0.93%	1.02%	0.99%	1.14%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (*)	0.91%	0.96%	1.05%	1.03%	1.20%
CAPITAL RATIOS
Stockholders' equity to total assets	12.04%	12.18%	11.86%	10.80%	11.05%
Tangible equity ratio (*)	10.15%	10.15%	9.94%	8.73%	8.81%
Tier 1 leverage capital ratio	10.28%	10.58%	10.43%	9.16%	9.37%
Common equity Tier 1 capital ratio (**)	11.44%	11.94%	12.02%	10.48%	10.62%
Tier 1 risk-based capital ratio	11.58%	12.26%	12.34%	10.79%	10.91%
Total risk-based capital ratio	13.59%	14.42%	14.75%	13.20%	13.54%
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

(*) Refer to Non-GAAP Financial Measures and Reconciliation to GAAP.

(**) Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI and its subsidiaries; and Brookline Securities Corp.
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through the Banks, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities including equipment financing, comprise 28.1% in the New York and New Jersey metropolitan area.
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
The competition for loans and leases and deposits remains intense. While the economy improved in 2019, the Company expects the operating environment in 2020 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the FRB. A sustained, low interest rate environment with a flat interest rate curve may negatively impact the Company's yields and net interest margin. While the Company is slightly asset sensitive and should benefit from rising rates, these rate increases could precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest expenses.
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. Until July 31, 2019, Brookline Bank was a member bank of the Depositors Insurance Fund (the “DIF”), a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Brookline Bank converted its charter from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company and ended its membership in the DIF on July 31, 2019. Excess deposits that were insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2020. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”
Executive Overview
Growth
Total assets of $7.9 billion as of December 31, 2019 increased $464.0 million, or 6.3%, from December 31, 2018. The increase was primarily driven by increases in loans and leases, partly offset by decreases in investment securities.
Total loans and leases of $6.7 billion as of December 31, 2019 increased $434.3 million, or 6.9%, from December 31, 2018. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.5 billion, or 81.7% of total loans and leases as of December 31, 2019, an increase of $387.3 million, or 7.6%, from $5.1 billion, or 81.2% of total loans and leases, as of December 31, 2018.

Total deposits of $5.8 billion as of December 31, 2019 increased $376.0 million, or 6.9%, from $5.5 billion as of December 31, 2018. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.8 billion, or 65.3% of total deposits as of December 31, 2019, an increase of $143.6 million, from $3.7 billion, or 67.2% of total deposits as of December 31, 2018. Certificate of deposit balances totaled $2.0 billion, or 34.7% of total deposits as of December 31, 2019, an increase of $232.5 million, or 12.99% on an annualized basis from $1.8 billion, or 32.8% of total deposits, as of December 31, 2018.
Asset Quality
Nonperforming assets as of December 31, 2019 totaled $22.1 million, or 0.28% of total assets, compared to $28.1 million, or 0.38% of total assets, as of December 31, 2018. Net charge-offs for the year ended December 31, 2019 were $7.2 million, or 0.10% of average loans and leases, compared to $4.7 million, or 0.08% of average loans and leases, for the year ended December 31, 2018.The decrease in nonperforming loans and leases and nonperforming assets was primarily driven by the charge offs and pay downs on certain taxi medallion loans.
The ratio of the allowance for loan and lease losses to total loans and leases was 0.91% as of December 31, 2019, compared to 0.93% as of December 31, 2018. Excluding the loans acquired from BankRI, First Ipswich and First Commons Bank, the allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio was 0.91% as of December 31, 2019, compared to 0.96% as of December 31, 2018. The Company continued to employ its historical underwriting methodology throughout the twelve month period ended December 31, 2019.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.44% as of December 31, 2019, compared to 11.94% as of December 31, 2018. The Company's Tier 1 Leverage Ratio was 10.28% as of December 31, 2019, compared to 10.58% as of December 31, 2018. As of December 31, 2019, the Company's Tier 1 Risk-Based Ratio was 11.58%, compared to 12.26% as of December 31, 2018. The Company's Total Risk-Based Ratio was 13.59% as of December 31, 2019, compared to 14.42% as of December 31, 2018.
The Company's ratio of stockholders' equity to total assets was 12.04% and 12.18% as of December 31, 2019 and December 31, 2018, respectively. The Company's tangible equity ratio was 10.15% and 10.15% as of December 31, 2019 and December 31, 2018, respectively.
Net Income
For the year ended December 31, 2019, the Company reported net income of $87.7 million, or $1.10 per basic and diluted share, an increase of $4.7 million, or 5.6%, from $83.1 million, or $1.04 per basic and diluted share for the year ended December 31, 2018. The increase in net income is primarily the result of an increase in net interest income of $5.6 million, partially offset by an increase in non-interest expense of $2.2 million and an increase in non-interest income of $4.6 million.
The return on average assets was 1.15% for the year ended December 31, 2019, compared to 1.15% for the year ended December 31, 2018. The return on average stockholders' equity was 9.56% for the year ended December 31, 2019, compared to 9.51% for the year ended December 31, 2018.
The net interest margin was 3.51% for the year ended December 31, 2019 down from 3.61% for the year ended December 31, 2018. The decrease in the net interest margin is a result of an increase of 37 basis points in the Company's overall cost of funds to 1.43% in 2019 from 1.06% in 2018, partially offset by an increase in the yield on interest-earning assets by 23 basis points to 4.81% in 2019 from 4.58% in 2018.
Results for 2019 included a $9.6 million provision for credit losses, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $4.6 million to $29.8 million for the year ended December 31, 2019 from $25.2 million for the year ended December 31, 2018. Several factors contributed to the year over year increase, including an increase of $0.3 million in gain on sales of securities, an increase of $2.8 million in loan level derivative income, an increase in loan fees of $0.7 million and an increase of 0.7 million in other non-interest income.
Non-interest expense increased $2.2 million to $157.5 million for the year ended December 31, 2019 from $155.2 million for the year ended December 31, 2018. The increase was largely attributable to an increase of $5.0 million in compensation and employee benefits, partially offset by a decrease of $2.7 million in merger and acquisition expense.

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
Impairment of Goodwill
Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If fair value exceeds the carrying amount at the time of testing, goodwill is not considered impaired. Quoted market prices in active markets are the best evidence of fair value and are considered to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in valuation techniques could result in materially different evaluations of impairment. In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08 which provides guidance for companies when testing goodwill for impairment. The objective of the ASU is to simplify how entities test goodwill for impairment. Pursuant to the ASU, entities may now assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the one-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%.
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
The Company has evaluated the qualitative factors discussed above and assessed the effect identified adverse events or circumstances could have, and based on this analysis has concluded there was no indication of goodwill impairment as of December 31, 2019. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
Identified Intangible Assets
Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of identified intangible assets is evaluated for impairment at least annually. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.

Recent Accounting Developments
In April 2019, FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" to improve the Codifications or correct any unintended application. Codification improvements to Update 2016-13 (Topic 326) will be effective on the same date as requirements in ASU 2016-13. Codification improvements to Update 2017-12 (Topic 815) will be effective as of the beginning of the first annual period beginning after the issuance date and Update 2016-01 (Topic 825) will be effective for fiscal years beginning after December 15, 2019. Management believes that this ASU does apply and has determined the impact to be immaterial as of December 31, 2019.
In October 2018, FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815)" which provided further updates to ASU 2017-12, to permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this update if an entity already has adopted ASU 2017-12. Management has evaluated this ASU and as of December 31, 2019, the Company has adopted the ASU and determined the impact to be immaterial.
In August 2018, FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)",
to add additional guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. Management has evaluated this ASU and as of December 31, 2019, the Company has adopted the ASU and determined the impact to be immaterial.
In August 2018, FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)", to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of December 31, 2019.
In August 2018, FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)", to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of December 31, 2019.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)". This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities,this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management has evaluated this ASU and as of December 31, 2017, the Company has adopted the ASU and determined the impact to be immaterial.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for probable losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. For public entities that file with the SEC, ASU 2016-13 becomes effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.
ASU 2016-13 must be applied to held to maturity ("HTM") debt securities, and HTM loans and available for sale (“AFS”) debt securities. A modified-retrospective approach will be applied cumulatively to retained earnings. Early adoption was permitted as of the fiscal years beginning after December 15, 2018. In November 2018, FASB issued ASU 2018-19 to clarify that operating lease receivables are not in scope of the credit losses standard.
The Company will adopt ASU 2016-13 on January 1, 2020. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, and HTM debt securities.

It also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell or believes that is more likely than not they will be required to sell.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 will be presented under ASU 2016-13 while prior period amounts are reported in accordance with previously applicable GAAP methodology. At January 1, 2020, the total increase for credit losses under the CECL methodology was approximately $10 to 20 million higher than recorded at December 31, 2019 under the previous GAAP methodology. Of the total allowance, the allowance for loan losses represented approximately 85% while the reserve for unfunded credits represented approximately 15%.
Management formed a steering committee to oversee the adoption of ASU 2016-13. The steering committee, along with a project team led by the credit division, developed an approach for implementation and selected a third party software service provider. The third party provides various loss models as well as economic scenarios which are being used for both the loan and securities portfolios. The models includes many assumptions used to calculate credit losses over the estimated life of the financial assets using forecasted economic conditions for a reasonable and supportable period before reversion to historical data. Management has used loan level data and certain assumptions as inputs to the models as well as qualitative factors to adjust model outputs. The Company is finalizing documentation and is currently having the model validated by a third party which is expected to be completed prior to filing the first quarter 2020 Quarterly Report on Form 10-Q.
See Note 1, “Basis of Presentation” in the notes to the consolidated financial statements for additional information regarding recent accounting developments.
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
Operating Earnings
Operating earnings exclude the after-tax impact of securities gains and merger and acquisition expense as well as the impact of the Tax Cuts and Jobs Act (the "Tax Act"). By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.

The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$87,717	$83,062	$50,518	$52,362	$49,782
Less:
Security gains (after-tax)	384	174	7,303	—	—
Add:
Merger and acquisition expense (after-tax) (1)	851	2,908	264	—	—
Impact of Tax Act	—	—	8,965	—	—
Operating earnings	$88,184	$85,796	$52,444	$52,362	$49,782

Earnings per share, as reported	$1.10	$1.04	$0.68	$0.74	$0.71
Less:
Security gains (after-tax)	—	—	0.10	—	—
Add:
Merger and acquisition expense (after-tax) (1)	—	0.03	—	—	—
Impact of Tax Act	—	—	0.12	—	—
Operating earnings per share	$1.10	$1.07	$0.70	$0.74	$0.71
_________________________________________________________________________
(1) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018 and the purchase of the remaining minority interest of Eastern Funding in the first quarter of 2019.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Operating earnings	$88,184	$85,796	$52,444	$52,362	$49,782

Average total assets	$7,654,634	$7,223,081	$6,607,234	$6,279,722	$5,840,749
Less: Average goodwill and average identified intangible assets, net	165,697	163,712	145,000	147,308	150,020
Average tangible assets	$7,488,937	$7,059,369	$6,462,234	$6,132,414	$5,690,729

Return on average assets	1.15%	1.15%	0.76%	0.83%	0.85%
Less:
Security gains (after-tax)	0.01%	—%	0.11%	—%	—%
Add:
Merger and acquisition expense (after-tax)	0.01%	0.04%	—%	—%	—%
Impact of Tax Act	—%	—%	0.14%	—%	—%
Operating return on average assets	1.15%	1.19%	0.79%	0.83%	0.85%

Return on average tangible assets	1.17%	1.18%	0.78%	0.85%	0.87%
Less:
Security gains (after-tax)	0.01%	—%	0.11%	—%	—%
Add:
Merger and acquisition expense (after-tax)	0.01%	0.04%	—%	—%	—%
Impact of Tax Act	—%	—%	0.14%	—%	—%
Operating return on average tangible assets	1.17%	1.22%	0.81%	0.85%	0.87%

Average total stockholders' equity	$917,286	$873,388	$773,244	$689,556	$657,841
Less: Average goodwill and average identified intangible assets, net	165,697	163,712	145,000	147,308	150,020
Average tangible stockholders' equity	$751,589	$709,676	$628,244	$542,248	$507,821

Return on average stockholders' equity	9.56%	9.51%	6.53%	7.59%	7.57%
Less:
Security gains (after-tax)	0.04%	0.02%	0.94%	—%	—%
Add:
Merger and acquisition expense (after-tax)	0.09%	0.33%	0.03%	—%	—%
Impact of Tax Act	—%	—%	1.17%	—%	—%
Operating return on average stockholders' equity	9.61%	9.82%	6.79%	7.59%	7.57%

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Return on average tangible stockholders' equity	11.67%	11.70%	8.04%	9.66%	9.80%
Less:
Security gains (after-tax)	0.05%	0.02%	1.16%	—%	—%
Add:
Merger and acquisition expense (after-tax)	0.11%	0.41%	0.04%	—%	—%
Impact of Tax Act	—%	—%	1.43%	—%	—%
Operating return on average tangible stockholders' equity	11.73%	12.09%	8.35%	9.66%	9.80%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Net income, as reported	$87,717	$83,062	$50,518	$52,362	$49,782

Average total assets	$7,654,634	$7,223,081	$6,607,234	$6,279,722	$5,840,749
Less: Average goodwill and average identified intangible assets, net	165,697	163,712	145,000	147,308	150,020
Average tangible assets	$7,488,937	$7,059,369	$6,462,234	$6,132,414	$5,690,729

Return on average tangible assets	1.17%	1.18%	0.78%	0.85%	0.87%

Average total stockholders' equity	$917,286	$873,388	$773,244	$689,556	$657,841
Less: Average goodwill and average identified intangible assets,net	165,697	163,712	145,000	147,308	150,020
Average tangible stockholders' equity	$751,589	$709,676	$628,244	$542,248	$507,821

Return on average tangible stockholders' equity	11.67%	11.70%	8.04%	9.66%	9.80%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Total stockholders' equity	$945,606	$900,140	$803,830	$695,544	$667,485
Less: Goodwill and identified intangible assets, net	164,850	166,513	143,934	146,023	148,523
Tangible stockholders' equity	$780,756	$733,627	$659,896	$549,521	$518,962

Total assets	$7,856,853	$7,392,805	$6,780,249	$6,438,129	$6,042,338
Less: Goodwill and identified intangible assets, net	164,850	166,513	143,934	146,023	148,523
Tangible assets	$7,692,003	$7,226,292	$6,636,315	$6,292,106	$5,893,815

Tangible equity ratio	10.15%	10.15%	9.94%	8.73%	8.81%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Tangible stockholders' equity	$780,756	$733,627	$659,896	$549,521	$518,962

Common shares issued	85,177,172	85,177,172	81,695,695	75,744,445	75,744,445
Less:
Treasury shares	5,003,127	5,020,025	4,440,665	4,707,096	4,861,554
Unallocated ESOP	79,548	109,950	142,332	176,688	213,066
Unvested restricted stock	406,450	390,636	455,283	476,854	486,035
Common shares outstanding	79,688,047	79,656,561	76,657,415	70,383,807	70,183,790

Tangible book value per share	$9.80	$9.21	$8.61	$7.81	$7.39

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Dividends paid	$35,110	$31,441	$27,035	$25,366	$24,967

Net income, as reported	$87,717	$83,062	$50,518	$52,362	$49,782

Dividend payout ratio	40.03%	37.85%	53.52%	48.44%	50.15%
The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015

Allowance for loan and lease losses	$61,082	$58,692	$58,592	$53,666	$56,739
Less: Allowance for acquired loan and lease losses	2,215	1,814	1,040	1,253	1,752
Allowance for originated loan and lease losses	$58,867	$56,878	$57,552	$52,413	$54,987

Total loans and leases	$6,737,816	$6,303,516	$5,730,679	$5,398,864	$4,995,540
Less: Total acquired loans and leases	288,129	394,407	240,057	315,304	422,652
Total originated loan and leases	$6,449,687	$5,909,109	$5,490,622	$5,083,560	$4,572,888

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	0.91%	0.96%	1.05%	1.03%	1.20%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At December 31,
	2019		2018		2017		2016		2015
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,491,011	37.0%	$2,330,725	37.0%	$2,174,969	38.0%	$2,050,382	38.1%	$1,875,592	37.5%
Multi-family mortgage	932,163	13.8%	847,711	13.4%	760,670	13.3%	731,186	13.5%	658,480	13.2%
Construction	246,048	3.7%	173,300	2.7%	140,138	2.4%	136,999	2.5%	130,322	2.6%
Total commercial real estate loans	3,669,222	54.5%	3,351,736	53.1%	3,075,777	53.7%	2,918,567	54.1%	2,664,394	53.3%
Commercial loans and leases:
Commercial	729,502	10.8%	736,418	11.7%	705,004	12.3%	635,426	11.8%	592,531	11.9%
Equipment financing	1,052,408	15.6%	982,089	15.6%	866,488	15.1%	799,860	14.8%	721,890	14.5%
Condominium association	56,838	0.8%	50,451	0.8%	52,619	0.9%	60,122	1.1%	59,875	1.2%
Total commercial loans and leases	1,838,748	27.2%	1,768,958	28.1%	1,624,111	28.3%	1,495,408	27.7%	1,374,296	27.6%
Consumer loans:
Residential mortgage	814,245	12.1%	782,968	12.4%	660,065	11.5%	624,349	11.6%	616,449	12.3%
Home equity	376,819	5.6%	376,484	6.0%	355,954	6.2%	342,241	6.3%	314,553	6.3%
Other consumer	38,782	0.6%	23,370	0.4%	14,772	0.3%	18,299	0.3%	25,848	0.5%
Total consumer loans	1,229,846	18.3%	1,182,822	18.8%	1,030,791	18.0%	984,889	18.2%	956,850	19.1%
Total loans and leases	6,737,816	100.0%	6,303,516	100.0%	5,730,679	100.0%	5,398,864	100.0%	4,995,540	100.0%
Allowance for loan and lease losses	(61,082)		(58,692)		(58,592)		(53,666)		(56,739)
Net loans and leases	$6,676,734		$6,244,824		$5,672,087		$5,345,198		$4,938,801
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
The Company's current policy is that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $50.0 million unless approved by the Board Credit Committee, a committee of the Company's Board of Directors.

As of December 31, 2019, there were three borrowers with commitments over $50.0 million. The total of those commitments was $194.3 million or 2.4% of total commitments as of December 31, 2019.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 54.5% of total loans and leases outstanding as of December 31, 2019.
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
Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with fixed rate terms longer than five years, the Company offers loan level derivatives to accommodate customer needs.
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
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($869.9 million), office buildings ($721.4 million), retail stores ($601.5 million), industrial properties ($440.3 million), mixed-use properties ($325.4 million), lodging services ($141.9 million) and to food services ($62.2 million) as of December 31, 2019. At that date, 97.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.2% of total loans outstanding as of December 31, 2019.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($657.0 million), transportation services ($385.2 million), food services ($156.0 million), recreation services ($141.0 million), rental and leasing services ($97.2 million), manufacturing ($91.9 million), and retail ($74.3 million) as of December 31, 2019.
The Company provides commercial banking services to companies in its market area. Approximately 45.6% of the commercial loans outstanding as of December 31, 2019 were made to borrowers located in New England. The remaining 54.4% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.4% of the commercial loans outstanding were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.3% of total loans outstanding as of December 31, 2019. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers. In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and fixed-rate fully amortizing mortgage loans in its portfolio.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2019, other consumer loans equaled $38.8 million, or 0.6% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of the total of those loans.
Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans as of December 31, 2019. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2019
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Fifteen Years	More than Fifteen Years	Total after One Year	Total
	(In Thousands)
Commercial real estate	$1,138,687	$558,827	$573,867	$210,688	$8,942	$1,352,324	$2,491,011
Multi-family mortgage	417,176	163,367	248,018	101,931	1,671	514,987	932,163
Construction	165,432	17,907	21,408	41,301	—	80,616	246,048
Commercial	315,918	127,210	133,460	73,289	79,625	413,584	729,502
Equipment financing	82,223	307,838	524,098	138,249	—	970,185	1,052,408
Condominium association	7,999	9,584	11,261	27,994	—	48,839	56,838
Residential mortgage	167,887	180,378	222,634	125,156	118,190	646,358	814,245
Home equity	151,814	7,207	5,181	41,859	170,758	225,005	376,819
Other consumer	34,307	304	152	—	4,019	4,475	38,782
Total	$2,481,443	$1,372,622	$1,740,079	$760,467	$383,205	$4,256,373	$6,737,816

The following table sets forth as of December 31, 2019 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate	$505,644	$785,096	$1,290,740
Multi-family mortgage	240,172	245,641	485,813
Construction	14,387	66,166	80,553
Commercial	186,808	211,832	398,640
Equipment financing	695,695	272,166	967,861
Condominium association	37,751	11,088	48,839
Residential mortgage	144,443	426,482	570,925
Home equity	26,125	171,144	197,269
Other consumer	465	4,010	4,475
Total originated	1,851,490	2,193,625	4,045,115
Acquired:
Commercial real estate	12,569	49,015	61,584
Multi-family mortgage	7,978	21,197	29,175
Construction	—	63	63
Commercial	881	14,063	14,944
Equipment financing	2,325	—	2,325
Residential mortgage	40,462	34,971	75,433
Home equity	14,777	12,959	27,736
Total acquired	78,992	132,268	211,260
Total loans	$1,930,482	$2,325,893	$4,256,375
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations. Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2019, the Company had $67.2 million of total assets, including acquired assets, that were designated as criticized. This compares to $58.6 million of assets designated as criticized as of December 31, 2018. The increase in criticized assets was primarily due to one commercial relationship downgraded to criticized asset in 2019.
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

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$2,845	$3,928	$3,313	$5,340	$5,482
Multi-family mortgage	84	330	608	1,404	291
Construction	—	396	860	—	—
Total commercial real estate loans	2,929	4,654	4,781	6,744	5,773

Commercial	4,909	6,621	11,619	22,974	6,264
Equipment financing	9,822	9,500	8,106	6,758	2,610
Condominium association	151	265	—	—	—
Total commercial loans and leases	14,882	16,386	19,725	29,732	8,874

Residential mortgage	753	2,132	1,979	2,501	2,225
Home equity	896	908	744	951	1,757
Other consumer	1	17	43	149	704
Total consumer loans	1,650	3,057	2,766	3,601	4,686

Total nonaccrual loans and leases	19,461	24,097	27,272	40,077	19,333

Other real estate owned	—	3,054	3,235	618	729
Other repossessed assets	2,631	965	1,184	781	614
Total nonperforming assets	$22,092	$28,116	$31,691	$41,476	$20,676

Loans and leases past due greater than 90 days and accruing	$10,109	$13,482	$3,020	$7,077	$8,690
Total delinquent loans and leases 61-90 days past due	4,978	3,308	7,376	7,350	3,294
Restructured loans and leases not included in nonperforming assets	17,076	12,257	16,241	13,883	17,953

Total nonaccrual loans and leases as a percentage of total loans and leases	0.29%	0.38%	0.48%	0.74%	0.39%
Total nonperforming assets as a percentage of total assets	0.28%	0.38%	0.47%	0.64%	0.34%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.07%	0.05%	0.13%	0.14%	0.07%
Troubled Debt Restructured Loans and Leases
A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to reduce the required monthly payment to a more manageable amount for the borrower.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate loans:
Commercial real estate mortgage	$1,674	$2,034
Multi-family mortgage	85	330
Construction	2,942	—
Commercial loans and leases:
Commercial	8,995	9,394
Equipment financing	5,555	5,901
Consumer loans:
Residential mortgage	2,067	1,626
Home equity	1,862	1,656
Total troubled debt restructurings	$23,180	$20,941
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$17,076	$12,257
On nonaccrual	6,104	8,684
Total troubled debt restructurings	$23,180	$20,941
Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2019	2018
	(Dollars in Thousands)
Balance at beginning of period	$20,941	$26,011
Additions	16,484	5,843
Net charge-offs	(1,964)	(1,174)
Repayments(1)	(12,281)	(9,739)
Balance at end of period	$23,180	$20,941
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

As of December 31, 2019, the Company had a portfolio of approximately $10.3 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2018, this portfolio was approximately $13.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans according to terms, resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended September 30, 2015, the Company’s allowance calculation included a further segmentation of commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio.

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
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.35%	0.49%	0.91%

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
Provision for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516
Total allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.43%	0.44%	0.93%

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
(Credit) provision for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679
Allowance for loan and lease losses as a percentage of total loans and leases	0.88%	1.62%	0.50%	1.02%

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(2,169)	(10,516)	(1,982)	(14,667)
Recoveries	—	642	750	1,392
(Credit) provision for loan and lease losses	(337)	8,762	1,777	10,202
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666

Total loans and leases	$2,918,567	$1,495,408	$984,889	$5,398,864
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.40%	0.52%	0.99%

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$5,690	$2,418	$53,659
Charge-offs	(550)	(3,634)	(2,370)	—	(6,554)
Recoveries	—	667	1,544	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(294)	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$4,570	$—	$56,739

Total loans and leases	$2,664,394	$1,374,296	$956,850	N/A	$4,995,540
Allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.60%	0.48%	N/A	1.14%
The allowance for loan and lease losses was $61.1 million as of December 31, 2019, or 0.91% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $58.7 million, or 0.93% of total loans and leases outstanding, as of December 31, 2018. The increase in the allowance for loan and lease losses from December 31, 2018 to December 31, 2019 was primarily due to originated loan growth of $540.6 million, partially offset by the decrease in reserve due to changes in historical loss factors applied to the loan portfolios and the decrease in specific reserve.
Management believes that the allowance for loan and lease losses as of December 31, 2019 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $30.3 million, or 0.83% of total commercial real estate loans outstanding, as of December 31, 2019. This compared to an allowance for commercial real estate loan losses of $28.2 million, or 0.84% of total commercial real estate loans outstanding, as of December 31, 2018. Specific reserves on commercial real estate loans were $7.0 thousand as of December 31, 2019, compared to $5.0 thousand at December 31, 2018. The $2.1 million increase in the allowance for commercial real estate loan losses during 2019 was primarily driven by originated loan growth of $375.7 million, or 11.9% from December 31, 2018, partially offset by the decrease in reserve due to changes in historical loss factors applied to the loan portfolios.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans increased to 0.81% as of December 31, 2019 from 0.64% as of December 31, 2018. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.08% as of December 31, 2019 from 0.14% as of December 31, 2018.
There were no charge-offs or recoveries on commercial real estate loans for the year ended December 31, 2019, as compared to the net charge-offs of $103.0 thousand, or 0.003% of average commercial real estate loans, for the year ended December 31, 2018. The net charge-offs in 2018 were for an acquired commercial real estate relationship. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $24.8 million, or 1.35% of total commercial loans and leases outstanding, as of December 31, 2019, compared to $25.3 million, or 1.43% of total commercial loans and leases outstanding, as of December 31, 2018. Specific reserves on commercial loans and leases decreased from $3.0 million as of December 31, 2018 to $1.7 million as of December 31, 2019. The $0.5 million decrease in the allowance for commercial loans and lease losses during 2019 was primarily driven by the decrease in specific reserves to commercial loans and leases, partially offset by the reserve for originated loan growth of $78.8 million, or 4.5% from December 31, 2018.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases decreased to 2.03% as of December 31, 2019, from 2.10% as of December 31, 2018. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases portfolios decreased to 0.81% as of December 31, 2019 from 0.93% as of December 31, 2018.

Net charge-offs increased $2.9 million to $7.2 million, or 0.39% of average commercial loans and leases, for the year ended December 31, 2019, compared with net charge-offs of $4.3 million, or 0.25% of average commercial loans and leases, for the year ended December 31, 2018. The increase in net charge-offs was primarily due to an increase in the charge-offs of the equipment financing loans in the current period. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $6.0 million, or 0.49% of total consumer loans outstanding, as of December 31, 2019, compared to $5.2 million, or 0.44% of consumer loans outstanding, as of December 31, 2018. Specific reserves on consumer loans were $110.0 thousand and $115.0 thousand as of December 31, 2019 and December 31, 2018, respectively. The $0.8 million increase in the allowance for consumer loans and leases during 2019 was primarily due to the originated loan growth of $86.1 million, or 8.5%, from December 31, 2018.
The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.09% as of December 31, 2019 from 0.20% as of December 31, 2018. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of December 31, 2019. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net recoveries in the consumer loan portfolio totaled $0.1 million, or 0.01% of average consumer loans, for the year ended December 31, 2019, compared with net charge-offs of $0.3 million, or 0.03% of average consumer loans, for the year ended December 31, 2018. Provisions for consumer loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$21,519	35.3%	37.0%	$20,779	35.4%	37.0%	$20,089	34.3%	38.0%
Multi-family mortgage	6,436	10.5%	13.8%	5,915	10.1%	13.4%	5,667	9.7%	13.3%
Construction	2,330	3.8%	3.7%	1,494	2.5%	2.7%	1,356	2.3%	2.4%
Total commercial real estate loans	30,285	49.6%	54.5%	28,188	48.0%	53.1%	27,112	46.3%	53.7%
Commercial	12,849	21.0%	10.8%	14,047	23.9%	11.7%	15,366	26.2%	12.3%
Equipment financing	11,595	19.0%	15.6%	10,888	18.6%	15.6%	10,586	18.1%	15.1%
Condominium association	382	0.6%	0.8%	347	0.6%	0.8%	381	0.7%	0.9%
Total commercial loans and leases	24,826	40.6%	27.2%	25,282	43.1%	28.1%	26,333	45.0%	28.3%
Residential mortgage	3,717	6.1%	12.1%	3,076	5.2%	12.4%	2,743	4.7%	11.5%
Home equity	2,132	3.5%	5.6%	2,047	3.5%	6.0%	2,219	3.8%	6.2%
Other consumer	122	0.2%	0.6%	99	0.2%	0.4%	185	0.2%	0.3%
Total consumer loans	5,971	9.8%	18.3%	5,222	8.9%	18.8%	5,147	8.7%	18.0%
Total	$61,082	100.0%	100.0%	$58,692	100.0%	100.0%	$58,592	100.0%	100.0%

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$19,354	36.1%	38.1%	$21,100	37.3%	37.5%
Multi-family mortgage	5,528	10.3%	13.5%	6,376	11.2%	13.2%
Construction	2,763	5.1%	2.5%	2,675	4.7%	2.6%
Total commercial real estate loans	27,645	51.5%	54.1%	30,151	53.2%	53.3%
Commercial	10,096	18.8%	11.8%	12,745	22.5%	11.9%
Equipment financing	10,345	19.3%	14.8%	8,809	15.5%	14.5%
Condominium association	465	0.9%	1.1%	464	0.8%	1.2%
Total commercial loans and leases	20,906	39.0%	27.7%	22,018	38.8%	27.6%
Residential mortgage	2,587	4.8%	11.6%	2,069	3.6%	12.3%
Home equity	2,356	4.4%	6.3%	2,149	3.8%	6.3%
Other consumer	172	0.3%	0.3%	352	0.6%	0.5%
Total consumer loans	5,115	9.5%	18.2%	4,570	8.0%	19.1%
Unallocated	—	—%	—%	—	—%	—%
Total	$53,666	100.0%	100.0%	$56,739	100.0%	100.0%
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
Cash, cash equivalents, and investment securities decreased $44.2 million, or 6.2%, to $667.1 million as of December 31, 2019 from $711.4 million as of December 31, 2018. The decrease was primarily driven by growth in loans and leases, partially offset by a decrease in the investment portfolio and an increase in deposit balances. Cash, cash equivalents, and investment securities were 8.49% of total assets as of December 31, 2019, compared to 9.62% of total assets at December 31, 2018.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,922	$185,803	$184,072	$181,079	$151,483	$149,924
GSE CMOs	87,001	85,932	107,363	103,130	131,082	127,022
GSE MBSs	153,049	153,343	169,334	165,089	191,281	189,313
SBA commercial loan asset- backed securities	34	34	51	51	73	72
Corporate debt obligations	28,484	28,986	40,618	39,708	62,811	62,683
U.S. Treasury bonds	44,675	44,897	13,812	13,736	8,785	8,730
Trust preferred securities	—	—	—	—	1,471	1,398
Marketable equity securities	—	—	—	—	978	982
Total investment securities available-for-sale	$496,165	$498,995	$515,250	$502,793	$547,964	$540,124
Investment securities held-to-maturity:
GSE debentures	$31,228	$31,290	$50,546	$49,601	$41,612	$40,801
GSE MBSs	9,360	9,279	11,426	11,131	13,923	13,705
Municipal obligations	45,692	46,514	52,304	51,598	53,695	53,517
Foreign government obligations	500	478	500	500	500	500
Total investment securities held-to-maturity	$86,780	$87,561	$114,776	$112,830	$109,730	$108,523
Equity securities held-for-trading		$3,581		$4,207	$—	$—
Restricted equity securities:
FHLBB stock	$35,482		$43,655		$42,427
FRB stock	18,084		17,995		16,842
Other	252		101		100
Total restricted equity securities	$53,818		$61,751		$59,369
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio decreased $39.7 million, or 4.2% since December 31, 2018. As of December 31, 2019, total securities portfolio was 8.14% of total assets, compared to 9.19% of total assets as of December 31, 2018.
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
As of December 31, 2019, the fair value of all investment securities available-for-sale was $499.0 million and carried a total of $2.8 million of net unrealized gains, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of December 31, 2019, $205.6 million, or 41.2%, of the portfolio, had gross unrealized losses of $1.8 million. This compares to $466.7 million, or 92.8%, of the portfolio with gross unrealized losses of $12.8 million as of December 31, 2018. The Company's unrealized loss position decreased in 2019 driven by a change in the portfolio mix from shorter duration MBS to longer duration agency debentures and municipal securities.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2019. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Investment Securities Available-for-Sale
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2019, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $17.4 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $20.6 million as of December 31, 2018.
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
As of December 31, 2019, the Company owned 60 GSE debentures with a total fair value of $185.8 million, and a net unrealized gain of $2.9 million. As of December 31, 2018, the Company held 60 GSE debentures with a total fair value of $181.1 million, and a net unrealized loss of $3.0 million. As of December 31, 2019, 5 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. For the year ended December 31, 2019, the Company did not purchase any GSE debentures, compared to the year ended December 31, 2018, when the Company purchased a total of $33.9 million of GSE debentures.
As of December 31, 2019, the Company owned 61 GSE CMOs with a total fair value of $85.9 million and a net unrealized loss of $1.1 million. As of December 31, 2018, the Company held 61 GSE CMOs with a total fair value of $103.1 million with a net unrealized loss of $4.2 million. As of December 31, 2019, 45 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the year ended December 31, 2019 and 2018, the Company did not purchase any GSE CMOs.
As of December 31, 2019, the Company owned 150 GSE MBSs with a total fair value of $153.3 million and a net unrealized gain of $0.3 million. As of December 31, 2018, the Company held 162 GSE MBSs with a total fair value of $165.1 million with a net unrealized loss of $4.2 million. As of December 31, 2019, 48 of the 150 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 93 of the 162 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2019 and 2018, the Company purchased a total of $19.6 million and $15.2 million, respectively, of GSE MBSs.

SBA Commercial Loan Asset-Backed Securities
As of December 31, 2019, the Company owned four SBA securities with a total fair value of $34.0 thousand, which approximated amortized cost. As of December 31, 2018, the Company owned four SBA securities with a total fair value of $0.1 million which approximated amortized cost. As of December 31, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all four of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government. For the years ended December 31, 2019 and 2018, the Company did not purchase any SBA securities.
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
Corporate Obligations
From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2019, the Company owned 8 corporate obligation securities with a total fair value of $29.0 million and a net unrealized gain of $0.5 million. This compares to 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized loss of $0.9 million as of December 31, 2018. As of December 31, 2019, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, and the issuers have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2019 and December 31, 2018, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2019, the Company owned 9 U.S. Treasury bonds with a total fair value of $44.9 million and a net unrealized gain of $0.2 million. As of December 31, 2018, the Company owned 7 U.S. Treasury bonds with a total fair value of $13.7 million and a net unrealized loss of $0.1 million. As of December 31, 2019, 5 of the 9 securities were in an unrealized loss position. As of December 31, 2018, 2 of the 7 securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2019 and 2018, the Company purchased $30.8 million and $24.7 million in U.S. Treasury bonds, respectively.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of December 31, 2019 and 2018, the Company owned equity securities held-for-trading with a fair value of $3.6 million and $4.2 million, respectively.

Investment Securities Held-to-Maturity
U.S. Government-Sponsored Enterprises
As of December 31, 2019, the Company owned 10 GSE debentures with a total fair value of $31.3 million and a net unrealized gain of $0.1 million. As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and a net unrealized loss of $0.9 million. As of December 31, 2019, 4 of the 10 securities in this portfolio were in an unrealized loss position. At December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the year ended December 31, 2019, the Company did not purchase any GSE debentures, compared to the year ended December 31, 2018, when the Company purchased a total of $8.9 million in GSE debentures.
As of December 31, 2019, the Company owned 8 GSE MBSs with a total fair value of $9.3 million and a net unrealized loss of $0.1 million. As of December 31, 2018, the Company owned 8 GSE MBSs with a total fair value of $11.1 million and an unrealized loss of $0.3 million. As of December 31, 2019 and 2018, all securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the years ended December 31, 2019 and 2018, the Company did not purchase any GSE MBSs.
Municipal Obligations
As of December 31, 2019, the Company owned 93 municipal obligation securities with a total fair value and total amortized cost of $46.5 million and $45.7 million, respectively. As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value and total amortized cost of $51.6 million and $52.3 million, respectively. As of December 31, 2019, 6 of the 93 securities in this portfolio were in an unrealized loss position as compared to December 31, 2018, when 94 of the 98 securities were in an unrealized loss position. During the years ended December 31, 2019 and 2018, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of December 31, 2019 and 2018, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. During the year ended December 31, 2019, the Company repurchased the foreign government obligation security that matured during the first quarter of 2019. As of December 31, 2019 and 2018, the security was in an unrealized loss position. During the year ended December 31, 2019 and 2018, the Company did not purchase any foreign government obligation securities.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of December 31, 2019, the excess balance of capital stock is $0.7 million, as compared to $5.0 million at December 31, 2018.
As of December 31, 2019, the Company owned stock in the FHLBB with a carrying value of $35.5 million, a decrease of $8.2 million from $43.7 million as of December 31, 2018. As of December 31, 2019, the FHLBB had total assets of $55.7 billion and total capital of $3.1 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2019 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2019. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2019, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2019
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$9,793	1.66%	$157,452	2.15%	$18,558	2.63%	$—	—%	$185,803	2.17%
GSE CMOs	—	—%	5	6.63%	8,530	1.62%	77,397	1.86%	85,932	1.84%
GSE MBSs	3	4.80%	18,155	1.98%	41,361	2.02%	93,824	2.34%	153,343	2.21%
SBA commercial loan asset- backed securities	—	—%	25	2.20%	9	2.31%	—	—%	34	2.23%
Corporate debt obligations	3,008	2.08%	25,978	2.58%	—	—%	—	—%	28,986	2.53%
U.S. Treasury bonds	—	—%	19,142	2.20%	25,755	1.79%	—	—%	44,897	1.96%
Equity securities held-for-trading (2)	—	—%	—	—%	—	—%	3,581	3.57%	3,581	3.57%
Total investment securities available-for-sale	$12,804	1.76%	$220,757	2.19%	$94,213	2.04%	$174,802	2.15%	$502,576	2.14%
Investment securities held-to-maturity:
GSE debentures	$—	—%	$31,228	2.00%	$—	—%	$—	—%	$31,228	2.00%
GSE MBSs	—	—%	$20	—%	—	—%	9,340	1.90%	9,360	1.89%
Municipal obligations	6,366	1.33%	32,149	1.61%	7,177	1.79%	—	—%	45,692	1.60%
Foreign government obligations	—	—%	500	3.25%	—	—%	—	—%	500	3.25%
Total investment securities held-to-maturity	$6,366	1.33%	$63,897	1.81%	$7,177	1.79%	$9,340	1.90%	$86,780	1.78%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$35,482	6.04%	$35,482	6.04%
FRB stock	—	—%	—	—%	—	—%	18,084	5.97%	18,084	5.97%
Other stock	—	—%	—	—%	—	—%	252	—%	252	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$53,818	5.99%	$53,818	5.99%
_______________________________________________________________________________
(1) Yields have been calculated on a tax-equivalent basis.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2019			2018			2017
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,141,578	19.6%	—%	$1,033,551	19.0%	—%	$942,583	19.3%	—%
Interest-bearing deposits:
NOW accounts	371,380	6.4%	0.11%	336,317	6.2%	0.10%	350,568	7.2%	0.07%
Savings accounts	613,467	10.5%	0.46%	619,961	11.4%	0.32%	646,359	13.3%	0.25%
Money market accounts	1,682,005	28.9%	1.15%	1,675,050	30.7%	1.18%	1,724,363	35.4%	0.56%
Certificate of deposit accounts	2,021,642	34.7%	2.26%	1,789,165	32.7%	1.58%	1,207,470	24.8%	1.27%
Total interest-bearing deposits	4,688,494	80.4%	1.46%	4,420,493	81.0%	1.14%	3,928,760	80.7%	0.68%
Total deposits	$5,830,072	100.0%	1.17%	$5,454,044	100.0%	0.92%	$4,871,343	100.0%	0.55%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 115.6% as of December 31, 2019 and 2018.
Total deposits increased $376.0 million, or 6.9%, to $5.8 billion as of December 31, 2019, compared to $5.5 billion as of December 31, 2018. Deposits as a percentage of total assets increased from 73.8% as of December 31, 2018 to 74.2% as of December 31, 2019. The increase in deposits as a percentage of total assets is primarily due to the growth in the demand checking and certificate of deposit balance.
As of December 31, 2019, the Company had $349.9 million of brokered deposits compared to $350.7 million as of December 31, 2018. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits, which are included in the certificate of deposit balance, increased $232.5 million, or 13.0%, during 2019. Certificates of deposit have also increased as a percentage of total deposits to 34.7% as of December 31, 2019 from 32.8% as of December 31, 2018.
In 2019, core deposits increased $143.6 million. The ratio of core deposits to total deposits decreased from 67.2% as of December 31, 2018 to 65.3% as of December 31, 2019, primarily due to the shift in deposit mix and increase in certificate of deposits.
The Company's growth in deposits and the shift in the mix of deposits in 2019 and 2018 were due in part to expansion of the Company's cash management services and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,070,859	18.9%	—%	$997,179	19.3%	—%	$912,743	19.3%	—%
NOW accounts	339,275	6.0%	0.13%	340,194	6.6%	0.08%	322,681	6.8%	0.07%
Savings accounts	608,022	10.7%	0.48%	618,674	12.0%	0.29%	620,757	13.1%	0.21%
Money market accounts	1,682,676	29.7%	1.26%	1,715,057	33.1%	0.90%	1,761,112	37.2%	0.50%
Total core deposits	3,700,832	65.4%	0.66%	3,671,104	71.0%	0.48%	3,617,293	76.4%	0.29%
Certificate of deposit accounts	1,956,350	34.6%	2.30%	1,497,473	29.0%	1.64%	1,116,909	23.6%	1.16%
Total deposits	$5,657,182	100.0%	1.23%	$5,168,577	100.0%	0.81%	$4,734,202	100.0%	0.49%
As of December 31, 2019 and 2018, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$410,973	2.25%	$261,170	1.63%
Over six months through 12 months	338,578	2.36%	270,897	1.97%
Over 12 months	373,632	2.48%	418,167	2.38%
Total certificate of deposit of $100,000 or more	$1,123,183	2.36%	$950,234	2.06%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$920,385	$1,075,446	$1,013,360
Maximum amount outstanding at any month end during the year	987,835	1,208,920	1,093,693
Balance outstanding at end of year	902,749	920,542	1,020,819
Weighted average interest rate for the period	2.65%	2.22%	1.61%
Weighted average interest rate at end of period	2.53%	2.55%	1.82%
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

FHLBB borrowings decreased by $25.9 million to $758.5 million as of December 31, 2019 from the December 31, 2018 balance of $784.4 million. The decrease in FHLBB borrowings was primarily due to maturing advances from the FHLBB.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased
$10.0 million to $42.7 million as of December 31, 2019 from $52.7 million as of December 31, 2018.

The Company has access to a $12.0 million committed line of credit as of December 31, 2019. As of December 31, 2019 and December 31, 2018, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $475.0 million. As of
December 31, 2019 the Company had $18 million in borrowings on outstanding uncommitted lines as compared to December 31, 2018, when the Company had no borrowings on outstanding uncommitted lines.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2019, the Company had capitalized costs of $1.0 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2019	December 31, 2018
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2020	$4,826	$4,803
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2020	4,739	4,704
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,026	73,926
			Total	$83,591	$83,433
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2019 or 2018.

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2019 and 2018:

	At December 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$1,101,193	$719,625
Pay fixed, receive variable	1,101,193	719,625
Risk participation-out agreements	235,693	100,531
Risk participation-in agreements	55,281	35,838
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$1,125	$6,573
Sells foreign currency, buys U.S. currency	1,230	6,582
Fixed weighted average interest rate from the Company to counterparty	3.54%	4.25%
Floating weighted average interest rate from counterparty to the Company	2.88%	4.00%
Weighted average remaining term to maturity (in months)	91	90
Fair value:
Recognized as an asset:
Loan level derivatives	$59,365	$22,013
Risk participation-out agreements	1,229	344
Foreign exchange contracts	54	131
Recognized as a liability:
Loan level derivatives	$59,365	$22,013
Risk participation-in agreements	283	84
Foreign exchange contracts	53	123
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $945.6 million as of December 31, 2019, representing a $45.5 million increase compared to $900.1 million at December 31, 2018. The increase is due to net income of $87.7 million for the year ended December 31, 2019, and other comprehensive income of $11.7 million, which was partially offset by dividends paid by the Company of $35.1 million and redemption of noncontrolling interest in subsidiary of $18.5 million in 2019.
For the year ended December 31, 2019, the dividend payout ratio was 40.0%, compared to 37.9% for the year ended December 31, 2018. The dividends paid in the fourth quarter of 2019 represented the Company's 83rd consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.110 per share for the first and second quarter of 2019, which then increased to $0.115 per share for the third and fourth quarter of 2019.
On December 4, 2019, the Board of Directors (the “Board”) of the Company approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020 and ending on December 31, 2020. As of December 31, 2019, 103,758 shares of the Company's common stock were repurchased. In 2018, the Company had repurchased 725,583 shares at a weighted average price of $13.78. In 2017, no shares of the Company's common stock were repurchased by the Company.
Stockholders' equity represented 12.04% of total assets as of December 31, 2019 and 12.18% of total assets as of December 31, 2018. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 10.15% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2019 and December 31, 2018.
On April 27, 2017, the Company entered into an underwriting agreement with Piper Jaffray & Co., as representative of the underwriters named therein (collectively, the “Underwriters”), to offer and sell 5,175,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $14.50 per share in an underwritten public offering (the “Offering”). In conjunction with the Offering, the Company granted the Underwriters a 30-day option to purchase up to an additional 776,250 shares of its common stock. On May 2, 2017, the Company and the Underwriters closed the Offering. The Underwriters exercised their option resulting in a new issuance in the aggregate of 5,951,250 shares of the Company’s common stock at a price to the public of $14.50 per share. The Company received net proceeds of $82.0 million after deductions for underwriting discounts, commissions, and expenses.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2019, 2018 and 2017. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$585,360	$12,483	2.13%	$653,652	$14,174	2.17%	$634,930	$12,964	2.04%
Marketable and restricted equity securities	59,751	3,516	5.88%	67,640	3,973	5.88%	65,992	3,065	4.64%
Short-term investments	71,090	1,523	2.14%	38,437	700	1.82%	40,847	442	1.08%
Total investments	716,201	17,522	2.45%	759,729	18,847	2.48%	741,769	16,471	2.22%
Commercial real estate loans (2)	3,492,848	164,082	4.63%	3,235,101	146,147	4.46%	2,968,673	123,000	4.09%
Commercial loans (2)	817,347	39,839	4.81%	813,815	37,616	4.56%	739,369	30,904	4.13%
Equipment financing (2)	1,012,698	74,066	7.31%	919,047	63,968	6.96%	830,755	55,164	6.64%
Residential mortgage loans (2)	783,556	32,926	4.20%	746,372	29,773	3.99%	645,925	23,593	3.65%
Other consumer loans (2)	414,730	19,835	4.78%	401,425	18,216	4.53%	366,713	15,328	4.18%
Total loans and leases	6,521,179	330,748	5.07%	6,115,760	295,720	4.84%	5,551,435	247,989	4.47%
Total interest-earning assets	7,237,380	348,270	4.81%	6,875,489	314,567	4.58%	6,293,204	264,460	4.20%
Allowance for loan and lease losses	(58,871)			(59,154)			(62,972)
Non-interest-earning assets	476,125			406,746			377,002
Total assets	$7,654,634			$7,223,081			$6,607,234
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$339,275	436	0.13%	$340,194	283	0.08%	$322,681	225	0.07%
Savings accounts	608,022	2,900	0.48%	618,674	1,804	0.29%	620,757	1,297	0.21%
Money market accounts	1,682,676	21,206	1.26%	1,715,057	15,369	0.90%	1,761,112	8,863	0.50%
Certificate of deposit	1,956,350	45,073	2.30%	1,497,473	24,522	1.64%	1,116,909	12,903	1.16%
Total interest-bearing deposits (3)	4,586,323	69,615	1.52%	4,171,398	41,978	1.01%	3,821,459	23,288	0.61%
Advances from the FHLBB	757,598	18,701	2.43%	946,017	18,650	1.94%	884,266	11,330	1.26%
Subordinated debentures and notes	83,511	5,206	6.23%	83,350	5,181	6.22%	83,186	5,081	6.11%
Other borrowed funds	79,276	804	1.01%	46,079	385	0.83%	45,908	170	0.37%
Total borrowed funds	920,385	24,711	2.65%	1,075,446	24,216	2.22%	1,013,360	16,581	1.61%
Total interest-bearing liabilities	5,506,708	94,326	1.71%	5,246,844	66,194	1.26%	4,834,819	39,869	0.82%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,070,859			997,179			912,743
Other non-interest-bearing liabilities	159,690			96,560			78,965
Total liabilities	6,737,257			6,340,583			5,826,527
Brookline Bancorp, Inc. stockholders' equity	917,286			873,388			773,244
Noncontrolling interest in subsidiary	91			9,110			7,463
Total liabilities and equity	$7,654,634			$7,223,081			$6,607,234
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		253,944	3.10%		248,373	3.32%		224,591	3.38%
Less adjustment of tax-exempt income		644			674			1,410
Net interest income		$253,300			$247,699			$223,181
Net interest margin (5)			3.51%			3.61%			3.57%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.23%, 0.81% and 0.49% in the years ended December 31, 2019, 2018 and 2017, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2019 and December 31, 2018" and "Comparison of Years Ended December 31, 2018 and December 31, 2017" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018			Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(1,437)	$(254)	$(1,691)	$383	$827	$1,210
Marketable and restricted equity securities	(457)	—	(457)	78	830	908
Short-term investments	682	141	823	(27)	285	258
Total investments	(1,212)	(113)	(1,325)	434	1,942	2,376
Loans and leases:
Commercial real estate loans	12,131	5,804	17,935	11,527	11,620	23,147
Commercial loans and leases	163	2,060	2,223	3,300	3,412	6,712
Equipment financing	6,761	3,337	10,098	6,057	2,747	8,804
Residential mortgage loans	1,533	1,620	3,153	3,865	2,315	6,180
Other consumer loans	607	1,012	1,619	1,532	1,356	2,888
Total loans	21,195	13,833	35,028	26,281	21,450	47,731
Total change in interest and dividend income	19,983	13,720	33,703	26,715	23,392	50,107
Interest expense:
Deposits:
NOW accounts	(1)	154	153	16	42	58
Savings accounts	(32)	1,128	1,096	(4)	511	507
Money market accounts	(293)	6,130	5,837	(240)	6,746	6,506
Certificate of deposit	8,884	11,667	20,551	5,247	6,372	11,619
Total deposits	8,558	19,079	27,637	5,019	13,671	18,690
Borrowed funds:
Advances from the FHLBB	(4,065)	4,116	51	839	6,481	7,320
Subordinated debentures and notes	14	11	25	10	90	100
Other borrowed funds	322	97	419	1	214	215
Total borrowed funds	(3,729)	4,224	495	850	6,785	7,635
Total change in interest expense	4,829	23,303	28,132	5,869	20,456	26,325
Change in tax-exempt income	(30)	—	(30)	(736)	—	(736)
Change in net interest income	$15,184	$(9,583)	$5,601	$21,582	$2,936	$24,518
See "Comparison of Years Ended December 31, 2019 and December 31, 2018" and "Comparison of Years Ended December 31, 2018 and December 31, 2017" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2019 and December 31, 2018
Net Interest Income
Net interest income increased $5.6 million to $253.3 million for the year ended December 31, 2019 from $247.7 million for the year ended December 31, 2018. The increase year over year reflects a $35.1 million increase in interest income on loans and leases, partially offset by a $1.7 million decrease in interest income on debt securities and a $28.1 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment.
Net interest margin decreased by 10 basis points to 3.51% in 2019 from 3.61% in 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.07% for the year ended December 31, 2019 from 4.84% for the year ended December 31, 2018. Interest amortization and accretion on acquired loans totaled $0.6 million and contributed 1 basis point to 2019 loan yields, compared to $0.7 million and 1 basis point in 2018. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs continue to rise due to market competition and shifting demand for non maturity versus time deposits.
The yield on interest-earning assets increased to 4.81% for the year ended December 31, 2019 from 4.58% for the year ended December 31, 2018. This increase is the result of higher yields on loans and leases. During the year ended December 31, 2019, the Company recorded $5.0 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the year ended December 31, 2019 compared to $3.5 million, or 5 basis points, for the year ended December 31, 2018.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 45 basis points to 1.71% for the year ended December 31, 2019 from 1.26% for the year ended December 31, 2018. Refer to "Financial Condition - Borrowed Funds" above for more details.
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
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$164,082	$146,146	$17,936	12.3%
Commercial loans	39,436	37,166	2,270	6.1%
Equipment financing	74,066	63,968	10,098	15.8%
Residential mortgage loans	32,926	29,773	3,153	10.6%
Other consumer loans	19,835	18,216	1,619	8.9%
Total interest income—loans and leases	$330,345	$295,269	$35,076	11.9%
Interest income from loans and leases was $330.3 million for 2019, and represented a yield on total loans of 5.07%. This compares to $295.3 million of interest on loans and a yield of 4.84% for 2018. This $35.1 million increase in interest income from loans and leases was attributable to an increase in the origination volume of $21.2 million and an increase of $13.8 million due to the changes in interest rates.
Accretion on acquired loans and leases of $0.6 million contributed 1 basis point to the Company's net interest margin for the year ended December 31, 2019, compared to $0.7 million and 1 basis point for the year ended December 31, 2018. The decrease was due to the continued paydowns of acquired loans and the recognition of related purchase accounting accretion.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$12,281	$13,960	$(1,679)	(12.0)%
Held-for-trading and restricted equity securities	3,477	3,964	(487)	(12.3)%
Short-term investments	1,523	700	823	117.6%
Total interest income—investments	$17,281	$18,624	$(1,343)	(7.2)%
Total investment income was $17.3 million for the year ended December 31, 2019 compared to $18.6 million for the year ended December 31, 2018. As of December 31, 2019, the yield on total investments was 2.45% as compared to 2.48% as of December 31, 2018. This year over year decrease in total investment income of $1.3 million, or 7.2%, was driven by a $0.1 million decrease due to rates and a $1.2 million decrease due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$436	$283	$153	54.1%
Savings accounts	2,900	1,804	1,096	60.8%
Money market accounts	21,206	15,369	5,837	38.0%
Certificate of deposit	45,073	24,522	20,551	83.8%
Total interest expense—deposits	69,615	41,978	27,637	65.8%
Borrowed funds:
Advances from the FHLBB	18,701	18,650	51	0.3%
Subordinated debentures and notes	5,206	5,181	25	0.5%
Other borrowed funds	804	385	419	108.8%
Total interest expense—borrowed funds	24,711	24,216	495	2.0%
Total interest expense	$94,326	$66,194	$28,132	42.5%
Deposits
In 2019, interest paid on deposits increased $27.6 million, or 65.8%, as compared to 2018. Interest expense increased $19.1 million due to an increase in interest rates and $8.6 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the year ended December 31, 2019 was $0.4 million, compared to $0.8 million for the year ended December 31, 2018. Purchase accounting amortization impacted the Company's net interest margin by 1 basis point in 2019, compared to 1 basis point in 2018.
Borrowed Funds
As of December 31, 2019 the Company's borrowed funds include: $758.5 million in FHLBB advances, $83.6 million in subordinated debentures and notes, and $60.7 million in other borrowed funds. In 2019, the average balance of FHLBB advances decreased $188.4 million, or 19.9%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. Other borrowed funds, which include repurchase agreements, increased $33.2 million, or 72.0%, for the year ended December 31, 2019.
During the year ended December 31, 2019, interest paid on borrowed funds increased $0.5 million, or 2.0% year over year, primarily driven by an increase in other borrowed funds. The cost of borrowed funds was 2.65% for the year ended December 31, 2019 as compared to 2.22% for the year ended December 31, 2018. This change was driven by an increase of $4.2 million due to borrowing rates, partially offset by a decrease of $3.7 million in interest expense due to volume. For the years ended December 31, 2019 and December 31, 2018, the purchase accounting accretion on acquired borrowed funds was $0.1 million which did not contribute any basis points to the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018	2019	2018
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,798	$254	$300	$924	$2,098	$1,178
Commercial	6,539	3,699	227	(451)	6,766	3,248
Consumer	713	556	(16)	(231)	697	325
Total provision (credit) for loan and lease losses	9,050	4,509	511	242	9,561	4,751
Unfunded credit commitments	22	200	—	—	22	200
Total provision (credit) for credit losses	$9,072	$4,709	$511	$242	$9,583	$4,951

For the year ended December 31, 2019, the provision for credit losses increased $4.6 million, or 93.6%, to $9.6 million from $5.0 million for the year ended December 31, 2018. The increase in the provision for credit losses for the year ended December 31, 2019 was primarily driven by an increase in the net charge-offs in equipment financing loans and the increases in reserves for loan growth and acquired loans, partially offset by decreased reserves required due to changes in historical loss factors and the decrease in specific reserves. See management's discussion in "Allowances for Credit Losses-Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.9 million as of December 31, 2019 and December 31, 2018. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2019 and 2018.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Deposit fees	$10,623	$10,400	$223	2.1%
Loan fees	2,097	1,427	670	47.0%
Loan level derivative income, net	8,262	5,440	2,822	51.9%
Gain on sales of investment securities, net	508	227	281	123.8%
Gain on sales of loans and leases held-for-sale	1,709	1,883	(174)	(9.2)%
Other	6,594	5,847	747	12.8%
Total non-interest income	$29,793	$25,224	$4,569	18.1%
For the year ended December 31, 2019, non-interest income increased $4.6 million, or 18.1%, to $29.8 million as compared to $25.2 million the same period in 2018. This increase is primarily due to a $2.8 million increase in loan level derivative income, a $0.7 million increase in other income, and a $0.7 million increase in loan fees.
Other income increased $0.7 million, or 12.8%, to $6.6 million for the year ended December 31, 2019 from $5.8 million for the same period of 2018, primarily driven by higher derivative activity.

Loan fees increased $0.7 million, or 47.0%, to $2.1 million for the year ended December 31, 2019 from $1.4 million for the same period of 2018, primarily driven by miscellaneous fees.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Compensation and employee benefits	$96,554	$91,535	$5,019	5.5%
Occupancy	15,696	14,991	705	4.7%
Equipment and data processing	18,652	18,213	439	2.4%
Professional services	4,366	4,404	(38)	(0.9)%
FDIC insurance	1,445	2,722	(1,277)	(46.9)%
Advertising and marketing	4,044	4,016	28	0.7%
Amortization of identified intangible assets	1,663	2,080	(417)	(20.0)%
Merger and acquisition expense	1,125	3,787	(2,662)	(70.3)%
Other	13,936	13,484	452	3.4%
Total non-interest expense	$157,481	$155,232	$2,249	1.4%
For the year ended December 31, 2019, non-interest expense increased $2.2 million, or 1.4%, to $157.5 million as compared to $155.2 million for the same period in 2018. This increase is primarily due to a $5.0 million increase in compensation and employee benefits expense, partially offset by a decrease of $2.7 million in merger and acquisition expense, and a $1.3 million decrease in FDIC insurance expense.
The efficiency ratio decreased to 55.63% for the year ended December 31, 2019 from 56.88% for the same period in 2018. The decrease year over year was primarily driven by higher net interest income and non-interest income in 2019.
Compensation and employee benefits expense increased $5.0 million, or 5.5%, to $96.6 million for the year ended December 31, 2019 from $91.5 million for the same period in 2018. The increase was primarily driven by an increase in employee headcount and annual salary increases.
Merger and acquisition expense decreased $2.7 million, or 70.3%, to $1.1 million for the year ended December 31, 2019 from $3.8 million for the same period in 2018, due to the closing of the First Commons Bank acquisition in 2018.
FDIC insurance expense decreased $1.3 million, or 46.9%, to $1.4 million for the year ended December 31, 2019 from $2.7 million for the same period in 2018. The decrease was primarily driven by bank assessment credits from the FDIC.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Income before provision for income taxes	$116,029	$112,740	$3,289	2.9%
Provision for income taxes	28,269	26,189	2,080	7.9%
Net income, before non-controlling interest in subsidiary	$87,760	$86,551	$1,209	1.4%
Effective tax rate	24.4%	23.2%	N/A	5.2%
The Company recorded income tax expense of $28.3 million for 2019, compared to $26.2 million for 2018. This represents an effective tax rate of 24.4% and 23.2% for 2019 and 2018, respectively. The increase in the Company's effective tax rate from 2018 was primarily driven by a $0.7 million adjustment as a result of the Tax Act. Due to the Tax Act, the Company took a one-time adjustment in 2018 that lowered the effective tax rate, which was not repeated in 2019. In addition, Brookline Bank completed the purchase of the remaining interest in Eastern Funding in 2019. Tax savings of approximately $0.9 million were recognized for this portion of Eastern Funding in 2018, but not in 2019.

The Tax Act represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 35% in 2017 to 21% in 2018 and 2019. The Tax Act also contained other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limited the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and a parking disallowance related to employee parking.
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
The Company recorded income tax expense of $26.2 million for 2018, compared to $43.6 million for 2017. This represents an effective tax rate of 23.2% and 44.9% for 2018 and 2017, respectively. The decrease in the Company's effective tax rate from 2017 was primarily driven by $10.3 million less in federal income taxes, as a result of the Tax Act, along with a $9.0 million Tax Cuts and Jobs Act adjustment that was made in 2017.
The Tax Act represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 35% in 2017 to 21% in 2018. The Tax Act also contained other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limited the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and most recently, a parking disallowance related to employee parking.
As a result of the Tax Act, in 2017, management re-valued the carrying value of our net deferred tax asset and investments in low income housing tax credits. The impact of the Tax Act resulted in a write down of the carrying balance of net deferred tax assets and investments in affordable housing projects of $8.6 million and $0.3 million, respectively.
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
Deposits, which are considered the most stable source of liquidity, totaled $5.8 billion as of December 31, 2019 and represented 86.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.5 billion, or 85.6% of total funding, as of December 31, 2018. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.8 billion as of December 31, 2019 and represented 65.3% of total deposits, compared to core deposits of $3.7 billion, or 67.2% of total deposits, as of December 31, 2018. Additionally, the Company had $349.9 million of brokered deposits as of December 31, 2019, which represented 6.0% of total deposits, compared to $350.7 million or 6.4% of total deposits, as of December 31, 2018. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $902.7 million as of December 31, 2019, representing 13.4% of total funding, compared to $920.5 million, or 14.4% of total funding, as of December 31, 2018.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2019, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.1 billion as compared to $2.1 billion as of December 31, 2018, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2019, the Banks also have access to funding through certain uncommitted lines of credit of $475.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2019.

The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $113.7 million of borrowing capacity at the Federal Reserve Bank as of December 31, 2019. As of December 31, 2019, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 0% and 10% of total assets. As of December 31, 2019, cash, cash equivalents and investment securities available-for-sale totaled $576.8 million, or 7.3% of total assets. This compares to $592.4 million, or 8.0% of total assets as of December 31, 2018.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2019 and 2018, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company, Brookline Bank, BankRI, and First Ipswich exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1. Refer to Note 19, "Regulatory Capital Requirements", for the Company's and the Banks' actual and required capital amounts and ratios.
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2019:
Advances from the FHLBB	$599,262	$142,972	$4,025	$12,210	$758,469
Subordinated debentures and notes	—	—	—	83,591	83,591
Other borrowed funds	60,689	—	—	—	60,689
Loan commitments (1)	1,535,417	—	—	—	1,535,417
Occupancy lease commitments (2)	5,886	9,844	5,977	6,163	27,870
Service provider contracts (3)	27,049	83,499	45,064	22,598	178,210
Postretirement benefit obligations (4)	463	1,651	1,453	15,755	19,322
	$2,228,766	$237,966	$56,519	$140,317	$2,663,568
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of December 31, 2019 or 2018. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2019.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2019, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2019		December 31, 2018
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$29,795	11.5%	$20,134	8.0%
Up 200 basis points	12,478	4.8%	9,353	3.7%
Up 100 basis points	6,265	2.4%	4,982	2.0%
Down 100 basis points	(11,100)	(4.3)%	(9,894)	(3.9)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 11.5% as of December 31, 2019, compared to a positive 8.0% as of December 31, 2018, the increase in asset sensitivity was due to a change in the funding mix, as deposits replaced wholesale funding.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2019, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2019	At December 31, 2018
Up 300 basis points	6.0%	2.5%
Up 200 basis points	5.1%	2.5%
Up 100 basis points	3.3%	2.1%
Down 100 basis points	(7.2)%	(7.0)%

The Company's EVE sensitivity for Up shock scenarios increased from December 31, 2018 to December 31, 2019 due to the issuance of common stock which replaced short wholesale funding as well as the duration of assets shortened due to increased prepayments driven by lower, long term rates.

The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2019.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$44,201	$—	$—	$—	$—	$44,201
Weighted average rate	1.55%	—%	—%	—%	—%	1.55%
Investment securities (1) (3)	86,901	91,014	126,384	163,800	117,676	585,775
Weighted average rate	1.93%	1.59%	1.17%	1.26%	2.39%	1.62%
Commercial real estate loans (1)	2,035,515	440,171	435,417	595,679	162,405	3,669,187
Weighted average rate	4.12%	4.52%	4.55%	4.71%	4.33%	4.33%
Commercial loans and leases (1)	884,896	387,238	276,206	233,629	56,816	1,838,785
Weighted average rate	5.98%	6.90%	7.01%	6.52%	6.35%	6.41%
Consumer loans (1)	656,171	148,077	131,722	181,913	111,963	1,229,846
Weighted average rate	4.36%	4.00%	4.03%	4.14%	4.21%	4.24%
Total interest-earning assets	3,707,684	1,066,500	969,729	1,175,021	448,860	7,367,794
Weighted average rate	4.52%	5.06%	4.74%	4.50%	4.05%	4.60%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$371,380	$371,380
Weighted average rate	—%	—%	—%	—%	0.11%	0.11%
Savings accounts	—	—	—	—	613,467	613,467
Weighted average rate	—%	—%	—%	—%	0.46%	0.46%
Money market savings accounts	1,682,005	—	—	—	—	1,682,005
Weighted average rate	1.15%	—%	—%	—%	—%	1.15%
Certificates of deposit (1)	1,383,027	494,492	56,294	87,829	—	2,021,642
Weighted average rate	2.26%	2.28%	2.19%	2.64%	—%	2.28%
Borrowed funds (1)	671,688	141,011	4,795	3,886	81,369	902,749
Weighted average rate	2.18%	2.14%	1.49%	3.08%	2.50%	2.21%
Total interest-bearing liabilities	3,736,720	635,503	61,089	91,715	1,066,216	5,591,243
Weighted average rate	1.75%	2.25%	2.14%	2.66%	0.50%	1.58%
Interest sensitivity gap (2)	$(29,036)	$430,997	$908,640	$1,083,306	$(617,356)	$1,776,551
Cumulative interest sensitivity gap	$(29,036)	$401,961	$1,310,601	$2,393,907	$1,776,551
Cumulative interest sensitivity gap as a percentage of total assets	-0.37%	5.12%	16.68%	30.47%	22.61%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	-0.39%	5.46%	17.79%	32.49%	24.11%
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

As of December 31, 2019, interest-earning assets maturing or repricing within one year amounted to $3.7 billion and interest-bearing liabilities maturing or repricing within one year amounted to $3.7 billion, resulting in a cumulative one-year negative gap position of $29.0 million or -0.39% of total interest-earning assets. As of December 31, 2018, the Company had a cumulative one-year positive gap position of $12.4 million, or 0.18% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2018 was due to an increase in short term commercial and commercial real estate loans.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2019 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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

4.4	Description of Registrant’s Securities
10.1+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.1.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2017)
10.2+	Brookline Bancorp, Inc. 2003 Stock Option Plan
10.4+	Brookline Bancorp, Inc. 2011 Restricted Stock Plan
10.5+	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2014)
10.5.1+	Form of Restricted Stock Award Agreement under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan
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
101
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 were formatted in xBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File-the cover page xBRL tags are embedded within the Inline xBRL document contained in Exhibit 101.
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

Date: February 28, 2020	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer (Principal Financial Officer)
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ JOANNE CHANG	By:	/s/ CHARLES H. PECK
	Joanne Chang, Director		Charles H. Peck, Director
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ JOHN L. HALL, II	By:	/s/ PETER O. WILDE
	John L. Hall, II, Director		Peter O. Wilde, Director
	Date: February 28, 2020		Date: February 28, 2020

By:	/s/ THOMAS J. HOLLISTER
Thomas J. Hollister, Director
Date: February 28, 2020

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria.
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

Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Boston, Massachusetts
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan and lease losses related to originated loans collectively evaluated for impairment
As discussed in Notes 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to originated loans collectively evaluated for impairment (ALLL) was $57.1 million of a total allowance for loan and lease losses of $61.1 million as of December 31, 2019. The ALLL is calculated by product type: commercial real estate loans, commercial loans and leases, and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each type that is evaluated collectively, primarily by historic portfolio loss rates over a lookback period, which includes estimates of incurred losses over an estimated loss emergence period, assigned to each risk rating by product type. In addition, adjustments are made to the quantitative reserves for relevant qualitative factors.
We identified the assessment of the ALLL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALLL methodology, inclusive of the methodologies used to estimate (i) the historical loss rates and their key inputs and assumptions, including the risk ratings for commercial real estate loans and commercial loans and leases, the loss emergence period for each product type, and the look-back period, and (ii) the qualitative factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development of the ALLL methodology, (2) determination of the key inputs and assumptions used to estimate the historical loss rates, (3) development of the qualitative factors, and (4) analysis of the ALLL results, trends and ratios. We tested the Company’s process to develop the ALLL estimate. Specifically, we tested the sources of the inputs and assumptions that the Company used by considering whether they are relevant and reliable, and challenged whether alternative assumptions should have been used. We tested the historical loss rates by evaluating (1) if loss data in the look-back period was representative of the credit characteristics of the current portfolio and (2) the sufficiency of loss data within the look-back period. We tested the qualitative factor framework and related adjustments by:

•	evaluating the metrics, including the relevance of sources of data and assumptions, used to allocate the qualitative factor adjustments,

•	analyzing the determination of each qualitative factor adjustment, and

•	evaluating trends in the ALLL, including the qualitative factor adjustments, for consistency with trends in loan and lease portfolio growth and credit performance.
In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

•	evaluating the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,

•	testing the look-back period assumptions used in calculating the historical loss rates to evaluate the appropriateness of the length of that period,

•	evaluating the appropriateness of the methodology and inputs used to develop the loss emergence period assumptions,

•	testing a sample of individual risk ratings of originated commercial real estate loans and commercial loans and leases, and

•	evaluating the framework used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and consistency with credit trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 28, 2020

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2019	2018
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$33,589	$47,542
Short-term investments	44,201	42,042
Total cash and cash equivalents	77,790	89,584
Investment securities available-for-sale	498,995	502,793
Investment securities held-to-maturity (fair value of $87,561 and $112,830, respectively)	86,780	114,776
Equity securities held-for-trading	3,581	4,207
Total investment securities	589,356	621,776
Loans held-for-sale	—	3,247
Loans and leases:
Commercial real estate loans	3,669,222	3,351,736
Commercial loans and leases	1,838,748	1,768,958
Consumer loans	1,229,846	1,182,822
Total loans and leases	6,737,816	6,303,516
Allowance for loan and lease losses	(61,082)	(58,692)
Net loans and leases	6,676,734	6,244,824
Restricted equity securities	53,818	61,751
Premises and equipment, net of accumulated depreciation of $76,763 and $70,140 respectively	74,350	76,382
Right-of-use asset operating leases	24,876	—
Deferred tax asset	25,017	21,495
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $37,481 and $35,818, respectively	4,423	6,086
Other real estate owned ("OREO") and repossessed assets, net	2,631	4,019
Other assets	167,431	103,214
Total assets	$7,856,853	$7,392,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,141,578	$1,033,551
Interest-bearing deposits:
NOW accounts	371,380	336,317
Savings accounts	613,467	619,961
Money market accounts	1,682,005	1,675,050
Certificate of deposit accounts	2,021,642	1,789,165
Total interest-bearing deposits	4,688,494	4,420,493
Total deposits	5,830,072	5,454,044
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	758,469	784,375
Subordinated debentures and notes	83,591	83,433
Other borrowed funds	60,689	52,734
Total borrowed funds	902,749	920,542
Operating lease liabilities	24,876	—
Mortgagors' escrow accounts	7,232	7,426
Accrued expenses and other liabilities	146,318	100,174
Total liabilities	6,911,247	6,482,186

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,601	755,629
Retained earnings, partially restricted	265,376	212,838
Accumulated other comprehensive loss	2,283	(9,460)
Treasury stock, at cost; 5,003,127 shares and 5,020,025 shares, respectively	(59,073)	(59,120)
Unallocated common stock held by ESOP; 79,548 shares and 109,950 shares, respectively	(433)	(599)
Total Brookline Bancorp, Inc. stockholders' equity	945,606	900,140
Noncontrolling interest in subsidiary	—	10,479
Total stockholders' equity	945,606	910,619
Total liabilities and stockholders' equity	$7,856,853	$7,392,805

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2019	2018	2017
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$330,345	$295,269	$247,022
Debt securities	12,281	13,960	12,524
Marketable and restricted equity securities	3,477	3,964	3,062
Short-term investments	1,523	700	442
Total interest and dividend income	347,626	313,893	263,050
Interest expense:
Deposits	69,615	41,978	23,288
Borrowed funds	24,711	24,216	16,581
Total interest expense	94,326	66,194	39,869
Net interest income	253,300	247,699	223,181
Provision for credit losses	9,583	4,951	18,988
Net interest income after provision for credit losses	243,717	242,748	204,193
Non-interest income:
Deposit fees	10,623	10,400	10,050
Loan fees	2,097	1,427	1,110
Loan level derivative income, net	8,262	5,440	2,187
Gain on investment securities, net	508	227	11,393
Gain on sales of loans and leases held-for-sale	1,709	1,883	2,644
Other	6,594	5,847	4,789
Total non-interest income	29,793	25,224	32,173
Non-interest expense:
Compensation and employee benefits	96,554	91,535	82,413
Occupancy	15,696	14,991	14,546
Equipment and data processing	18,652	18,213	16,854
Professional services	4,366	4,404	4,315
FDIC insurance	1,445	2,722	3,326
Advertising and marketing	4,044	4,016	3,369
Amortization of identified intangible assets	1,663	2,080	2,089
Merger and acquisition expense	1,125	3,787	411
Other	13,936	13,484	11,788
Total non-interest expense	157,481	155,232	139,111
Income before provision for income taxes	116,029	112,740	97,255
Provision for income taxes	28,269	26,189	43,636
Net income before noncontrolling interest in subsidiary	87,760	86,551	53,619
Less net income attributable to noncontrolling interest in subsidiary	43	3,489	3,101
Net income attributable to Brookline Bancorp, Inc.	$87,717	$83,062	$50,518
Earnings per common share:
Basic	$1.10	$1.04	$0.68
Diluted	1.10	1.04	0.68
Weighted average common shares outstanding during the year:
Basic	79,679,781	79,669,668	74,459,508
Diluted	79,856,921	79,909,251	74,811,408
Dividends declared per common share	$0.450	$0.395	$0.360
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$87,760	$86,551	$53,619

Other comprehensive loss, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	15,290	(4,444)	(1,274)
Income tax (expense) benefit	(3,379)	980	457
Net unrealized securities holding gains (losses) before reclassification adjustments	11,911	(3,464)	(817)
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	—	173	—
Income tax expense	—	(38)	—
Net reclassification adjustments for securities gains included in net income	—	135	—
Net unrealized securities holding losses	11,911	(3,599)	(817)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(227)	121	(422)
Income tax benefit (expense)	59	(32)	170
Net adjustment of accumulated obligation for postretirement benefits	(168)	89	(252)

Other comprehensive loss, net of taxes	11,743	(3,510)	(1,069)

Comprehensive income	99,503	83,041	52,550
Net income attributable to noncontrolling interest in subsidiary	43	3,489	3,101
Comprehensive income attributable to Brookline Bancorp, Inc.	$99,460	$79,552	$49,449

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2019, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	87,717	—	—	—	87,717	—	87,717
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	11,743	—	—	11,743	—	11,743
Common stock dividends of $0.44 per share	—	—	(35,110)	—	—	—	(35,110)	—	(35,110)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,470)	—	—	—	—	(18,470)	(10,522)	(28,992)
Restricted stock awards, net of awards surrendered	—	80	(69)	—	1,918	—	1,929	—	1,929
Treasury stock, repurchase shares	—	—	—	—	(1,871)	—	(1,871)	—	(1,871)
Common stock held by ESOP committed to be released (30,402 shares)	—	292	—	—	—	166	458	—	458
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2019, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Net income attributable to Brookline Bancorp, Inc.	—	—	83,062	—	—	—	83,062	—	83,062
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	3,489	3,489
Common stock issued for acquisition	35	55,148	—	—	—	—	55,183	—	55,183
Issuance of non controlling interest	—	—	—	—	—	—	—	130	130
Other comprehensive loss	—	—	—	(3,510)	—	—	(3,510)	—	(3,510)
Common stock dividends of $0.395 per share	—	—	(31,441)	—	—	—	(31,441)	—	(31,441)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,893)	(1,893)
Restricted stock awards issued, net of awards surrendered	—	139	—	—	2,334	—	2,473	—	2,473
Treasury stock, repurchase shares	—	—	—	—	(10,000)	—	(10,000)	—	(10,000)
Common stock held by ESOP committed to be released (32,382 shares)	—	366	—	—	—	177	543	—	543
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2019, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2016	$757	$616,734	$136,671	$(3,818)	$(53,837)	$(963)	$695,544	$7,205	$702,749
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,063	(1,063)	—	—	—	—	—
Net income attributable to Brookline Bancorp, Inc.	—	—	50,518	—	—	—	50,518	—	50,518
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	3,101	3,101
Issuance of common stock	60	81,883	—	—	—	—	81,943	—	81,943
Issuance of non controlling interest	—	—	—	—	—	—	—	118	118
Other comprehensive loss	—	—		(1,069)	—	—	(1,069)	—	(1,069)
Common stock dividends of $0.360 per share	—	—	(27,035)	—		—	(27,035)	—	(27,035)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,671)	(1,671)
Compensation under recognition and retention plans	—	1,045	—	—	2,383	—	3,428	—	3,428
Common stock held by ESOP committed to be released (34,356 shares)	—	314	—	—	—	187	501	—	501
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$87,717	$83,062	$50,518
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	43	3,489	3,101
Provision for credit losses	9,583	4,951	18,988
Origination of loans and leases held-for-sale	(15,361)	(25,370)	(27,425)
Proceeds from sales of loans and leases held-for-sale, net	19,930	26,519	32,073
Deferred income tax expense (benefit)	(2)	(5,453)	10,798
Depreciation of premises and equipment	6,861	7,382	7,232
Amortization of investment securities premiums and discounts, net	1,810	2,200	2,042
Amortization of deferred loan and lease origination costs, net	7,045	6,971	6,695
Amortization of identified intangible assets	1,663	2,080	2,089
Amortization of debt issuance costs	100	100	100
(Accretion) amortization of acquisition fair value adjustments, net	(809)	354	(1,583)
Gain on investment securities, net	(508)	(227)	(11,393)
Gain on sales of loans and leases held-for-sale	(1,709)	(1,883)	(2,644)
Loss (gain) on sales of OREO and other repossessed assets, net	108	—	(79)
Write-down of OREO and other repossessed assets	903	1,234	458
Compensation under recognition and retention plans	2,683	2,546	2,308
ESOP shares committed to be released	458	543	501
Net change in:
Cash surrender value of bank-owned life insurance	(1,030)	(1,039)	(1,041)
Equity securities held-for-trading	1,215	(5,371)	—
Other assets	(63,235)	(10,855)	(2,413)
Accrued expenses and other liabilities	45,254	31,796	(5,378)
Net cash provided from operating activities	102,719	123,029	84,947

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	22,210	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	68,165	82,896	71,611
Purchases of investment securities available-for-sale	(50,400)	(73,852)	(90,971)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	28,858	3,290	3,817
Purchases of investment securities held-to-maturity	(1,430)	(8,915)	(26,873)
Proceeds from redemption/sales of restricted equity securities	20,857	12,110	24,462
Purchase of restricted equity securities	(12,924)	(13,262)	(7,927)
Proceeds from sales of loans and leases held-for-investment, net	13,860	7,294	28,608
Net increase in loans and leases	(467,493)	(593,968)	(378,906)
Acquisitions, net of cash and cash equivalents acquired	—	(24,659)	—
			(Continued)

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Purchase of premises and equipment, net	(4,997)	(3,352)	(11,557)
Proceeds from sales of OREO and other repossessed assets	6,482	2,186	3,762
Net cash used for investing activities	(399,022)	(588,022)	(383,974)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	143,551	1,006	93,819
Increase (decrease) in certificates of deposit	232,911	580,878	166,448
Proceeds from FHLBB advances	4,029,662	6,607,745	4,685,706
Repayment of FHLBB advances	(4,055,568)	(6,713,279)	(4,705,543)
Increase (decrease) in other borrowed funds, net	7,955	5,095	(2,568)
(Decrease) increase in mortgagors' escrow accounts, net	(194)	(260)	41
Proceeds from exercise of stock options	—	490	1,469
Repurchases of common stock	(1,871)	(10,000)	—
Proceeds from issuance of common stock	—	—	81,943
Common stock issued for acquisition	—	55,182	—
Payment of dividends on common stock	(35,110)	(31,441)	(27,035)
Payment of income taxes for shares withheld in share based activity	(46)	(81)	(352)
Redemption of noncontrolling interest in subsidiary	(35,851)	—	—
Proceeds from issuance of noncontrolling units	—	130	118
Payment of dividends to owners of noncontrolling interest in subsidiary	(930)	(1,893)	(1,671)
Net cash provided from financing activities	284,509	493,572	292,375
Net (decrease) increase in cash and cash equivalents	(11,794)	28,579	(6,652)
Cash and cash equivalents at beginning of year	89,584	61,005	67,657
Cash and cash equivalents at end of year	$77,790	$89,584	$61,005

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$94,533	$65,182	$40,785
Income taxes	27,345	21,129	34,026
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$—	$—	$7,500
Transfer from loans to other real estate owned	6,105	3,020	7,161
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$292,025	$—
Fair value of liabilities assumed	—	278,988	—

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company and Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Until February 14, 2020 (the "Merger Closing Date"), the Company was also the parent of First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company. Effective upon the Merger Closing Date, First Ipswich was merged with and into Brookline Bank, with Brookline as the surviving institution.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding"), First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 31 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Until July 31, 2019, Brookline Bank was a member bank of the Depositors Insurance Fund (the “DIF”), a private, industry-sponsored insurance fund that insures all deposits above FDIC limits for Massachusetts-chartered savings banks. Brookline Bank converted its charter from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company and ended its membership in the DIF on July 31, 2019. Excess deposits that are insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2020. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The judgments used by management in applying these significant estimates may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan and lease portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods, and the inability to collect outstanding principal may result in increased loan and lease losses.
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
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2019 and 2018, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non credit portion of the loss recognized in other comprehensive income.
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2019 and 2018, no impairment has been recognized.
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
Acquired Loans
Acquired loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company uses a model to reforecast expected cash flows on these acquired loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
For the First Commons Bank portfolio, minimal loss is expected from the loan portfolio based on historical performance, management’s due diligence, and market conditions. Therefore, the fair value of the loan portfolio was calculated on an individual loan basis using a discounted cash flow analysis factoring in the contractual terms of the loans, current market pricing, and prepayment expectations.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
 The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates over a lookback period, which include estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of LEP that represents incurred losses for each portfolio. In addition to quantitative measures, relevant qualitative factors include, but are not limited to: (1) levels and trends in past due and impaired loans, (2) levels and trends in charge-offs, (3) changes in underwriting standards, policy exceptions, and credit policy, (4) experience of lending management and staff, (5) economic trends, (6) industry conditions, (7) effects of changes in credit concentrations, (8) interest rate environment, and (9) regulatory and other changes. The general allowance related to the acquired loans collectively evaluated for impairment is determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.
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
The Company’s December 31, 2019 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2019, this portfolio is approximately $10.3 million. Based on industry conditions, management established a loss factor for this portfolio that best represents the changing risks associated with it.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2019, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.
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
Bank-Owned Life Insurance
The Company acquired bank-owned life insurance ("BOLI") plans as part of its acquisitions of First Ipswich and BankRI. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI and Brookline Bank are the beneficiaries of their respective policies. BankRI and Brookline Bank utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including their retirement obligations and Supplemental Executive Retirement Plans ("SERPs").
Since BankRI and Brookline Bank are the primary beneficiaries of their respective insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

an asset in the accompanying consolidated balance sheets. Cash proceeds, if any, are classified as cash flows from investing activities.
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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2019 and 2018.
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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2019, 2018 and 2017. Therefore, the Company has determined to be a single segment.
Recent Accounting Pronouncements
In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. Subsequently, the FASB issued ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 to update provisions to ASU 2016-02. The Company has adopted all of the above mentioned ASU's regarding leases as of January 1, 2019. The standard had an impact on our consolidated balance sheet by recognizing right-of-use asset operating leases and operating lease liabilities on the balance sheet. However, there was no impact on our consolidated income statement as the timing of the expense recognition has not changed. Additional details can be found in Note 12.
(2) Acquisitions
Eastern Funding, LLC Redemption of Non-Controlling Interest
On January 4, 2019, Brookline Bank, a wholly-owned subsidiary of the Company, completed the redemption of the remaining 15.93 percent interest in Eastern Funding, LLC, a subsidiary of Brookline Bank. Brookline Bank paid $35.9 million in cash consideration for the outstanding interest in Eastern Funding, LLC. Eastern Funding, LLC is now a wholly-owned subsidiary of Brookline Bank.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Short-Term Investments
The Banks are required to maintain average reserve balances with the FRB based upon a percentage of certain of the Banks' deposits. As of December 31, 2019 and 2018, the average amount required to be held before a credit for vault cash was $10.5 million and $8.2 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $53.0 million and $48.0 million, respectively, as of December 31, 2019 and 2018.
Short-term investments are summarized as follows:

	At December 31,
	2019	2018
	(In Thousands)
FRB interest bearing reserve	$39,964	$34,914
FHLB overnight deposits	4,237	4,628
Federal funds sold	—	2,500
Total short-term investments	$44,201	$42,042

Short-term investments are stated at cost which approximates market value.
(4) Investment Securities
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,922	$2,939	$58	$185,803
GSE CMOs	87,001	22	1,091	85,932
GSE MBSs	153,049	797	503	153,343
SBA commercial loan asset-backed securities	34	—	—	34
Corporate debt obligations	28,484	502	—	28,986
U.S. treasury bonds	44,675	338	116	44,897
Total investment securities available-for-sale	$496,165	$4,598	$1,768	$498,995
Investment securities held-to-maturity:
GSE debentures	$31,228	$113	$51	$31,290
GSEs MBSs	9,360	—	81	9,279
Municipal obligations	45,692	822	—	46,514
Foreign government obligations	500	—	22	478
Total investment securities held-to-maturity	$86,780	$935	$154	$87,561
Equity securities held-for-trading		$561		$3,581

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$184,072	$99	$3,092	$181,079
GSE CMOs	107,363	17	4,250	103,130
GSE MBSs	169,334	124	4,369	165,089
SBA commercial loan asset-backed securities	51	—	—	51
Corporate debt obligations	40,618	—	910	39,708
U.S. treasury bonds	13,812	65	141	13,736
Total investment securities available-for-sale	$515,250	$305	$12,762	$502,793
Investment securities held-to-maturity:
GSE debentures	$50,546	$22	$967	$49,601
GSEs MBSs	11,426	—	295	11,131
Municipal obligations	52,304	10	716	51,598
Foreign government obligations	500	—	—	500
Total investment securities held-to-maturity	$114,776	$32	$1,978	$112,830
Equity securities held for trading			1,170	$4,207

As of December 31, 2019, the fair value of all investment securities available-for-sale was $499.0 million, with net unrealized gains of $2.8 million, compared to a fair value of $502.8 million and net unrealized losses of $12.5 million as of December 31, 2018. As of December 31, 2019, $205.6 million, or 41.2% of the portfolio, had gross unrealized losses of $1.8 million, compared to $466.7 million, or 92.8% of the portfolio, with gross unrealized losses of $12.8 million as of December 31, 2018.
As of December 31, 2019, the fair value of all investment securities held-to-maturity was $87.6 million, with net unrealized gains of $0.8 million, compared to a fair value of $112.8 million with net unrealized losses of $1.9 million as of December 31, 2018. As of December 31, 2019, $22.3 million, or 25.5% of the portfolio, had gross unrealized losses of $0.2 million. As of December 31, 2018, $102.1 million, or 90.5% of the portfolio had gross unrealized losses of $2.0 million.
As of December 31, 2019, the Company reported a fair value of $3.6 million of equity securities held-for-trading. As of December 31, 2018, the Company reported a fair value of $4.2 million of equity securities held-for-trading.
Investment Securities as Collateral
As of December 31, 2019 and 2018, respectively, $433.6 million and $442.5 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2019 and 2018.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other-Than-Temporary Impairment ("OTTI")
Investment securities as of December 31, 2019 and 2018 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,965	$58	$—	$—	$10,965	$58
GSE CMOs	28,659	217	55,885	874	84,544	1,091
GSE MBSs	42,046	115	42,257	388	84,303	503
SBA commercial loan asset-backed securities	—	—	33	—	33	—
U.S. Treasury bonds	25,754	116	—	—	25,754	116
Temporarily impaired investment securities available-for-sale	107,424	506	98,175	1,262	205,599	1,768
Investment securities held-to-maturity:
GSE debentures	8,714	30	2,977	21	11,691	51
GSEs MBSs	—	—	9,257	81	9,257	81
Municipal obligations	710	—	205	—	915	—
Foreign government obligations	478	22	—	—	478	22
Temporarily impaired investment securities held-to-maturity	9,902	52	12,439	102	22,341	154
Total temporarily impaired investment securities	$117,326	$558	$110,614	$1,364	$227,940	$1,922

Table of
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of December 31, 2019. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not OTTI as of December 31, 2019. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2019, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $17.4 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $20.6 million as of December 31, 2018.
As of December 31, 2019, the Company owned 60 GSE debentures with a total fair value of $185.8 million, and a net unrealized gain of $2.9 million. As of December 31, 2018, the Company held 60 GSE debentures with a total fair value of $181.1 million, and a net unrealized loss of $3.0 million. As of December 31, 2019, 5 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 51 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. For the year ended December 31, 2019, the Company did not purchase any GSE debentures, compared to the year ended December 31, 2018, when the Company purchased a total of $33.9 million of GSE debentures.
As of December 31, 2019, the Company owned 61 GSE CMOs with a total fair value of $85.9 million and a net unrealized loss of $1.1 million. As of December 31, 2018, the Company held 61 GSE CMOs with a total fair value of $103.1 million with a net unrealized loss of $4.2 million. As of December 31, 2019, 45 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 46 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the years ended December 31, 2019 and 2018, the Company did not purchase any GSE CMOs.
As of December 31, 2019, the Company owned 150 GSE MBSs with a total fair value of $153.3 million and a net unrealized gain of $0.3 million. As of December 31, 2018, the Company held 162 GSE MBSs with a total fair value of $165.1 million with a net unrealized loss of $4.2 million. As of December 31, 2019, 48 of the 150 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 93 of the 162 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the years ended December 31, 2019 and 2018, the Company purchased a total of $19.6 million and $15.2 million, respectively, of GSE MBSs.
SBA Commercial Loan Asset-Backed
As of December 31, 2019, the Company owned 4 SBA securities with a total fair value of $34.0 thousand, which approximated amortized cost. As of December 31, 2018, the Company owned 4 SBA securities with a total fair value of $51.0 thousand which approximated amortized cost. As of December 31, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government. For the years ended December 31, 2019 and 2018, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2019, the Company owned 8 corporate obligation securities with a total fair value of $29.0 million and a net unrealized gain of $0.5 million. This compares to 11 corporate obligation securities with a total fair value of $39.7 million and a net unrealized loss of $0.9 million as of December 31, 2018. As of December 31, 2019, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2018, all 11 of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2019 and 2018, the Company did not purchase any corporate obligations.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2019, the Company owned 9 U.S. Treasury bonds with a total fair value of $44.9 million and a net unrealized gain of $0.2 million. As of December 31, 2018, the Company owned 7 U.S. Treasury bonds with a total fair value of $13.7 million and a net unrealized loss of $0.1 million. As of December 31, 2019, 5 of the 9 securities in this portfolio were in an unrealized loss position. As of December 31, 2018, 2 of the 7 securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2019 and 2018, the Company purchased $30.8 million and $24.7 million in U.S. Treasury bonds, respectively.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of December 31, 2019 and 2018, the Company owned equity securities held-for-trading with a fair value of $3.6 million and $4.2 million, respectively.
Investment Securities Held-to-Maturity Impairment Analysis
The following discussion summarizes by investment security type, the basis for evaluating if the applicable investment securities within the Company's held-to-maturity portfolio were OTTI at December 31, 2019. Management does not intend to sell these securities prior to maturity.
U.S. Government-Sponsored Enterprises
As of December 31, 2019, the Company owned 10 GSE debentures with a total fair value of $31.3 million and a net unrealized gain of $0.1 million. As of December 31, 2018, the Company owned 17 GSE debentures with a total fair value of $49.6 million and a net unrealized loss of $0.9 million. As of December 31, 2019, 4 of the 10 securities in this portfolio were in an unrealized loss position. At December 31, 2018, 14 of the 17 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. For the year ended December 31, 2019, the Company did not purchase any GSE debentures, compared to the year ended December 31, 2018, when the Company purchased a total of $8.9 million of GSE debentures.
As of December 31, 2019, the Company owned 8 GSE MBSs with a total fair value of $9.3 million and a net unrealized loss of $0.1 million. As of December 31, 2018, the Company owned 8 GSE MBSs with a total fair value of $11.1 million and an unrealized loss of $0.3 million. As of December 31, 2019 and 2018, all securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the year ended December 31, 2019 and 2018, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purpose. As of December 31, 2019, the Company owned 93 municipal obligation securities with a total fair value and total amortized cost of $46.5 million and $45.7 million, respectively. As of December 31, 2018, the Company owned 98 municipal obligation securities with a total fair value of $51.6 million and an amortized cost of $52.3 million, respectively. As of December 31, 2019, 6 of the 93 securities in this portfolio were in an unrealized loss position as compared to December 31, 2018, when 94 of the 98 securities were in an unrealized loss position. During the year ended December 31, 2019, the Company purchased a total of $0.9 million of municipal obligations, compared to the year ended December 31, 2018, when the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of December 31, 2019 and 2018, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. During the year ended December 31, 2019, the Company repurchased the foreign government obligation security that matured during the first quarter of 2019. As of December 31, 2019 and 2018, the security was in an unrealized loss position. During the year ended December 31, 2019 and 2018, the Company did not purchase any additional foreign government obligation securities.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2019			2018
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$12,797	$12,804	1.76%	$12,041	$12,007	2.03%
After 1 year through 5 years	217,569	220,757	2.19%	195,701	192,692	2.14%
After 5 years through 10 years	93,805	94,212	2.04%	115,665	112,819	2.18%
Over 10 years	171,994	171,222	2.12%	191,843	185,275	2.17%
	$496,165	$498,995	2.13%	$515,250	$502,793	2.16%
Investment securities held-to-maturity:
Within 1 year	$6,366	$6,381	1.33%	$7,640	$7,618	1.17%
After 1 year through 5 years	63,898	64,559	1.81%	72,735	71,492	1.84%
After 5 years through 10 years	7,177	7,364	1.79%	23,025	22,640	2.20%
Over 10 years	9,339	9,257	1.90%	11,376	11,080	2.13%
	$86,780	$87,561	1.82%	$114,776	$112,830	1.89%

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
As of December 31, 2019, issuers of debt securities with an estimated fair value of $37.6 million had the right to call or prepay the obligations. Of the $37.6 million, approximately $3.0 million matures within 1 year, $34.6 million matures in 1 - 5 years, and none mature after five years. As of December 31, 2018, issuers of debt securities with an estimated fair value of approximately $19.1 million had the right to call or prepay the obligations. Of the $19.1 million, none of the obligations mature within 1 year, $8.4 million mature in 1-5 years, $10.7 million mature in 6-10 years, and none mature after ten years.
Security Sales
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.
On March 6, 2018, the Company, through its wholly owned subsidiary, BSC, received $0.6 million in cash and 11,303 shares of Community Bank Systems, Inc. ("CBU") common stock as settlement for the indemnification escrow on the 12 month anniversary date of the merger between Northeast Retirement Securities, Inc. and CBU. The Company subsequently sold all 11,303 shares of the CBU stock and recognized a gain on the sale of $0.6 million.
During the month of March 2018, the Company, through Brookline Bank’s wholly owned subsidiary, LSC, sold three trust preferred securities with a book value of $1.5 million for a loss of $0.1 million. The table below includes the activity with respect to the sale of the trust preferred securities and restricted equity securities.
On December 17, 2019, the Company sold 100,000 shares of marketable equity securities, for a loss of $232 thousand.
Sales of investment and restricted equity securities are summarized as follows:

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Proceeds from sales of debt securities	$—	$20,000	$—
Proceeds from sales of marketable and restricted equity securities	1,212	2,700	11,393

Gross gains from sales	—	1,472	11,612
Gross losses from sales	(232)	(68)	(219)
Gain on sales of securities, net	$(232)	$1,404	$11,393

(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2019	2018
	(In Thousands)
FHLBB stock	$35,482	$43,655
FRB stock	18,084	17,995
Other restricted equity securities	252	101
	$53,818	$61,751

The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2019 and 2018, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2019 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2019. The FHLBB paid a dividend to member banks at an annualized rate of 556 basis points in 2019. The FHLBB increased its dividend from 617 basis points in the first quarter of 2019 to 587 basis points in the fourth quarter of 2019. As of December 31, 2019, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2019 and 2018, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2019
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,400,037	4.32%	$90,974	4.63%	$2,491,011	4.33%
Multi-family mortgage	896,482	4.18%	35,681	4.59%	932,163	4.20%
Construction	239,015	5.04%	7,033	6.73%	246,048	5.09%
Total commercial real estate loans	3,535,534	4.33%	133,688	4.73%	3,669,222	4.34%
Commercial loans and leases:
Commercial	713,875	4.65%	15,627	5.14%	729,502	4.66%
Equipment financing	1,049,997	7.71%	2,411	5.98%	1,052,408	7.71%
Condominium association	56,838	4.84%	—	—%	56,838	4.84%
Total commercial loans and leases	1,820,710	6.42%	18,038	5.25%	1,838,748	6.41%
Consumer loans:
Residential mortgage	711,522	4.06%	102,723	4.40%	814,245	4.10%
Home equity	343,247	4.41%	33,572	4.93%	376,819	4.46%
Other consumer	38,674	4.44%	108	17.91%	38,782	4.48%
Total consumer loans	1,093,443	4.18%	136,403	4.54%	1,229,846	4.22%
Total loans and leases	$6,449,687	4.89%	$288,129	4.67%	$6,737,816	4.88%

Table of
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

The net unamortized deferred loan origination fees and costs included in total loans and leases were $15.7 million and $15.6 million as of December 31, 2019 and 2018, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 28.1% of which is in the greater New York and New Jersey metropolitan area and 71.9% of which is in other areas in the United States of America as of December 31, 2019, as compared to 26.8% of which is in the greater New York and New Jersey metropolitan area and 73.2% of which is in other areas in the United States of America as of December 31, 2018.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Balance at beginning of year	$7,905	$10,522	$14,353
Accretion	(3,769)	(4,117)	(7,801)
Reclassification from nonaccretable difference as a result from changes in expected cash flows	1,086	1,500	3,970
Balance at end of year	$5,222	$7,905	$10,522

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. These

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
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
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2019.

	Year Ended December 31,
	2019	2018
	(In Thousands)
Balance at beginning of year	$46,771	$47,941
New loans granted during the year	34	2,842
Loans reclassified as insider loans	16,800	—
Advances on lines of credit	8,652	193
Repayments	(1,857)	(4,205)
Balance at end of year	$70,400	$46,771

Unfunded commitments on extensions of credit to related parties totaled $12.8 million and $5.9 million as of December 31, 2019 and 2018, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2019 and 2018, there were $3.0 billion and $3.0 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2019 and 2018.
(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

Table of
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

The liability for unfunded credit commitments, which is included in other liabilities, remained $1.9 million, at December 31, 2019, and 2018, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2019, and 2018.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,798	$254	$(343)	$300	$924	$(172)	$2,098	$1,178	$(515)
Commercial	6,539	3,699	18,899	227	(451)	284	6,766	3,248	19,183
Consumer	713	556	273	(16)	(231)	(157)	697	325	116
Total provision (credit) for loan and lease losses	9,050	4,509	18,829	511	242	(45)	9,561	4,751	18,784
Unfunded credit commitments	22	200	204	—	—	—	22	200	204
Total provision (credit) for credit losses	$9,072	$4,709	$19,033	$511	$242	$(45)	$9,583	$4,951	$18,988

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

"Basis of Presentation," in the consolidated financial statements for more information on the Company's allowance of loan and lease losses methodology.

As of December 31, 2019, management believes that the methodology for calculating the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

As of December 31, 2019, the Company had a portfolio of approximately $10.3 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge. As of December 31, 2018, this portfolio was approximately $13.7 million. Application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the transportation sector, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans. This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, resulting in an increase in past due loans, troubled debt restructurings, and charge-offs. Therefore, beginning with the three months ended September 30, 2015, the Company’s allowance calculation included an enhanced segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents management’s estimations of the special risks associated with the taxi portfolio.

As of December 31, 2019, the Company had an allowance for loan and lease losses associated with taxi medallion loans of $2.1 million of which $0.6 million were specific reserves and $1.5 million was a general reserve. As of December 31, 2018, the Company had a reserve for loan and lease losses associated with taxi medallion loans of $2.5 million of which $1.9 million were specific reserves and $0.6 million was a general reserve. The decrease in the allowance for loans associated with taxi medallion loans was primarily driven by the decrease in specific reserves due to charge-offs, partially offset by the increase in the general reserve due to the downgrade of a taxi relationship. The total troubled debt restructured loans secured by taxi medallions decreased from $3.7 million at December 31, 2018 to $1.0 million at December 31, 2019. The total loans secured by taxi medallions that were placed on nonaccrual decreased to $1.3 million at December 31, 2019 from $3.7 million at December 31, 2018. The decrease in total loans secured by taxi medallions was primarily driven by the net charge-offs of $1.7 million and the pay down in taxi medallion loans. Further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

The general allowance for loan and lease losses was $59.3 million as of December 31, 2019, compared to $55.6 million as of December 31, 2018. The general portion of the allowance for loan and lease losses increased by $3.7 million during the year ended December 31, 2019, as a result of the continued growth in the Company's loan portfolios, partly offset by decreases in historical loss factors applied to the commercial real estate and commercial loan portfolios.

The specific allowance for loan and lease losses was $1.8 million as of December 31, 2019, compared to $3.1 million as of December 31, 2018. The specific allowance for loan and lease losses decreased by $1.3 million during the year ended December 31, 2019, which was primarily driven by the charge-offs on the specific reserves for taxi medallion loans during the year.

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2019 by credit quality indicator.

	At December 31, 2019
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,379,925	$896,398	$239,015	$688,268	$1,038,793	$56,687	$38,673	$5,337,759
OAEM	17,006	—	—	10,803	1,389	—	—	29,198
Substandard	3,106	84	—	14,801	7,995	151	1	26,138
Doubtful	—	—	—	3	1,820	—	—	1,823
Total originated	2,400,037	896,482	239,015	713,875	1,049,997	56,838	38,674	5,394,918

Acquired:
Loan rating:
Pass	81,360	35,681	7,033	15,215	2,404	—	108	141,801
OAEM	597	—	—	210	—	—	—	807
Substandard	9,017	—	—	202	7	—	—	9,226
Total acquired	90,974	35,681	7,033	15,627	2,411	—	108	151,834

Total loans	$2,491,011	$932,163	$246,048	$729,502	$1,052,408	$56,838	$38,782	$5,546,752

As of December 31, 2019, there were no loans categorized as definite loss.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2019
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$184,628	22.7%	$132,736	35.2%
50% - 69%	293,976	36.1%	91,681	24.3%
70% - 79%	204,600	25.1%	81,459	21.6%
80% and over	25,664	3.2%	37,371	9.9%
Data not available*	2,654	0.3%	—	—%
Total originated	711,522	87.4%	343,247	91.0%

Acquired:
Loan-to-value ratio:
Less than 50%	32,838	4.0%	16,882	4.5%
50%—69%	44,754	5.4%	7,958	2.1%
70%—79%	14,305	1.8%	705	0.2%
80% and over	4,608	0.6%	4,726	1.3%
Data not available*	6,218	0.8%	3,301	0.9%
Total acquired	102,723	12.6%	33,572	9.0%

Total loans	$814,245	100.0%	$376,819	100.0%
_______________________________________________________________________________
* Represents accounts for which data are not available.

Table of
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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2018
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$171,523	21.9%	$142,534	37.9%
50%—69%	287,337	36.7%	84,423	22.4%
70%—79%	173,870	22.2%	73,898	19.6%
80% and over	19,030	2.4%	30,129	8.0%
Data not available*	1,299	0.2%	30	—%
Total originated	653,059	83.4%	331,014	87.9%

Acquired:
Loan-to-value ratio:
Less than 50%	36,752	4.6%	24,705	6.6%
50%—69%	53,788	6.9%	10,353	2.7%
70%—79%	26,510	3.4%	1,000	0.3%
80% and over	6,701	0.9%	4,348	1.2%
Data not available*	6,158	0.8%	5,064	1.3%
Total acquired	129,909	16.6%	45,470	12.1%

Total loans	$782,968	100.0%	$376,484	100.0%

_______________________________________________________________________________
* Represents accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At December 31, 2019	At December 31, 2018
	(In Thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$110	$121

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2019 and 2018.

	At December 31, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$3,330	$2,032	$1,606	$6,968	$2,393,069	$2,400,037	$51	$2,751
Multi-family mortgage	3,559	553	—	4,112	892,370	896,482	—	84
Construction	—	—	—	—	239,015	239,015	—	—
Total commercial real estate loans	6,889	2,585	1,606	11,080	3,524,454	3,535,534	51	2,835
Commercial loans and leases:
Commercial	5,010	199	3,875	9,084	704,791	713,875	—	4,707
Equipment financing	3,098	1,558	7,246	11,902	1,038,095	1,049,997	—	9,822
Condominium association	458	—	—	458	56,380	56,838	—	151
Total commercial loans and leases	8,566	1,757	11,121	21,444	1,799,266	1,820,710	—	14,680
Consumer loans:
Residential mortgage	1,014	—	3	1,017	710,505	711,522	—	753
Home equity	794	501	139	1,434	341,813	343,247	2	276
Other consumer	46	1	1	48	38,626	38,674	—	1
Total consumer loans	1,854	502	143	2,499	1,090,944	1,093,443	2	1,030
Total originated loans and leases	$17,309	$4,844	$12,870	$35,023	$6,414,664	$6,449,687	$53	$18,545
							(Continued)

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases (1)
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$539	$59	$8,989	$9,587	$81,387	$90,974	$8,919	$94
Multi-family mortgage	—	—	—	—	35,681	35,681	—	—
Construction	—	—	—	—	7,033	7,033	—	—
Total commercial real estate loans	539	59	8,989	9,587	124,101	133,688	8,919	94
Commercial loans and leases:
Commercial	—	—	—	—	15,627	15,627	—	202
Equipment financing	—	—	7	7	2,404	2,411	7	—
Total commercial loans and leases	—	—	7	7	18,031	18,038	7	202
Consumer loans:
Residential mortgage	35	75	1,090	1,200	101,523	102,723	1,090	—
Home equity	430	—	42	472	33,100	33,572	40	620
Other consumer	—	—	—	—	108	108	—	—
Total consumer loans	465	75	1,132	1,672	134,731	136,403	1,130	620
Total acquired loans and leases	1,004	134	10,128	11,266	276,863	288,129	10,056	916

Total loans and leases	$18,313	$4,978	$22,998	$46,289	$6,691,527	$6,737,816	$10,109	$19,461
(1) Loans and leases acquired with deteriorated credit quality are always accruing.

Table of
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

Table of
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

Impaired Loans and Leases
Refer to Note 1, "Basis of Presentation", in the consolidated financial statements for more information on the Company's methodology over impaired loans and leases. The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable, for the originated and acquired loan and lease portfolios at the dates indicated. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2019			At December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,899	$3,892	$—	$5,569	$5,545	$—
Commercial	28,539	28,533	—	30,927	31,053	—
Consumer	2,237	2,223	—	2,989	2,978	—
Total originated with no related allowance recorded	34,675	34,648	—	39,485	39,576	—
With an allowance recorded:
Commercial real estate	68	68	7	396	396	5
Commercial	5,980	6,055	1,672	8,224	8,208	2,961
Consumer	1,224	1,220	70	665	664	89
Total originated with an allowance recorded	7,272	7,343	1,749	9,285	9,268	3,055
Total originated impaired loans and leases	41,947	41,991	1,749	48,770	48,844	3,055

Acquired:
With no related allowance recorded:
Commercial real estate	12,365	12,366	—	9,538	9,538	—
Commercial	437	437	—	531	531	—
Consumer	3,516	3,516	—	4,772	4,772	—
Total acquired with no related allowance recorded	16,318	16,319	—	14,841	14,841	—
With an allowance recorded:
Consumer	447	447	40	154	154	26
Total acquired with an allowance recorded	447	447	40	154	154	26
Total acquired impaired loans and leases	16,765	16,766	40	14,995	14,995	26

Total impaired loans and leases	$58,712	$58,757	$1,789	$63,765	$63,839	$3,081
__________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $18.5 million and $0.9 million, respectively as of December 31, 2019.
Includes originated loans individually and collectively evaluated for impairment of $27.3 million and $14.6 million, respectively as of December 31, 2019.
Includes acquired loans individually and collectively evaluated for impairment of $5.2 million and $11.6 million, respectively as of December 31, 2019.

(2) Includes originated and acquired nonaccrual loans of $22.7 million and $1.3 million, respectively as of December 31, 2018.
Includes originated loans individually and collectively evaluated for impairment of $41.2 million and $7.6 million, respectively as of December 31, 2018.
Includes acquired loans individually and collectively evaluated for impairment of $2.5 million and $12.5 million, respectively as of December 31, 2018.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,148	$110	$6,484	$87	$10,181	$277
Commercial	29,759	1,009	26,514	993	24,950	747
Consumer	2,662	42	2,801	54	4,330	58
Total originated with no related allowance recorded	37,569	1,161	35,799	1,134	39,461	1,082
With an allowance recorded:
Commercial real estate	269	3	99	—	3,271	162
Commercial	7,125	76	9,026	96	18,382	1
Consumer	946	32	835	11	—	—
Total originated with an allowance recorded	8,340	111	9,960	107	21,653	163
Total originated impaired loans and leases	45,909	1,272	45,759	1,241	61,114	1,245

Acquired:
With no related allowance recorded:
Commercial real estate	11,409	163	9,868	7	4,005	55
Commercial	511	11	1,212	16	2,280	31
Consumer	4,298	39	5,061	61	5,295	69
Total acquired with no related allowance recorded	16,218	213	16,141	84	11,580	155
With an allowance recorded:
Consumer	302	11	135	4	151	4
Total acquired with an allowance recorded	302	11	135	4	151	4
Total acquired impaired loans and leases	16,520	224	16,276	88	11,731	159

Total impaired loans and leases	$62,429	$1,496	$62,035	$1,329	$72,845	$1,404

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$7	$1,672	$70	$1,749
Collectively evaluated for impairment	28,415	22,853	5,850	57,118
Total originated loans and leases	28,422	24,525	5,920	58,867

Acquired:
Individually evaluated for impairment	—	—	40	40
Collectively evaluated for impairment	65	197	11	273
Acquired with deteriorated credit quality	1,798	104	—	1,902
Total acquired loans and leases	1,863	301	51	2,215

Total allowance for loan and lease losses	$30,285	$24,826	$5,971	$61,082

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,956	$20,019	$3,326	$27,301
Collectively evaluated for impairment	3,531,578	1,800,691	1,090,117	6,422,386
Total originated loans and leases	3,535,534	1,820,710	1,093,443	6,449,687

Acquired:
Individually evaluated for impairment	2,942	397	1,841	5,180
Collectively evaluated for impairment	79,465	15,465	110,758	205,688
Acquired with deteriorated credit quality	51,281	2,176	23,804	77,261
Total acquired loans and leases	133,688	18,038	136,403	288,129

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816

Table of
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

Table of
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
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2019	At December 31, 2018
	(In Thousands)
Troubled debt restructurings:
On accrual	$17,076	$12,257
On nonaccrual	6,104	8,684
Total troubled debt restructurings	$23,180	$20,941

Total troubled debt restructuring loans and leases increased by $2.3 million to $23.2 million at December 31, 2019 from $20.9 million at December 31, 2018, primarily driven by one construction loan of $2.9 million which became a TDR during the year, partially offset by the payoff and pay down of current troubled debt restructuring loans during the year.
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Year Ended December 31, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$295	$290	$—	$221	—	$—
Commercial	3	6,794	5,457	2,455	1,912	1	1,912
Equipment financing	7	2,774	2,266	—	392	2	365
Residential mortgage	3	868	866	—	96	—	—
Home equity	3	453	453	—	—	—	—
Total originated	18	11,184	9,332	2,455	2,621	3	2,277

Acquired:
Construction	1	4,869	2,942	—	—	—	—
Residential mortgage	1	297	295	—	—	—	—
Home equity	1	134	133	—	133	—	—
Total acquired	3	5,300	3,370	—	133	—	—

Total loans and leases	21	$16,484	$12,702	$2,455	$2,754	3	$2,277
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At and for the Year Ended December 31, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$652	$—	$653	—	$—
Commercial	10	1,775	1,706	733	1,706	2	1,075
Equipment financing	14	2,510	2,556	37	1,351	—	—
Residential mortgage	2	550	550	12	341	1	341
Home equity	1	86	83	—	—	—	—
Total originated	28	$5,594	$5,547	$782	$4,051	3	$1,416

Acquired:
Home equity	2	249	245	—	245	—	—
Total acquired	2	249	245	—	245	—	—

Total loans and leases	30	$5,843	$5,792	$782	$4,296	3	$1,416
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2017
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$189	$189	$—	$—	—	$—
Commercial	10	7,861	3,911	191	2,189	2	1,361
Equipment financing	16	2,687	2,901	137	1,440	1	188
Total originated	27	10,737	7,001	328	3,629	3	1,549
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

There were no acquired loans and leases that met the definition of a troubled debt restructured during the twelve months ended December 31, 2017.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Loans with one modification:
Extended maturity	$5,811	$1,717	$2,810
Adjusted principal	—	—	19
Adjusted interest rate	252	—	—
Interest only	—	—	174
Combination maturity, principal, interest rate	3,624	3,651	1,914
Total loans modified once	$9,687	$5,368	$4,917

Loans with more than one modification:
Extended maturity	$3,015	$—	$1,910
Combination maturity, principal, interest rate	—	424	174
Total loans modified more than once	$3,015	$424	$2,084

Total loans modified	$12,702	$5,792	$7,001

The increase in troubled debt restructuring loans and leases that were modified for the year ending December 31, 2019 was primarily due to the increases in modifications on the commercial loans by $3.6 million and construction loans by $2.9 million during the year.
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2019, 2018, and 2017 were $2.0 million, $1.2 million, and $4.8 million, respectively. The increase in net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the year ending December 31, 2019 was primarily driven by the charge-offs on various taxi medallion relationships during the year.
As of December 31, 2019, loans modified to troubled debt restructurings totaled $3.1 million. As of December 31, 2018, and 2017 the Company did not have any loans modified to trouble debt restructurings.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2019	2018
	(In Thousands)		(In Years)
Land	$12,320	$12,300	NA
Fine art	545	533	NA
Computer equipment	11,886	10,488	3
Vehicles	135	126	3 to 5
Core processing system and software	20,748	20,466	3 to 7.5
Furniture, fixtures and equipment	15,393	14,696	5 to 25
Office building and improvements	90,086	87,913	10 to 40
Total	151,113	146,522
Accumulated depreciation and amortization	76,763	70,140
Total premises and equipment	$74,350	$76,382

Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization expense related to premises and equipment totaled $7.0 million, $7.5 million, and $7.4 million, respectively.
During the year the Company made office improvements to three locations and upgraded the computer system throughout the Company.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Balance at beginning of year	$160,427	$137,890	$137,890
Additions	—	22,537	—
Balance at end of year	$160,427	$160,427	$137,890

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company's other intangible assets:

	At December 31, 2019			At December 31, 2018
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$38,294	$34,960	$3,334	$38,294	$33,297	$4,997
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$41,904	$37,481	$4,423	$41,904	$35,818	$6,086
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 7.04 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2019, 2018 and 2017.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2020	$1,297
2021	850
2022	494
2023	263
2024	153
Thereafter	277
Total	$3,334

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2019 and 2018, BankRI owned seven policies with a net cash surrender value of $41.0 million and $39.9 million, respectively. As of December 31, 2019 and 2018, Brookline Bank, as successor-in-interest to First Ipswich owned two policies with a net cash surrender value of $0.8 million, respectively.
The Company recorded a total of $1.0 million, $1.0 million, and $1.0 million of tax exempt income from these nine policies in 2019, 2018, and 2017, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of December 31, 2019, the Company had investments in 17 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.
On January 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application and had an impact on net income for 2014 of $0.5 million and a cumulative

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2019	2018
	(In Thousands)
Investments in affordable housing projects included in other assets	$29,939	$10,895
Unfunded commitments related to affordable housing projects included in other liabilities	20,286	1,115
Investment in affordable housing tax credits	2,042	1,885
Investment in affordable housing tax benefits	540	585

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Investment amortization included in provision for income taxes	$2,097	$1,916	$1,844
Amount recognized as income tax benefit	540	585	623

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(11) Deposits
A summary of deposits follows:

	December 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,141,578	—%	$1,033,551	—%
NOW accounts	371,380	0.11%	336,317	0.10%
Savings accounts	613,467	0.46%	619,961	0.32%
Money market accounts	1,682,005	1.15%	1,675,050	1.18%
Total core deposit accounts	3,808,430	0.59%	3,664,879	0.60%
Certificate of deposit accounts maturing:
Within six months	730,512	2.24%	475,303	1.20%
After six months but within 1 year	650,461	2.24%	562,018	1.40%
After 1 year but within 2 years	495,509	2.26%	538,435	1.85%
After 2 years but within 3 years	56,508	2.19%	95,806	2.16%
After 3 years but within 4 years	58,492	2.64%	46,027	1.73%
After 4 years but within 5 years	29,759	2.58%	71,556	2.57%
5+ Years	401	2.19%	20	1.98%
Total certificate of deposit accounts	2,021,642	2.26%	1,789,165	1.58%
Total deposits	$5,830,072	1.17%	$5,454,044	0.92%

Certificate of deposit accounts issued in amounts of $250,000 or more totaled $557.5 million and $480.8 million as of December 31, 2019 and 2018, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$436	$283	$225
Savings accounts	2,900	1,804	1,297
Money market accounts	21,206	15,369	8,863
Certificate of deposit accounts	45,073	24,522	12,903
Total interest-bearing deposits	$69,615	$41,978	$23,288

Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $70.4 million and $59.8 million as of December 31, 2019 and 2018, respectively.
Collateral Pledged to Deposits
As of December 31, 2019 and 2018, $184.0 million and $211.5 million, respectively, of collateral was pledged for municipal deposits and TT&L.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2019	2018
	(In Thousands)
Advances from the FHLBB	$758,469	$784,375
Subordinated debentures and notes	83,591	83,433
Other borrowed funds	60,689	52,734
Total borrowed funds	$902,749	$920,542

Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Advances from the FHLBB	$18,701	$18,650	$11,330
Subordinated debentures and notes	5,206	5,181	5,081
Other borrowed funds	804	385	170
Total interest expense on borrowed funds	$24,711	$24,216	$16,581

Collateral Pledged to Borrowed Funds
As of December 31, 2019 and 2018, $2.5 billion and $2.4 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L. The Banks did not have any outstanding FRB borrowings as of December 31, 2019 and 2018.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2019			2018
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$599,262	$—	2.27%	$603,590	$—	2.19%
Over 1 year to 2 years	139,762	—	2.12%	160,073	—	2.64%
Over 2 years to 3 years	3,210	—	0.01%	580	—	3.07%
Over 3 years to 4 years	—	—	—%	3,214	—	0.03%
Over 4 years to 5 years	4,025	—	3.91%	—	—	—%
Over 5 years	12,210	—	3.28%	16,918	—	3.45%
	$758,469	$—	2.26%	$784,375	$—	2.30%

Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2019. Total available borrowing capacity for advances from the FHLBB and FRB was $2.2 billion as of December 31, 2019 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $3.5 billion as of December 31, 2019.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2019	2018
	(Dollars In Thousands)
Outstanding at end of year	$60,689	$52,734
Average outstanding for the year	79,276	46,079
Maximum outstanding at any month-end	122,776	55,144
Weighted average rate at end of year	0.60%	0.16%
Weighted average rate paid for the year	1.01%	0.83%

In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $10.0 million to $42.7 million as of December 31, 2019 from $52.7 million as of December 31, 2018.

The Company has access to a $12.0 million committed line of credit as of December 31, 2019. As of December 31, 2019 and December 31, 2018, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $475.0 million. As of December 31, 2019, the Company had $18.0 million borrowings on outstanding uncommitted lines of credit as compared to December 31, 2018, when the Company had no borrowings on outstanding uncommitted lines of credit.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2019	December 31, 2018
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2020	$4,826	$4,803
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2020	4,739	4,704
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,026	73,926
			Total	$83,591	$83,433

The above carrying amounts of the acquired subordinated debentures included $0.4 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of December 31, 2019. This compares to $0.5 million of accretion adjustments and $1.1 million of capitalized debt issuance costs as of December 31, 2018.

Table of
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2019	2018
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$50,034	$76,642
Commercial	78,058	75,713
Residential mortgage	25,998	16,363
Unadvanced portion of loans and leases	808,681	707,997
Unused lines of credit:
Home equity	528,251	487,476
Other consumer	25,374	50,404
Other commercial	380	347
Unused letters of credit:
Financial standby letters of credit	10,166	11,491
Performance standby letters of credit	4,652	3,075
Commercial and similar letters of credit	3,823	4,573
Loan level derivatives:
Receive fixed, pay variable	1,101,193	714,500
Pay fixed, receive variable	1,101,193	714,500
Risk participation-out agreements	235,693	100,531
Risk participation-in agreements	55,281	35,838
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,125	6,573
Sells foreign currency, buys U.S. currency	1,230	6,582

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

Table of
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.9 million and $1.9 million as of December 31, 2019 and December 31, 2018, respectively.
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
The fair value of derivative assets and liabilities was $60.6 million and $59.7 million, respectively, as of December 31, 2019. The fair value of derivative assets and liabilities was $22.5 million and $22.2 million, respectively, as of December 31, 2018.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 3 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates as of December 31, 2019 as the discount rate to determine the net present value of the remaining lease payments.

At December 31, 2019
(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$6,461

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,515
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$66

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$24,876
Operating lease liabilities	24,876

Weighted Average Remaining Lease Term
Operating leases	7.47

Weighted Average Discount Rate
Operating leases	3.2%

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2020	$5,886
2021	5,267
2022	4,577
2023	3,672
2024	2,305
Thereafter	6,163
Total	$27,870
Less imputed interest	(2,994)
$24,876

Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $6.2 million in 2019. This compares to total rent expense of $5.8 million in 2018. In 2017, total rent expense was $5.5 million. The increase in expense was due to the addition of two banking offices in Wakefield and Braintree, Massachusetts, and a rent increase for the Eastern Funding main office.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.4 million in 2019, 2018 and 2017 respectively. Rental income was reported in non-interest income in the Company's consolidated statements of income.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2019		2018		2017
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$87,717	$87,717	$83,062	$83,062	$50,518	$50,518

Denominator:
Weighted average shares outstanding	79,679,781	79,679,781	79,669,668	79,669,668	74,459,508	74,459,508
Effect of dilutive securities	—	177,140	—	239,583	—	351,900
Adjusted weighted average shares outstanding	79,679,781	79,856,921	79,669,668	79,909,251	74,459,508	74,811,408

EPS	$1.10	$1.10	$1.04	$1.04	$0.68	$0.68

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2019, 2018 and 2017, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding losses on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive income (loss)	11,911	(168)	11,743
Balance at December 31, 2019	$2,199	$84	$2,283

	Year Ended December 31, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive (loss) income	(3,599)	89	(3,510)
Reclassification due to adoption of ASU 2018-02	—	—	—
Balance at December 31, 2018	$(9,712)	$252	$(9,460)

	Year Ended December 31, 2017
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2016	$(4,213)	$395	$(3,818)
Other comprehensive loss	(817)	(252)	(1,069)
Reclassification due to adoption of ASU 2018-02	(1,083)	20	(1,063)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)

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
Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of December 31, 2019 or 2018.
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
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities, respectively on the consolidated balance sheets.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables presents the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	119	$24,777	$—	$31,131	$16,794	$1,028,491	$1,101,193	$58,102
Pay fixed, receive variable	119	24,777	—	31,131	16,794	1,028,491	1,101,193	58,102
Risk participation-out agreements	40	13,967	—	—	7,143	214,583	235,693	1,229
Risk participation-in agreements	7	—	—	—	19,000	36,281	55,281	283

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$1,125	$—	$—	$—	$—	$1,125	$54
Sells foreign currency, buys U.S. currency	18	1,230	—	—	—	—	1,230	53

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2018
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	86	$1,931	$26,419	$—	$31,762	$654,388	$714,500	$6,081
Pay fixed, receive variable	86	1,931	26,419	—	31,762	654,388	714,500	6,081
Risk participation-out agreements	26	—	14,892	—	—	85,639	100,531	344
Risk participation-in agreements	5	—	—	—	—	35,838	35,838	84

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$6,573	$—	$—	$—	$—	$6,573	$123
Sells foreign currency, buys U.S. currency	37	6,582	—	—	—	—	6,582	131
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2019 and 2018.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2019	2018
	(In Thousands)
Net gain recognized in income on:
Net risk participation agreements	686	205
Foreign exchange contracts	(7)	1
Total	$679	$206

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2019 and 2018. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2019, and 2018.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $86.5 million and $5.9 million in the normal course of business as of December 31, 2019 and 2018, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$59,365	$—	$59,365	$—	$11,900	$47,465
Risk participation-out agreements	1,229	—	1,229	—	—	1,229
Foreign exchange contracts	54	—	54	—	—	54
Total	$60,648	$—	$60,648	$—	$11,900	$48,748

Liability derivatives
Loan level derivatives	$59,365	$—	$59,365	$86,521	$—	$(27,156)
Risk participation-in agreements	283	—	283	—	—	283
Foreign exchange contracts	53	—	53	—	—	53
Total	$59,701	$—	$59,701	$86,521	$—	$(26,820)

Table of
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
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Current provision:
Federal	$21,706	$23,949	$27,825
State	6,565	7,693	5,013
Total current provision	28,271	31,642	32,838
Deferred provision (benefit):
Federal	701	(4,323)	10,209
State	(703)	(1,130)	589
Total deferred provision (benefit)	(2)	(5,453)	10,798
Total provision for income taxes	$28,269	$26,189	$43,636

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21.0% in 2019, 21.0% in 2018 and 35.0% in 2017 to income before tax expense as a result of the following:

	Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$24,366	$23,675	$34,039
State taxes, net of federal income tax benefit	4,837	5,184	3,641
Bank-owned life insurance	(216)	(218)	(364)
Tax-exempt interest income	(435)	(487)	(873)
Income attributable to noncontrolling interest in subsidiary	(11)	(933)	(870)
Merger and acquisition expense	—	32	138
Tax Act Adjustment	—	(707)	8,965
Investments in affordable housing projects	(369)	(358)	(653)
Other, net	97	1	(387)
Total provision for income taxes	$28,269	$26,189	$43,636
Effective income tax rate	24.4%	23.2%	44.9%

The Company's effective tax rate was 24.4% as of December 31, 2019 compared to 23.2% as of December 31, 2018. The Company's expected income tax expense was $0.7 million higher in 2019. The item impacting the Company's increase in the effective tax rate from 2018 involved Brookline Bank's completed purchase of the remaining interest in Eastern Funding in 2019. Tax savings of approximately $0.9 million were recognized for this portion of Eastern Funding in 2018, but not in 2019. In 2018, the Company made an adjustment related to the Tax Act that reduced the provision for income taxes by $0.7 million.
On December 22, 2017, the Tax Act was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 35% to 21%. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, accelerated expensing of depreciable property for assets placed in service after September 27, 2017 and before 2023, limits the deductibility of net interest expense, eliminated the corporate alternative minimum tax, limited net operating loss carryforwards to 80% of taxable income and a parking disallowance related to employee parking.
As a result of the Tax Act, in 2017, management re-valued the carrying value of our net deferred tax asset and investments in low income housing tax credits. The impact of the Tax Act resulted in a write down of the carrying balance of net deferred tax assets and investments in affordable housing projects of $8.6 million and $0.3 million, respectively.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2019	2018
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$16,294	$15,936
Right-of-use asset - operating leases	6,450	—
Deferred compensation	4,748	4,692
Identified intangible assets and goodwill	4,319	—
Supplemental Executive Retirement Plans	3,023	2,846
Unrealized loss on investment securities available-for-sale	—	2,737
Net operating loss carryforwards	187	976
Postretirement benefits	458	391
Nonaccrual interest	557	482
Accrued expense	—	372
Restricted stock and stock option plans	751	497
Employee stock ownership plan	83	106
Other	733	331
Total gross deferred tax assets	37,603	29,366
Deferred tax liabilities:
Operating leases - liability	6,450	—
Identified intangible assets and goodwill	—	2,428
Deferred loan origination costs, net	3,785	3,537
Depreciation	420	789
Unrealized gain on investment securities available-for-sale	622	—
Prepaid expense	110	116
Accrued Expense	122	—
Acquisition fair value adjustments	1,077	1,001
Total gross deferred tax liabilities	12,586	7,871
Net deferred tax asset	$25,017	$21,495

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of $0.9 million gross which are available to offset future federal taxable income, if any, through 2020. Of this total net operating loss carryforward amount, $0.7 million is related to the Company's First Commons Bank transaction.
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
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2019 and 2018. The Company files U.S. federal and state income tax returns. As of December 31, 2019, the Company is subject to examination by the Massachusetts, Rhode Island and several other state tax authorities for tax years after December 31, 2014.
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2019, there were no shares of preferred stock issued.
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
The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including the Massachusetts Division of Banks in the case of Brookline Bank and the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI.
Common Stock Repurchases
On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company's common stock over a period of twelve months ending on January 31, 2017 (the "2016 Stock Repurchase Plan"). No shares were purchased under the 2016 Stock Repurchase Plan.
On December 5, 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company’s common stock over a period of twelve months ending on December 31, 2019 (the “2018 Stock Repurchase Plan”). As of December 31, 2018, 725,583 shares of the Company's common stock were repurchased under the 2018 Stock Repurchase Plan.
On January 30, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company’s common stock over a period of eleven months ending on December 31, 2019 (the “2019 Stock Repurchase Plan”). As of December 31, 2019, 103,758 shares of the Company’s common stock were repurchased under the 2019 Stock Repurchase Plan.
On December 4, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of the Company’s common stock over a period of twelve months ending on December 31, 2020 (the “2020 Stock Repurchase Plan”). There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company under the 2020 Stock Repurchase Plan. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company.
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
The liquidation account totaled $11.9 million (unaudited), $13.0 million (unaudited), and $15.1 million (unaudited) at
December 31, 2019, 2018 and 2017, respectively.
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
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such, must comply with the capital requirements of the FRB at the consolidated level. As member banks of the FRB, Brookline Bank and BankRI are also required to comply with the regulatory capital requirement of the FRB.
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2019, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

engage in new activities) if the bank holding company maintains on a consolidated basis a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and is not subject to any written agreement under capital directive or prompt correction action directive issued by the FRB to meet and maintain a specific capital level for any capital measure.
Beginning January 1, 2019, the Company and the Banks will have to maintain a capital conservation buffer composed of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2019.
As of December 31, 2019, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of December 31, 2019, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of December 31, 2019 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2019:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$780,962	11.44%	$307,197	4.50%	$477,861	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	790,527	10.28%	307,598	4.00%	307,598	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	790,527	11.58%	409,599	6.00%	580,266	8.50%	N/A	N/A
Total risk-based capital ratio (4)	927,515	13.59%	545,999	8.00%	716,623	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$513,311	11.44%	$201,914	4.50%	$314,089	7.00%	$291,654	6.50%
Tier 1 leverage capital ratio (2)	513,311	10.42%	197,048	4.00%	197,048	4.00%	246,310	5.00%
Tier 1 risk-based capital ratio (3)	513,311	11.44%	269,219	6.00%	381,394	8.50%	358,959	8.00%
Total risk-based capital ratio (4)	555,474	12.38%	358,949	8.00%	471,121	10.50%	448,687	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$240,362	11.75%	$92,054	4.50%	$143,194	7.00%	$132,966	6.50%
Tier 1 leverage capital ratio (2)	240,362	9.97%	96,434	4.00%	96,434	4.00%	120,543	5.00%
Tier 1 risk-based capital ratio (3)	240,362	11.75%	122,738	6.00%	173,879	8.50%	163,651	8.00%
Total risk-based capital ratio (4)	258,719	12.65%	163,617	8.00%	214,747	10.50%	204,521	10.00%
First Ipswich
Common equity Tier 1 capital ratio (1)	$41,320	13.45%	$13,825	4.50%	$21,505	7.00%	$19,969	6.50%
Tier 1 leverage capital ratio (2)	41,320	8.80%	18,782	4.00%	18,782	4.00%	23,477	5.00%
Tier 1 risk-based capital ratio (3)	41,320	13.45%	18,433	6.00%	26,113	8.50%	24,577	8.00%
Total risk-based capital ratio (4)	43,762	14.24%	24,585	8.00%	32,268	10.50%	30,732	10.00%
_______________________________________________________________________________

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	32	31	19
Benefits paid	(32)	(31)	(19)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$1,490	$1,534	$1,135
Service cost	54	70	49
Interest cost	60	59	43
Estimated benefits paid	(32)	(31)	(19)
Actuarial loss (gain)	185	(142)	326
Benefit obligation at end of year	$1,757	$1,490	$1,534
Funded status at end of year	$1,757	$1,490	$1,534
Accumulated benefit obligation at end of year	$1,757	$1,490	$1,534

The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.8 million, $1.5 million, and $1.5 million as of December 31, 2019, 2018 and 2017, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Net periodic benefit expense:
Service cost	$54	$70	$49
Interest cost	60	59	43
Prior service credit	(21)	(21)	(21)
Actuarial gain	(27)	—	(47)
Net periodic benefit expense	$66	$108	$24
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	(206)	$142	$(401)
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$(227)	$121	$(422)

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 3.19% in 2019, 4.22% in 2018 and 3.62% in 2017. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is $100 thousand.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2019 for plan participants below age 65 and for plan participants over age 65 was 13.3% and 1.2%, respectively. In 2018, the rate for plan participants below age 65 and for plan participants over age 65 was 3.1% and 2.4%, respectively. The health care trend rates for 2018 and 2019 are based on actual changes in medical premium rates for those years. The rates to be used in 2020 through 2024 are expected to be in the range of 5.9% to 5.1% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2019
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$25	$(20)
Effect on the accumulated postretirement benefit obligation	365	(289)

401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $3.1 million in 2019, $3.2 million in 2018, and $2.6 million in 2017.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2019, 2018 and 2017 were $236.2 thousand, $181.1 thousand, and $128.5 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2019, 2018, and 2017 were $5.5 thousand, $5.5 thousand, and $80.2 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2019, there were 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2019, and 2018 were $1.1 million and $0.5 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2019 and 2018 were $12.8 million and $12.1 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 3.25% and 4.00% in the years 2019 and 2018, respectively.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2019 and 2018, was $0.8 million and $1.0 million, respectively, and is eliminated in consolidation.
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
As of December 31, 2019 and 2018, the ESOP held 79,548 and 109,950 unallocated shares, respectively at an aggregate cost of $0.4 million and $0.6 million, respectively. The market value of such shares as of December 31, 2019 and 2018 was $1.3 million and $1.5 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.5 million in 2019, $0.5 million in 2018 and $0.5 million in 2017, based on the commitment to release to eligible employees 30,402 shares in 2019, 32,382 shares in 2018 and 34,356 shares in 2017.
Share-Based Compensation Plans
Under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), approved by stockholders on May 7, 2014, the Company may award stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards, dividend equivalent rights and cash-based awards to officers, employees, non-employee directors and consultants of the Company. The maximum number of shares that may be issued under the 2014 Plan is 1,750,000.
Under the Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the “2011 Plan”), approved by stockholders on April 20, 2011, the Company may grant shares of restricted stock to employees and directors. The maximum number of shares that may be issued under the 2011 Plan is 500,000.
Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award has a cliff vesting schedule and vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 17 financial institutions. The specific performance measure targets are approved by annually by the Compensation Committee and are discussed in the Company's Proxy Statement. If a grantee leaves the Company prior to the third anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the grantee only when the shares vest.
Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
Total expense for the 2014 Plan and the 2011 Plan was $2.4 million in 2019, $2.5 million in 2018 and $2.3 million in 2017, respectively. Total income tax benefits on vested awards was $0.1 million in 2019, $1.2 million in 2018, and $0.7 million in 2017. Dividends paid on unvested awards under the 2014 Plan and the 2011 Plan, which are recognized as compensation expense, were $0.1 million in 2019, $0.2 million in 2018, and $0.1 million in 2017.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2019:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2018	390,635	$15.21
Granted	212,461	14.25
Vested	(175,160)	14.46
Forfeited / Canceled	(21,486)	11.78
Outstanding at December 31, 2019	406,450	$15.21
Unrecognized compensation cost			$3,964
Weighted average remaining recognition period (months)			24

Stock Options
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
No options were granted in 2019, 2018, or 2017. There was no expense for the stock option plans in 2019, 2018, and 2017. The following table presents a summary of the status of the Company's stock options outstanding as of and for the year ending December 31, 2019:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options(1):
Outstanding at December 31, 2018	5,000	$9.90
Granted	—	—
Exercised	—	—
Forfeited / Canceled	—	—
Outstanding at December 31, 2019	5,000	$9.90	$33	0.8
Exercisable at December 31, 2019	5,000	$9.90	$33	0.8
_____________________________________________________________________________
(1) Options granted pursuant to the Brookline Bancorp, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”). The 2003 Stock Option Plan terminated by its terms on October 16, 2013, however, outstanding option awards granted pursuant to the 2003 Stock Option Plan may be exercised for 10 years from the date of grant.
(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2019 and 2018.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018:

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSE debentures	$—	$185,803	$—	$185,803
GSE CMOs	—	85,932	—	85,932
GSE MBSs	—	153,343	—	153,343
SBA commercial loan asset-backed securities	—	34	—	34
Corporate debt obligations	—	28,986	—	28,986
U.S. Treasury bonds	—	44,897	—	44,897
Total investment securities available-for-sale	$—	$498,995	$—	$498,995
Equity securities held-for-trading	$2,569	$1,012	$—	$3,581
Loan level derivatives	—	59,365	—	59,365
Risk participation-out agreements	—	1,229	—	1,229
Foreign exchange contracts	—	54	—	54
Liabilities:
Loan level derivatives	$—	$59,365	$—	$59,365
Risk participation-in agreements	—	283	—	283
Foreign exchange contracts	—	53	—	53

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSE debentures	$—	$181,079	$—	$181,079
GSE CMOs	—	103,130	—	103,130
GSE MBSs	—	165,089	—	165,089
SBA commercial loan asset-backed securities	—	51	—	51
Corporate debt obligations	—	39,708	—	39,708
U.S. Treasury bonds	—	13,736	—	13,736
Total investment securities available-for-sale	$—	$502,793	$—	$502,793
Equity securities held for trading	$3,235	$972	$—	$4,207
Loan level derivatives	—	22,013	—	22,013
Risk participation-out agreements	—	344	—	344
Foreign exchange contracts	—	131	—	131
Liabilities:
Loan level derivatives	$—	$22,013	$—	$22,013
Risk participation-in agreements	—	84	—	84
Foreign exchange contracts	—	123	—	123

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. During the 3rd quarter of 2018, the Company re-designated all equity securities as held-for-trading and they are included in levels 1 and 2. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2019 and December 31, 2018, no investment securities were valued using pricing models included in Level 3.
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

Table of
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
There are no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019 and December 31, 2018.
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2019 or 2018.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018 are summarized below:

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,243	$2,243
Repossessed assets	—	2,631	—	2,631
Total assets measured at fair value on a non-recurring basis	$—	$2,631	$2,243	$4,874

	Carrying Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$11,451	$11,451
OREO	—	—	3,054	3,054
Repossessed assets	—	965	—	965
Total assets measured at fair value on a non-recurring basis	$—	$965	$14,505	$15,470

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fair Value		Valuation Technique
	At December 31, 2019	At December 31, 2018
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$2,243	$11,451	Appraisal of collateral (1)
Other real estate owned	—	3,054	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2019.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2019
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$31,228	$31,290	$—	$31,290	$—
GSE MBSs	9,360	9,279	—	9,279	—
Municipal obligations	45,692	46,514	—	46,514	—
Foreign government obligations	500	478	—	—	478
Loans and leases, net	6,676,734	6,697,583	—	—	6,697,583
Restricted equity securities	53,818	53,818	—	—	53,818
Financial liabilities:
Certificates of deposit	2,021,642	2,026,683	—	2,026,683	—
Borrowed funds	902,749	902,670	—	902,670	—
At December 31, 2018
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$50,546	$49,601	$—	$49,601	$—
GSE MBSs	11,426	11,131	—	11,131	—
Municipal obligations	52,304	51,598	—	51,598	—
Foreign government obligations	500	500	—	—	500
Loans held-for-sale	3,247	3,247	—	3,247	—
Loans and leases, net	6,244,824	6,154,704	—	—	6,154,704
Restricted equity securities	61,751	61,751	—	—	61,751
Financial liabilities:
Certificates of deposit	1,789,165	1,778,860	—	1,778,860	—
Borrowed funds	920,542	886,545	—	886,545	—

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2019 and 2018 and Statements of Income for the years ended December 31, 2019, 2018 and 2017 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2019	2018
	(In Thousands)
ASSETS
Cash and due from banks	$35,736	$33,663
Short-term investments	33	33
Total cash and cash equivalents	35,769	33,696
Equity securities held-for-trading	2,569	3,235
ESOP loan to Brookline Bank	752	1,002
Intercompany loan to Brookline Bank	30,000	40,000
Restricted equity securities	252	101
Premises and equipment, net	2,403	4,318
Deferred tax asset	1,742	1,499
Investment in subsidiaries, at equity	924,352	864,798
Goodwill	35,267	35,267
Other assets	12,116	5,400
Total assets	$1,045,222	$989,316
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$83,591	$83,433
Deferred tax liability	—	—
Accrued expenses and other liabilities	16,025	5,743
Total liabilities	99,616	89,176

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,601	755,629
Retained earnings, partially restricted	265,376	212,838
Accumulated other comprehensive loss	2,283	(9,460)
Treasury stock, at cost; 5,003,127 shares and 5,020,025 shares, respectively	(59,073)	(59,120)
Unallocated common stock held by ESOP; 79,548 shares and 109,950 shares, respectively	(433)	(599)
Total stockholders' equity	945,606	900,140
Total liabilities and stockholders' equity	$1,045,222	$989,316

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Statements of Income

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$—	$—	$7,317
Marketable and restricted equity securities	147	37	—
ESOP loan to Brookline Bank	77	98	120
Intercompany loan to Brookline Bank	1,183	1,722	532
Total interest and dividend income	1,407	1,857	7,969
Interest expense:
Borrowed funds	5,274	5,223	5,123
Net interest income	(3,867)	(3,366)	2,846
Non-interest income:
Gain on securities, net	467	71	—
Other	—	16	—
Total non-interest income	467	87	—
Non-interest expense:
Compensation and employee benefits (1)	(507)	345	391
Occupancy	1,589	1,586	1,584
Equipment and data processing (1)	(770)	(798)	(1,011)
Directors' fees	461	417	453
Franchise taxes	306	321	180
Insurance	543	534	528
Professional services	548	364	470
Advertising and marketing	31	19	4
Merger and acquisition expense	—	452	411
Other (1)	(1,139)	(1,140)	(1,224)
Total non-interest expense	1,062	2,100	1,786
Loss before income taxes	(4,462)	(5,379)	1,060
Credit for income taxes	(969)	(1,976)	(1,944)
Loss before equity in undistributed income of subsidiaries	(3,493)	(3,403)	3,004
Equity in undistributed income of subsidiaries	91,210	86,465	47,514
Net income	$87,717	$83,062	$50,518

_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2019, 2018 and 2017 from the intercompany allocation of expense that is eliminated in consolidation.

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$87,717	$83,062	$50,518
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(91,210)	(86,465)	(47,514)
Depreciation of premises and equipment	2,824	3,073	2,856
Amortization of debt issuance costs	100	100	100
Equity securities held-for-trading	666	(3,235)	—
Other operating activities, net	47,296	(31,014)	(5,885)
Net cash provided from (used for) operating activities	47,393	(34,479)	75
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Pay down (issuance) of intercompany loan to Brookline Bank	10,000	40,000	(80,000)
Purchase of restricted equity securities	(151)	(1)	—
Purchase of premises and equipment	(909)	(1,359)	(1,942)
Net cash provided from (used for) investing activities	9,190	38,890	(81,692)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	81,943
Common stock issued for acquisition	—	55,183	—
Redemption of noncontrolling interest in subsidiary	(18,470)	—	—
Payment of dividends to owners of noncontrolling interest in subsidiary	(930)	—	—
Payment of dividends on common stock	(35,110)	(31,441)	(27,035)
Net cash (used for) provided from financing activities	(54,510)	23,742	54,908
Net increase (decrease) in cash and cash equivalents	2,073	28,153	(26,709)
Cash and cash equivalents at beginning of year	33,696	5,543	32,252
Cash and cash equivalents at end of year	$35,769	$33,696	$5,543
Supplemental disclosures of cash flow information:
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$292,025	$—
Fair value of liabilities assumed	—	278,988	—

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(23) Quarterly Results of Operations (Unaudited)

	2019 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$87,450	$87,906	$87,184	$85,086
Interest expense	23,519	24,670	24,050	22,087
Net interest income	63,931	63,236	63,134	62,999
Provision for credit losses	3,602	871	3,757	1,353
Net interest income after provision for credit losses	60,329	62,365	59,377	61,646
Loan level derivative income, net	2,494	2,251	1,772	1,745
(Loss) gain on investment securities, net	133	(116)	357	134
Gain on sales of loans and leases held-for-sale	309	550	561	289
Other non-interest income	4,820	5,244	4,788	4,462
Amortization of identified intangible assets	(420)	(421)	(420)	(402)
Other non-interest expense	(38,395)	(39,770)	(39,184)	(38,469)
Income before provision for income taxes	29,270	30,103	27,251	29,405
Provision for income taxes	7,087	7,507	6,780	6,895
Net income before noncontrolling interest in subsidiary	22,183	22,596	20,471	22,510
Less net income attributable to noncontrolling interest in subsidiary	—	—	—	43
Net income attributable to Brookline Bancorp, Inc.	$22,183	$22,596	$20,471	$22,467
Earnings per share:
Basic	$0.28	$0.28	$0.26	$0.28
Diluted	0.28	0.28	0.26	0.28
Average common shares outstanding:
Basic	79,682,724	79,700,403	79,669,922	79,658,583
Diluted	79,845,447	79,883,510	79,886,292	79,843,578
Common stock price:
High	$16.83	$15.39	$15.92	$16.23
Low	14.36	13.73	14.35	13.90
Dividends per share	$0.115	$0.110	$0.110	$0.105

Table of
BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2018 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$83,544	$80,636	$78,074	$71,639
Interest expense	20,385	18,304	15,357	12,148
Net interest income	63,159	62,332	62,717	59,491
Provision for credit losses	123	2,717	1,470	641
Net interest income after provision for credit losses	63,036	59,615	61,247	58,850
Loan level derivative income, net	1,811	2,192	571	866
Gain on sales of investment securities, net	(692)	(243)	—	1,162
Gain on sales of loans and leases held-for-sale	327	535	722	299
Other non-interest income	5,015	4,585	4,233	3,841
Amortization of identified intangible assets	(537)	(537)	(539)	(467)
Other non-interest expense	(39,745)	(36,773)	(37,163)	(39,471)
Income before provision for income taxes	29,215	29,374	29,071	25,080
Provision for income taxes	7,055	6,140	7,342	5,652
Net income before noncontrolling interest in subsidiary	22,160	23,234	21,729	19,428
Less net income attributable to noncontrolling interest in subsidiary	1,022	774	898	795
Net income attributable to Brookline Bancorp, Inc.	$21,138	$22,460	$20,831	$18,633
Earnings per share:
Basic	$0.26	$0.28	$0.26	$0.24
Diluted	0.26	0.28	0.26	0.24
Average common shares outstanding:
Basic	80,258,489	80,315,050	80,184,977	77,879,593
Diluted	80,407,558	80,515,467	80,505,614	78,167,800
Common stock price:
High	$16.97	$19.05	$19.25	$17.05
Low	12.86	16.70	15.90	15.60
Dividends per share	$0.105	$0.100	$0.100	$0.090
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

Table of
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
As discussed in Note 1, the Company applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the twelve months ended December 31, 2019, as a result of adopting Topic 606.
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
(25) Subsequent Events
First Ipswich Bank
On February 15, 2020, Brookline Bank completed the merger of First Ipswich Bank and its subsidiaries with and into Brookline Bank. First Ipswich was already a wholly-owned subsidiary of the Company, therefore there was no tax impact and minimal impact to customers. All of First Ipswich Bank's six branch locations were retained and converted to Brookline Bank branches.
The Company has evaluated subsequent events other than the matters described above and through the date of issuance.