Form 10-Q
period 2020-03-31
BROOKLINE BANCORP INC
filed 2020-05-29
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

At May 29, 2020, the number of shares of common stock, par value $0.01 per share, outstanding was 78,919,276.

EXPLANATORY NOTE
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020, in accordance with the U.S. Security and Exchange Commission’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) (the “Order”), the Company relied on the relief provided by the Order to extend the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Quarterly Report”). In compliance with public health orders related to the COVID-19 pandemic, the Company has transitioned to a remote working environment. The Company’s management has devoted significant time and attention to assessing the potential impact of the COVID-19 pandemic on the Company’s operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing tasks necessary to file this Quarterly Report by the original May 11, 2020 deadline.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2020	At December 31, 2019
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$86,996	$33,589
Short-term investments	253,772	44,201
Total cash and cash equivalents	340,768	77,790
Investment securities available-for-sale	761,539	498,995
Investment securities held-to-maturity (fair value of $0 and $87,561, respectively)	—	86,780
Equity securities held-for-trading	2,558	3,581
Total investment securities	764,097	589,356
Loans and leases:
Commercial real estate loans	3,762,158	3,669,222
Commercial loans and leases	1,826,866	1,838,748
Consumer loans	1,233,503	1,229,846
Total loans and leases	6,822,527	6,737,816
Allowance for loan and lease losses	(113,181)	(61,082)
Net loans and leases	6,709,346	6,676,734
Restricted equity securities	68,472	53,818
Premises and equipment, net of accumulated depreciation of $78,343 and $76,763, respectively	73,786	74,350
Right-of-use asset operating leases	24,789	24,876
Deferred tax asset	38,141	25,017
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $37,817 and $37,481, respectively	4,087	4,423
Other real estate owned ("OREO") and repossessed assets, net	2,038	2,631
Other assets	275,640	167,431
Total assets	$8,461,591	$7,856,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,175,329	$1,141,578
Interest-bearing deposits	4,714,609	4,688,494
Total deposits	5,889,938	5,830,072
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	1,137,431	758,469
Subordinated debentures and notes	83,630	83,591
Other borrowed funds	70,743	60,689
Total borrowed funds	1,291,804	902,749
Operating lease liabilities	24,789	24,876
Mortgagors' escrow accounts	7,441	7,232
Reserve for unfunded credits	17,222	1,880
Accrued expenses and other liabilities	317,829	144,438
Total liabilities	7,549,023	6,911,247

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	737,422	736,601
Retained earnings, partially restricted	227,359	265,376
Accumulated other comprehensive income	16,947	2,283
Treasury stock, at cost; 5,862,811 shares and 5,003,127 shares, respectively	(69,617)	(59,073)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 72,441 shares and 79,548 shares, respectively	(395)	(433)
Total stockholders' equity	912,568	945,606
Total liabilities and stockholders' equity	$8,461,591	$7,856,853

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2020	2019
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$79,559	$80,672
Debt securities	2,976	3,236
Marketable and restricted equity securities	778	911
Short-term investments	209	267
Total interest and dividend income	83,522	85,086
Interest expense:
Deposits	16,240	15,948
Borrowed funds	5,570	6,139
Total interest expense	21,810	22,087
Net interest income	61,712	62,999
Provision for credit losses	54,114	1,353
Net interest income after provision for credit losses	7,598	61,646
Non-interest income:
Deposit fees	2,458	2,523
Loan fees	550	413
Loan level derivative income, net	2,156	1,745
Gain on investment securities, net	1,330	134
Gain on sales of loans and leases held-for-sale	120	289
Other	2,714	1,526
Total non-interest income	9,328	6,630
Non-interest expense:
Compensation and employee benefits	25,219	23,743
Occupancy	3,953	3,947
Equipment and data processing	4,703	4,661
Professional services	1,651	1,076
FDIC insurance	378	593
Advertising and marketing	1,075	1,069
Amortization of identified intangible assets	336	402
Other	3,433	3,380
Total non-interest expense	40,748	38,871
(Loss) income before provision for income taxes	(23,822)	29,405
(Benefit) provision for income taxes	(6,546)	6,895
Net (loss) income before noncontrolling interest in subsidiary	(17,276)	22,510
Less: net income attributable to noncontrolling interest in subsidiary	—	43
Net (loss) income attributable to Brookline Bancorp, Inc.	$(17,276)	$22,467
Earnings per common share:
Basic	$(0.22)	$0.28
Diluted	(0.22)	0.28
Weighted average common shares outstanding during the year:
Basic	79,481,462	79,658,583
Diluted	79,665,774	79,843,578
Dividends paid per common share	$0.115	$0.105

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Net (loss) income before noncontrolling interest in subsidiary	$(17,276)	$22,510

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	18,810	6,500
Income tax (expense) benefit	(4,146)	(1,433)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	14,664	5,067
Net unrealized securities holding gains (losses)	14,664	5,067

Other comprehensive (loss) income, net of taxes	14,664	5,067

Comprehensive (loss) income	(2,612)	27,577
Less: Net income attributable to noncontrolling interest in subsidiary	—	43
Comprehensive (loss) income attributable to Brookline Bancorp, Inc.	$(2,612)	$27,534

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606
Net loss attributable to Brookline Bancorp, Inc.	—	—	(17,276)	—	—	—	(17,276)	—	(17,276)
Other comprehensive income	—	—	—	14,664	—	—	14,664	—	14,664
Common stock dividends of $0.115 per share	—	—	(9,173)	—	—	—	(9,173)	—	(9,173)
Compensation under recognition and retention plans	—	758	(45)	—	(134)	—	579	—	579
Treasury stock, repurchase shares	—	—	—	—	(10,410)	—	(10,410)	—	(10,410)
Common stock held by ESOP committed to be released (7,107 shares)	—	63	—	—	—	38	101	—	101
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)	—	(11,523)
Balance at March 31, 2020	$852	$737,422	$227,359	$16,947	$(69,617)	$(395)	$912,568	$—	$912,568

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	22,467	—	—	—	22,467	—	22,467
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	5,067	—	—	5,067	—	5,067
Common stock dividends of $0.105 per share	—	—	(8,376)	—	—	—	(8,376)	—	(8,376)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,697)	—	—	—	—	(18,697)	(10,522)	(29,219)
Compensation under recognition and retention plans	—	814	—	—	(1)	—	813	—	813
Common stock held by ESOP committed to be released (5,871 shares)	—	56	—	—	—	32	88	—	88
Balance at March 31, 2019	$852	$736,872	$226,929	$(4,393)	$(59,121)	$(567)	$900,572	$—	$900,572

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash flows from operating activities:
Net (loss) income attributable to Brookline Bancorp, Inc.	$(17,276)	$22,467
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	—	43
Provision for credit losses	54,114	1,353
Origination of loans and leases held-for-sale	—	(5,511)
Proceeds from sales of loans and leases held-for-sale, net	—	8,109
Deferred income tax benefit	(17,270)	(390)
Depreciation of premises and equipment	1,581	1,782
Amortization of investment securities premiums and discounts, net	384	445
Amortization of deferred loan and lease origination costs, net	2,154	1,782
Amortization of identified intangible assets	336	402
Amortization of debt issuance costs	26	25
Accretion of acquisition fair value adjustments, net	(372)	(704)
Gain on investment securities, net	(1,330)	(134)
Gain on sales of loans and leases held-for-sale	(120)	(289)
Write-down of OREO and other repossessed assets	354	49
Compensation under recognition and retention plans	624	861
ESOP shares committed to be released	101	88
Net change in:
Cash surrender value of bank-owned life insurance	(254)	(254)
Other assets	(103,913)	(12,219)
Accrued expenses and other liabilities	173,346	(1,926)
Net cash provided from operating activities	92,485	15,979

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	86,434	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	25,530	19,935
Purchases of investment securities available-for-sale	(273,252)	—
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	6,302	1,475
Purchases of investment securities held-to-maturity	—	(500)
Proceeds from redemption/sales of restricted equity securities	2,944	7,958
Purchase of restricted equity securities	(17,598)	(399)
Proceeds from sales of loans and leases held-for-investment, net	5,800	3,408
Net increase in loans and leases	(96,414)	(92,280)
Purchase of premises and equipment, net	(1,071)	(961)
Proceeds from sales of OREO and other repossessed assets	1,972	563
Net cash used for investing activities	(259,353)	(60,801)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	57,871	48,526
Increase in certificates of deposit	2,333	118,694
Proceeds from FHLBB advances	1,736,600	1,621,000
Repayment of FHLBB advances	(1,357,638)	(1,675,357)
Increase (decrease) in other borrowed funds, net	10,054	(219)
Increase in mortgagors' escrow accounts, net	209	91
Repurchases of common stock	(10,410)	—
Proceeds from issuance of common stock	—	(1)
Payment of dividends on common stock	(9,173)	(8,376)
Redemption of noncontrolling interest in subsidiary	—	(35,851)
Payment of dividends to owners of noncontrolling interest in subsidiary	—	(930)
Net cash provided from financing activities	429,846	67,577
Net increase in cash and cash equivalents	262,978	22,755
Cash and cash equivalents at beginning of period	77,790	89,584
Cash and cash equivalents at end of period	$340,768	$112,339

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$23,227	$23,230
Income taxes	2,070	8,774
Non-cash investing activities:
Transfer from loans to other real estate owned	$1,733	$505

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company and Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution (collectively referred to as the "Banks"). The Banks are both members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Until February 15, 2020 (the "Merger Closing Date"), the Company was also the parent of First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company. Effective upon the Merger Closing Date, First Ipswich was merged with and into Brookline Bank, with Brookline as the surviving institution.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding"), First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 31 full-service banking offices in the greater Boston metropolitan area with 2 additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
The Banks' activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in New England, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. Brookline Bank also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, New York, and Macrolease, which is based in Plainview, New York.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("the FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks (the "DOB"). As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC. As previously disclosed on a Form 8-K filed with the SEC, on July 31, 2019, Brookline Bank ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated its withdrawal from the DIF and the concurrent charter conversion of Brookline Bank from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for probable losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. The Company adopted all of the above mentioned ASU as of January 1, 2020. The standard had an impact on our consolidated balance sheet. On adoption, the Company recognized an increase in the allowance for loan and lease losses of $6.6 million, and an increase in the reserve for unfunded commitments of $8.9 million. The net, after-tax impact of the increase in the allowance for loan and lease losses and reserve for unfunded commitments was an decrease to retained earnings of $11.5 million shown in the Consolidated Statements of Changes in Stockholders’ Equity. Additional details can be found in Note 3, 4 and 5.
In August 2018, FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)" ("ASU 2018-13"), to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts set forth in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain provisions under ASU 2018-13 required prospective application, while other provisions required retrospective application to all periods presented in the consolidated financial statements upon adoption. The Company adopted the provisions of ASU 2018-13 effective January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
(2) Acquisitions and Mergers
First Ipswich Bank
On February 15, 2020, the merger of First Ipswich Bank with and into Brookline Bank was completed. First Ipswich was already a wholly-owned subsidiary of the Company, therefore the merger qualified as a tax-free reorganization for federal income tax purposes and there was minimal impact to customers. All of First Ipswich Bank's six branch locations were retained and converted to Brookline Bank branches.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(3) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. There was a de minimis allowance for credit loss ("ACL") on available-for-sale debt securities recognized upon adoption and as of March 31, 2020.
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$231,779	$6,176	$138	$237,817
GSE CMOs	62,391	1,151	15	63,527
GSE MBSs	319,088	9,551	141	328,498
SBA commercial loan asset-backed securities	1	—	—	1
Municipal obligations	44,976	645	3	45,618
Corporate debt obligations	25,389	570	—	25,959
U.S. Treasury bonds	55,776	3,858	—	59,634
Foreign government obligations	500	—	15	485
Total investment securities available-for-sale	$739,900	$21,951	$312	$761,539
Equity securities held-for-trading				$2,558

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,922	$2,939	$58	$185,803
GSE CMOs	87,001	22	1,091	85,932
GSE MBSs	153,049	797	503	153,343
SBA commercial loan asset-backed securities	34	—	—	34
Corporate debt obligations	28,484	502	—	28,986
U.S. Treasury bonds	44,675	338	116	44,897
Total investment securities available-for-sale	$496,165	$4,598	$1,768	$498,995
Investment securities held-to-maturity:
GSE debentures	$31,228	$113	$51	$31,290
GSEs MBSs	9,360	—	81	9,279
Municipal obligations	45,692	822	—	46,514
Foreign government obligations	500	—	22	478
Total investment securities held-to-maturity	$86,780	$935	$154	$87,561
Equity securities held-for-trading				$3,581

As of March 31, 2020, the fair value of all investment securities available-for-sale was $761.5 million, with net unrealized gains of $21.6 million, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of March 31, 2020, $58.8 million, or 7.7% of the portfolio, had gross unrealized losses of $0.3 million, compared to $205.6 million, or 41.2% of the portfolio, with gross unrealized losses of $1.8 million as of December 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

As of March 31, 2020, all investment securities classified as held-to-maturity were reclassified as available for sale to prudently reflect the ability and intent to not hold these assets to maturity due to the economic uncertainty created by the COVID-19 pandemic. As a result of tainting of the held-to-maturity portfolio, the Company is precluded from classifying securities as held-to-maturity for a period of time. As of December 31, 2019, the fair value of investment securities held-to-maturity had a fair value of $87.6 million with net unrealized gains of $0.8 million. As of December 31, 2019, $22.3 million, or 25.5% of the portfolio had gross unrealized losses of $0.2 million.
As of March 31, 2020, the Company recorded a fair value of $2.6 million of equity securities held-for-trading. As of December 31, 2019, the Company recorded a fair value of $3.6 million of equity securities held-for-trading.
Investment Securities as Collateral
As of March 31, 2020 and December 31, 2019, respectively, $489.3 million and $433.6 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of March 31, 2020 and December 31, 2019.
Allowance for Credit Losses-Available-for-Sale Securities
For available-for-sale securities in an unrealized loss position, management first assesses whether (i) the Company intends to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither criterion is met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors.
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.4 million and $2.0 million, respectively, as of March 31, 2020 and December 31, 2019.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2020 and December 31, 2019 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$43,783	$138	$—	$—	$43,783	$138
GSE CMOs	—	—	1,428	15	1,428	15
GSE MBSs	8,012	50	3,973	91	11,985	141
Municipal obligations	1,157	3	—	—	1,157	3
Foreign government obligations	485	15	—	—	485	15
Temporarily impaired investment securities available-for-sale	53,437	206	5,401	106	58,838	312
Total temporarily impaired investment securities	$53,437	$206	$5,401	$106	$58,838	$312

	December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,965	$58	$—	$—	$10,965	$58
GSE CMOs	28,659	217	55,885	874	84,544	1,091
GSE MBSs	42,046	115	42,257	388	84,303	503
SBA commercial loan asset-backed securities	—	—	33	—	33	—
U.S. Treasury bonds	25,754	116	—	—	25,754	116
Temporarily impaired investment securities available-for-sale	107,424	506	98,175	1,262	205,599	1,768
Investment securities held-to-maturity:
GSE debentures	8,714	30	2,977	21	11,691	51
GSEs MBSs	—	—	9,257	81	9,257	81
Municipal obligations	710	—	205	—	915	—
Foreign government obligations	478	22	—	—	478	22
Temporarily impaired investment securities held-to-maturity	9,902	52	12,439	102	22,341	154
Total temporarily impaired investment securities	$117,326	$558	$110,614	$1,364	$227,940	$1,922

The Company performs regular analyses of the investment securities available-for-sale portfolio to determine whether a decline in fair value indicates that an investment security is impaired. In making these impairment determinations, management considers, among other factors, projected future cash flows; credit subordination and the creditworthiness; capital adequacy and near-term prospects of the issuers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a decline in fair value is impairment and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's unaudited consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is impairment and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's unaudited consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2020. Based on the analysis below, it was determined that is it more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of March 31, 2020. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of March 31, 2020, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $12.9 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $17.4 million as of December 31, 2019.
As of March 31, 2020, the Company owned 73 GSE debentures with a total fair value of $237.8 million, and a net unrealized gain of $6.0 million. As of December 31, 2019, the Company held 60 GSE debentures with a total fair value of $185.8 million, with a net unrealized gain of $2.9 million. As of March 31, 2020, 4 of the 73 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 5 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2020, the Company purchased $75.2 million GSE debentures. This compares to the same period in 2019 when the Company did not purchase any GSE debentures. During the three months ended March 31, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of March 31, 2020, the Company owned 33 GSE CMOs with a total fair value of $63.5 million and a net unrealized gain of $1.1 million. As of December 31, 2019, the Company held 61 GSE CMOs with a total fair value of $85.9 million with a net unrealized loss of $1.1 million. As of March 31, 2020, 1 of the 33 securities in this portfolio was in an unrealized loss position. As of December 31, 2019, 45 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2020 and 2019, the Company did not purchase any GSE CMOs.
As of March 31, 2020, the Company owned 135 GSE MBSs with a total fair value of $328.5 million and a net unrealized gain of $9.4 million. As of December 31, 2019, the Company held 150 GSE MBSs with a total fair value of $153.3 million with a net unrealized gain of $0.3 million. As of March 31, 2020, 22 of the 135 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 48 of the 150 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2020, the Company purchased $176.9 million GSE MBSs. This compares to the same period in 2019 when the Company did not purchase any GSE MBSs. During the three months ended March 31, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

SBA Commercial Loan Asset-Backed
As of March 31, 2020, the Company owned 1 SBA security with a nominal fair value which approximated amortized cost. As of December 31, 2019, the Company owned 4 SBA securities with a total fair value of $34.0 thousand, which approximated amortized cost. As of March 31, 2020, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the three months ended March 31, 2020 and 2019, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2020, the Company held 7 corporate obligation securities with a total fair value of $26.0 million and a net unrealized gain of $0.6 million. As of December 31, 2019, the Company held 8 corporate obligation securities with a total fair value of $29.0 million and a net unrealized gain of $0.5 million. As of March 31, 2020, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2019, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2020 and 2019, the Company did not purchase any corporate obligations. During the three months ended March 31, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2020, the Company owned 12 U.S. Treasury bonds with a total fair value of $59.6 million and an unrealized gain of $3.9 million. This compares to 9 U.S. Treasury bonds with a total fair value of $44.9 million and an unrealized loss of $0.2 million as of December 31, 2019. As of March 31, 2020, none of the securities in this portfolio were in unrealized loss position. As of December 31, 2019, 5 of the 9 securities in this portfolio were in unrealized loss position. During the three months ended March 31, 2020 the Company purchased $21.2 million U.S. Treasury bonds, compared to the same period in 2019 when the Company did not purchase any U.S. Treasury bonds.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of March 31, 2020, the Company owned 93 municipal obligation securities with a total fair value of $45.6 million and a net unrealized gain of $0.6 million. As of March 31, 2020, 9 of the 93 securities in this portfolio were in unrealized loss position. During the three months ended March 31, 2020, the Company did not purchase any municipal obligations. During the three months ended March 31, 2020, the Company transferred 93 held-to-maturity municipal obligations securities with a total fair value of $47.7 million to the available-for-sale portfolio.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of March 31, 2020 and December 31, 2019, the Company owned equity securities held-for-trading with a fair value of $2.6 million and $3.6 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2020			At December 31, 2019
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$19,148	$19,198	1.62%	$12,797	$12,804	1.76%
After 1 year through 5 years	226,455	234,676	2.09%	217,569	220,757	2.19%
After 5 years through 10 years	140,491	144,703	1.85%	93,805	94,212	2.04%
Over 10 years	353,806	362,962	2.10%	171,994	171,222	2.12%
	$739,900	$761,539	2.04%	$496,165	$498,995	2.13%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$6,366	$6,381	1.33%
After 1 year through 5 years	—	—	—%	63,898	64,559	1.81%
After 5 years through 10 years	—	—	—%	7,177	7,364	1.79%
Over 10 years	—	—	—%	9,339	9,257	1.90%
	$—	$—	—%	$86,780	$87,561	1.82%

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
As of March 31, 2020, issuers of debt securities with an estimated fair value of $97.9 million had the right to call or prepay the obligations. Of the $97.9 million, approximately $3.0 million matures within 1 year, $19.8 million matures in 1 - 5 years, $46.4 million matures in 6 - 10 years, and $28.7 million matures after ten years. As of December 31, 2019, issuers of debt securities with an estimated fair value of approximately $37.6 million had the right to call or prepay the obligations. Of the $37.6 million, approximately $3.0 million matures within 1 year, $34.6 million matures in 1-5 years, and none mature after 5 years.
Security Sales
There were $86.4 million securities sold during the three months ended March 31, 2020. There were no securities sold during the three months ended March 31, 2019.
Sales of investment and restricted equity securities are summarized as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)
Sales of trading securities	$86,435	$—

Gross gains from securities sales	2,446	—
Gross losses from securities sales	(93)	—
Gain on sales of securities, net	$2,353	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2020		At December 31, 2019
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,526,923	4.19%	$2,491,011	4.33%
Multi-family mortgage	963,273	4.06%	932,163	4.20%
Construction	271,962	4.43%	246,048	5.09%
Total commercial real estate loans	3,762,158	4.17%	3,669,222	4.34%
Commercial loans and leases:
Commercial	719,208	4.26%	729,502	4.66%
Equipment financing	1,055,053	7.63%	1,052,408	7.71%
Condominium association	52,605	4.78%	56,838	4.84%
Total commercial loans and leases	1,826,866	6.22%	1,838,748	6.41%
Consumer loans:
Residential mortgage	810,186	4.03%	814,245	4.10%
Home equity	388,550	3.52%	376,819	4.46%
Other consumer	34,767	3.99%	38,782	4.48%
Total consumer loans	1,233,503	3.87%	1,229,846	4.22%
Total loans and leases	$6,822,527	4.66%	$6,737,816	4.88%

Accrued interests on loans and leases, which were excluded from the amortized cost of loans and leases totaled $18.4 million and $17.4 million at March 31, 2020 and December 31, 2019, respectively, and were included in other assets in the consolidated balance sheets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investments of loans and leases and weighted average coupon rates for the originated and acquired loan and lease portfolios at the date indicated:

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

The net unamortized deferred loan origination fees and costs included in total loans and leases were $14.9 million and $15.7 million as of March 31, 2020 and December 31, 2019, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.8% of which is in the greater New York and New Jersey metropolitan area and 72.2% of which is in other areas in the United States of America as of March 31, 2020.
Accretable Yield for the Acquired Loan Portfolio
On a quarterly basis prior to the adoption of ASU 2016-13, management reforecasted the expected cash flows for acquired ASC 310-30 loans, and took into account prepayment speeds, probability of default and loss given defaults. Management compared cash flow projections per the reforecast to the original cash flow projections and determined whether any reduction in cash flow expectations were due to deterioration, or if the change in cash flow expectation was related to noncredit events. This cash flow analysis was used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments for the acquired portfolio. Upon adoption of ASU 2016-13, the Company did not reassess whether previously recognized purchased credit impaired loans accounted for under prior accounting guidance met the criteria of a purchased credit deteriorated (PCD) loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. As of March 31, 2020, there were no PCD loans in the Company's portfolios.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

Three Months Ended March 31, 2019

Balance at beginning of period	$7,905
Accretion	(800)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	61
Balance at end of period	$7,166

During the three months ended March 31, 2019, accretable yield adjustments totaling $61 thousand was made for certain loan pools. During the three months ended March 31, 2019, accretable yield adjustments totaling $0.1 million were made for certain loan pools. These accretable yield adjustments, which were subject to continued re-assessment, will be recognized over the remaining lives of those pools. As of March 31, 2019, the accretable yield was fully accreted.
Loans and Leases Pledged as Collateral
As of both March 31, 2020 and 2019, there were $3.0 billion of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2020 and December 31, 2019.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Charge-offs	—	(2,527)	(12)	(2,539)
Recoveries	—	247	58	305
Provision for loan and lease losses excluding unfunded commitments	40,200	6,900	601	47,701
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181

	Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(2,512)	(30)	(2,542)
Recoveries	—	388	53	441
Provision for loan and lease losses	162	1,081	207	1,450
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $17.2 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively. The increase in allowance for unfunded commitments

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

was primarily driven by the effect of the latest available economic forecast of the COVID-19 pandemic which was embedded in the estimated loss models. No credit commitments were charged off against the liability account in the three month periods ended March 31, 2020 and 2019.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$40,200	$162
Commercial	6,900	1,081
Consumer	601	207
Total provision for loan and lease losses	47,701	1,450
Unfunded credit commitments	6,413	(97)
Total provision for credit losses	$54,114	$1,353

Allowance for Loan and Lease Losses Methodology
Management has established a methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses expected on the loan and lease portfolio. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Losses on loans and leases are charged off against the allowance when all or a portion of a loan or lease is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.
To calculate the allowance, management uses models developed by a third party. The models include: Commercial real estate (CRE) lifetime, Commercial and industrial (C&I) lifetime, Retail lifetime, C&I historical, and Retail historical. Lifetime loss rate models calculate the expected losses over the life of the loan based on loan attributes and reasonable, supportable economic forecasts. Historical loss rate models apply a loss rate to the outstanding balance of the loan. Management uses historical loss rates for condominium association, auto, and government lease portfolio segments because these loans have distinct, historical, or expected loss patterns and a de minimus effect on the overall allowance and provision.
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of GDP, interest rates, property price indices, and employment measures. The forecasts are probability-weighted in accordance with best practices and available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast therefore the models employ mean reversion techniques to predict credit losses for loans that are expected to mature beyond the forecast period. The March 31, 2020 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and provision provided by local and national authorities.
The CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences as well as variances in operational and underwriting procedures from the Company, and therefore, the Company calibrates expected losses for each model using a scalar. Each scalar was calculated by examining the loss rates of peer banks that have similar operations and asset bases. Peer group loss rates were used in the scalar calculation because management believes the peer group’s historical losses provide a better reflection of the Company’s current portfolio and operating procedures than the Company’s historical losses. Qualitative adjustments are also applied to select segments of the loan portfolio where applicable.
Specific reserves are established for loans individually evaluated for impairment when amortized cost basis is greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent loans, when there is an excess of a loan's amortized cost basis over the fair value of its underlying collateral. When loans and leases do not share risk

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

characteristics with other financial assets they are evaluated individually. Individually evaluated loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.
Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. As of January 1, 2020, the allowance for loan and lease losses increased by $6.6 million as a result of the adoption of CECL. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
The general allowance for loan and lease losses was $107.9 million as of March 31, 2020, compared to $59.3 million as of December 31, 2019. The increase in general allowance for loan and lease losses was driven by the effect of the latest available economic forecast of the COVID-19 pandemic on the Company's loan and lease portfolios. The specific allowance for loan and lease losses was $5.3 million as of March 31, 2020, compared to $1.8 million as of December 31, 2019. The specific allowance increased by $3.5 million during the three months ended March 31, 2020 primarily due to the reserves of $2.2 million for an individually evaluated commercial relationship and $1.7 million for another individually evaluated commercial reals estate relationship during the quarter.
As of March 31, 2020, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses over the lifetime of the Company’s loan portfolios.
Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the credit quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, adversely risk-rated, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR") loan.
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
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Credit Quality Information

The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2020.

	March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$79,035	$405,437	$304,254	$284,975	$289,293	$1,069,498	$52,470	$11,622	$2,496,584
OAEM	—	496	—	—	2,253	14,750	—	—	17,499
Substandard	—	—	466	228	46	12,033	—	67	12,840
Total	79,035	405,933	304,720	285,203	291,592	1,096,281	52,470	11,689	2,526,923
Multi-Family Mortgage
Pass	35,322	112,126	142,968	109,573	130,328	368,436	52,284	12,152	963,189
Substandard	—	—	—	—	84	—			84
Total	35,322	112,126	142,968	109,573	130,412	368,436	52,284	12,152	963,273
Construction
Pass	8,556	68,836	165,940	9,599	8,848	722	9,461	—	271,962
Total	8,556	68,836	165,940	9,599	8,848	722	9,461	—	271,962
Commercial
Pass	19,210	85,409	62,169	80,508	31,373	129,970	286,535	3,589	698,763
OAEM	—	—	25	—	73	40	4,302	376	4,816
Substandard	—	—	785	642	1,809	10,799	981	612	15,628

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Doubtful	—	—	—	—	—	—	—	1	1
Total	19,210	85,409	62,979	81,150	33,255	140,809	291,818	4,578	719,208
Equipment Financing
Pass	81,915	372,988	270,215	165,961	83,859	66,392	1,261	736	1,043,327
OAEM	—	—	—	—	1,322	42	—	—	1,364
Substandard	—	969	2,429	2,168	1,457	2,127	—	—	9,150
Doubtful	—	342	366	310	94	100	—	—	1,212
Total	81,915	374,299	273,010	168,439	86,732	68,661	1,261	736	1,055,053
Condominium Association
Pass	809	10,848	6,002	9,380	6,371	16,759	1,659	574	52,402
Substandard	—	—	—	—	130	73	—	—	203
Total	809	10,848	6,002	9,380	6,501	16,832	1,659	574	52,605
Other Consumer
Pass	929	662	8,984	553	579	593	22,446	19	34,765
Substandard	—	—	—	—	—	2			2
Total	929	662	8,984	553	579	595	22,446	19	34,767
Total
Pass	225,776	1,056,306	960,532	660,549	550,651	1,652,370	426,116	28,692	5,560,992
OAEM	—	496	25	—	3,648	14,832	4,302	376	23,679
Substandard	—	969	3,680	3,038	3,526	25,034	981	679	37,907
Doubtful	—	342	366	310	94	100	—	1	1,213
Total	$225,776	$1,058,113	$964,603	$663,897	$557,919	$1,692,336	$431,399	$29,748	$5,623,791

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Home Equity
Credit Scores
Over 700	$819	$4,499	$4,370	$3,853	$1,330	$16,556	$275,436	$3,778	$310,641
661 - 700	33	522	591	693	350	3,813	43,883	1,746	51,631
600 and below	—	219	281	14	42	610	10,478	917	12,561
Data not available*	—	—	—	—	—	2,018	10,129	1,570	13,717
Total	852	5,240	5,242	4,560	1,722	22,997	339,926	8,011	388,550
Residential
Credit Scores
Over 700	22,590	109,958	83,081	68,973	60,377	155,544	3,793	—	504,316
661 - 700	5,083	22,555	14,052	19,070	11,256	29,870	—	—	101,886
600 and below	3,058	6,541	5,193	9,142	6,736	16,974	—	—	47,644
Data not available*	7,943	20,444	20,383	15,845	5,635	84,733	—	1,357	156,340
Total	$38,674	$159,498	$122,709	$113,030	$84,004	$287,121	$3,793	$1,357	$810,186
_______________________________________________________________________________
* Represents loans and leases for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present the recorded investment in loans in each class as of December 31, 2019, by credit quality indicator.

	At December 31, 2019
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Originated:
Loan rating:
Pass	$2,379,925	$896,398	$239,015	$688,268	$1,038,793	$56,687	$38,673	$5,337,759
OAEM	17,006	—	—	10,803	1,389	—	—	29,198
Substandard	3,106	84	—	14,801	7,995	151	1	26,138
Doubtful	—	—	—	3	1,820	—	—	1,823
Total originated	2,400,037	896,482	239,015	713,875	1,049,997	56,838	38,674	5,394,918

Acquired:
Loan rating:
Pass	81,360	35,681	7,033	15,215	2,404	—	108	141,801
OAEM	597	—	—	210	—	—	—	807
Substandard	9,017	—	—	202	7	—	—	9,226
Doubtful	—	—	—	—	—	—	—	—
Total acquired	90,974	35,681	7,033	15,627	2,411	—	108	151,834

Total loans	$2,491,011	$932,163	$246,048	$729,502	$1,052,408	$56,838	$38,782	$5,546,752
As of December 31, 2019, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$184,628	22.7%	$132,736	35.2%
50%—69%	293,976	36.1%	91,681	24.3%
70%—79%	204,600	25.1%	81,459	21.6%
80% and over	25,664	3.2%	37,371	9.9%
Data not available*	2,654	0.3%	—	—%
Total originated	711,522	87.4%	343,247	91.0%

Acquired:
Loan-to-value ratio:
Less than 50%	32,838	4.0%	16,882	4.5%
50%—69%	44,754	5.4%	7,958	2.1%
70%—79%	14,305	1.8%	705	0.2%
80% and over	4,608	0.6%	4,726	1.3%
Data not available	6,218	0.8%	3,301	0.9%
Total acquired	102,723	12.6%	33,572	9.0%

Total loans	$814,245	100.0%	$376,819	100.0%
~~_______________________________________________________________________________~~
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At March 31, 2020	At December 31, 2019
	(In Thousands)
Amortized cost basis in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$—	$110

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2020.

	At March 31, 2020
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$8,331	$1,302	$10,224	$19,857	$2,507,066	$2,526,923	$268	$10,937	$2,933
Multi-family mortgage	1,270	1,022	84	2,376	960,897	963,273	—	85	84
Construction	1,617	4,182	—	5,799	266,163	271,962	—	—	—
Total commercial real estate loans	11,218	6,506	10,308	28,032	3,734,126	3,762,158	268	11,022	3,017
Commercial loans and leases:
Commercial	3,173	8,559	3,169	14,901	704,307	719,208	18	12,991	8,922
Equipment financing	5,885	2,155	6,726	14,766	1,040,287	1,055,053	305	10,356	2,299
Condominium association	1,044	—	—	1,044	51,561	52,605	—	203	130
Total commercial loans and leases	10,102	10,714	9,895	30,711	1,796,155	1,826,866	323	23,550	11,351
Consumer loans:
Residential mortgage	662	—	2,458	3,120	807,066	810,186	452	3,446	3,077
Home equity	1,310	1	468	1,779	386,771	388,550	2	1,059	780
Other consumer	26	4	5	35	34,732	34,767	—	7	—
Total consumer loans	1,998	5	2,931	4,934	1,228,569	1,233,503	454	4,512	3,857
Total loans and leases	$23,318	$17,225	$23,134	$63,677	$6,758,850	$6,822,527	$1,045	$39,084	$18,225

There is no interest income recognized on non-accrual loans for the three months ended March 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2019.

	At December 31, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$3,330	$2,032	$1,606	$6,968	$2,393,069	$2,400,037	$51	$2,751
Multi-family mortgage	3,559	553	—	4,112	892,370	896,482	—	84
Construction	—	—	—	—	239,015	239,015	—	—
Total commercial real estate loans	6,889	2,585	1,606	11,080	3,524,454	3,535,534	51	2,835
Commercial loans and leases:
Commercial	5,010	199	3,875	9,084	704,791	713,875	—	4,707
Equipment financing	3,098	1,558	7,246	11,902	1,038,095	1,049,997	—	9,822
Condominium association	458	—	—	458	56,380	56,838	—	151
Total commercial loans and leases	8,566	1,757	11,121	21,444	1,799,266	1,820,710	—	14,680
Consumer loans:
Residential mortgage	1,014	—	3	1,017	710,505	711,522	—	753
Home equity	794	501	139	1,434	341,813	343,247	2	276
Other consumer	46	1	1	48	38,626	38,674	—	1
Total consumer loans	1,854	502	143	2,499	1,090,944	1,093,443	2	1,030
Total originated loans and leases	$17,309	$4,844	$12,870	$35,023	$6,414,664	$6,449,687	$53	$18,545

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases (1)
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$539	$59	$8,989	$9,587	$81,387	$90,974	$8,919	$94
Multi-family mortgage	—	—	—	—	35,681	35,681	—	—
Construction	—	—	—	—	7,033	7,033	—	—
Total commercial real estate loans	539	59	8,989	9,587	124,101	133,688	8,919	94
Commercial loans and leases:
Commercial	—	—	—	—	15,627	15,627	—	202
Equipment financing	—	—	7	7	2,404	2,411	7	—
Total commercial loans and leases	—	—	7	7	18,031	18,038	7	202
Consumer loans:
Residential mortgage	35	75	1,090	1,200	101,523	102,723	1,090	—
Home equity	430	—	42	472	33,100	33,572	40	620
Other consumer	—	—	—	—	108	108	—	—
Total consumer loans	465	75	1,132	1,672	134,731	136,403	1,130	620
Total acquired loans and leases	$1,004	$134	$10,128	$11,266	$276,863	$288,129	$10,056	$916

Total loans and leases	$18,313	$4,978	$22,998	$46,289	$6,691,527	$6,737,816	$10,109	$19,461

___________________________________________________________
(1) Loans and leases acquired with deteriorated credit quality are always accruing.
Impaired Loans and Leases
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. The loans and leases risk-rated "substandard" or worse are considered impaired. The Company has also defined the population of impaired loans to include nonaccrual loans and TDR loans. Impaired loans and leases which do not share similar risk characteristics with other loans are individually evaluated for credit losses. Specific reserves are established for loans and leases with deterioration in the present value of expected future cash flows or, in the case of collateral-dependent loans and leases, any increase in the loan or lease amortized cost basis over the fair value of the underlying collateral discounted for estimated selling costs. In contrast, the loans and leases which share similar risk characteristics and are not included in the individually evaluated population are collectively evaluated for credit losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present information regarding individually evaluated and collectively evaluated allowance for loan and lease losses for credit losses on loans and leases at the dates indicated. Periods prior to January 1, 2020 are presented in accordance with accounting rules effective at that time.

	At March 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$1,672	$3,488	$117	$5,277
Collectively evaluated	80,507	23,286	4,111	107,904
Total	82,179	26,774	4,228	113,181

Loans and Leases:
Individually evaluated	$15,134	$29,726	$8,187	$53,047
Collectively evaluated	3,747,024	1,797,140	1,225,316	6,769,480
Total	3,762,158	1,826,866	1,233,503	6,822,527

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$7	$1,672	$70	$1,749
Collectively evaluated for impairment	28,415	22,853	5,850	57,118
Total originated loans and leases	28,422	24,525	5,920	58,867

Acquired:
Individually evaluated for impairment	—	—	40	40
Collectively evaluated for impairment	65	197	11	273
Acquired with deteriorated credit quality	1,798	104	—	1,902
Total acquired loans and leases	1,863	301	51	2,215

Total allowance for loan and lease losses	$30,285	$24,826	$5,971	$61,082

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,956	$20,019	$3,326	$27,301
Collectively evaluated for impairment	3,531,578	1,800,691	1,090,117	6,422,386
Total originated loans and leases	3,535,534	1,820,710	1,093,443	6,449,687

Acquired:
Individually evaluated for impairment	2,942	397	1,841	5,180
Collectively evaluated for impairment	79,465	15,465	110,758	205,688
Acquired with deteriorated credit quality	51,281	2,176	23,804	77,261
Total acquired loans and leases	133,688	18,038	136,403	288,129

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,899	$3,892	$—
Commercial	28,539	28,533	—
Consumer	2,237	2,223	—
Total originated with no related allowance recorded	34,675	34,648	—
With an allowance recorded:
Commercial real estate	68	68	7
Commercial	5,980	6,055	1,672
Consumer	1,224	1,220	70
Total originated with an allowance recorded	7,272	7,343	1,749
Total originated impaired loans and leases	41,947	41,991	1,749

Acquired:
With no related allowance recorded:
Commercial real estate	12,365	12,366	—
Commercial	437	437	—
Consumer	3,516	3,516	—
Total acquired with no related allowance recorded	16,318	16,319	—
With an allowance recorded:
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	447	447	40
Total acquired with an allowance recorded	447	447	40
Total acquired impaired loans and leases	16,765	16,766	40

Total impaired loans and leases	$58,712	$58,757	$1,789
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $18.5 million and $0.9 million, respectively as of December 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$8,699	$65
Commercial	35,162	349
Consumer	2,732	8
Total originated with no related allowance recorded	46,593	422
With an allowance recorded:
Commercial real estate	469	1
Commercial	8,467	28
Consumer	663	6
Total originated with an allowance recorded	9,599	35
Total originated impaired loans and leases	56,192	457

Acquired:
With no related allowance recorded:
Commercial real estate	9,153	3
Commercial	559	4
Consumer	4,943	15
Total acquired with no related allowance recorded	14,655	22
With an allowance recorded:
Commercial real estate	—	—
Commercial	—	—
Consumer	153	1
Total acquired with an allowance recorded	153	1
Total acquired impaired loans and leases	14,808	23

Total impaired loans and leases	$71,000	$480

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Troubled Debt Restructuring Loans and Lease
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2020	At December 31, 2019
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,480	$17,076
On nonaccrual	5,819	6,104
Total troubled debt restructurings	$22,299	$23,180

Total TDR loans and leases decreased by $0.9 million to $22.3 million at March 31, 2020 from $23.2 million at December 31, 2019, driven primarily by the payments on commercial TDRs, partially offset by the advance on a current TDR loan.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended March 31, 2020
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Originated:
Commercial real estate	—	$—		$—	$—	1	$228
Commercial	1	$297	$295	$—	$295	—	$—
Equipment financing	2	200	200	—	—	—	—
Total	3	$497	$495	$—	$295	1	$228
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended March 31, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$73	$72	$9	$—	1	$635
Commercial	6	16,754	16,730	—	—	3	1,074
Equipment financing	3	816	815	182	425	1	52
Residential mortgage	—	—	—	—	—	1	341
Total originated	10	$17,643	$17,617	$191	$425	6	$2,102
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Loans with one modification:
Extended maturity	$295	$6,319
Combination maturity, principal, interest rate	200	11,298
Total loans with one modification	495	17,617

The TDR loans and leases that were modified for the three months ended March 31, 2020 and 2019 were $0.5 million and $17.6 million, respectively. The decrease in TDR loans and leases that were modified for the three months ended March 31, 2020 was primarily due to the modification of three commercial relationships of $16.5 million.
There were no TDR loans and leases with more than one modification during the three months ended March 31, 2020 and 2019.
The net charge-offs for performing and nonperforming TDR loans and leases for the three months ended March 31, 2020 and March 31, 2019 were $134 thousand and $878 thousand, respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of March 31, 2020 was $2.3 million. As of March 31, 2019, there were $2.8 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
The Coronavirus Aid, Relief and Economic Relief ("CARES") Act and regulatory guidance recently issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). Please refer to Note 14, Subsequent Events for further information regarding loans and leases modified under the CARES Act.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2020	At December 31, 2019
	(In Thousands)
Goodwill (beginning)	$160,427	$160,427
Additions	—	—
Balance at end of period	160,427	160,427
Other intangible assets:
Core deposits	2,998	3,334
Trade name	1,089	1,089
Total other intangible assets	4,087	4,423
Total goodwill and other intangible assets	$164,514	$164,850

At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 6.1.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2020	$935
Year ending:
2021	857
2022	500
2023	268
2024	158
2025	104
Thereafter	176
Total	$2,998

(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2020 and 2019, the Company’s accumulated other comprehensive (loss) income includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2020
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2019	$2,199	$84	$2,283
Other comprehensive income	14,664	—	14,664
Balance at March 31, 2020	$16,863	$84	$16,947

	Three Months Ended March 31, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive income	5,067	—	5,067
Balance at March 31, 2019	$(4,645)	$252	$(4,393)

The Company did not reclassify any amounts out of accumulated other comprehensive income for the three months ended March 31, 2020 and March 31, 2019.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of March 31, 2020 or December 31, 2019.
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
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	129	$24,358	$—	$33,455	$14,220	$1,159,063	$1,231,096	$154,032
Pay fixed, receive variable	129	24,358	—	33,455	14,220	1,159,063	1,231,096	154,032
Risk participation-out agreements	40	13,731	—	7,110	12,773	200,232	233,846	2,473
Risk participation-in agreements	6	—	—	—	19,000	30,279	49,279	432

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	$1,422	$—	$—	$—	$—	$1,422	$200
Sells foreign currency, buys U.S. currency	25	1,530	—	—	—	—	1,530	224

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	119	$24,777	$—	$31,131	$16,794	$1,028,491	$1,101,193	$58,102
Pay fixed, receive variable	119	24,777	—	31,131	16,794	1,028,491	1,101,193	58,102
Risk participation-out agreements	40	13,967	—	—	7,143	214,583	235,693	1,229
Risk participation-in agreements	7	—	—	—	19,000	36,281	55,281	283

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$1,125	$—	$—	$—	$—	$1,125	$54
Sells foreign currency, buys U.S. currency	18	1,230	—	—	—	—	1,230	53

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $155.2 million and $86.5 million in the normal course of business as of March 31, 2020 and December 31, 2019, respectively. Dealer counterparties posted no collateral to the Company in the normal course of business as of March 31, 2020 and December 31, 2019.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$154,761	$—	$154,761	$—	$—	$154,761
Risk participation-out agreements	2,473	—	2,473	—	—	2,473
Foreign exchange contracts	224	—	224	—	—	224
Total	$157,458	$—	$157,458	$—	$—	$157,458

Liability derivatives
Loan level derivatives	$154,761	$—	$154,761	$107,697	$47,516	$(452)
Risk participation-in agreements	432	—	432	—	—	432
Foreign exchange contracts	200	—	200	—	—	200
Total	$155,393	$—	$155,393	$107,697	$47,516	$180

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$59,365	$—	$59,365	$—	$11,900	$47,465
Risk participation-out agreements	1,229	—	1,229	—	—	1,229
Foreign exchange contracts	54	—	54	—	—	54
Total	$60,648	$—	$60,648	$—	$11,900	$48,748

Liability derivatives
Loan level derivatives	$59,365	$—	$59,365	$86,521	$—	$(27,156)
Risk participation-in agreements	283	—	283	—	—	283
Foreign exchange contracts	53	—	53	—	—	53
Total	$59,701	$—	$59,701	$86,521	$—	$(26,820)

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
(9) Stock Based Compensation
As of March 31, 2020, the Company had 2 active equity plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 15 financial institutions. These are referred to as "performance-based shares". If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
Under the Plans, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
During the three months ended March 31, 2020 and 2019, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.6 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(17,276)	$(17,276)	$22,467	$22,467

Denominator:
Weighted average shares outstanding	79,481,462	79,481,462	79,658,583	79,658,583
Effect of dilutive securities	—	184,312	—	184,995
Adjusted weighted average shares outstanding	79,481,462	79,665,774	79,658,583	79,843,578

EPS	$(0.22)	$(0.22)	$0.28	$0.28

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$237,816	$—	$237,816
GSE CMOs	—	63,527	—	63,527
GSE MBSs	—	328,499	—	328,499
SBA commercial loan asset-backed securities	—	1	—	1
Municipal obligations	—	45,618	—	45,618
Corporate debt obligations	—	25,959	—	25,959
U.S. Treasury bonds	—	59,634	—	59,634
Foreign government obligations	—	485	—	$485
Total investment securities available-for-sale	$—	$761,539	$—	$761,539
Equity securities held-for-trading	$1,527	$1,031	$—	$2,558
Loan level derivatives	—	154,761	—	154,761
Risk participation-out agreements	—	2,473	—	2,473
Foreign exchange contracts	—	224	—	224
Liabilities:
Loan level derivatives	$—	$154,761	$—	$154,761
Risk participation-in agreements	—	432	—	432
Foreign exchange contracts	—	200	—	200

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$185,803	$—	$185,803
GSE CMOs	—	85,932	—	85,932
GSE MBSs	—	153,343	—	153,343
SBA commercial loan asset-backed securities	—	34	—	34
Corporate debt obligations	—	28,986	—	28,986
U.S. Treasury bonds	—	44,897	—	44,897
Total investment securities available-for-sale	$—	$498,995	$—	$498,995
Equity securities held-for-trading	$2,569	$1,012	$—	$3,581
Loan level derivatives	—	59,365	—	59,365
Risk participation-out agreements	—	1,229	—	1,229
Foreign exchange contracts	—	54	—	54
Liabilities:
Loan level derivatives	$—	$59,365	$—	$59,365
Risk participation-in agreements	—	283	—	283
Foreign exchange contracts	—	53	—	53

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2020 and December 31, 2019, no investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2020 and 2019, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$8,682	$8,682
Repossessed assets	—	2,038	—	2,038
Total assets measured at fair value on a non-recurring basis	$—	$2,038	$8,682	$10,720

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,243	$2,243
Repossessed assets	—	2,631	—	2,631
Total assets measured at fair value on a non-recurring basis	$—	$2,631	$2,243	$4,874

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

	Fair Value		Valuation Technique
	At March 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$8,682	$2,243	Appraisal of collateral (1)
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

			Fair Value Measurements at March 31, 2020
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	6,709,346	6,718,600	—	—	6,718,600
Restricted equity securities	68,472	68,472	—	—	68,472
Financial liabilities:
Certificates of deposits	2,023,637	2,049,775	—	2,049,775	—
Borrowed funds	1,291,804	1,299,591	—	1,299,591	—

			Fair Value Measurements at December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$31,228	$31,290	$—	$31,290	$—
GSE MBSs	9,360	9,279	—	9,279	—
Municipal obligations	45,692	46,514	—	46,514	—
Foreign government obligations	500	478	—	—	478
Loans and leases, net	6,676,734	6,697,583	—	—	6,697,583
Restricted equity securities	53,818	53,818	—	—	53,818
Financial liabilities:
Certificates of deposit	2,021,642	2,026,683	—	2,026,683	—
Borrowed funds	902,749	902,670	—	902,670	—

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
(12) Commitments and Contingencies
Off-Balance Sheet Financial Instruments
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit, and loan level derivatives. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2020	At December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$40,933	$50,034
Commercial	93,724	78,058
Residential mortgage	52,930	25,998
Unadvanced portion of loans and leases	713,352	808,681
Unused lines of credit:
Home equity	537,313	528,251
Other consumer	25,362	25,374
Other commercial	406	380
Unused letters of credit:
Financial standby letters of credit	11,094	10,166
Performance standby letters of credit	6,107	4,652
Commercial and similar letters of credit	3,823	3,823
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,231,096	1,101,193
Pay fixed, receive variable	1,231,096	1,101,193
Risk participation-out agreements	233,846	235,693
Risk participation-in agreements	49,279	55,281
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,422	1,125
Sells foreign currency, buys U.S. currency	1,530	1,230

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
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.
The fair value of derivative assets and liabilities was $157.5 million and $155.4 million, respectively, as of March 31, 2020. The fair value of derivative assets and liabilities was $60.6 million and $59.7 million, respectively, as of December 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The fair value of foreign exchange assets and liabilities was $224 thousand and $200 thousand, respectively, as of March 31, 2020. The fair value of foreign exchange assets and liabilities was $54 thousand and $53 thousand as of December 31, 2019.
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of the date of the lease origination as the discount rate to determine the net present value of the remaining lease payments.

	At March 31, 2020	At March 31, 2019
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$1,611	$1,459

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,658	$1,525
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$71

	At March 31, 2020	At December 31, 2019
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$24,789	$24,876
Operating lease liabilities	24,789	24,876

Weighted Average Remaining Lease Term
Operating leases	7.32	7.47

Weighted Average Discount Rate
Operating leases	3.2%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2020
(In Thousands)

Remainder of 2020	$4,608
Year ending:
2021	5,560
2022	4,833
2023	3,907
2024	2,547
2025	1,515
Thereafter	4,675
Total	$27,645
Less imputed interest	(2,856)
Present value of lease liability	$24,789

Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.5 million and other expenditures were $0.1 million for the three months ended March 31, 2020 and 2019. Total rental expense was $1.6 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.
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
In certain cases, other parties are involved with providing services to our customers. If the Company is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported in gross noninterest expense. If the Company is an agent in the transaction (referring to another party to provide services), the Company reports its net fee or commission retained as revenue.
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
(14) Subsequent Events
On March 27, 2020, Congress passed, and the President signed, the CARES Act to address the economic effects of the COVID-19 pandemic.

•
Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration's (“SBA’s”) Paycheck Protection Program (“PPP”). The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. As of the filing date, the Banks have obtained SBA approval for 2,923 PPP loans totaling $589 million. All PPP loans have been funded. PPP loans are fully guaranteed by the U.S. government, have a two-year term and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company began participating in the PPPLF in April 2020.

•
Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of the filing date, the banks have granted 5,293 short-term deferments on loan balances of $1.5 billion, which represented 21% of total loan balances as of March 31, 2020. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

•
CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with ASU 2016-13, including CECL, from the date of the law’s enactment until the earlier of the end of the national emergency or December 31, 2020. On March 27, 2020, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued an interim final rule that allows banking organizations that are required to adopt CECL this year to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the CARES Act and interim final rule is in addition to the three-year transition period already in place. The Company adopted CECL effective January 1, 2020.

•
Reduction of the Community Bank Leverage Ratio. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

•
Revival of Bank Debt Guarantee Program. The CARES Act amends the Dodd-Frank Act to provide the FDIC with the authority to guarantee bank-issued debt and noninterest-bearing transaction accounts that exceed the FDIC's $250,000 limit through December 31, 2020. The FDIC has discretion to determine whether and how to exercise this authority.

•
Forbearance. The CARES Act codifies in part guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

•
Moratorium on Negative Credit Reporting. Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; continued deterioration in general business and economic conditions on a national basis and in the local markets in which the Banks operate; continued turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other filings submitted to the Securities and Exchange Commission ("SEC"). Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); and Brookline Securities Corp. As previously disclosed, the merger of First Ipswich Bank into Brookline Bank was completed in the first quarter of 2020.
As a commercially-focused financial institution with 51 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, 27.8% of which is in the greater New York and New Jersey metropolitan area and 72.2% of which is in other areas in the United States of America as of March 31, 2020.
The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company’s customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus their efforts on developing and deepening long-term banking relationships with qualified customers through a full complement of products, excellent customer service, and strong risk management.
The Company manages the Banks under a uniform strategic objective, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally enhances management's motivation, service levels and, as a consequence, the Company's financial results. As such, while most back-office functions are consolidated at the holding company level, branding and decision-making, including credit decisions and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the

Banks’ commercial, business and retail bankers. These credit decisions, at the local level, are executed through corporate policies overseen by the Company's credit department.
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
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Excess deposits that were insured by the DIF on July 31, 2019 will continue to be insured by the DIF until July 31, 2020.  Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”
Regulatory Developments - The CARES Act
On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

•
Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the SBA’s PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. As of the filing date, Brookline Bank and Bank Rhode Island have obtained SBA approval for 2,923 PPP loans totaling $589 million. All PPP loans have been funded. PPP loans are fully guaranteed by the U.S. government, have a two-year term and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The PPPLF will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program.

•
Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of the filing date, the Banks have granted approximately 5,293 short-term deferments on loan balances of $1.5 billion, which represented 21% of total loan balances as of March 31, 2020. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

•
CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with ASU 2016-13, including CECL, from the date of the law’s enactment until the earlier of the end of the national emergency or December 31, 2020. On March 27, 2020, the FRB, the FDIC and the Office of the Comptroller of the Currency issued an interim final rule that allows banking organizations that are required to adopt CECL this year to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the

CARES Act and interim final rule is in addition to the three-year transition period already in place, however the Company adopted CECL effective January 1, 2020.

•
Reduction of the Community Bank Leverage Ratio. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter.

•
Revival of Bank Debt Guarantee Program. The CARES Act amends the Dodd-Frank Act to provide the FDIC with the authority to guarantee bank-issued debt and noninterest-bearing transaction accounts that exceed the FDIC's $250,000 limit through December 31, 2020. The FDIC has discretion to determine whether and how to exercise this authority.

•
Forbearance. The CARES Act codifies in part guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

•
Moratorium on Negative Credit Reporting. Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.

Massachusetts COVID-19 Emergency Legislation
On April 20, 2020, legislation enacted in Massachusetts in response to the COVID-19 emergency declared by Governor Baker was signed into law by the Governor. The legislation establishes a temporary moratorium on foreclosures on one- to four-family, owner occupied residential real estate in Massachusetts. The legislation also requires a creditor to grant to a borrower of a mortgage loan secured by one- to four-family, owner occupied residential real estate in Massachusetts a forbearance of up to 180 days, if requested by the borrower, who must affirm that the borrower has experienced a financial impact from the COVID-19 pandemic. A borrower is entitled to request a forbearance while the legislation is in effect even if the borrower is already in default. In connection with a forbearance, a creditor may not charge fees, penalties or interest beyond the amounts scheduled and calculated as if the borrower made all contractual payments on time and in full under the terms of the relevant loan agreement. The legislation specifies that a payment subject to forbearance shall be added to the end of the term of the loan unless otherwise agreed by the parties. The legislation also prohibits a creditor from furnishing negative information to a consumer reporting agency related to mortgage payments subject to forbearance. Because the legislation was enacted on an emergency basis, it went into effect immediately upon being signed into law. The legislation provides that the temporary moratorium on foreclosures expires 120 days after the effective date of the legislation, which is August 18, 2020, or 45 days after the COVID-19 emergency declaration has been lifted, whichever is sooner. The Governor may extend the moratorium in increments of up 90 days as long as the moratorium ends not later than 45 days after the COVID-19 emergency declaration has been lifted. A borrower may request a forbearance under the legislation at any time while the foreclosure moratorium is in effect.

Selected Financial Data
The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$(0.22)	$0.28	$0.28	$0.26	$0.28
Earnings per share - Diluted	(0.22)	0.28	0.28	0.26	0.28
Book value per share (end of period)	11.57	11.87	11.70	11.53	11.30
Tangible book value per share (end of period) (1)	9.49	9.80	9.63	9.45	9.22
Dividends paid per common share	0.115	0.115	0.110	0.110	0.105
Stock price (end of period)	11.28	16.46	14.73	15.38	14.40

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.31%	3.43%	3.45%	3.55%	3.64%
Return on average assets	(0.87)%	1.13%	1.17%	1.08%	1.21%
Return on average tangible assets (1)	(0.89)%	1.15%	1.19%	1.11%	1.24%
Return on average stockholders' equity	(7.30)%	9.42%	9.74%	8.98%	10.14%
Return on average tangible stockholders' equity (1)	(8.84)%	11.42%	11.85%	10.98%	12.48%
Dividend payout ratio (1)	(53.10)%	41.35%	38.88%	42.87%	37.28%
Efficiency ratio (3)	57.36%	54.15%	56.48%	56.09%	55.83%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.13%	0.10%	0.02%	0.19%	0.13%
Nonperforming loans and leases as a percentage of total loans and leases	0.57%	0.29%	0.33%	0.33%	0.36%
Nonperforming assets as a percentage of total assets	0.49%	0.28%	0.30%	0.30%	0.36%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.66%	0.91%	0.89%	0.90%	0.91%

CAPITAL RATIOS
Stockholders' equity to total assets	10.78%	12.04%	11.83%	12.03%	11.98%
Tangible equity ratio (1)	9.02%	10.15%	9.94%	10.08%	9.99%

FINANCIAL CONDITION DATA
Total assets	$8,461,591	$7,856,853	$7,878,436	$7,636,980	$7,519,130
Total loans and leases	6,822,527	6,737,816	6,646,821	6,505,329	6,388,197
Allowance for loan and lease losses	113,181	61,082	59,135	58,635	58,041
Investment securities available-for-sale	761,539	498,995	467,339	482,497	489,020
Investment securities held-to-maturity	—	86,780	95,163	103,572	113,694
Equity securities held-for-trading	2,558	3,581	4,581	4,698	4,341
Goodwill and identified intangible assets	164,514	164,850	165,270	165,691	166,111
Total deposits	5,889,938	5,830,072	5,729,339	5,622,493	5,620,633
Total borrowed funds	1,291,804	902,749	986,405	930,764	866,005
Stockholders' equity	912,568	945,606	932,311	918,468	900,572

					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$61,712	$63,931	$63,236	$63,134	$62,999
Provision for credit losses	54,114	3,602	871	3,757	1,353
Non-interest income	9,328	7,756	7,929	7,478	6,630
Non-interest expense	40,748	38,815	40,191	39,604	38,871
Net (loss) income	(17,276)	22,183	22,596	20,471	22,467
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $8.5 billion as of March 31, 2020 increased $604.7 million, or 30.8% on an annualized basis, from December 31, 2019. The increase was primarily driven by growth in cash and cash equivalents, investment securities, and the loan portfolio.
Total loans and leases as of March 31, 2020 increased $84.7 million, or 5.0% on an annualized basis, to $6.8 billion from December 31, 2019. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.6 billion, or 81.9% of total loans and leases, as of March 31, 2020, an increase of $81.1 million, or 5.9% on an annualized basis, from $5.5 billion, or 81.7% of total loans and leases, as of December 31, 2019.
Cash and cash equivalents as of March 31, 2020 increased $263.0 million, or 1,352.2% on an annualized basis, to $340.8 million from December 31, 2019. Investment securities as March 31, 2020 increased $174.7 million, or 118.6% on annualized basis, to $764.1 million from December 31, 2019.
Total deposits of $5.9 billion as of March 31, 2020 increased $59.9 million, or 4.1% on an annualized basis, from December 31, 2019. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $3.9 billion, or 65.6% of total deposits as of March 31, 2020, an increase of $57.9 million, or 6.1% on an annualized basis from $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Certificate of deposit balances totaled $2.0 billion, or 34.4% of total deposits as of March 31, 2020, an increase of $2.0 million, or 0.4% on an annualized basis from $2.0 billion, or 34.7% of total deposits, as of December 31, 2019.
Total borrowed funds as of March 31, 2020 increased $389.1 million, or 172.4% on an annualized basis, to $1.3 billion from December 31, 2019.
Asset Quality
Nonperforming assets as of March 31, 2020 totaled $41.1 million, or 0.49% of total assets, compared to $22.1 million, or 0.28% of total assets, as of December 31, 2019. Net charge-offs for the three months ended March 31, 2020 were $2.2 million, or 0.13% of average loans and leases on an annualized basis, compared to $2.1 million, or 0.13% of average loans and leases on an annualized basis, for the three months ended March 31, 2019.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.66% as of March 31, 2020, compared to 0.91% as of December 31, 2019. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.42% as of March 31, 2020, compared to 11.44% as of December 31, 2019. The Company's Tier 1 leverage ratio was 9.54% as of March 31, 2020, compared to 10.28% as of December 31, 2019. As of March 31, 2020, the Company's Tier 1 risk-based capital ratio was 10.55%, compared to 11.58% as of December 31, 2019. The Company's Total risk-based capital ratio was 12.86% as of March 31, 2020, compared to 13.59% as of December 31, 2019.

The Company's ratio of stockholders' equity to total assets was 10.78% and 12.04% as of March 31, 2020 and December 31, 2019, respectively. The Company's tangible equity ratio was 9.02% and 10.15% as of March 31, 2020 and December 31, 2019, respectively.
Net Income (Loss)
For the three months ended March 31, 2020, the Company reported a net loss of $(17.3) million, or $(0.22) per basic and diluted share, a decrease of $39.7 million, from net income of $22.5 million, or $0.28 per basic and diluted share for the three months ended March 31, 2019. This net loss is primarily the result of an increase in the provision for credit losses of $52.8 million, a decrease in net interest income of $1.3 million, and an increase in non-interest expense of $1.9 million, partially offset by an increase in non-interest income of $2.7 million and a decrease in the provision for income taxes of $13.4 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was (0.87)% for the three months ended March 31, 2020, compared to 1.21% for the three months ended March 31, 2019. The annualized return on average stockholders' equity was (7.30)% for the three months ended March 31, 2020, compared to 10.14% for the three months ended March 31, 2019.
The net interest margin was 3.31% for the three months ended March 31, 2020, down from 3.64% for the three months ended March 31, 2019. The decrease in the net interest margin is a result of a decrease in the yield on interest-earning assets of 38 basis points to 4.46% for the three months ended March 31, 2020 from 4.84% for the three months ended March 31, 2019, partially offset by a decrease of 10 basis points in the Company's overall cost of funds to 1.29% for the three months ended March 31, 2020 from 1.39% for the three months ended March 31, 2019.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2019 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, income tax accounting, and valuation of deferred tax assets as the Company’s most critical accounting policies.

As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company updated its critical accounting policy for the allowance of credit losses on loans. The updates in this standard replace the incurred loss impairment methodology in current GAAP with the CECL methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate loan losses over the life of the loan. See Note 5: "Allowance for Loan and Lease Losses" for further discussion on the new policy and processes.

Recent Accounting Developments

In March 2020, the FASB issued ASU 2020-04, " Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients provided that those elections are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31,2022 and do not apply to contract modifications made after December 31, 2022. The Company has not yet adopted the amendments in this update and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact to the Company.

In August 2018, FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General

(Subtopic 715-20)" ("ASU 2018-14"), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of March 31, 2020.

Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible equity ratio, tangible book value per share, and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Net (loss) income, as reported	$(17,276)	$22,467
Less:
Security gains (after-tax)	964	103
Operating earnings	$(18,240)	$22,364

Basic earnings per share, as reported	$(0.22)	$0.28
Less:
Security gains (after-tax)	0.01	—
Basic operating earnings per share	$(0.23)	$0.28

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in Thousands)
Operating (loss) earnings	$(18,240)	$22,082	$23,528	$20,203	$22,364

Average total assets	$7,965,826	$7,860,593	$7,746,492	$7,571,396	$7,434,038
Less: Average goodwill and average identified intangible assets, net	164,701	165,071	165,493	165,914	166,327
Average tangible assets	$7,801,125	$7,695,522	$7,580,999	$7,405,482	$7,267,711

Return on average assets (annualized)	(0.87)%	1.13%	1.17%	1.08%	1.21%
Less:
Security gains (losses)	0.05%	0.01%	—%	0.01%	0.01%
Add:
Merger and restructuring-related expenses	—%	—%	0.04%	—%	—%
Operating return on average assets (annualized)	(0.92)%	1.12%	1.21%	1.07%	1.20%

Return on average tangible assets (annualized)	(0.89)%	1.15%	1.19%	1.11%	1.24%
Less:
Security gains (losses)	0.05%	0.01%	—%	0.02%	0.01%
Add:
Merger and restructuring-related expenses	—%	—%	0.05%	—%	—%
Operating return on average tangible assets (annualized)	(0.94)%	1.15%	1.24%	1.09%	1.23%

Average total stockholders' equity	$946,138	$941,891	$928,063	$911,824	$886,639
Less: Average goodwill and average identified intangible assets, net	164,701	165,071	165,493	165,914	166,327
Average tangible stockholders' equity	$781,437	$776,820	$762,570	$745,910	$720,312

Return on average stockholders' equity (annualized)	(7.30)%	9.42%	9.74%	8.98%	10.14%
Less:
Security gains (losses)	0.41%	0.04%	(0.04)%	0.12%	0.05%
Add:
Merger and restructuring-related expenses	—%	—%	0.36%	—%	—%
Operating return on average stockholders' equity (annualized)	(7.71)%	9.38%	10.14%	8.86%	10.09%

					(Continued)

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	(8.84)%	11.42%	11.85%	10.98%	12.48%
Less:
Security gains (losses)	0.49%	0.05%	(0.05)%	0.15%	0.06%
Add:
Merger and restructuring-related expenses	—%	—%	0.44%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	(9.33)%	11.37%	12.34%	10.83%	12.42%

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in Thousands)
Net (loss) income, as reported	$(17,276)	$22,183	$22,596	$20,471	$22,467

Average total assets	$7,965,826	$7,860,593	$7,746,492	$7,571,396	$7,434,038
Less: Average goodwill and average identified intangible assets, net	164,701	165,071	165,493	165,914	166,327
Average tangible assets	$7,801,125	$7,695,522	$7,580,999	$7,405,482	$7,267,711

Return on average tangible assets (annualized)	(0.89)%	1.15%	1.19%	1.11%	1.24%

Average total stockholders' equity	$946,138	$941,891	$928,063	$911,824	$886,639
Less: Average goodwill and average identified intangible assets, net	164,701	165,071	165,493	165,914	166,327
Average tangible stockholders' equity	$781,437	$776,820	$762,570	$745,910	$720,312

Return on average tangible stockholders' equity (annualized)	(8.84)%	11.42%	11.85%	10.98%	12.48%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in Thousands)
Total stockholders' equity	$912,568	$945,606	$932,311	$918,468	$900,572
Less: Goodwill and identified intangible assets, net	164,514	164,850	165,270	165,691	166,111
Tangible stockholders' equity	$748,054	$780,756	$767,041	$752,777	$734,461

Total assets	$8,461,591	$7,856,853	$7,878,436	$7,636,980	$7,519,130
Less: Goodwill and identified intangible assets, net	164,514	164,850	165,270	165,691	166,111
Tangible assets	$8,297,077	$7,692,003	$7,713,166	$7,471,289	$7,353,019

Tangible equity ratio	9.02%	10.15%	9.94%	10.08%	9.99%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in Thousands)
Tangible stockholders' equity	$748,054	$780,756	$767,041	$752,777	$734,461

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	5,862,811	5,003,127	5,003,127	5,025,764	5,020,025
Unallocated ESOP	72,441	79,548	92,337	98,208	104,079
Unvested restricted stock	395,085	406,450	407,784	377,122	390,636
Common shares outstanding	78,846,835	79,688,047	79,673,924	79,676,078	79,662,432

Tangible book value per share	$9.49	$9.80	$9.63	$9.45	$9.22

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in Thousands)
Dividends paid	$9,173	$9,173	$8,786	$8,775	$8,375

Net (loss) income, as reported	$(17,276)	$22,183	$22,596	$20,471	$22,467

Dividend payout ratio	(53.10)%	41.35%	38.88%	42.87%	37.28%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At March 31, 2020		At December 31, 2019
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,526,923	37.0%	$2,491,011	37.0%
Multi-family mortgage	963,273	14.1%	932,163	13.8%
Construction	271,962	4.0%	246,048	3.7%
Total commercial real estate loans	3,762,158	55.1%	3,669,222	54.5%
Commercial loans and leases:
Commercial	719,208	10.5%	729,502	10.8%
Equipment financing	1,055,053	15.5%	1,052,408	15.6%
Condominium association	52,605	0.8%	56,838	0.8%
Total commercial loans and leases	1,826,866	26.8%	1,838,748	27.2%
Consumer loans:
Residential mortgage	810,186	11.9%	814,245	12.1%
Home equity	388,550	5.7%	376,819	5.6%
Other consumer	34,767	0.5%	38,782	0.6%
Total consumer loans	1,233,503	18.1%	1,229,846	18.3%
Total loans and leases	6,822,527	100.0%	6,737,816	100.0%
Allowance for loan and lease losses	(113,181)		(61,082)
Net loans and leases	$6,709,346		$6,676,734

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2020:

	At March 31, 2020	At December 31, 2019	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,762,158	$3,669,222	$92,936	10.1%
Commercial	1,826,866	1,838,748	(11,882)	-2.6%
Consumer	1,233,503	1,229,846	3,657	1.2%
Total loans and leases	$6,822,527	$6,737,816	$84,711	5.0%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of March 31, 2020, there were 2 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $107.3 million, or 1.32% of total loans and commitments, as of March 31, 2020. As of December 31, 2019, there were 3 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $194.3 million, or 2.40% of total loans and commitments, as of December 31, 2019.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 55.1% of total loans and leases outstanding as of March 31, 2020.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($927.7 million), office buildings ($722.8 million), retail stores ($606.2 million), industrial properties ($451.2 million), mixed-use properties ($323.1 million), lodging services ($148.5 million) and food services ($61.7 million) as of March 31, 2020. At that date, approximately 97.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 26.8% of total loans outstanding as of March 31, 2020.
The Company's commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($638.0 million), transportation services ($376.8 million), food services ($152.2 million), recreation services ($116.0 million), manufacturing ($101.4 million), retail ($87.4 million), and rental and leasing services ($90.0 million) as of March 31, 2020.
The Company provides commercial banking services to companies in its market area. Approximately 45.3% of the commercial loans outstanding as of March 31, 2020 were made to borrowers located in New England. The remaining 54.7% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such the SBA as the in both the 7A program and as an SBA preferred lender.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 24.3% of the commercial loans outstanding in the equipment financing division were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 18.1% of total loans outstanding as of March 31, 2020. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2020, other consumer loans equaled $34.8 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2020, the Company had $62.8 million of total assets that were designated as criticized. This compares to $67.2 million of assets designated as criticized as of December 31, 2019. The decrease of $4.4 million in criticized assets was primarily due to the pay-off of a criticized commercial loan and an upgrade to pass risk rating of another commercial loan, partially offset by loans becoming criticized during the first three months of 2020.
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
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Prior to the adoption of ASC 326, loans categorized as ASC 310-30 accrued regardless of past due status. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved.
In cases where a borrower experiences financial difficulties and the Company makes or reasonably expects to make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
As of March 31, 2020, the Company had nonperforming assets of $41.1 million, representing 0.49% of total assets, compared to nonperforming assets of $22.1 million, or 0.28% of total assets as of December 31, 2019. The increase in nonperforming assets was primarily driven by the inclusion of $9.7 million of ASC 310-30 loans previously categorized in nonperforming assets and one commercial relationship of $8.5 million that was placed on nonaccrual status, partially offset by a decrease in other repossessed assets during first three months of 2020.
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

Past Due and Accruing
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. Prior to the adoption of ASC 326, loans categorized as ASC 310-30 accrued regardless of past due status. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least 6 consecutive months of performance has been achieved.
As of March 31, 2020, the Company had loans and leases greater than 90 days past due and accruing of $1.0 million, or 0.02% of total loans and leases, compared to $10.1 million, or 0.15% of total loans and leases, as of December 31, 2019, representing a decrease of $9.1 million. The decrease in past due and accruing loans was primarily due to $9.1 million of past due and accruing acquired loans previously accounted for under ASC 310-30, which are now disclosed as being on non-accrual status.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$10,937	$2,845
Multi-family mortgage	85	84
Total commercial real estate loans	11,022	2,929

Commercial	12,991	4,909
Equipment financing	10,356	9,822
Condominium association	203	151
Total commercial loans and leases	23,550	14,882

Residential mortgage	3,446	753
Home equity	1,059	896
Other consumer	7	1
Total consumer loans	4,512	1,650

Total nonaccrual loans and leases	39,084	19,461

Other repossessed assets	2,038	2,631
Total nonperforming assets	$41,122	$22,092

Loans and leases past due greater than 90 days and accruing	$1,045	$10,109
Total delinquent loans and leases 61-90 days past due	17,225	4,978
Restructured loans and leases not included in nonperforming assets	16,480	17,076

Total nonperforming loans and leases as a percentage of total loans and leases	0.57%	0.29%
Total nonperforming assets as a percentage of total assets	0.49%	0.28%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.25%	0.07%

Troubled Debt Restructuring Loans and Leases
Total TDR loans decreased by $0.9 million to $22.3 million at March 31, 2020 from $23.2 million at December 31, 2019. The decrease primarily resulted from the payments of TDR loans during the first three months of 2020.
As of March 31, 2020, total TDR loans included $9.6 million of commercial loans, $5.1 million of equipment financing loans and leases, $2.2 million of residential mortgage loans, $2.0 million of home equity loans, $1.7 million of commercial real estate loans, $1.5 million of construction loans, and $0.1 million of multi-family mortgage loans. As of December 31, 2019, total TDR loans included $9.0 million of commercial loans, $5.6 million of equipment financing loans and leases, $2.1 million of residential mortgage loans, $1.9 million of home equity loans, $1.7 million of commercial real estate loans, $2.9 million of construction loans and $0.1 million of multi-family mortgage loans. A TDR loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$16,480	$17,076
On nonaccrual	5,819	6,104
Total troubled debt restructurings	$22,299	$23,180

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Balance at beginning of period	$23,180	$20,941
Additions	497	17,643
Net charge-offs	(140)	(878)
Repayments	(1,238)	(1,566)
Balance at end of period	$22,299	$36,140

Allowances for Credit Losses
The allowance for credit losses consists of general and specific allowances and reflects management's estimate of expected loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for credit losses on a quarterly basis. Management continuously evaluates and challenges inputs and assumptions in the allowance for credit losses.
While management evaluates currently available information in establishing the allowance for credit losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for credit losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance credit losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation is extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2020 and 2019.

	At and for the Three Months Ended March 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Charge-offs	—	(2,527)	(12)	(2,539)
Recoveries	—	247	58	305
Provision for loan and lease losses	40,200	6,900	601	47,701
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181

Total loans and leases	$3,762,158	$1,826,866	$1,233,503	$6,822,527
Total allowance for loan and lease losses as a percentage of total loans and leases	2.18%	1.47%	0.34%	1.66%

	At and for the Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(2,512)	(30)	(2,542)
Recoveries	—	388	53	441
Provision for loan and lease losses	162	1,081	207	1,450
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041

Total loans and leases	$3,410,468	$1,786,582	$1,191,147	$6,388,197
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.36%	0.46%	0.91%

Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. As of January 1, 2020, the Company increased the allowance for loan and lease losses by $6.6 million due to CECL which requires the inclusion of the credit losses over the expected life of the loans, as well as consideration of the risks based on the current conditions and reasonable and supportable forecasts about the future.
At March 31, 2020, the allowance for loan and lease losses increased to $113.2 million, or 1.66% of total loans and leases outstanding, as a result of the latest available forecast of economic effect of the COVID-19 pandemic on the Company's loan and lease portfolios. This compared to an allowance for loan and lease losses of $61.1 million, or 0.91% of total loans and leases outstanding, as of December 31, 2019. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
Net charge-offs in the loans and leases for the three months ended March 31, 2020 and March 31, 2019 were $2.2 million and $2.1 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended March 31, 2020 and March 31, 2019 were 0.13% and 0.13%, respectively.
Management believes that the allowance for loan and lease losses as of March 31, 2020 is appropriate.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2020			At December 31, 2019
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$47,090	41.7%	37.0%	$21,519	35.3%	37.0%
Multi-family mortgage	21,472	19.0%	14.1%	6,436	10.5%	13.8%
Construction	13,617	12.0%	4.0%	2,330	3.8%	3.7%
Total commercial real estate loans	82,179	72.7%	55.1%	30,285	49.6%	54.5%
Commercial	11,140	9.8%	10.5%	12,849	21.0%	10.8%
Equipment financing	15,524	13.7%	15.5%	11,595	19.0%	15.6%
Condominium association	110	0.1%	0.8%	382	0.6%	0.8%
Total commercial loans and leases	26,774	23.6%	26.8%	24,826	40.6%	27.2%
Residential mortgage	1,638	1.4%	11.9%	3,717	6.1%	12.1%
Home equity	2,394	2.1%	5.7%	2,132	3.5%	5.6%
Other consumer	196	0.2%	0.5%	122	0.2%	0.6%
Total consumer loans	4,228	3.7%	18.1%	5,971	9.8%	18.3%
Total	$113,181	100.0%	100.0%	$61,082	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $437.8 million, or 262.4% on an annualized basis, to $1.1 billion as of March 31, 2020 from $667.1 million as of December 31, 2019. The increase was driven by increases in total cash, cash equivalents and investment securities. Cash, cash equivalents, and investment securities were 13.1% of total assets as of March 31, 2020, compared to 8.5% of total assets at December 31, 2019.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2020		At December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$231,779	$237,817	$182,922	$185,803
GSE CMOs	62,391	63,527	87,001	85,932
GSE MBSs	319,088	328,498	153,049	153,343
SBA commercial loan asset- backed securities	1	1	34	34
Municipal obligations	44,976	45,618	—	—
Corporate debt obligations	25,389	25,959	28,484	28,986
U.S. Treasury bonds	55,776	59,634	44,675	44,897
Foreign government obligations	$500	$485
Total investment securities available-for-sale	$739,900	$761,539	$496,165	$498,995
Investment securities held-to-maturity:
GSE debentures	$—	$—	$31,228	$31,290
GSE MBSs	—	—	9,360	9,279
Municipal obligations	—	—	45,692	46,514
Foreign government obligations	—	—	500	478
Total investment securities held-to-maturity	$—	$—	$86,780	$87,561
Equity securities held-for-trading		$2,558		$3,581

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $25.5 million for the three months ended March 31, 2020 compared to $19.9 million for the same period in 2019. For the three months ended March 31, 2020, the Company sold $86.4 million of investment securities available for sale , compared to none for the same period in 2019. For the three months ended March 31, 2020, the Company purchased $273.3 million of investment securities available-for-sale, compared to none for the same period in 2019.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $6.3 million for the three months ended March 31, 2020 compared to $1.5 million for the same period in 2019. There were no sales of investment securities held-to-maturity for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, the Company did not purchase any investment securities held-to-maturity, compared to $0.5 million in purchases of investment securities held-to-maturity for the same period in 2019. During the three months ended March 31, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.
As of March 31, 2020, the fair value of all investment securities available-for-sale was $761.5 million and carried a total of $21.6 million of net unrealized gains, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of March 31, 2020, $58.8 million, or 7.7%, of the portfolio, had gross unrealized losses of $0.3 million. This compares to $205.6 million, or 41.2%, of the portfolio with gross unrealized losses of $1.8 million as of December 31, 2019. The Company's unrealized gain position has increased in 2020 driven by lower long-term interest rates.
As of December 31, 2019, the fair value of all investment securities held-to-maturity was $87.6 million and net unrealized gains of $0.8 million. As of December 31, 2019, $22.3 million, or 25.5%, of the portfolio had gross unrealized losses of $0.2 million.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2020, the excess balance of capital stock was $0.4 million, as compared to a $0.7 million excess balance as of December 31, 2019.
As of March 31, 2020, the Company owned stock in the FHLBB with a carrying value of $50.1 million, an increase of $14.6 million from $35.5 million as of December 31, 2019. As of March 31, 2020, the FHLBB had total assets of $68.9 billion and total capital of $3.5 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2020 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2019.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of March 31, 2020, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.1 million, unchanged from December 31, 2019.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange. As of March 31, 2020, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2019.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2020			At December 31, 2019
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,175,329	20.0%	—%	$1,141,578	19.6%	—%
Interest-bearing deposits:
NOW accounts	361,854	6.1%	0.11%	371,380	6.4%	0.11%
Savings accounts	653,026	11.1%	0.31%	613,467	10.5%	0.46%
Money market accounts	1,676,092	28.5%	0.59%	1,682,005	28.9%	1.15%
Certificate of deposit accounts	2,023,637	34.4%	2.15%	2,021,642	34.7%	2.26%
Total interest-bearing deposits	4,714,609	80.0%	1.19%	4,688,494	80.4%	1.46%
Total deposits	$5,889,938	100.0%	0.95%	$5,830,072	100.0%	1.17%

Total deposits increased $59.9 million to $5.9 billion as of March 31, 2020, compared to $5.8 billion as of December 31, 2019. Deposits as a percentage of total assets decreased to 69.6% as of March 31, 2020, compared to 74.2% as of December 31, 2019.

As of March 31, 2020, the Company had $354.1 million of brokered deposits compared to $349.9 million as of December 31, 2019. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.

Brokered deposits are included in the certificate of deposit balance, which increased $2.0 million during the three months ended March 31, 2020. Certificates of deposit have also decreased as a percentage of total deposits to 34.4% as of March 31, 2020 from 34.7% as of December 31, 2019.

During the three months ended March 31, 2020, core deposits increased $57.9 million. The ratio of core deposits to total deposits increased from 65.3% as of December 31, 2019 to 65.6% as of March 31, 2020, primarily due to the shift in deposit mix and increase in certificate of deposit accounts.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,134,314	19.4%	—%	$1,026,970	18.6%	—%
NOW accounts	359,641	6.2%	0.13%	334,167	6.1%	0.17%
Savings accounts	626,945	10.7%	0.41%	626,414	11.4%	0.39%
Money market accounts	1,678,649	28.7%	1.02%	1,676,199	30.4%	1.28%
Total core deposits	3,799,549	65.1%	0.53%	3,663,750	66.5%	0.66%
Certificate of deposit accounts	2,040,903	34.9%	2.22%	1,844,511	33.5%	2.18%
Total deposits	$5,840,452	100.0%	1.11%	$5,508,261	100.0%	1.16%

As of March 31, 2020 and December 31, 2019, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At March 31, 2020		At December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$209,959	2.20%	$198,279	2.23%
Over six months through 12 months	187,300	2.37%	174,154	2.43%
Over 12 months	158,410	2.37%	185,078	2.56%
Total certificate of deposit of $250,000 or more	$555,669	2.30%	$557,511	2.40%

Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$947,123	$927,593
Maximum amount outstanding at any month-end during the period	1,291,804	987,835
Balance outstanding at end of period	1,291,804	866,005
Weighted average interest rate for the period	2.33%	2.65%
Weighted average interest rate at end of period	1.76%	2.72%
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
FHLBB borrowings increased by $379.0 million to $1.1 billion as of March 31, 2020 from the December 31, 2019 balance of $758.5 million. The increase in FHLBB borrowings was primarily due to an increase in new advances from the FHLBB to support asset growth.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 25, 2020	$4,832	$4,826
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 16, 2020	4,747	4,739
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,051	74,026
			Total	$83,630	$83,591

The above carrying amounts of the subordinated debentures included $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of March 31, 2020. This compares to $0.4 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of December 31, 2019.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $13.1 million to $55.7 million as of March 31, 2020 from $42.7 million as of December 31, 2019.
The Company has access to a $12.0 million committed line of credit as of March 31, 2020. As of March 31, 2020, the Company had $5 million outstanding of borrowings on this committed line of credit outstanding as compared to December 31, 2019, when the company had no borrowings on this outstanding committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $568.0 million. As of March 31, 2020, the Company had $10.0 million borrowings on outstanding uncommitted lines of credit as compared to $18.0 million as of December 31, 2019.
Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2020 or December 31, 2019.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2020 and December 31, 2019:

	At March 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,231,096	$1,101,193
Pay fixed, receive variable	1,231,096	1,101,193
Risk participation-out agreements	233,846	235,693
Risk participation-in agreements	49,279	55,281
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,422	$1,125
Sells foreign currency, buys U.S. currency	1,530	1,230
Fixed weighted average interest rate from the Company to counterparty	3.32%	3.54%
Floating weighted average interest rate from counterparty to the Company	2.51%	2.88%
Weighted average remaining term to maturity (in months)	90	91
Fair value:
Recognized as an asset:
Loan level derivatives	$154,761	$59,365
Risk participation-out agreements	2,473	1,229
Foreign exchange contracts	224	54
Recognized as a liability:
Loan level derivatives	$154,761	$59,365
Risk participation-in agreements	432	283
Foreign exchange contracts	200	53

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $912.6 million as of March 31, 2020, representing a $33.0 million decrease compared to $945.6 million at December 31, 2019. The decrease primarily reflects net loss attributable to the Company of $(17.3) million for the three months ended March 31, 2020, a reduction to retained earnings of $11.5 million due to the CECL implementation, $10.4 million due to repurchase shares of treasury stock and dividends paid by the Company of $9.2 million, partially offset by unrealized gain on securities available-for-sale of $14.7 million.
Stockholders' equity represented 10.78% of total assets as of March 31, 2020 and 12.04% of total assets as of December 31, 2019. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.02% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2020 and 10.15% as of December 31, 2019.
On December 4, 2019, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020 and ending on December 31, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10 million bringing the total authorized amount to $20 million. Subsequently, as previously disclosed, the Company suspended the stock repurchase program effective as of March 24, 2020. As of March 31, 2020, the Company has repurchased 848,319 shares at a weighted average price of $12.27. In 2019, 103,758 shares of the Company's common stock were repurchased by the Company.
The dividend payout ratio was 53.10% for the three months ended March 31, 2020, compared to 37.28% for the same period in 2019.
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
Because the Company's assets and liabilities are not identical in duration and in repricing dates, the differential between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest-rate risk." How interest-rate risk is measured and, once measured, how much interest-rate risk is taken on, are based on numerous assumptions and other subjective judgments. See the discussion in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
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
Net Interest Income
Net interest income decreased $1.3 million to $61.7 million for the three months ended March 31, 2020 from $63.0 million for the three months ended March 31, 2019. This decrease reflects a $1.1 million decrease in interest income on loans and leases and a $0.5 million decrease in interest income on investment securities, partially offset by a $0.3 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended

March 31, 2020 and March 31, 2019 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2020 and March 31, 2019 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 33 basis points to 3.31% for the three months ended March 31, 2020 from 3.64% for the three months ended March 31, 2019. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.71% for the three months ended March 31, 2020 from 5.09% for the three months ended March 31, 2019. Interest amortization and accretion on acquired loans totaled $0.1 million and contributed 1 basis point to loan yields during both the three months ended March 31, 2020 and 2019. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs decreased at a slower pace due to market competition and shifting demand for non- maturity versus time deposits.
The yield on interest-earning assets decreased to 4.46% for the three months ended March 31, 2020 from 4.84% for the three months ended March 31, 2019. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the three months ended March 31, 2020, the Company recorded $0.8 million in prepayment penalties and late charges, which contributed 4 basis points to yields on interest-earning assets in the three months ended March 31, 2020, compared to $1.1 million, or 6 basis points, for the three months ended March 31, 2019.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 10 basis points to 1.29% for the three months ended March 31, 2020 from 1.39% for the three months ended March 31, 2019. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. Since the end of 2016, short term interest rates have risen while at the same time net interest income, net interest spread, and net interest margin have also increased. During the first quarter of 2020 interest rates declined sharply in response to the economic impact of the COVID-19 pandemic. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2020 and March 31, 2019. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$605,885	$3,024	2.00%	$608,194	$3,289	2.16%
Marketable and restricted equity securities	58,881	786	5.33%	60,389	920	6.10%
Short-term investments	84,309	209	0.99%	33,034	267	3.23%
Total investments	749,075	4,019	2.15%	701,617	4,476	2.55%
Commercial real estate loans (2)	3,697,011	40,468	4.33%	3,376,576	40,019	4.74%
Commercial loans (2)	783,309	8,328	4.21%	792,695	9,603	4.85%
Equipment financing (2)	1,052,846	18,946	7.20%	988,193	17,985	7.28%
Residential mortgage loans (2)	810,583	7,934	3.92%	778,325	8,123	4.17%
Other consumer loans (2)	417,815	3,955	3.79%	408,177	5,051	5.01%
Total loans and leases	6,761,564	79,631	4.71%	6,343,966	80,781	5.09%
Total interest-earning assets	7,510,639	83,650	4.46%	7,045,583	85,257	4.84%
Allowance for loan and lease losses	(68,581)			(58,749)
Non-interest-earning assets	523,768			447,204
Total assets	$7,965,826			$7,434,038
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$359,641	116	0.13%	$334,167	142	0.17%
Savings accounts	626,945	643	0.41%	626,414	597	0.39%
Money market accounts	1,678,649	4,241	1.02%	1,676,199	5,275	1.28%
Certificate of deposit	2,040,903	11,240	2.22%	1,844,511	9,934	2.18%
Total interest-bearing deposits (3)	4,706,138	16,240	1.39%	4,481,291	15,948	1.44%
Advances from the FHLBB	772,462	4,097	2.10%	755,542	4,610	2.44%
Subordinated debentures and notes	83,609	1,284	6.14%	83,451	1,308	6.27%
Other borrowed funds	91,052	189	0.84%	88,600	221	1.01%
Total borrowed funds	947,123	5,570	2.33%	927,593	6,139	2.65%
Total interest-bearing liabilities	5,653,261	21,810	1.55%	5,408,884	22,087	1.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,134,314			1,026,970
Other non-interest-bearing liabilities	232,113			111,174
Total liabilities	7,019,688			6,547,028
Brookline Bancorp, Inc. stockholders' equity	946,138			886,639
Noncontrolling interest in subsidiary	—			371
Total liabilities and stockholders' equity	$7,965,826			$7,434,038
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		61,840	2.91%		63,170	3.18%
Less adjustment of tax-exempt income		128			171
Net interest income		$61,712			$62,999
Net interest margin (5)			3.31%			3.64%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.12% and 1.17% in the three months ended March 31, 2020 and March 31, 2019, respectively.
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

	Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(13)	$(252)	$(265)
Marketable and restricted equity securities	(22)	(112)	(134)
Short-term investments	214	(272)	(58)
Total investments	179	(636)	(457)
Loans and leases:
Commercial real estate loans	3,836	(3,387)	449
Commercial loans and leases	(105)	(1,170)	(1,275)
Equipment financing	1,159	(198)	961
Residential mortgage loans	318	(507)	(189)
Other consumer loans	122	(1,218)	(1,096)
Total loans	5,330	(6,480)	(1,150)
Total change in interest and dividend income	5,509	(7,116)	(1,607)
Interest expense:
Deposits:
NOW accounts	10	(36)	(26)
Savings accounts	1	45	46
Money market accounts	8	(1,042)	(1,034)
Certificate of deposit	1,114	192	1,306
Total deposits	1,133	(841)	292
Borrowed funds:
Advances from the FHLBB	106	(619)	(513)
Subordinated debentures and notes	3	(27)	(24)
Other borrowed funds	6	(38)	(32)
Total borrowed funds	115	(684)	(569)
Total change in interest expense	1,248	(1,525)	(277)
Change in tax-exempt income	(43)	—	(43)
Change in net interest income	$4,304	$(5,591)	$(1,287)

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$40,468	$40,019	$449	1.1%
Commercial loans	8,256	9,494	(1,238)	(13.0)%
Equipment financing	18,946	17,985	961	5.3%
Residential mortgage loans	7,934	8,123	(189)	(2.3)%
Other consumer loans	3,955	5,051	(1,096)	(21.7)%
Total interest income—loans and leases	$79,559	$80,672	$(1,113)	(1.4)%
Interest income from loans and leases was $79.6 million for the three months ended March 31, 2020, and represented a yield on total loans of 4.71%. This compares to $80.7 million of interest on loans and a yield of 5.09% for March 31, 2019. The $1.1 million decrease in interest income from loans and leases was primarily attributable to an increase of $5.3 million due to an increase in origination volume, more than offset by a decrease of $6.5 million due to changes in interest rates.
Interest amortization and accretion on acquired loans and leases totaled $0.1 million, or 1 basis point to the Company's net interest margin during both the three months ended March 31, 2020 and 2019.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$2,976	$3,236	$(260)	(8.0)%
Marketable and restricted equity securities	778	911	(133)	(14.6)%
Short-term investments	209	267	(58)	(21.7)%
Total interest income—investments	$3,963	$4,414	$(451)	(10.2)%
Total investment income was $4.0 million for the three months ended March 31, 2020 compared to $4.4 million for the three months ended March 31, 2019. For the quarter ended March 31, 2020 and 2019, the yield on total investments was 2.2%. The year over year decrease in interest income on investments of $451 thousand, or 10.2%, was primarily driven by a $636 thousand decrease due to rates, partially offset by a $179 thousand increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$116	$142	$(26)	(18.3)%
Savings accounts	643	597	46	7.7%
Money market accounts	4,241	5,275	(1,034)	(19.6)%
Certificates of deposit	11,240	9,934	1,306	13.1%
Total interest expense - deposits	16,240	15,948	292	1.8%
Borrowed funds:
Advances from the FHLBB	4,097	4,610	(513)	(11.1)%
Subordinated debentures and notes	1,284	1,308	(24)	(1.8)%
Other borrowed funds	189	221	(32)	(14.5)%
Total interest expense - borrowed funds	5,570	6,139	(569)	(9.3)%
Total interest expense	$21,810	$22,087	$(277)	(1.3)%
Deposits
For the three months ended March 31, 2020, interest expense on deposits increased $0.3 million, or 1.8%, as compared to the same period in 2019. The increase in interest expense on deposits was driven by an increase of $1.1 million due to the growth in deposits, partially offset by a decrease of $0.8 million due to a decrease in interest rates. Purchase accounting amortization on acquired deposits for the three months ended March 31, 2020 was $44 thousand and no basis points, compared to $185 thousand and 1 basis point for the three months ended March 31, 2019.
Borrowed Funds

During the three months ended March 31, 2020, interest paid on borrowed funds decreased by $0.6 million, or 9.3% year over year, primarily driven by a decrease in the rate paid on FHLBB borrowings. The cost of borrowed funds decreased to 2.33% for the three months ended March 31, 2020 from 2.65% for the three months ended March 31, 2019. The decrease in interest expense was driven by a decrease of $0.7 million due to borrowing rates, partially offset by an increase of $0.1 million due to volume. For both the three months ended March 31, 2020 and 2019, there was purchase accounting accretion of $14 thousand and no basis points on acquired borrowed funds compared to accretion of $14 thousand.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$40,200	$162	$40,038	24,714.8%
Commercial	6,900	1,081	5,819	538.3%
Consumer	601	207	394	(190.3)%
Total provision for loan and lease losses	47,701	1,450	46,251	3,189.7%
Unfunded credit commitments	6,413	(97)	6,510	6,711.3%
Total provision for credit losses	$54,114	$1,353	$52,761	3,899.6%
For the three months ended March 31, 2020, the provision for credit losses increased $52.8 million to $54.1 million from $1.3 million for the three months ended March 31, 2019. The increase in the provision for credit losses for the three months ended March 31, 2020 was primarily driven by the significant increase in allowance for credit losses due to macroeconomic forecasts surrounding the COVID-19 pandemic during the first quarter of 2020. The latest available economic forecasts were used in the loss models which reflected the immediate and longer term effects of the COVID-19 pandemic.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Deposit fees	$2,458	$2,523	$(65)	(2.6)%
Loan fees	550	413	137	33.2%
Loan level derivative income, net	2,156	1,745	411	23.6%
Gain on investment securities	1,330	134	1,196	892.5%
Gain on sales of loans and leases held-for-sale	120	289	(169)	(58.5)%
Other	2,714	1,526	1,188	77.9%
Total non-interest income	$9,328	$6,630	$2,698	40.7%
For the three months ended March 31, 2020, non-interest income increased $2.7 million, or 40.7%, to $9.3 million as compared to $6.6 million for the same period in 2019. This increase is primarily due to a $1.2 million increase in gain on sales of investment securities, a $1.2 million increase in other income and a $0.4 million increase in loan level derivative income.
Loan level derivative income increased $0.4 million, or 23.6%, to $2.2 million for the three months ended March 31, 2020 from $1.7 million for the same period in 2019, primarily driven by an increase in loan level derivative transactions completed for the three months ended March 31, 2020.
Gain on investment securities increased $1.2 million, or 892.5%, to $1.3 million for the three months ended March 31, 2020 from $0.1 million for the same period in 2019, primarily driven by a $2.3 million gain on sales of securities, partially offset by a $1.0 million loss on equity securities held for trading in the first quarter 2020.
Other income increased $1.2 million, or 77.9%, to $2.7 million for the three months ended March 31, 2020 from $1.5 million for the same period in 2019, primarily driven by an increase in gain on interest rate derivatives, investment sales commissions, investment sales advisory fees, and bank-owned life insurance (BOLI) income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Compensation and employee benefits	$25,219	$23,743	$1,476	6.2%
Occupancy	3,953	3,947	6	0.2%
Equipment and data processing	4,703	4,661	42	0.9%
Professional services	1,651	1,076	575	53.4%
FDIC insurance	378	593	(215)	(36.3)%
Advertising and marketing	1,075	1,069	6	0.6%
Amortization of identified intangible assets	336	402	(66)	(16.4)%
Other	3,433	3,380	53	1.6%
Total non-interest expense	$40,748	$38,871	$1,877	4.8%

For the three months ended March 31, 2020, non-interest expense increased $1.9 million, or 4.8%, to $40.7 million as compared to $38.9 million for the same period in 2019. The increase is due to a $1.5 million increase in compensation and employee benefits expense, and a $0.6 million increase in professional services, partially offset by a decrease of $0.2 million in FDIC insurance.
Compensation and employee benefits expense increased $1.5 million, or 6.2%, to $25.2 million for the three months ended March 31, 2020 from $23.7 million for the same period in 2019, primarily driven by increases in employee headcount. annual salary increases, and health care benefits.
Professional services expense increased $0.6 million, or 53.4%, to $1.7 million for the three months ended March 31, 2020 from $1.1 million for the same period in 2019, primarily driven by higher professional services fees related to the CECL implementation.
FDIC insurance expense decreased $0.2 million, or 36.3%, to $0.4 million for the three months ended March 31, 2020 from $0.6 million for the same period in 2019, primarily driven by bank assessment credits from the FDIC.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Income before provision for income taxes	$(23,822)	$29,405	$(53,227)	(181.0)%
Provision for income taxes	(6,546)	6,895	(13,441)	(194.9)%
Net (loss) income, before non-controlling interest in subsidiary	$(17,276)	$22,510	$(39,786)	(176.7)%
Effective tax rate	27.5%	23.4%	N/A	17.5%
The Company recorded an income tax benefit of $6.5 million for the three months ended March 31, 2020, compared to an income tax expense of $6.9 million for the three months ended March 31, 2019, representing effective tax rates of 27.5% and 23.4%, respectively.
The changes in the Company's effective tax rate for the three months ended March 31, 2020 and 2019 was primarily driven by the tax benefit recognized by the Company's decision to amend its Brookline Bank and First Commons Bank tax returns. The CARES Act, allows net operating losses generated in tax years 2018-2020 to be carried back five years with an immediate refund of taxes paid. The tax benefit for the Company is the difference between the 21% current tax rate and the 34% tax rate seen in the carryback year. The Company is amending the 2018 tax returns to take advantage of this change.

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
Management has reacted strategically to the COVID-19 pandemic and enhanced the liquidity positioning of the Company's balance sheet. The Company continues to execute on a contingent liquidity plan for a severely adverse operating environment. The most visible result of this plan is an increase to balance sheet liquidity in the form of excess cash and highly liquid securities. This increase of cash and securities is to meet customer borrowing needs, serve for unexpected deposit outflows and provide a buffer against a disruption in cash flows due to deferred payments of principal and interest from the loan portfolio.

Management has strategically enhanced the amount of balance sheet liquidity in the form of cash and investment securities available for sale since the start of the COVID-19 pandemic crisis. Cash and equivalents at the end of the quarter were $340.8 million, or 4.0% of the balance sheet, this compares to $77.8 million, or 1.0% of the balance sheet, as of December 31, 2019. Management also restructured the composition of the investment portfolio which resulted in an increase in highly liquid securities of $175.0 million quarter over quarter. In general, during a normal operating environment, the Company seeks to maintain liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 5% and 10% of total assets. Due to the nature of the current challenging operating environment, that target operating range is between 10% and 15%. As of March 31, 2020, cash, cash equivalents and investment securities available-for-sale totaled $1.1 billion, or 13.0% of total assets. This compares to $576.8 million, or 7.3% of total assets, as of December 31, 2019.
Deposits, which are considered the most stable source of liquidity, totaled $5.9 billion as of March 31, 2020 and represented 82.0% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.8 billion, or 86.6% of total funding, as of December 31, 2019. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.9 billion as of March 31, 2020 and represented 65.6% of total deposits, compared to core deposits of $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Additionally, the Company had $354.1 million of brokered deposits as of March 31, 2020, which represented 6.0% of total deposits, compared to $349.9 million or 6.0% of total deposits, as of December 31, 2019. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.3 billion as of March 31, 2020, representing 18.0% of total funding, compared to $902.7 million, or 13.4% of total funding, as of December 31, 2019.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2020, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.1 billion, compared to $2.1 billion as of December 31, 2019, based on the level of qualifying collateral available for these borrowings.
As of March 31, 2020, the Banks also have access to funding through certain uncommitted lines of credit of $568.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2020. As of March 31, 2020, the Company had $5 million outstanding of borrowings on this committed line of credit outstanding.
The Company has access to the Federal Reserve Bank of Boston's "discount window" to supplement its liquidity. The Company has $109.0 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2020. As of March 31, 2020, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
Additionally, the Banks have access to liquidity through repurchase agreements and additional untapped brokered deposits.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2020	At December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$40,933	$50,034
Commercial	93,724	78,058
Residential mortgage	52,930	25,998
Unadvanced portion of loans and leases	713,352	808,681
Unused lines of credit:
Home equity	537,313	528,251
Other consumer	25,362	25,374
Other commercial	406	380
Unused letters of credit:
Financial standby letters of credit	11,094	10,166
Performance standby letters of credit	6,107	4,652
Commercial and similar letters of credit	3,823	3,823
Loan level derivatives:
Receive fixed, pay variable	1,231,096	1,101,193
Pay fixed, receive variable	1,231,096	1,101,193
Risk participation-out agreements	233,846	235,693
Risk participation-in agreements	49,279	55,281
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,422	1,125
Sells foreign currency, buys U.S. currency	1,530	1,230

Capital Resources
As of March 31, 2020, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2020, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2020 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2020:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$733,661	10.42%	$316,840	4.50%	$492,862	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	743,240	9.54%	311,631	4.00%	311,631	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	743,240	10.55%	422,696	6.00%	598,819	8.50%	N/A	N/A
Total risk-based capital ratio (4)	905,842	12.86%	563,510	8.00%	739,607	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$539,269	11.01%	$220,410	4.50%	$342,859	7.00%	$318,370	6.50%
Tier 1 leverage capital ratio (2)	539,269	9.98%	216,140	4.00%	216,140	4.00%	270,175	5.00%
Tier 1 risk-based capital ratio (3)	539,269	11.01%	293,880	6.00%	416,329	8.50%	391,839	8.00%
Total risk-based capital ratio (4)	600,829	12.27%	391,739	8.00%	514,157	10.50%	489,673	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$229,379	10.69%	$96,558	4.50%	$150,201	7.00%	$139,473	6.50%
Tier 1 leverage capital ratio (2)	229,379	9.35%	98,130	4.00%	98,130	4.00%	122,663	5.00%
Tier 1 risk-based capital ratio (3)	229,379	10.69%	128,744	6.00%	182,387	8.50%	171,659	8.00%
Total risk-based capital ratio (4)	256,360	11.95%	171,622	8.00%	225,254	10.50%	214,527	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2019 for the Company and the Banks.

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
Asset/Liability Management
Market risk and interest-rate risk management is governed by the Company's ALCO. The ALCO establishes exposure limits that define the Company's tolerance for interest-rate risk. The ALCO and the Company's Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports those results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company's potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves, and general market volatility.
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of March 31, 2020 or December 31, 2019. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2020.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2020, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2020		December 31, 2019
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$37,621	14.3%	$29,795	11.5%
Up 200 basis points ramp	14,499	5.5%	12,478	4.8%
Up 100 basis points ramp	6,995	2.7%	6,265	2.4%
Down 100 basis points ramp	(11,259)	(4.3)%	(11,100)	(4.3)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 14.3% as of March 31, 2020, compared to a positive 11.5% as of December 31, 2019. The increase in asset sensitivity was due to an increase in short term liquidity positions.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2020, the Company’s one-year cumulative gap was a negative $73.2 million, or 0.93% of total interest-earning assets, compared with a positive $4.7 million, or 0.06% of total interest-earning assets, at December 31, 2019.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2019 Annual Report on Form 10-K.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of March 31, 2020, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2020	At December 31, 2019
Up 300 basis points	1.2%	6.0%
Up 200 basis points	(0.4)%	5.1%
Up 100 basis points	(1.5)%	3.3%
Down 100 basis points	(11.4)%	(7.2)%

The Company's EVE sensitivity decreased from December 31, 2019 to March 31, 2020 due to the lengthened duration of the loan and investment portfolios offset by a larger short term liquidity position.

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

Effective January 1, 2020, the Company adopted ASU 2016-13. The Company implemented changes to its policies, processes, and controls over the allowance for credit losses methodology to support the adoption of ASU 2016-13. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third-party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of ASU 2016-13, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2019 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

In addition to the "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019, please refer to the risk factors under Item 8.01. "Other Matters", in the Current Report on Form 8-K filed with the SEC on May 11, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         On December 4, 2019, the Board approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company’s common stock. On March 9, 2020, the Board approved an increase to the stock repurchase program from $10.0 million to $20.0 million of its total outstanding shares of common stock. The stock repurchase program expires on December 31, 2020. On March 23, 2020, the Company suspended its stock repurchase program, effective as of March 24, 2020. During the quarter ended March 31, 2020, the Company repurchased $10.4 million, with a remaining $9.6 million to be repurchased.

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans
January 1- March 31, 2020	848,319	12.27	848,319	—

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

BROOKLINE BANCORP, INC.

Date: May 29, 2020	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2020	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)