Form 10-Q
period 2020-06-30
BROOKLINE BANCORP INC
filed 2020-08-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

At July 31, 2020, the number of shares of common stock, par value $0.01 per share, outstanding was 78,919,273.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2020	At December 31, 2019
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$38,522	$33,589
Short-term investments	216,394	44,201
Total cash and cash equivalents	254,916	77,790
Investment securities available-for-sale	854,505	498,995
Investment securities held-to-maturity (fair value of $0 and $87,561, respectively)	—	86,780
Equity securities held-for-trading	1,992	3,581
Total investment securities	856,497	589,356
Loans and leases:
Commercial real estate loans	3,837,703	3,669,222
Commercial loans and leases	2,361,463	1,838,748
Consumer loans	1,208,531	1,229,846
Total loans and leases	7,407,697	6,737,816
Allowance for loan and lease losses	(119,553)	(61,082)
Net loans and leases	7,288,144	6,676,734
Restricted equity securities	71,638	53,818
Premises and equipment, net of accumulated depreciation of $79,788 and $76,763, respectively	73,127	74,350
Right-of-use asset operating leases	24,343	24,876
Deferred tax asset	42,683	25,017
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $38,128 and $37,481, respectively	3,776	4,423
Other real estate owned ("OREO") and repossessed assets, net	1,454	2,631
Other assets	292,662	167,431
Total assets	$9,069,667	$7,856,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,603,037	$1,141,578
Interest-bearing deposits	4,837,196	4,688,494
Total deposits	6,440,233	5,830,072
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	1,267,570	758,469
Subordinated debentures and notes	83,668	83,591
Other borrowed funds	55,431	60,689
Total borrowed funds	1,406,669	902,749
Operating lease liabilities	24,343	24,876
Mortgagors' escrow accounts	6,467	7,232
Accrued expenses and other liabilities	265,542	146,318
Total liabilities	8,143,254	6,911,247

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	738,155	736,601
Retained earnings, partially restricted	237,808	265,376
Accumulated other comprehensive income	19,538	2,283
Treasury stock, at cost; 5,859,708 shares and 5,003,127 shares, respectively	(69,572)	(59,073)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 65,334 shares and 79,548 shares, respectively	(368)	(433)
Total stockholders' equity	926,413	945,606
Total liabilities and stockholders' equity	$9,069,667	$7,856,853

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$77,416	$82,798	$156,975	$163,470
Debt securities	3,701	3,158	6,677	6,394
Marketable and restricted equity securities	908	877	1,686	1,788
Short-term investments	99	351	308	618
Total interest and dividend income	82,124	87,184	165,646	172,270
Interest expense:
Deposits	12,778	17,712	29,018	33,660
Borrowed funds	5,058	6,338	10,628	12,477
Total interest expense	17,836	24,050	39,646	46,137
Net interest income	64,288	63,134	126,000	126,133
Provision for credit losses	5,347	3,757	59,461	5,110
Net interest income after provision for credit losses	58,941	59,377	66,539	121,023
Non-interest income:
Deposit fees	1,929	2,680	4,387	5,203
Loan fees	513	398	1,063	811
Loan level derivative income, net	1,440	1,772	3,596	3,517
Gain on investment securities, net	586	357	1,916	491
Gain on sales of loans and leases held-for-sale	299	561	419	850
Other	1,468	1,710	4,182	3,236
Total non-interest income	6,235	7,478	15,563	14,108
Non-interest expense:
Compensation and employee benefits	24,619	23,953	49,838	47,696
Occupancy	3,825	3,752	7,778	7,699
Equipment and data processing	4,155	4,641	8,858	9,302
Professional services	1,056	1,087	2,707	2,163
FDIC insurance	858	745	1,236	1,338
Advertising and marketing	1,017	1,112	2,092	2,181
Amortization of identified intangible assets	311	420	647	822
Other	3,268	3,894	6,701	7,274
Total non-interest expense	39,109	39,604	79,857	78,475
Income before provision for income taxes	26,067	27,251	2,245	56,656
Provision (benefit) for income taxes	6,496	6,780	(50)	13,675
Net income before noncontrolling interest in subsidiary	19,571	20,471	2,295	42,981
Less: net income attributable to noncontrolling interest in subsidiary	—	—	—	43
Net income attributable to Brookline Bancorp, Inc.	$19,571	$20,471	$2,295	$42,938
Earnings per common share:
Basic	$0.25	$0.26	$0.03	$0.54
Diluted	0.25	0.26	0.03	0.54
Weighted average common shares outstanding during the year:
Basic	78,849,282	79,669,922	79,165,372	79,664,284
Diluted	79,015,274	79,886,292	79,340,524	79,859,572
Dividends paid per common share	$0.115	$0.110	$0.230	$0.215

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net (loss) income before noncontrolling interest in subsidiary	$19,571	$20,471	$2,295	$42,981

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	3,952	7,099	25,115	13,598
Income tax (expense) benefit	(867)	(1,565)	(5,533)	(2,997)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	3,085	5,534	19,582	10,601
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	634	—	2,987	—
Income tax expense	(140)	—	(660)	—
Net reclassification adjustments for securities gains included in net income	494	—	2,327	—
Net unrealized securities holding gains (losses)	2,591	5,534	17,255	10,601

Comprehensive (loss) income	22,162	26,005	19,550	53,582
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—	43
Comprehensive (loss) income attributable to Brookline Bancorp, Inc.	$22,162	$26,005	$19,550	$53,539

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606
Net income attributable to Brookline Bancorp, Inc.	—	—	2,295	—	—	—	2,295	—	2,295
Other comprehensive income	—	—	—	17,255	—	—	17,255	—	17,255
Common stock dividends of $0.230 per share	—	—	(18,249)	—	—	—	(18,249)	—	(18,249)
Compensation under recognition and retention plans	—	1,459	(91)	—	(90)	—	1,278	—	1,278
Treasury stock, repurchase shares	—	—	—	—	(10,409)	—	(10,409)	—	(10,409)
Common stock held by ESOP committed to be released (14,214 shares)	—	95	—	—	—	65	160	—	160
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)	—	(11,523)
Balance at June 30, 2020	$852	$738,155	$237,808	$19,538	$(69,572)	$(368)	$926,413	$—	$926,413

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	42,938	—	—	—	42,938	—	42,938
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	10,601	—	—	10,601	—	10,601
Common stock dividends of $0.215 per share	—	—	(17,151)	—	—	—	(17,151)	—	(17,151)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,697)	—	—	—	—	(18,697)	(10,522)	(29,219)
Compensation under recognition and retention plans	—	1,470	—	—	(79)	—	1,391	—	1,391
Common stock held by ESOP committed to be released (11,742 shares)	—	112	—	—	—	64	176	—	176
Balance at June 30, 2019	$852	$737,584	$238,625	$1,141	$(59,199)	$(535)	$918,468	$—	$918,468

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2020	$852	$737,422	$227,359	$16,947	$(69,617)	$(395)	$912,568	$—	$912,568
Net income attributable to Brookline Bancorp, Inc.	—	—	19,571	—	—	—	19,571	—	19,571
Other comprehensive income	—	—	—	2,591	—	—	2,591	—	2,591
Common stock dividends of $0.115 per share	—	—	(9,076)	—	—	—	(9,076)	—	(9,076)
Compensation Under recognition and retention plans	—	701	(46)		45	—	700	—	700
Common stock held by ESOP committed to be released (7,107 shares)	—	32	—	—	—	27	59	—	59
Balance at June 30, 2020	$852	$738,155	$237,808	$19,538	$(69,572)	$(368)	$926,413	$—	$926,413

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2019	$852	$736,872	$226,929	$(4,393)	$(59,121)	$(567)	$900,572	$—	$900,572
Net income attributable to Brookline Bancorp, Inc.	—	—	20,471	—	—	—	20,471	—	20,471
Other comprehensive income	—	—	—	5,534	—	—	5,534	—	5,534
Common stock dividends of $0.11 per share	—	—	(8,775)	—	—	—	(8,775)	—	(8,775)
Compensation under recognition and retention plan	—	656	—	—	(78)	—	578	—	578
Common stock held by ESOP committed to be released (5,871 shares)	—	56	—	—	—	32	88	—	88
Balance at June 30, 2019	$852	$737,584	$238,625	$1,141	$(59,199)	$(535)	$918,468	$—	$918,468

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$2,295	$42,938
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	—	43
Provision for credit losses	59,461	5,110
Origination of loans and leases held-for-sale	—	(14,104)
Proceeds from sales of loans and leases held-for-sale, net	—	16,364
Deferred income tax benefit	(22,539)	(499)
Depreciation of premises and equipment	3,025	3,514
Amortization of investment securities premiums and discounts, net	1,048	916
Amortization of deferred loan and lease origination costs, net	3,913	3,521
Amortization of identified intangible assets	647	822
Amortization of debt issuance costs	51	50
Accretion of acquisition fair value adjustments, net	(389)	(693)
Gain on investment securities, net	(1,916)	(491)
Gain on sales of loans and leases held-for-sale	(419)	(850)
Loss on sales of OREO and other repossessed assets, net	—	130
Write-down of OREO and other repossessed assets	830	219
Compensation under recognition and retention plans	1,370	1,520
ESOP shares committed to be released	160	176
Net change in:
Cash surrender value of bank-owned life insurance	(509)	(512)
Equity securities held-for-trading	518	—
Other assets	(120,680)	(51,562)
Accrued expenses and other liabilities	106,198	32,266
Net cash provided from operating activities	33,064	38,878

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	131,499	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	56,194	33,229
Purchases of investment securities available-for-sale	(438,658)	—
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	6,302	11,453
Purchases of investment securities held-to-maturity	—	(500)
Proceeds from redemption/sales of restricted equity securities	3,662	12,759
Purchase of restricted equity securities	(21,482)	(6,278)
Proceeds from sales of loans and leases held-for-investment, net	5,901	7,682
Net increase in loans and leases	(685,516)	(219,921)
Purchase of premises and equipment, net	(1,906)	(2,590)
Proceeds from sales of OREO and other repossessed assets	3,148	3,926
Net cash used for investing activities	(940,856)	(160,240)
		(Continued)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2020	2019
	(In Thousands)

Cash flows from financing activities:
Increase (decrease) in demand checking, NOW, savings and money market accounts	679,855	(26,839)
(Decrease) increase in certificates of deposit	(69,356)	195,854
Proceeds from FHLBB advances	2,225,600	2,752,800
Repayment of FHLBB advances	(1,716,499)	(2,745,616)
(Decrease) increase in other borrowed funds, net	(5,258)	2,959
(Decrease) in mortgagors' escrow accounts, net	(765)	(603)
Repurchases of common stock	(10,410)	—
Payment of dividends on common stock	(18,249)	(17,151)
Payment of income taxes for shares withheld in share based activity	—	(49)
Redemption of noncontrolling interest in subsidiary	—	(35,851)
Payment of dividends to owners of noncontrolling interest in subsidiary	—	(930)
Net cash provided from financing activities	1,084,918	124,574
Net increase in cash and cash equivalents	177,126	3,212
Cash and cash equivalents at beginning of period	77,790	89,584
Cash and cash equivalents at end of period	$254,916	$92,796

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$40,577	$46,125
Income taxes	13,160	15,386
Non-cash investing activities:
Transfer from loans to other real estate owned	$2,801	$2,222

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
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding"), First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates 30 full-service banking offices in the greater Boston metropolitan area with 2 additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
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

In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.

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
Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for probable losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. The Company adopted all of the above mentioned ASU as of January 1, 2020. The standard had an impact on our consolidated balance sheet. On adoption, the Company recognized an increase in the allowance for loan and lease losses of $6.6 million, and an increase in the reserve for unfunded commitments of $8.9 million. The net, after-tax impact of the increase in the allowance for loan and lease losses and reserve for unfunded commitments was a decrease to retained earnings of $11.5 million shown in the Consolidated Statements of Changes in Stockholders’ Equity. Additional details can be found in Note 3, 4 and 5.
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
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$314,497	$7,005	$19	$321,483
GSE CMOs	57,275	1,308	19	58,564
GSE MBSs	376,180	11,484	7	387,657
SBA commercial loan asset-backed securities	1	—	—	1
Corporate debt obligations	25,359	1,212	—	26,571
U.S. Treasury bonds	55,734	4,008	—	59,742
Foreign government obligations	500	—	13	487
Total investment securities available-for-sale	$829,546	$25,017	$58	$854,505
Equity securities held-for-trading				$1,992

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,922	$2,939	$58	$185,803
GSE CMOs	87,001	22	1,091	85,932
GSE MBSs	153,049	797	503	153,343
SBA commercial loan asset-backed securities	34	—	—	34
Corporate debt obligations	28,484	502	—	28,986
U.S. Treasury bonds	44,675	338	116	44,897
Total investment securities available-for-sale	$496,165	$4,598	$1,768	$498,995
Investment securities held-to-maturity:
GSE debentures	$31,228	$113	$51	$31,290
GSEs MBSs	9,360	—	81	9,279
Municipal obligations	45,692	822	—	46,514
Foreign government obligations	500	—	22	478
Total investment securities held-to-maturity	$86,780	$935	$154	$87,561
Equity securities held-for-trading				$3,581

As of June 30, 2020, the fair value of all investment securities available-for-sale was $854.5 million, with net unrealized gains of $25.0 million, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of June 30, 2020, $14.7 million, or 1.7% of the portfolio, had gross unrealized losses of $0.1 million, compared to $205.6 million, or 41.2% of the portfolio, with gross unrealized losses of $1.8 million as of December 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Effective March 31, 2020, all investment securities classified as held-to-maturity were reclassified as available for sale to prudently reflect the ability and intent to not hold these assets to maturity due to the economic uncertainty created by the COVID-19 pandemic. As of December 31, 2019, the fair value of investment securities held-to-maturity had a fair value of $87.6 million with net unrealized gains of $0.8 million. As of December 31, 2019, $22.3 million, or 25.5% of the portfolio had gross unrealized losses of $0.2 million.
As of June 30, 2020, the Company recorded a fair value of $2.0 million of equity securities held-for-trading. As of December 31, 2019, the Company recorded a fair value of $3.6 million of equity securities held-for-trading.
Investment Securities as Collateral
As of June 30, 2020 and December 31, 2019, respectively, $624.5 million and $433.6 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of June 30, 2020 and December 31, 2019.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.8 million and $2.0 million, respectively, as of June 30, 2020 and December 31, 2019.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended June 30, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2020 and December 31, 2019 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$8,045	$19	$—	$—	$8,045	$19
GSE CMOs	1,609	11	1,298	8	2,907	19
GSE MBSs	3,130	7	101	—	3,231	7
SBA commercial loan asset-backed securities	1	—	—	—	1	—
Foreign government obligations	487	13	—	—	487	13
Temporarily impaired investment securities available-for-sale	13,272	50	1,399	8	14,671	58
Total temporarily impaired investment securities	$13,272	$50	$1,399	$8	$14,671	$58

	At December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,965	$58	$—	$—	$10,965	$58
GSE CMOs	28,659	217	55,885	874	84,544	1,091
GSE MBSs	42,046	115	42,257	388	84,303	503
SBA commercial loan asset-backed securities	—	—	33	—	33	—
U.S. Treasury bonds	25,754	116	—	—	25,754	116
Temporarily impaired investment securities available-for-sale	107,424	506	98,175	1,262	205,599	1,768
Investment securities held-to-maturity:
GSE debentures	8,714	30	2,977	21	11,691	51
GSEs MBSs	—	—	9,257	81	9,257	81
Municipal obligations	710	—	205	—	915	—
Foreign government obligations	478	22	—	—	478	22
Temporarily impaired investment securities held-to-maturity	9,902	52	12,439	102	22,341	154
Total temporarily impaired investment securities	$117,326	$558	$110,614	$1,364	$227,940	$1,922

The Company performs regular analyses of the investment securities available-for-sale portfolio to determine whether a decline in fair value indicates that an investment security is impaired. In making these impairment determinations, management

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2020. Based on the analysis below, it was determined that is it more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of June 30, 2020. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of June 30, 2020, GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $12.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $17.4 million as of December 31, 2019.
As of June 30, 2020, the Company owned 63 GSE debentures with a total fair value of $321.5 million, and a net unrealized gain of $7.0 million. As of December 31, 2019, the Company held 60 GSE debentures with a total fair value of $185.8 million, with a net unrealized gain of $2.9 million. As of June 30, 2020, 1 of the 63 securities in this portfolio was in an unrealized loss position. As of December 31, 2019, 5 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2020, the Company purchased $169.0 million GSE debentures. This compares to the same period in 2019 when the Company did not purchase any GSE debentures. During the six months ended June 30, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of June 30, 2020, the Company owned 33 GSE CMOs with a total fair value of $58.6 million and a net unrealized gain of $1.3 million. As of December 31, 2019, the Company held 61 GSE CMOs with a total fair value of $85.9 million with a net unrealized loss of $1.1 million. As of June 30, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 45 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2020 and 2019, the Company did not purchase any GSE CMOs.
As of June 30, 2020, the Company owned 138 GSE MBSs with a total fair value of $387.7 million and a net unrealized gain of $11.5 million. As of December 31, 2019, the Company held 150 GSE MBSs with a total fair value of $153.3 million with a net unrealized gain of $0.3 million. As of June 30, 2020, 15 of the 138 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 48 of the 150 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2020, the Company purchased $248.4 million GSE MBSs. This compares

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

to the same period in 2019 when the Company did not purchase any GSE MBSs. During the six months ended June 30, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.
SBA Commercial Loan Asset-Backed
As of June 30, 2020, the Company owned 1 SBA security with a nominal fair value which approximated amortized cost. As of December 31, 2019, the Company owned 4 SBA securities with a total fair value of $34.0 thousand, which approximated amortized cost. As of June 30, 2020, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the explicit guarantee of the U.S Government. During the six months ended June 30, 2020 and 2019, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2020, the Company held 7 corporate obligation securities with a total fair value of $26.6 million and a net unrealized gain of $1.2 million. As of December 31, 2019, the Company held 8 corporate obligation securities with a total fair value of $29.0 million and a net unrealized gain of $0.5 million. As of June 30, 2020 and December 31, 2019, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2020 and 2019, the Company did not purchase any corporate obligations. During the six months ended June 30, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2020, the Company owned 10 U.S. Treasury bonds with a total fair value of $59.7 million and an unrealized gain of $4.0 million. This compares to 9 U.S. Treasury bonds with a total fair value of $44.9 million and an unrealized gain of $0.2 million as of December 31, 2019. As of June 30, 2020, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 5 of the 9 securities in this portfolio were in unrealized loss positions. During the six months ended June 30, 2020 the Company purchased $21.2 million U.S. Treasury bonds, compared to the same period in 2019 when the Company did not purchase any U.S. Treasury bonds.
Municipal Obligations
As of June 30, 2020, the Company held no municipal obligation securities. As of December 31, 2019, the Company owned 93 municipal obligation securities classified as held-to-maturity with a total fair value and total amortized cost of $46.5 million and $45.7 million, respectively. As of December 31, 2019, 6 of the 93 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2019, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of June 30, 2020 and December 31, 2019, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2020 and December 31, 2019 respectively, the security was in an unrealized loss position. During the six months ended June 30, 2020, the Company did not purchase any foreign government obligations, compared to the same period in 2019 when the Company repurchased an existing foreign government obligation that had matured.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of June 30, 2020 and December 31, 2019, the Company owned equity securities held-for-trading with a fair value of $2.0 million and $3.6 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2020			At December 31, 2019
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$14,456	$14,578	2.06%	$12,797	$12,804	1.76%
After 1 year through 5 years	180,991	189,423	2.17%	217,569	220,757	2.19%
After 5 years through 10 years	233,204	238,271	1.57%	93,805	94,212	2.04%
Over 10 years	400,895	412,233	1.95%	171,994	171,222	2.12%
	$829,546	$854,505	1.89%	$496,165	$498,995	2.13%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$6,366	$6,381	1.33%
After 1 year through 5 years	—	—	—%	63,898	64,559	1.81%
After 5 years through 10 years	—	—	—%	7,177	7,364	1.79%
Over 10 years	—	—	—%	9,339	9,257	1.90%
	$—	$—	—%	$86,780	$87,561	1.82%

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
As of June 30, 2020, issuers of debt securities with an estimated fair value of $130.2 million had the right to call or prepay the obligations. Of the $130.2 million, approximately $3.0 million matures within 1 year, $13.5 million matures in 1 - 5 years, $93.5 million matures in 6 - 10 years, and $20.1 million matures after ten years. As of December 31, 2019, issuers of debt securities with an estimated fair value of approximately $37.6 million had the right to call or prepay the obligations. Of the $37.6 million, approximately $3.0 million matures within 1 year, $34.6 million matures in 1-5 years, and none mature after 5 years.
Security Sales
There were $131.5 million securities sold during the six months ended June 30, 2020. There were no securities sold during the six months ended June 30, 2019.
Sales of investment and restricted equity securities are summarized as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(In Thousands)
Proceeds from sale of trust preferred, marketable and restricted equity securities	$518	$—
Sales of trading securities	$131,497	$—

Gross gains from securities sales	3,153	—
Gross losses from securities sales	(166)	—
Gain on sales of securities, net	$2,987	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2020		At December 31, 2019
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,609,762	3.65%	$2,491,011	4.33%
Multi-family mortgage	968,761	3.52%	932,163	4.20%
Construction	259,180	3.80%	246,048	5.09%
Total commercial real estate loans	3,837,703	3.63%	3,669,222	4.34%
Commercial loans and leases:
Commercial (1)	1,222,986	2.54%	729,502	4.66%
Equipment financing	1,085,869	7.53%	1,052,408	7.71%
Condominium association	52,608	4.69%	56,838	4.84%
Total commercial loans and leases	2,361,463	4.88%	1,838,748	6.41%
Consumer loans:
Residential mortgage	804,282	3.95%	814,245	4.10%
Home equity	370,322	3.27%	376,819	4.46%
Other consumer	33,927	3.05%	38,782	4.48%
Total consumer loans	1,208,531	3.72%	1,229,846	4.22%
Total loans and leases	$7,407,697	4.04%	$6,737,816	4.88%
______________________________________________________________________
(1) Including $565,769 of PPP loans as of June 30, 2020. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of June 30, 2020.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $26.7 million and $17.4 million at June 30, 2020 and December 31, 2019, respectively, and were included in other assets in the consolidated balance sheets.

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

The net unamortized deferred loan origination (fees) costs included in total loans and leases were $(1.1) million and $15.7 million as of June 30, 2020 and December 31, 2019, respectively. The decrease in net unamortized deferred loan origination fees and costs was primarily due to the net deferred origination fees of $15.5 million for the SBA's Payment Protection Program ("PPP") loans which were originated during the quarter.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.5% of which is in the greater New York and New Jersey metropolitan area and 72.5% of which is in other areas in the United States of America as of June 30, 2020.
Accretable Yield for the Acquired Loan Portfolio
On a quarterly basis prior to the adoption of ASU 2016-13, management reforecasted the expected cash flows for acquired ASC 310-30 loans, and took into account prepayment speeds, probability of default and loss given defaults. Management compared cash flow projections per the reforecast to the original cash flow projections and determined whether any reduction in cash flow expectations were due to deterioration, or if the change in cash flow expectation was related to noncredit events. This cash flow analysis was used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments for the acquired portfolio. Upon adoption of ASU 2016-13, the Company did not reassess whether previously recognized purchased credit impaired loans accounted for under prior accounting guidance met the criteria of a purchased credit deteriorated (PCD) loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. As of June 30, 2020, there were no PCD loans in the Company's portfolios.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In Thousands)
Balance at beginning of period	$7,166	$7,905
Acquisitions	—	—
Accretion	(1,041)	(1,841)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	727	788
Balance at end of period	$6,852	$6,852

During the three months ended June 30, 2019, accretable yield adjustments totaling $0.7 million was made for certain loan pools. During the six months ended June 30, 2019, accretable yield adjustments totaling $0.8 million were made for certain loan pools. These accretable yield adjustments, which were subject to continued re-assessment, will be recognized over the remaining lives of those pools. As of June 30, 2019, the accretable yield was fully accreted.
Loans and Leases Pledged as Collateral
As of June 30, 2020 and 2019, there were $3.5 billion and $2.9 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2020 and December 31, 2019.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181
Charge-offs	—	(1,794)	(9)	(1,803)
Recoveries	94	296	30	420
Provision (credit) for loan and lease losses excluding unfunded commitments	7,738	(338)	355	7,755
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553

	Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041
Charge-offs	—	(3,401)	(11)	(3,412)
Recoveries	—	294	36	330
Provision for loan and lease losses	319	3,200	157	3,676
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Charge-offs	—	(4,321)	(21)	(4,342)
Recoveries	94	543	88	725
Provision for loan and lease losses excluding unfunded commitments	47,938	6,562	956	55,456
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553

	Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(5,913)	(41)	(5,954)
Recoveries	—	682	89	771
Provision for loan and lease losses	481	4,281	364	5,126
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $14.8 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively. The increase in allowance for unfunded commitments was primarily driven by the adoption of CECL and the effect of the latest available economic forecast which incorporates the impact of the COVID-19 pandemic. No credit commitments were charged off against the liability account in the six month periods ended June 30, 2020 and 2019.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$7,738	$319	$47,938	$481
Commercial	(338)	3,200	6,562	4,281
Consumer	355	157	956	364
Total provision for loan and lease losses	7,755	3,676	55,456	5,126
Unfunded credit commitments	(2,408)	81	4,005	(16)
Total provision for credit losses	$5,347	$3,757	$59,461	$5,110

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
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. The forecasts are probability-weighted in accordance with best practices and available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast therefore the models employ mean reversion techniques to predict credit losses for loans that are expected to mature beyond the forecast period. The June 30, 2020 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and provision provided by local and national authorities.
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
For June 30, 2020, management applied qualitative adjustments to the CRE lifetime loss rate and C&I lifetime loss rate. These adjustments were made based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. The qualitative adjustments resulted in reductions in reserves for the CRE portfolio and additions to reserves for the C&I portfolio, as compared to the model output.
Specific reserves are established for loans individually evaluated for impairment when amortized cost basis is greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent loans, when there is an excess of a loan's amortized cost basis over the fair value of its underlying collateral. When loans and leases do not share risk characteristics with other financial assets they are evaluated individually. Individually evaluated loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.
Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. As of January 1, 2020, the allowance for loan and lease losses increased by $6.6 million as a result of the adoption of CECL. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
The allowance for loan and lease losses was $112.5 million as of June 30, 2020, compared to $59.3 million as of December 31, 2019. The increase in general allowance for loan and lease losses was driven by the effect of the latest available economic forecast, inclusive of the COVID-19 pandemic and legislative initiatives, on the Company's loan and lease portfolios. The specific allowance for loan and lease losses was $7.1 million as of June 30, 2020, compared to $1.8 million as of December 31, 2019. The specific allowance increased by $5.3 million during the six months ended June 30, 2020 primarily due to the specific reserves of $3.1 million for an individually evaluated commercial relationship and $2.3 million for an individually evaluated commercial real estate relationship during the six months ended June 30, 2020.
As of June 30, 2020, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses over the lifetime of the Company’s loan portfolios.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Information

The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2020.

	June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$214,318	$424,343	$292,473	$280,329	$285,244	$1,018,739	$54,076	$11,491	$2,581,013
OAEM	—	490	—	—	2,221	14,014	—	—	16,725
Substandard	—	—	—	221	237	11,500	—	66	12,024
Total	214,318	424,833	292,473	280,550	287,702	1,044,253	54,076	11,557	2,609,762
Multi-Family Mortgage
Pass	59,867	111,993	154,919	109,133	129,623	341,824	49,333	12,069	968,761
Total	59,867	111,993	154,919	109,133	129,623	341,824	49,333	12,069	968,761
Construction
Pass	17,489	68,116	147,643	9,132	3,126	718	9,038	—	255,262
OAEM	—	1,000	—	—	2,918	—	—	—	3,918
Total	17,489	69,116	147,643	9,132	6,044	718	9,038	—	259,180
Commercial
Pass	603,874	78,792	60,175	76,219	28,708	125,801	216,325	3,725	1,193,619
OAEM	—	5,668	23	—	54	27	7,497	—	13,269
Substandard	—	—	809	641	1,809	10,178	2,001	659	16,097
Doubtful	—	—	—	—	—	—	—	1	1
Total	603,874	84,460	61,007	76,860	30,571	136,006	225,823	4,385	1,222,986
Equipment Financing
Pass	159,673	359,464	255,091	155,486	76,578	59,310	715	1,023	1,067,340
OAEM	—	2,612	1,395	—	1,321	41	—	—	5,369
Substandard	—	1,953	3,734	2,609	1,550	1,953	—	—	11,799
Doubtful	—	534	58	418	300	51	—	—	1,361
Total	159,673	364,563	260,278	158,513	79,749	61,355	715	1,023	1,085,869
Condominium Association
Pass	2,211	10,515	5,459	8,204	5,865	17,365	2,288	512	52,419
Substandard	—	—	—	—	123	66	—	—	189
Total	2,211	10,515	5,459	8,204	5,988	17,431	2,288	512	52,608

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Other Consumer
Pass	584	612	8,512	40	576	429	23,155	13	33,921
Substandard	—	—	—	—	—	—	6	—	6
Total	584	612	8,512	40	576	429	23,161	13	33,927
Total
Pass	1,058,016	1,053,835	924,272	638,543	529,720	1,564,186	354,930	28,833	6,152,335
OAEM	—	9,770	1,418	—	6,514	14,082	7,497	—	39,281
Substandard	—	1,953	4,543	3,471	3,719	23,697	2,007	725	40,115
Doubtful	—	534	58	418	300	51	—	1	1,362
Total	$1,058,016	$1,066,092	$930,291	$642,432	$540,253	$1,602,016	$364,434	$29,559	$6,233,093

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$66,521	$107,427	$74,852	$63,569	$54,715	$144,997	$3,820	$—	$515,901
661 - 700	10,682	22,314	13,139	18,302	10,582	27,181	—	—	102,200
600 and below	4,537	5,282	5,172	8,325	6,701	15,945	—	—	45,962
Data not available*	10,070	19,059	10,228	15,736	5,607	78,170	—	1,349	140,219
Total	91,810	154,082	103,391	105,932	77,605	266,293	3,820	1,349	804,282
Home Equity
Credit Scores
Over 700	1,046	4,307	3,448	3,536	1,250	14,780	266,269	3,419	298,055
661 - 700	172	506	575	677	333	3,495	43,734	1,713	51,205
600 and below	—	157	276	14	41	587	10,047	874	11,996
Data not available*	—	—	—	—	—	1,817	5,766	1,483	9,066
Total	$1,218	$4,970	$4,299	$4,227	$1,624	$20,679	$325,816	$7,489	$370,322
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$184,628	22.7%	$132,736	35.2%
50%—69%	293,976	36.1%	91,681	24.3%
70%—79%	204,600	25.1%	81,459	21.6%
80% and over	25,664	3.2%	37,371	9.9%
Data not available*	2,654	0.3%	—	—%
Total originated	711,522	87.4%	343,247	91.0%

Acquired:
Loan-to-value ratio:
Less than 50%	32,838	4.0%	16,882	4.5%
50%—69%	44,754	5.4%	7,958	2.1%
70%—79%	14,305	1.8%	705	0.2%
80% and over	4,608	0.6%	4,726	1.3%
Data not available	6,218	0.8%	3,301	0.9%
Total acquired	102,723	12.6%	33,572	9.0%

Total loans	$814,245	100.0%	$376,819	100.0%
~~_______________________________________________________________________________~~
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At June 30, 2020	At December 31, 2019
	(In Thousands)
Amortized cost basis in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$—	$110

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2020.

	At June 30, 2020
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$4,351	$6,460	$10,134	$20,945	$2,588,817	$2,609,762	$145	$10,139	$1,783
Multi-family mortgage	7,940	242	—	8,182	960,579	968,761	—	—	—
Construction	—	—	—	—	259,180	259,180	—	—	—
Total commercial real estate loans	12,291	6,702	10,134	29,127	3,808,576	3,837,703	145	10,139	1,783
Commercial loans and leases:
Commercial	585	2,283	10,444	13,312	1,209,674	1,222,986	248	12,427	7,643
Equipment financing	3,348	6,946	9,272	19,566	1,066,303	1,085,869	418	13,100	4,160
Condominium association	137	—	48	185	52,423	52,608	48	190	123
Total commercial loans and leases	4,070	9,229	19,764	33,063	2,328,400	2,361,463	714	25,717	11,926
Consumer loans:
Residential mortgage	9,373	5,543	4,058	18,974	785,308	804,282	808	4,157	3,388
Home equity	1,743	2,385	740	4,868	365,454	370,322	307	1,278	767
Other consumer	12	3	7	22	33,905	33,927	—	9	—
Total consumer loans	11,128	7,931	4,805	23,864	1,184,667	1,208,531	1,115	5,444	4,155
Total loans and leases	$27,489	$23,862	$34,703	$86,054	$7,321,643	$7,407,697	$1,974	$41,300	$17,864

There is no interest income recognized on non-accrual loans for the six months ended June 30, 2020.

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

	At June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$2,419	$4,544	$114	$7,077
Collectively evaluated	91,155	16,831	4,490	112,476
Total	93,574	21,375	4,604	119,553

Loans and Leases:
Individually evaluated	$11,801	$27,867	$6,438	$46,106
Collectively evaluated	3,825,902	2,333,596	1,202,093	7,361,591
Total	3,837,703	2,361,463	1,208,531	7,407,697

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$7	$1,672	$70	$1,749
Collectively evaluated for impairment	28,415	22,853	5,850	57,118
Total originated loans and leases	28,422	24,525	5,920	58,867

Acquired:
Individually evaluated for impairment	—	—	40	40
Collectively evaluated for impairment	65	197	11	273
Acquired with deteriorated credit quality	1,798	104	—	1,902
Total acquired loans and leases	1,863	301	51	2,215

Total allowance for loan and lease losses	$30,285	$24,826	$5,971	$61,082

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,956	$20,019	$3,326	$27,301
Collectively evaluated for impairment	3,531,578	1,800,691	1,090,117	6,422,386
Total originated loans and leases	3,535,534	1,820,710	1,093,443	6,449,687

Acquired:
Individually evaluated for impairment	2,942	397	1,841	5,180
Collectively evaluated for impairment	79,465	15,465	110,758	205,688
Acquired with deteriorated credit quality	51,281	2,176	23,804	77,261
Total acquired loans and leases	133,688	18,038	136,403	288,129

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended
	June 30, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,374	$15
Commercial	38,211	338
Consumer	2,644	8
Total originated with no related allowance recorded	44,229	361
With an allowance recorded:
Commercial real estate	71	1
Commercial	5,903	33
Consumer	660	6
Total originated with an allowance recorded	6,634	40
Total originated impaired loans and leases	50,863	401

Acquired:
With no related allowance recorded:
Commercial real estate	9,497	9
Commercial	507	5
Consumer	4,531	15
Total acquired with no related allowance recorded	14,535	29
With an allowance recorded:
Consumer	155	1
Total acquired with an allowance recorded	155	1
Total acquired impaired loans and leases	14,690	30

Total impaired loans and leases	$65,553	$431

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$6,037	$80
Commercial	36,687	687
Consumer	2,688	16
Total originated with no related allowance recorded	45,412	783
With an allowance recorded:
Commercial real estate	270	2
Commercial	7,185	61
Consumer	662	12
Total originated with an allowance recorded	8,117	75
Total originated impaired loans and leases	53,529	858

Acquired:
With no related allowance recorded:
Commercial real estate	9,325	12
Commercial	533	9
Consumer	4,737	30
Total acquired with no related allowance recorded	14,595	51
With an allowance recorded:
Consumer	154	2
Total acquired with an allowance recorded	154	2
Total acquired impaired loans and leases	14,749	53

Total impaired loans and leases	$68,278	$911

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Troubled Debt Restructuring Loans and Lease
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2020	At December 31, 2019
	(In Thousands)
Troubled debt restructurings:
On accrual	$10,172	$17,076
On nonaccrual	5,972	6,104
Total troubled debt restructurings	$16,144	$23,180

Total TDR loans and leases decreased by $7.1 million to $16.1 million at June 30, 2020 from $23.2 million at December 31, 2019, driven primarily by the payments and payoffs of the commercial and construction TDRs, partially offset by the new equipment financing TDRs during the six months ended June 30, 2020.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended June 30, 2020
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	1	$221
Equipment financing	11	1,174	1,160	—	1,160	—	—
Total	11	$1,174	$1,160	$—	$1,160	1	$221
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended June 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	520	520	—	—	—	—
Equipment financing	2	554	554	192	497	—	—
Total originated	3	$1,074	$1,074	$192	$497	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Six Months Ended June 30, 2020
		Amortized Cost		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	$—	$1	$221
Commercial	2	297	302	—	—	—	—	—
Equipment financing	11	1,174	1,160	—	1,160	—	—	—
Home equity	1	200	200	—	—	—	—	—
Total	14	$1,671	$1,662	$—	$1,160	—	1	$221

	At and for the Six Months Ended June 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$73	$71	$8	$—	—	—	$—
Commercial	7	17,274	18,907	—	—	—	—	—
Equipment financing	5	1,369	1,113	380	1,056	—	—	—
Total originated	13	18,716	20,091	388	1,056	—	—	—

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Extended maturity	$334	$520	$636	$6,503
Adjusted principal	44	—	44	—
Combination maturity, principal, interest rate	782	554	982	13,588
Total	1,160	1,074	1,662	20,091

The TDR loans and leases that were modified for the three months ended June 30, 2020 and 2019 were $1.2 million and $1.1 million, respectively.
The TDR loans and leases that were modified for the six months ended June 30, 2020 and 2019 were $1.7 million and $20.1 million, respectively. The decrease in TDR loans and leases that were modified for the six months ended June 30, 2020 was primarily due to the modification of four commercial relationships totaling $18.9 million during the six months ended June 30, 2019.
The net charge-offs for performing and nonperforming TDR loans and leases for the three and six months ended June 30, 2020 were $0.5 million and $0.6 million respectively. The net charge-offs for performing and nonperforming TDR loans and leases for the three and six months ended June 30, 2019 were $0.8 million and $1.7 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of June 30, 2020 was $1.8 million. As of June 30, 2019, there were $1.5 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance recently issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of June 30, 2020, the Company has granted 5,366 short-term deferments on loan and lease balances of $1.2 billion, which represented 16.0 percent of total loan and lease balances.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2020	At December 31, 2019
	(In Thousands)
Goodwill (beginning)	$160,427	$160,427
Additions	—	—
Balance at end of period	160,427	160,427
Other intangible assets:
Core deposits	2,687	3,334
Trade name	1,089	1,089
Total other intangible assets	3,776	4,423
Total goodwill and other intangible assets	$164,203	$164,850

At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 6.14.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2020	$624
Year ending:
2021	857
2022	500
2023	268
2024	158
2025	104
Thereafter	176
Total	$2,687

(7) Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2020 and 2019, the Company’s accumulated other comprehensive (loss) income includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in accumulated other comprehensive income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2020
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at March 31, 2020	$16,863	$84	$16,947
Other comprehensive income	3,085	—	3,085
Less: amounts reclassified from accumulated other comprehensive income	494	—	494
Balance at June 30, 2020	$19,454	$84	$19,538

	Three Months Ended June 30, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at March 31, 2019	$(4,645)	$252	$(4,393)
Other comprehensive income	5,534	—	5,534
Balance at June 30, 2019	$889	$252	$1,141

	Six Months Ended June 30, 2020
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2019	$2,199	$84	$2,283
Other comprehensive income	19,582	—	19,582
Less: amounts reclassified from accumulated other comprehensive income	2,327	—	2,327
Balance at June 30, 2020	$19,454	$84	$19,538

	Six Months Ended June 30, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive income	10,601	—	10,601
Balance at June 30, 2019	$889	$252	$1,141

(8) Derivatives and Hedging Activities
The Company executes loan level derivative products such as interest rate swap agreements with commercial banking customers to aid them in managing their interest rate risk. The interest rate swap contracts allow the commercial banking customers to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into offsetting swaps with a third party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third party financial institution exchanges the customer's fixed rate loan payments for floating rate loan payments. As the interest rate swap agreements associated with this program do not meet hedge accounting requirements, changes in the fair value are recognized directly in earnings. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging".

The Company utilizes risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. Risk participation agreements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The Company uses interest rate futures that are designated and qualify as cash flow hedging instruments. Positions are marked to market as an unrealized gain or loss with off-setting entries recognized in Accumulated Other Comprehensive Income. Gains and losses are recognized on the income statement in the account of the hedged item during the period in which the derivative settles. The fair value of these hedges on June 30, 2020 was a net liability position of $6 thousand compared to no position in December 31, 2019.

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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$23,939	$8,686	$24,584	$18,942	$1,191,796	$1,267,947	$163,744
Pay fixed, receive variable	135	23,939	8,686	24,584	18,942	1,191,796	1,267,947	163,744
Risk participation-out agreements	43	13,495	—	7,077	—	251,624	272,196	2,641
Risk participation-in agreements	7	—	—	—	19,000	40,119	59,119	467

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$1,332	$—	$—	$—	$—	$1,332	$96
Sells foreign currency, buys U.S. currency	23	1,441	—	—	—	—	1,441	117

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	119	$24,777	$—	$31,131	$16,794	$1,028,491	$1,101,193	$58,102
Pay fixed, receive variable	119	24,777	—	31,131	16,794	1,028,491	1,101,193	58,102
Risk participation-out agreements	40	13,967	—	—	7,143	214,583	235,693	1,229
Risk participation-in agreements	7	—	—	—	19,000	36,281	55,281	283

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$1,125	$—	$—	$—	$—	$1,125	$54
Sells foreign currency, buys U.S. currency	18	1,230	—	—	—	—	1,230	53

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $173.3 million and $86.5 million in the normal course of business as of June 30, 2020 and December 31, 2019, respectively. Dealer counterparties posted no collateral to the Company in the normal course of business as of June 30, 2020 and December 31, 2019.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$165,756	$—	$165,756	$—	$—	$165,756
Risk participation-out agreements	2,641	—	2,641	—	—	2,641
Foreign exchange contracts	117	—	117	—	—	117
Total	$168,514	$—	$168,514	$—	$—	$168,514

Liability derivatives
Loan level derivatives	$165,756	$—	$165,756	$162,140	$11,210	$(7,594)
Risk participation-in agreements	467	—	467	—	—	467
Foreign exchange contracts	96	—	96	—	—	96
Total	$166,319	$—	$166,319	$162,140	$11,210	$(7,031)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$59,365	$—	$59,365	$—	$11,900	$47,465
Risk participation-out agreements	1,229	—	1,229	—	—	1,229
Foreign exchange contracts	54	—	54	—	—	54
Total	$60,648	$—	$60,648	$—	$11,900	$48,748

Liability derivatives
Loan level derivatives	$59,365	$—	$59,365	$86,521	$—	$(27,156)
Risk participation-in agreements	283	—	283	—	—	283
Foreign exchange contracts	53	—	53	—	—	53
Total	$59,701	$—	$59,701	$86,521	$—	$(26,820)

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
(9) Stock Based Compensation
As of June 30, 2020, the Company had 2 active equity plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three and six months ended June 30, 2020 and 2019, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.7 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Total expense for the Plans was $1.4 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$19,571	$19,571	$20,471	$20,471

Denominator:
Weighted average shares outstanding	78,849,282	78,849,282	79,669,922	79,669,922
Effect of dilutive securities	—	165,992	—	216,370
Adjusted weighted average shares outstanding	78,849,282	79,015,274	79,669,922	79,886,292

EPS	$0.25	$0.25	$0.26	$0.26

	Six Months Ended
	June 30, 2020		June 30, 2019
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$2,295	$2,295	$42,938	$42,938

Denominator:
Weighted average shares outstanding	79,165,372	79,165,372	79,664,284	79,664,284
Effect of dilutive securities	—	175,152	—	195,288
Adjusted weighted average shares outstanding	79,165,372	79,340,524	79,664,284	79,859,572

EPS	$0.03	$0.03	$0.54	$0.54

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$321,483	$—	$321,483
GSE CMOs	—	58,564	—	58,564
GSE MBSs	—	387,657	—	387,657
SBA commercial loan asset-backed securities	—	1	—	1
Corporate debt obligations	—	26,571	—	26,571
U.S. Treasury bonds	—	59,742	—	59,742
Foreign government obligations	—	487	—	$487
Total investment securities available-for-sale	$—	$854,505	$—	$854,505
Equity securities held-for-trading	$1,469	$523	$—	$1,992
Loan level derivatives	—	165,756	—	165,756
Risk participation-out agreements	—	2,641	—	2,641
Foreign exchange contracts	—	117	—	117
Liabilities:
Loan level derivatives	$—	$165,756	$—	$165,756
Risk participation-in agreements	—	467	—	467
Foreign exchange contracts	—	96	—	96

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$185,803	$—	$185,803
GSE CMOs	—	85,932	—	85,932
GSE MBSs	—	153,343	—	153,343
SBA commercial loan asset-backed securities	—	34	—	34
Corporate debt obligations	—	28,986	—	28,986
U.S. Treasury bonds	—	44,897	—	44,897
Total investment securities available-for-sale	$—	$498,995	$—	$498,995
Equity securities held-for-trading	$2,569	$1,012	$—	$3,581
Loan level derivatives	—	59,365	—	59,365
Risk participation-out agreements	—	1,229	—	1,229
Foreign exchange contracts	—	54	—	54
Liabilities:
Loan level derivatives	$—	$59,365	$—	$59,365
Risk participation-in agreements	—	283	—	283
Foreign exchange contracts	—	53	—	53

Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2020 and December 31, 2019, no investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2020 and 2019, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$8,941	$8,941
Repossessed assets	—	1,454	—	1,454
Total assets measured at fair value on a non-recurring basis	$—	$1,454	$8,941	$10,395

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,243	$2,243
Repossessed assets	—	2,631	—	2,631
Total assets measured at fair value on a non-recurring basis	$—	$2,631	$2,243	$4,874

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

	Fair Value		Valuation Technique
	At June 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$8,941	$2,243	Appraisal of collateral (1)
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

			Fair Value Measurements at June 30, 2020
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,288,144	7,256,940	—	—	7,256,940
Restricted equity securities	71,638	71,638	—	—	71,638
Financial liabilities:
Certificates of deposits	1,951,948	1,973,770	—	1,973,770	—
Borrowed funds	1,406,669	1,409,465	—	1,409,465	—

			Fair Value Measurements at December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$31,228	$31,290	$—	$31,290	$—
GSE MBSs	9,360	9,279	—	9,279	—
Municipal obligations	45,692	46,514	—	46,514	—
Foreign government obligations	500	478	—	—	478
Loans and leases, net	6,676,734	6,697,583	—	—	6,697,583
Restricted equity securities	53,818	53,818	—	—	53,818
Financial liabilities:
Certificates of deposit	2,021,642	2,026,683	—	2,026,683	—
Borrowed funds	902,749	902,670	—	902,670	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2020	At December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$45,299	$50,034
Commercial	102,133	78,058
Residential mortgage	32,323	25,998
Unadvanced portion of loans and leases	823,324	808,681
Unused lines of credit:
Home equity	565,382	528,251
Other consumer	48,699	25,374
Other commercial	447	380
Unused letters of credit:
Financial standby letters of credit	10,802	10,166
Performance standby letters of credit	6,068	4,652
Commercial and similar letters of credit	2,447	3,823
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,267,947	1,101,193
Pay fixed, receive variable	1,267,947	1,101,193
Risk participation-out agreements	272,196	235,693
Risk participation-in agreements	59,119	55,281
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,332	1,125
Sells foreign currency, buys U.S. currency	1,441	1,230

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
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Footnote 8.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of June 30, 2020 as the discount rate to determine the net present value of the remaining lease payments.

	At June 30, 2020	At June 30, 2019
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$3,233	$3,033

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,302	$3,106
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$66

	At June 30, 2020	At December 31, 2019
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$24,343	$24,876
Operating lease liabilities	24,343	24,876

Weighted Average Remaining Lease Term
Operating leases	7.06	7.47

Weighted Average Discount Rate
Operating leases	3.2%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2020
(In Thousands)

Remainder of 2020	$3,135
Year ending:
2021	5,858
2022	5,156
2023	4,027
2024	2,626
2025	1,587
Thereafter	4,675
Total	$27,064
Less imputed interest	(2,721)
Present value of lease liability	$24,343

Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.9 million and other expenditures were $0.2 million for both the six months ended June 30, 2020, and 2019. Total rental expense was $1.6 million for both the three months ended June 30, 2020, and 2019, respectively. Total rental expense was $3.1 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively.
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
(14) Subsequent Events
From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of the filing date, the Company has granted 5,422 short-term deferrals on loan and lease balances of $1.2 billion, which represented 16.6% of total loan and lease balances.
On July 20, 2020, First Ipswich Securities II Corporation and BBS Investment Corporation merged into Longwood Securities Corporation. First Ipswich Securities II Corporation and BBS Investment Corporation were already a wholly-owned subsidiary of the Company, therefore there was no tax impact and minimal impact to customers.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which the Banks operate; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other filings submitted to the Securities and Exchange Commission ("SEC"). Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); and Brookline Securities Corp. As previously disclosed, the merger of First Ipswich Bank into Brookline Bank was completed in the first quarter of 2020.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, 27.5% of which is in the greater New York and New Jersey metropolitan area and 72.5% of which is in other areas in the United States of America as of June 30, 2020.
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
On March 27, 2020, Congress passed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.

•
Paycheck Protection Program The CARES Act appropriated $349 billion for “paycheck protection loans” through the SBA’s PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. As of the filing date, Brookline Bank and Bank Rhode Island have obtained SBA approval for 2,926 PPP loans totaling $567 million. All PPP loans have been funded. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at rate a of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program.

•
Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of the filing date, the Banks have granted approximately 5,422 short-term deferments on loan balances of $1.2 billion, which represented 17% of total loan balances as of June 30, 2020. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.25	$(0.22)	$0.28	$0.28	$0.26
Earnings per share - Diluted	0.25	(0.22)	0.28	0.28	0.26
Book value per share (end of period)	11.75	11.57	11.87	11.70	11.53
Tangible book value per share (end of period) (1)	9.67	9.49	9.80	9.63	9.45
Dividends paid per common share	0.115	0.115	0.115	0.110	0.110
Stock price (end of period)	10.08	11.28	16.46	14.73	15.38

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.09%	3.31%	3.43%	3.45%	3.55%
Return on average assets	0.88%	(0.87)%	1.13%	1.17%	1.08%
Return on average tangible assets (1)	0.90%	(0.89)%	1.15%	1.19%	1.11%
Return on average stockholders' equity	8.45%	(7.30)%	9.42%	9.74%	8.98%
Return on average tangible stockholders' equity (1)	10.28%	(8.84)%	11.42%	11.85%	10.98%
Dividend payout ratio (1)	46.37%	(53.10)%	41.35%	38.88%	42.87%
Efficiency ratio (3)	55.46%	57.36%	54.15%	56.48%	56.09%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.08%	0.13%	0.10%	0.02%	0.19%
Nonperforming loans and leases as a percentage of total loans and leases	0.56%	0.57%	0.29%	0.33%	0.33%
Nonperforming assets as a percentage of total assets	0.47%	0.49%	0.28%	0.30%	0.30%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.61%	1.66%	0.91%	0.89%	0.90%

CAPITAL RATIOS
Stockholders' equity to total assets	10.21%	10.78%	12.04%	11.83%	12.03%
Tangible equity ratio (1)	8.56%	9.02%	10.15%	9.94%	10.08%

FINANCIAL CONDITION DATA
Total assets	$9,069,667	$8,461,591	$7,856,853	$7,878,436	$7,636,980
Total loans and leases	7,407,697	6,822,527	6,737,816	6,646,821	6,505,329
Allowance for loan and lease losses	119,553	113,181	61,082	59,135	58,635
Investment securities available-for-sale	854,505	761,539	498,995	467,339	482,497
Investment securities held-to-maturity	—	—	86,780	95,163	103,572
Equity securities held-for-trading	1,992	2,558	3,581	4,581	4,698
Goodwill and identified intangible assets	164,203	164,514	164,850	165,270	165,691
Total deposits	6,440,233	5,889,938	5,830,072	5,729,339	5,622,493
Total borrowed funds	1,406,669	1,291,804	902,749	986,405	930,764
Stockholders' equity	926,413	912,568	945,606	932,311	918,468

					(Continued)

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$64,288	$61,712	$63,931	$63,236	$63,134
Provision for credit losses	5,347	54,114	3,602	871	3,757
Non-interest income	6,235	9,328	7,756	7,929	7,478
Non-interest expense	39,109	40,748	38,815	40,191	39,604
Net income (loss)	19,571	(17,276)	22,183	22,596	20,471
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $9.1 billion as of June 30, 2020 increased $1.2 billion, or 30.9% on an annualized basis, from December 31, 2019. The increase was primarily driven by growth in cash and cash equivalents, investment securities, and the loan portfolio.
Total loans and leases as of June 30, 2020 increased $669.9 million, or 19.9% on an annualized basis, to $7.4 billion from December 31, 2019. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.2 billion, or 83.7% of total loans and leases, as of June 30, 2020, an increase of $691.2 million, or 25.1% on an annualized basis, from $5.5 billion, or 81.7% of total loans and leases, as of December 31, 2019.
Cash and cash equivalents as of June 30, 2020 increased $177.1 million, or 455.4% on an annualized basis, to $254.9 million from December 31, 2019. Investment securities as June 30, 2020 increased $267.1 million, or 90.7% on annualized basis, to $856.5 million from December 31, 2019.
Total deposits of $6.4 billion as of June 30, 2020 increased $610.2 million, or 20.9% on an annualized basis, from December 31, 2019. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $4.5 billion, or 69.7% of total deposits as of June 30, 2020, an increase of $679.9 million, or 35.7% on an annualized basis from $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Certificate of deposit balances totaled $2.0 billion, or 30.3% of total deposits as of June 30, 2020, a decrease of $69.7 million, or 6.9% on an annualized basis from $2.0 billion, or 34.7% of total deposits, as of December 31, 2019.
Total borrowed funds as of June 30, 2020 increased $503.9 million, or 111.6% on an annualized basis, to $1.4 billion from December 31, 2019.
Asset Quality
Nonperforming assets as of June 30, 2020 totaled $42.8 million, or 0.47% of total assets, compared to $22.1 million, or 0.28% of total assets, as of December 31, 2019. Net charge-offs for the three months ended June 30, 2020 were $1.4 million, or 0.08% of average loans and leases on an annualized basis, compared to $3.1 million, or 0.19% of average loans and leases on an annualized basis, for the three months ended June 30, 2019.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.61% as of June 30, 2020, compared to 0.91% as of December 31, 2019. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.42% as of June 30, 2020, compared to 11.44% as of December 31, 2019. The Company's Tier 1 leverage ratio was 8.71% as of June 30, 2020, compared to 10.28% as of December 31, 2019. As of June 30, 2020, the Company's Tier 1 risk-based capital ratio was 10.56%, compared to 11.58% as of December 31, 2019. The Company's Total risk-based capital ratio was 12.85% as of June 30, 2020, compared to 13.59% as of December 31, 2019.

The Company's ratio of stockholders' equity to total assets was 10.21% and 12.04% as of June 30, 2020 and December 31, 2019, respectively. The Company's tangible equity ratio was 8.56% and 10.15% as of June 30, 2020 and December 31, 2019, respectively.
Net Income
For the three months ended June 30, 2020, the Company reported net income of $19.6 million, or $0.25 per basic and diluted share, a decrease of $0.9 million, or 17.6% on an annualized basis, from $20.5 million, or $0.26 per basic and diluted share for the three months ended June 30, 2019. This decrease in net income is primarily the result of an increase in the provision for credit losses of $1.6 million and a decrease in non-interest income of $1.2 million, partially offset by an increase in net interest income of $1.2 million, a decrease in non-interest expense of $0.5 million, and a decrease in the provision for income taxes of $0.3 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2020, the Company reported net income of $2.3 million, or $0.03 per basic and diluted share, a decrease of $40.6 million, or 94.7%, from $42.9 million or $0.54 per basic and diluted share for the six months ended June 30, 2019. This decrease in net income is primarily the result of an increase in the provision for credit losses of $54.4 million and an increase in non-interest expense of $1.4 million, partially offset by a decrease in the provision for income taxes of $13.7 million and an increase in non-interest income of $1.5 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.88% for the three months ended June 30, 2020, compared to 1.08% for the three months ended June 30, 2019. The annualized return on average stockholders' equity was 8.45% for the three months ended June 30, 2020, compared to 8.98% for the three months ended June 30, 2019.
The net interest margin was 3.09% for the three months ended June 30, 2020, down from 3.55% for the three months ended June 30, 2019. The decrease in the net interest margin is a result of a decrease in the yield on interest-earning assets of 96 basis points to 3.92% for the three months ended June 30, 2020 from 4.88% for the three months ended June 30, 2019, partially offset by a decrease of 53 basis points in the Company's overall cost of funds to 0.94% for the three months ended June 30, 2020 from 1.47% for the three months ended June 30, 2019.
The net interest margin was 3.19% for the six months ended June 30, 2020, down from 3.59% for the six months ended
June 30, 2019. The decrease in the net interest margin is a result of a decrease of 33 basis points in the Company's overall cost of funds to 1.10% for the six months ended June 30, 2020 from 1.43% for the six months ended June 30, 2019, partially offset by a decrease in the yield on interest-earning assets of 69 basis points to 4.17% for the six months ended June 30, 2020 from 4.86% for the six months ended June 30, 2019.
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

In August 2018, FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General
(Subtopic 715-20)" ("ASU 2018-14"), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2020.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Net income, as reported	$19,571	$20,471	$2,295	$42,938
Less:
Security gains (after-tax)	440	268	1,958	373
Operating earnings	$19,131	$20,203	$337	$42,565

Basic earnings per share, as reported	$0.25	$0.26	$0.03	$0.54
Less:
Security gains (after-tax)	0.01	0.01	0.03	0.01
Basic operating earnings per share	$0.24	$0.25	$—	$0.53

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Operating earnings (loss)	$19,131	$(18,240)	$22,082	$23,528	$20,203

Average total assets	$8,869,540	$7,965,826	$7,860,593	$7,746,492	$7,571,396
Less: Average goodwill and average identified intangible assets, net	164,385	164,701	165,071	165,493	165,914
Average tangible assets	$8,705,155	$7,801,125	$7,695,522	$7,580,999	$7,405,482

Return on average assets (annualized)	0.88%	(0.87)%	1.13%	1.17%	1.08%
Less:
Security gains	0.02%	0.05%	0.01%	—%	0.01%
Add:
Merger and restructuring-related expenses	—%	—%	—%	0.04%	—%
Operating return on average assets (annualized)	0.86%	(0.92)%	1.12%	1.21%	1.07%

Return on average tangible assets (annualized)	0.90%	(0.89)%	1.15%	1.19%	1.11%
Less:
Security gains	0.02%	0.05%	0.01%	—%	0.02%
Add:
Merger and restructuring-related expenses	—%	—%	—%	0.05%	—%
Operating return on average tangible assets (annualized)	0.88%	(0.94)%	1.15%	1.24%	1.09%

Average total stockholders' equity	$926,239	$946,138	$941,891	$928,063	$911,824
Less: Average goodwill and average identified intangible assets, net	164,385	164,701	165,071	165,493	165,914
Average tangible stockholders' equity	$761,854	$781,437	$776,820	$762,570	$745,910

Return on average stockholders' equity (annualized)	8.45%	(7.30)%	9.42%	9.74%	8.98%
Less:
Security gains (losses)	0.19%	0.41%	0.04%	(0.04)%	0.12%
Add:
Merger and restructuring-related expenses	—%	—%	—%	0.36%	—%
Operating return on average stockholders' equity (annualized)	8.26%	(7.71)%	9.38%	10.14%	8.86%

					(Continued)

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Return on average tangible stockholders' equity (annualized)	10.28%	(8.84)%	11.42%	11.85%	10.98%
Less:
Security gains (losses)	0.24%	0.49%	0.05%	(0.05)%	0.15%
Add:
Merger and restructuring-related expenses	—%	—%	—%	0.44%	—%
Operating return on average tangible stockholders' equity (annualized)	10.04%	(9.33)%	11.37%	12.34%	10.83%

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Net income (loss), as reported	$19,571	$(17,276)	$22,183	$22,596	$20,471

Average total assets	$8,869,540	$7,965,826	$7,860,593	$7,746,492	$7,571,396
Less: Average goodwill and average identified intangible assets, net	164,385	164,701	165,071	165,493	165,914
Average tangible assets	$8,705,155	$7,801,125	$7,695,522	$7,580,999	$7,405,482

Return on average tangible assets (annualized)	0.90%	(0.89)%	1.15%	1.19%	1.11%

Average total stockholders' equity	$926,239	$946,138	$941,891	$928,063	$911,824
Less: Average goodwill and average identified intangible assets, net	164,385	164,701	165,071	165,493	165,914
Average tangible stockholders' equity	$761,854	$781,437	$776,820	$762,570	$745,910

Return on average tangible stockholders' equity (annualized)	10.28%	(8.84)%	11.42%	11.85%	10.98%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Total stockholders' equity	$926,413	$912,568	$945,606	$932,311	$918,468
Less: Goodwill and identified intangible assets, net	164,203	164,514	164,850	165,270	165,691
Tangible stockholders' equity	$762,210	$748,054	$780,756	$767,041	$752,777

Total assets	$9,069,667	$8,461,591	$7,856,853	$7,878,436	$7,636,980
Less: Goodwill and identified intangible assets, net	164,203	164,514	164,850	165,270	165,691
Tangible assets	$8,905,464	$8,297,077	$7,692,003	$7,713,166	$7,471,289

Tangible equity ratio	8.56%	9.02%	10.15%	9.94%	10.08%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Tangible stockholders' equity	$762,210	$748,054	$780,756	$767,041	$752,777

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	5,859,708	5,862,811	5,003,127	5,003,127	5,025,764
Unallocated ESOP	65,334	72,441	79,548	92,337	98,208
Unvested restricted stock	398,188	395,085	406,450	407,784	377,122
Common shares outstanding	78,853,942	78,846,835	79,688,047	79,673,924	79,676,078

Tangible book value per share	$9.67	$9.49	$9.80	$9.63	$9.45

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Dividends paid	$9,076	$9,173	$9,173	$8,786	$8,775

Net (loss) income, as reported	$19,571	$(17,276)	$22,183	$22,596	$20,471

Dividend payout ratio	46.37%	(53.10)%	41.35%	38.88%	42.87%

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019

Allowance for loan and lease losses	$119,553	$113,181	$61,082	$59,135	$58,635

Total loans and leases	$7,407,697	$6,822,527	$6,737,816	$6,646,821	$6,505,329
Less: Total PPP loans	565,768	—	—	—	—
Total loans and leases excluding PPP loans	$6,841,929	$6,822,527	$6,737,816	$6,646,821	$6,505,329

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.75%	1.66%	0.91%	0.89%	0.90%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At June 30, 2020		At December 31, 2019
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,609,762	35.1%	$2,491,011	37.0%
Multi-family mortgage	968,761	13.1%	932,163	13.8%
Construction	259,180	3.5%	246,048	3.7%
Total commercial real estate loans	3,837,703	51.7%	3,669,222	54.5%
Commercial loans and leases:
Commercial	1,222,986	16.5%	729,502	10.8%
Equipment financing	1,085,869	14.7%	1,052,408	15.6%
Condominium association	52,608	0.7%	56,838	0.8%
Total commercial loans and leases	2,361,463	31.9%	1,838,748	27.2%
Consumer loans:
Residential mortgage	804,282	10.9%	814,245	12.1%
Home equity	370,322	5.0%	376,819	5.6%
Other consumer	33,927	0.5%	38,782	0.6%
Total consumer loans	1,208,531	16.4%	1,229,846	18.3%
Total loans and leases	7,407,697	100.0%	6,737,816	100.0%
Allowance for loan and lease losses	(119,553)		(61,082)
Net loans and leases	$7,288,144		$6,676,734

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2020:

	At June 30, 2020	At December 31, 2019	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,837,703	$3,669,222	$168,481	9.2%
Commercial	2,361,463	1,838,748	522,715	56.9%
Consumer	1,208,531	1,229,846	(21,315)	-3.5%
Total loans and leases	$7,407,697	$6,737,816	$669,881	19.9%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of June 30, 2020, there were 3 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $165.1 million, or 1.87% of total loans and commitments, as of June 30, 2020. As of December 31, 2019, there were 3 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $194.3 million, or 2.40% of total loans and commitments, as of December 31, 2019.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 51.7% of total loans and leases outstanding as of June 30, 2020.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($928.5 million), office buildings ($724.1 million), retail stores ($613.9 million), industrial properties ($448.7 million), mixed-use properties ($334.3 million), lodging services ($148.6 million) and food services ($60.6 million) as of June 30, 2020. At that date, approximately 97.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 31.9% of total loans outstanding as of June 30, 2020.
The Company's commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($632.9 million), transportation services ($386.5 million), food services ($226.0 million), manufacturing ($162.7 million), recreation services ($155.7 million), rental and leasing services ($117.1 million), and retail ($109.9 million) as of June 30, 2020.
The Company provides commercial banking services to companies in its market area. Approximately 55.6% of the commercial loans outstanding as of June 30, 2020 were made to borrowers located in New England. The remaining 44.4% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $565.8 million as of June 30, 2020.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 26.1% of the commercial loans outstanding in the equipment financing division were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.4% of total loans outstanding as of June 30, 2020. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2020, other consumer loans equaled $33.9 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2020, the Company had $80.8 million of total assets that were designated as criticized. This compares to $67.2 million of assets designated as criticized as of December 31, 2019. The increase of $13.6 million in criticized assets was primarily due to two commercial relationships totaling $8.3 million and an equipment financing relationship of $4.0 million which became criticized during the first six months of 2020.
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
As of June 30, 2020, the Company had nonperforming assets of $42.8 million, representing 0.47% of total assets, compared to nonperforming assets of $22.1 million, or 0.28% of total assets as of December 31, 2019. The increase in nonperforming assets was primarily driven by the inclusion of $9.7 million of ASC 310-30 loans previously categorized in performing assets, one commercial relationship of $8.5 million, and various equipment financing and residential relationships that were placed on nonaccrual status, partially offset by a decrease in other repossessed assets during first six months of 2020.
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
As of June 30, 2020, the Company had loans and leases greater than 90 days past due and accruing of $2.0 million, or 0.03% of total loans and leases, compared to $10.1 million, or 0.15% of total loans and leases, as of December 31, 2019, representing a decrease of $8.1 million. The decrease in past due and accruing loans was primarily due to $9.3 million of past due and accruing acquired loans previously accounted for under ASC 310-30, which are now disclosed as being on non-accrual status.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$10,139	$2,845
Multi-family mortgage	—	84
Total commercial real estate loans	10,139	2,929

Commercial	12,427	4,909
Equipment financing	13,100	9,822
Condominium association	190	151
Total commercial loans and leases	25,717	14,882

Residential mortgage	4,157	753
Home equity	1,278	896
Other consumer	9	1
Total consumer loans	5,444	1,650

Total nonaccrual loans and leases	41,300	19,461

Other repossessed assets	1,454	2,631
Total nonperforming assets	$42,754	$22,092

Loans and leases past due greater than 90 days and accruing	$1,974	$10,109
Total delinquent loans and leases 61-90 days past due	23,862	4,978
Restructured loans and leases not included in nonperforming assets	10,172	17,076

Total nonperforming loans and leases as a percentage of total loans and leases	0.56%	0.29%
Total nonperforming assets as a percentage of total assets	0.47%	0.28%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.32%	0.07%

Troubled Debt Restructuring Loans and Leases
Total TDR loans decreased by $7.1 million to $16.1 million at June 30, 2020 from $23.2 million at December 31, 2019. The decrease driven primarily by the payments and payoffs of the commercial and construction TDRs, partially offset by the new equipment financing TDRs during the six months ended June 30, 2020.
As of June 30, 2020, total TDR loans included $4.4 million of commercial loans, $6.1 million of equipment financing loans and leases, $2.2 million of residential mortgage loans, $1.9 million of home equity loans, and $1.6 million of commercial real estate loans. As of December 31, 2019, total TDR loans included $9.0 million of commercial loans, $5.6 million of equipment financing loans and leases, $2.1 million of residential mortgage loans, $1.9 million of home equity loans, $1.7 million of commercial real estate loans, $2.9 million of construction loans and $0.1 million of multi-family mortgage loans. A TDR loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$10,172	$17,076
On nonaccrual	5,972	6,104
Total troubled debt restructurings	$16,144	$23,180

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Balance at beginning of period	$22,299	$36,140	$23,180	$20,941
Additions	1,174	1,074	1,671	20,773
Net charge-offs	(473)	(845)	(607)	(1,723)
Repayments	(6,856)	(177)	(8,100)	(3,799)
Balance at end of period	$16,144	$36,192	$16,144	$36,192

From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the
U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December
31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of June 30, 2020, the Company has granted 5,366 short-term deferrals on loan and lease balances of $1.2 billion, which represented 16.0% of total loan and lease balances.

Allowances for Credit Losses
The allowance for credit losses consists of general and specific allowances and reflects management's estimate of expected loan and lease losses over the life of loan or lease. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for credit losses on a quarterly basis. Management continuously evaluates and challenges inputs and assumptions in the allowance for credit losses.
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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation is extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2020, qualitative adjustments were applied to the CRE and C&I portfolios resulting in a net reduction in total reserves compared to model calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2020 and 2019.

	At and for the Three Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181
Charge-offs	—	(1,794)	(9)	(1,803)
Recoveries	94	296	30	420
Provision (credit) for loan and lease losses	7,738	(338)	355	7,755
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553

Total loans and leases	$3,837,703	$2,361,463	$1,208,531	$7,407,697
Total allowance for loan and lease losses as a percentage of total loans and leases	2.35%	1.06%	0.38%	1.61%

	At and for the Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2019	$28,349	$24,240	$5,452	$58,041
Charge-offs	—	(3,401)	(11)	(3,412)
Recoveries	—	294	36	330
Provision for loan and lease losses	319	3,200	157	3,676
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

Total loans and leases	$3,493,554	$1,826,336	$1,185,439	$6,505,329
Total allowance for loan and lease losses as a percentage of total loans and leases	0.82%	1.33%	0.48%	0.90%

	At and for the Six Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Charge-offs	—	(4,321)	(21)	(4,342)
Recoveries	94	543	88	725
Provision for loan and lease losses	47,938	6,562	956	55,456
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553

Total loans and leases	$3,837,703	$2,361,463	$1,208,531	$7,407,697
Total allowance for loan and lease losses as a percentage of total loans and leases	2.35%	1.06%	0.38%	1.61%

	At and for the Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(5,913)	(41)	(5,954)
Recoveries	—	682	89	771
Provision for loan and lease losses	481	4,281	364	5,126
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635

Total loans and leases	$3,493,554	$1,826,336	$1,185,439	$6,505,329
Total allowance for loan and lease losses as a percentage of total loans and leases	0.82%	1.33%	0.48%	0.90%
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
At June 30, 2020, the allowance for loan and lease losses increased to $119.6 million, or 1.61% of total loans and leases outstanding, as a result of the latest available forecast of economic effect of the COVID-19 pandemic on the Company's loan and lease portfolios. Excluding PPP loans for which no allowance was reserved due to 100% federal guarantee, the allowance for loan losses and lease losses represents 1.75% of total loans and leases outstanding at June 30, 2020. This compared to an allowance for loan and lease losses of $61.1 million, or 0.91% of total loans and leases outstanding, as of December 31, 2019. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
Net charge-offs in the loans and leases for the three months ended June 30, 2020 and 2019 were $1.4 million and $3.1 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2020 and 2019 were 0.26% and 0.68%, respectively. Net charge-offs in the loans and leases for the six months ended June 30, 2020 and 2019 were $3.6 million and $5.2 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the six months ended June 30, 2020 and 2019 were 0.37% and 0.58%, respectively.
Management believes that the allowance for loan and lease losses as of June 30, 2020 is appropriate.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2020			At December 31, 2019
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$53,361	44.8%	35.1%	$21,519	35.3%	37.0%
Multi-family mortgage	23,951	20.0%	13.1%	6,436	10.5%	13.8%
Construction	12,699	10.6%	3.5%	2,330	3.8%	3.7%
Total commercial real estate loans	90,011	75.4%	51.7%	30,285	49.6%	54.5%
Commercial	9,475	7.9%	16.5%	12,849	21.0%	10.8%
Equipment financing	15,358	12.8%	14.7%	11,595	19.0%	15.6%
Condominium association	105	0.1%	0.7%	382	0.6%	0.8%
Total commercial loans and leases	24,938	20.8%	31.9%	24,826	40.6%	27.2%
Residential mortgage	1,822	1.5%	10.9%	3,717	6.1%	12.1%
Home equity	2,502	2.1%	5.0%	2,132	3.5%	5.6%
Other consumer	280	0.2%	0.5%	122	0.2%	0.6%
Total consumer loans	4,604	3.8%	16.4%	5,971	9.8%	18.3%
Total	$119,553	100.0%	100.0%	$61,082	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $444.3 million, or 133.2% on an annualized basis, to $1.1 billion as of June 30, 2020 from $667.1 million as of December 31, 2019. The increase was driven by increases in total cash, cash equivalents and investment securities. Cash, cash equivalents, and investment securities were 12.3% of total assets as of June 30, 2020, compared to 8.5% of total assets at December 31, 2019.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2020		At December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$314,497	$321,483	$182,922	$185,803
GSE CMOs	57,275	58,564	87,001	85,932
GSE MBSs	376,180	387,657	153,049	153,343
SBA commercial loan asset- backed securities	1	1	34	34
Corporate debt obligations	25,359	26,571	28,484	28,986
U.S. Treasury bonds	55,734	59,742	44,675	44,897
Foreign government obligations	$500	$487
Total investment securities available-for-sale	$829,546	$854,505	$496,165	$498,995
Investment securities held-to-maturity:
GSE debentures	$—	$—	$31,228	$31,290
GSE MBSs	—	—	9,360	9,279
Municipal obligations	—	—	45,692	46,514
Foreign government obligations	—	—	500	478
Total investment securities held-to-maturity	$—	$—	$86,780	$87,561
Equity securities held-for-trading		$1,992		$3,581

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $56.2 million for the six months ended June 30, 2020 compared to $33.2 million for the same period in 2019. For the six months ended June 30, 2020, the Company sold $131.5 million of investment securities available for sale, compared to none for the same period in 2019. For the six months ended June 30, 2020, the Company purchased $438.7 million of investment securities available-for-sale, compared to none for the same period in 2019.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $6.3 million for the six months ended June 30, 2020 compared to $11.5 million for the same period in 2019. There were no sales of investment securities held-to-maturity for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2020, the Company did not purchase any investment securities held-to-maturity, compared to $0.5 million in purchases of investment securities held-to-maturity for the same period in 2019. During the three months ended June 30, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.

As of June 30, 2020, the fair value of all investment securities available-for-sale was $854.5 million and carried a total of $25.0 million of net unrealized gains, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of June 30, 2020, $14.7 million, or 1.7%, of the portfolio, had gross unrealized losses of $0.1 million. This compares to $205.6 million, or 41.2%, of the portfolio with gross unrealized losses of $1.8 million as of December 31, 2019. The Company's unrealized gain position has increased in 2020 driven by lower long-term interest rates.
As of December 31, 2019, the fair value of all investment securities held-to-maturity was $87.6 million and net unrealized gains of $0.8 million. As of December 31, 2019, $22.3 million, or 25.5%, of the portfolio had gross unrealized losses of $0.2 million.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2020, the excess balance of capital stock was $0.3 million, as compared to a $0.7 million excess balance as of December 31, 2019.
As of June 30, 2020, the Company owned stock in the FHLBB with a carrying value of $53.1 million, an increase of $17.7 million from $35.5 million as of December 31, 2019. As of June 30, 2020, the FHLBB had total assets of $46.2 billion and total capital of $2.8 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of June 30, 2020 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2019.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of June 30, 2020, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million, compared to $18.1 million as of December 31, 2019.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex and American Financial Exchange. As of June 30, 2020, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2019.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2020			At December 31, 2019
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,603,037	24.9%	—%	$1,141,578	19.6%	—%
Interest-bearing deposits:
NOW accounts	417,622	6.5%	0.10%	371,380	6.4%	0.11%
Savings accounts	657,758	10.2%	0.16%	613,467	10.5%	0.46%
Money market accounts	1,809,868	28.1%	0.39%	1,682,005	28.9%	1.15%
Certificate of deposit accounts	1,951,948	30.3%	1.89%	2,021,642	34.7%	2.26%
Total interest-bearing deposits	4,837,196	75.1%	0.94%	4,688,494	80.4%	1.46%
Total deposits	$6,440,233	100.0%	0.70%	$5,830,072	100.0%	1.17%

Total deposits increased $610.2 million to $6.4 billion as of June 30, 2020, compared to $5.8 billion as of December 31, 2019. Deposits as a percentage of total assets decreased to 71.0% as of June 30, 2020, compared to 74.2% as of December 31, 2019.

As of June 30, 2020, the Company had $350.2 million of brokered deposits compared to $349.9 million as of December 31, 2019. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which decreased $69.7 million during the six months ended

June 30, 2020. Certificates of deposit have also decreased as a percentage of total deposits to 30.3% as of June 30, 2020 from 34.7% as of December 31, 2019.

During the six months ended June 30, 2020, core deposits increased $679.9 million. The ratio of core deposits to total deposits increased from 65.3% as of December 31, 2019 to 69.7% as of June 30, 2020, primarily due to an increase in core deposit accounts and a decrease in certificate of deposit accounts.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,512,089	23.7%	—%	$1,015,524	18.1%	—%
NOW accounts	395,158	6.2%	0.12%	343,745	6.1%	0.06%
Savings accounts	663,782	10.4%	0.22%	602,333	10.8%	0.49%
Money market accounts	1,784,343	28.0%	0.47%	1,683,735	30.1%	1.33%
Total core deposits	4,355,372	68.3%	0.36%	3,645,337	65.1%	0.70%
Certificate of deposit accounts	2,019,195	31.7%	2.04%	1,950,704	34.9%	2.33%
Total deposits	$6,374,567	100.0%	0.80%	$5,596,041	100.0%	1.27%

	Six Months Ended June 30,
	2020			2019
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,323,202	21.7%	—%	$1,021,215	18.4%	—%
NOW accounts	377,399	6.2%	0.12%	338,983	6.1%	0.11%
Savings accounts	645,363	10.6%	0.31%	614,307	11.1%	0.44%
Money market accounts	1,731,496	28.4%	0.73%	1,679,988	30.3%	1.30%
Total core deposits	4,077,460	66.8%	0.55%	3,654,493	65.8%	0.68%
Certificate of deposit accounts	2,030,049	33.2%	2.13%	1,897,901	34.2%	2.26%
Total deposits	$6,107,509	100.0%	0.95%	$5,552,394	100.0%	1.22%

As of June 30, 2020 and December 31, 2019, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At June 30, 2020		At December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$223,165	2.26%	$198,279	2.23%
Over six months through 12 months	182,544	1.86%	174,154	2.43%
Over 12 months	133,950	2.23%	185,078	2.56%
Total certificate of deposit of $250,000 or more	$539,659	2.12%	$557,511	2.40%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,256,521	$929,741	$1,101,823	$928,673
Maximum amount outstanding at any month-end during the period	1,406,669	981,860	1,406,669	987,835
Balance outstanding at end of period	1,406,669	930,764	1,406,669	930,764
Weighted average interest rate for the period	1.59%	2.70%	1.91%	2.67%
Weighted average interest rate at end of period	1.35%	2.74%	1.35%	2.74%
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
FHLBB borrowings increased by $509.1 million to $1.3 billion as of June 30, 2020 from the December 31, 2019 balance of $758.5 million. The increase in FHLBB borrowings was primarily due to an increase in new advances from the FHLBB to support asset growth.
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

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 25, 2020	$4,837	$4,826
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 16, 2020	4,755	4,739
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,076	74,026
			Total	$83,668	$83,591
The above carrying amounts of the subordinated debentures included $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of June 30, 2020. This compares to $0.4 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of December 31, 2019.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $12.7 million to $55.4 million as of June 30, 2020 from $42.7 million as of December 31, 2019.
The Company has access to a $12.0 million committed line of credit as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $568.0 million. As of June 30, 2020, the Company had no borrowings on outstanding uncommitted lines of credit as compared to $18.0 million as of December 31, 2019.

Derivative Financial Instruments
The Company has entered into loan level derivatives, risk participation agreements, and foreign exchange contracts with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company may also, from time to time, enter into risk participation agreements. The Company uses interest rate futures that are designated and qualify as cash flow hedging instruments. The fair value of these hedges on June 30, 2020 was a net liability position of $6 thousand compared to no position in December 31, 2019.
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2020 and December 31, 2019:

	At June 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,267,947	$1,101,193
Pay fixed, receive variable	1,267,947	1,101,193
Risk participation-out agreements	272,196	235,693
Risk participation-in agreements	59,119	55,281
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,332	$1,125
Sells foreign currency, buys U.S. currency	1,441	1,230
Fixed weighted average interest rate from the Company to counterparty	3.22%	3.54%
Floating weighted average interest rate from counterparty to the Company	1.13%	2.88%
Weighted average remaining term to maturity (in months)	88	91
Fair value:
Recognized as an asset:
Loan level derivatives	$165,756	$59,365
Risk participation-out agreements	2,641	1,229
Foreign exchange contracts	117	54
Recognized as a liability:
Loan level derivatives	$165,756	$59,365
Risk participation-in agreements	467	283
Foreign exchange contracts	96	53
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $926.4 million as of June 30, 2020, representing a $19.2 million decrease compared to $945.6 million at December 31, 2019. The decrease primarily reflects dividends paid by the Company of $18.2 million for the six months ended June 30, 2020, $10.4 million due to repurchase shares of treasury stock, and a reduction to retained earnings of $11.5 million due to the implementation of CECL, partially offset by net income attributable to the Company of $2.3 million, and unrealized gain on securities available-for-sale of $17.3 million.
Stockholders' equity represented 10.21% of total assets as of June 30, 2020 and 12.04% of total assets as of December 31, 2019. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.56% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2020 and 10.15% as of December 31, 2019.
On December 4, 2019, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020 and ending on December 31, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10 million bringing the total authorized amount to $20 million. Subsequently, as previously disclosed, the Company suspended the stock repurchase program effective as of March 24, 2020. As of June 30, 2020, the Company repurchased 848,319 shares at a weighted average price of $12.27. In 2019, 103,758 shares of the Company's common stock were repurchased by the Company.

The dividend payout ratio was 46.37% for the three months ended June 30, 2020, compared to 42.87% for the same period in 2019.
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
Net Interest Income
Net interest income increased $1.2 million to $64.3 million for the three months ended June 30, 2020 from $63.1 million for the three months ended June 30, 2019. This increase reflects a $5.3 million decrease in interest income on loans and leases and a $0.3 million increase in interest income on investment securities, offset by a $6.2 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2020 and June 30, 2019 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2020 and June 30, 2019 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income decreased $0.1 million to $126.0 million for the six months ended June 30, 2020 from $126.1 million for the six months ended June 30, 2019. This overall decrease reflects a $6.5 million decrease in interest income on loans and leases, along with a $0.1 million decrease in interest income on investment securities, and a $6.5 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2020 and June 30, 2019 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2020 and June 30, 2019 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 46 basis points to 3.09% for the three months ended June 30, 2020 from 3.55% for the three months ended June 30, 2019. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.25% for the three months ended June 30, 2020 from 5.14% for the three months ended June 30, 2019. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs decreased at a slower pace than in prior periods.
Net interest margin decreased by 40 basis points to 3.19% for the six months ended June 30, 2020 from 3.59% for the six months ended June 30, 2019. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.47% for the six months ended June 30, 2020 from 5.11% for the six months ended June 30, 2019. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment.

The yield on interest-earning assets decreased to 3.92% for the three months ended June 30, 2020 from 4.88% for the three months ended June 30, 2019. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the three months ended June 30, 2020, the Company recorded $1.2 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended June 30, 2020, compared to $0.9 million, or 5 basis points, for the three months ended June 30, 2019.
The yield on interest-earning assets decreased to 4.17% for the six months ended June 30, 2020 from 4.86% for the six months ended June 30, 2019. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the six months ended June 30, 2020, the Company recorded $1.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the six months ended June 30, 2020, compared to $2.1 million, or 6 basis points, for the six months ended June 30, 2019.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 53 basis points to 0.94% for the three months ended June 30, 2020 from 1.47% for the three months ended June 30, 2019. The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 33 basis points to 1.10% for the six months ended June 30, 2020 from 1.43% for the six months ended June 30, 2020. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. From 2017 through 2019, short term interest rates have risen while at the same time net interest income, net interest spread, and net interest margin have also increased. During the first and second quarters of 2020 interest rates declined sharply in response to the economic impact of the COVID-19 pandemic. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2020 and June 30, 2019. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$773,523	$3,719	1.92%	$593,404	$3,210	2.16%
Marketable and restricted equity securities	71,058	915	5.15%	59,224	888	5.99%
Short-term investments	245,577	99	0.16%	44,634	351	3.14%
Total investments	1,090,158	4,733	1.74%	697,262	4,449	2.55%
Commercial real estate loans (2)	3,761,667	36,829	3.87%	3,447,136	41,363	4.75%
Commercial loans (2)	1,234,537	10,450	3.35%	811,890	9,879	4.82%
Equipment financing (2)	1,069,192	18,973	7.10%	1,005,376	18,291	7.28%
Residential mortgage loans (2)	814,431	8,068	3.96%	774,533	8,186	4.23%
Other consumer loans (2)	411,326	3,153	3.07%	417,600	5,187	4.97%
Total loans and leases	7,291,153	77,473	4.25%	6,456,535	82,906	5.14%
Total interest-earning assets	8,381,311	82,206	3.92%	7,153,797	87,355	4.88%
Allowance for loan and lease losses	(114,188)			(58,137)
Non-interest-earning assets	602,417			475,736
Total assets	$8,869,540			$7,571,396
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$395,158	114	0.12%	$343,745	50	0.06%
Savings accounts	663,782	357	0.22%	602,333	737	0.49%
Money market accounts	1,784,343	2,074	0.47%	1,683,735	5,571	1.33%
Certificate of deposit	2,019,195	10,233	2.04%	1,950,704	11,354	2.33%
Total interest-bearing deposits (3)	4,862,478	12,778	1.06%	4,580,517	17,712	1.55%
Advances from the FHLBB	1,102,079	3,751	1.35%	761,651	4,825	2.51%
Subordinated debentures and notes	83,647	1,263	6.04%	83,490	1,305	6.25%
Other borrowed funds	70,795	44	0.25%	84,600	208	0.99%
Total borrowed funds	1,256,521	5,058	1.59%	929,741	6,338	2.70%
Total interest-bearing liabilities	6,118,999	17,836	1.17%	5,510,258	24,050	1.75%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,512,089			1,015,524
Other non-interest-bearing liabilities	312,213			133,790
Total liabilities	7,943,301			6,659,572
Brookline Bancorp, Inc. stockholders' equity	926,239			911,824
Total liabilities and stockholders' equity	$8,869,540			$7,571,396
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		64,370	2.75%		63,305	3.13%
Less adjustment of tax-exempt income		82			171
Net interest income		$64,288			$63,134
Net interest margin (5)			3.09%			3.55%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.81% and 1.27% in the three months ended June 30, 2020 and June 30, 2019, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$689,704	$6,743	1.96%	$600,758	$6,499	2.16%
Marketable and restricted equity securities	64,968	1,701	5.24%	59,803	1,808	6.05%
Short-term investments	164,943	308	0.37%	38,866	618	3.18%
Total investments	919,615	8,752	1.90%	699,427	8,925	2.55%
Commercial real estate loans (2)	3,729,339	77,297	4.10%	3,412,051	81,382	4.74%
Commercial loans (2)	1,008,923	18,778	3.68%	802,346	19,482	4.83%
Equipment financing (2)	1,061,019	37,919	7.15%	996,832	36,276	7.28%
Residential mortgage loans (2)	812,507	16,002	3.94%	776,419	16,309	4.20%
Other consumer loans (2)	414,570	7,108	3.43%	412,914	10,238	4.99%
Total loans and leases	7,026,358	157,104	4.47%	6,400,562	163,687	5.11%
Total interest-earning assets	7,945,973	165,856	4.17%	7,099,989	172,612	4.86%
Allowance for loan and lease losses	(91,384)			(58,441)
Non-interest-earning assets	563,094			461,548
Total assets	$8,417,683			$7,503,096
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$377,399	230	0.12%	$338,983	192	0.11%
Savings accounts	645,363	1,000	0.31%	614,307	1,334	0.44%
Money market accounts	1,731,496	6,315	0.73%	1,679,988	10,846	1.30%
Certificate of deposit	2,030,049	21,473	2.13%	1,897,901	21,288	2.26%
Total interest-bearing deposits (3)	4,784,307	29,018	1.22%	4,531,179	33,660	1.50%
Advances from the FHLBB	937,271	7,848	1.66%	758,613	9,435	2.47%
Subordinated debentures and notes	83,628	2,547	6.09%	83,471	2,613	6.26%
Other borrowed funds	80,924	233	0.58%	86,589	429	1.00%
Total borrowed funds	1,101,823	10,628	1.91%	928,673	12,477	2.67%
Total interest-bearing liabilities	5,886,130	39,646	1.35%	5,459,852	46,137	1.70%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts	1,323,202			1,021,215
Other non-interest-bearing liabilities	272,162			122,544
Total liabilities	7,481,494			6,603,611
Brookline Bancorp, Inc. stockholders' equity	936,189			899,301
Noncontrolling interest in subsidiary	—			184
Total liabilities and stockholders' equity	$8,417,683			$7,503,096
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		126,210	2.82%		126,475	3.16%
Less adjustment of tax-exempt income		210			342
Net interest income		$126,000			$126,133
Net interest margin (5)			3.19%			3.59%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.96% and 1.22% in the six months ended June 30, 2020 and June 30, 2019, respectively.
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

	Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$891	$(382)	$509	$885	$(641)	$244
Marketable and restricted equity securities	161	(134)	27	147	(254)	(107)
Short-term investments	338	(590)	(252)	610	(920)	(310)
Total investments	1,390	(1,106)	284	1,642	(1,815)	(173)
Loans and leases:
Commercial real estate loans	3,482	(8,016)	(4,534)	7,191	(11,276)	(4,085)
Commercial loans and leases	4,102	(3,531)	571	4,402	(5,106)	(704)
Equipment financing	1,138	(456)	682	2,295	(652)	1,643
Residential mortgage loans	412	(530)	(118)	729	(1,036)	(307)
Other consumer loans	(77)	(1,957)	(2,034)	41	(3,171)	(3,130)
Total loans	9,057	(14,490)	(5,433)	14,658	(21,241)	(6,583)
Total change in interest and dividend income	10,447	(15,596)	(5,149)	16,300	(23,056)	(6,756)
Interest expense:
Deposits:
NOW accounts	8	56	64	21	17	38
Savings accounts	67	(447)	(380)	67	(401)	(334)
Money market accounts	313	(3,810)	(3,497)	326	(4,857)	(4,531)
Certificate of deposit	372	(1,493)	(1,121)	1,445	(1,260)	185
Total deposits	760	(5,694)	(4,934)	1,859	(6,501)	(4,642)
Borrowed funds:
Advances from the FHLBB	1,632	(2,706)	(1,074)	1,891	(3,478)	(1,587)
Subordinated debentures and notes	2	(44)	(42)	5	(71)	(66)
Other borrowed funds	(29)	(135)	(164)	(26)	(170)	(196)
Total borrowed funds	1,605	(2,885)	(1,280)	1,870	(3,719)	(1,849)
Total change in interest expense	2,365	(8,579)	(6,214)	3,729	(10,220)	(6,491)
Change in tax-exempt income	(89)	—	(89)	(132)	—	(132)
Change in net interest income	$8,171	$(7,017)	$1,154	$12,703	$(12,836)	$(133)

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$36,830	$41,363	$(4,533)	(11.0)%	$77,297	$81,382	$(4,085)	(5.0)%
Commercial loans	10,393	9,773	620	6.3%	18,649	19,267	(618)	(3.2)%
Equipment financing	18,973	18,291	682	3.7%	37,919	36,275	1,644	4.5%
Residential mortgage loans	8,067	8,185	(118)	(1.4)%	16,002	16,309	(307)	(1.9)%
Other consumer loans	3,153	5,186	(2,033)	(39.2)%	7,108	10,237	(3,129)	(30.6)%
Total interest income—loans and leases	$77,416	$82,798	$(5,382)	(6.5)%	$156,975	$163,470	$(6,496)	(4.0)%
Interest income from loans and leases was $77.4 million for the three months ended June 30, 2020, and represented a yield on total loans of 4.25%. This compares to $82.8 million of interest on loans and a yield of 5.14% for the three months ended June 30, 2019. The $5.4 million decrease in interest income from loans and leases was primarily attributable to an increase of $9.1 million due to an increase in origination volume, offset by a decrease of $14.5 million due to changes in interest rates.
Interest income from loans and leases was $157.0 million for the six months ended June 30, 2020, and represented a yield on total loans of 4.47%. This compares to $163.5 million of interest on loans and a yield of 5.11% for the six months ended June 30, 2019. The $6.5 million decrease in interest income from loans and leases was primarily attributable to an increase of $14.7 million due to an increase in origination volume, offset by a decrease of $21.2 million due to the changes in interest rates.

Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,701	$3,158	$543	17.2%	$6,677	$6,394	$283	4.4%
Marketable and restricted equity securities	908	877	31	3.5%	1,686	1,788	(102)	(5.7)%
Short-term investments	99	351	(252)	(71.8)%	308	618	(310)	(50.2)%
Total interest income—investments	$4,708	$4,386	$322	7.3%	$8,671	$8,800	$(129)	(1.5)%
Total investment income was $4.7 million for the three months ended June 30, 2020 compared to $4.4 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, the yield on total investments was 1.7% and 2.6%, respectively. The year-over-year increase in interest income on investments of $0.3 million, or 7.3%, was primarily driven by a $1.4 million increase due to volume, partially offset by a $1.1 million decrease due to rates.
Total investment income was $8.7 million and $8.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively. For the six months ended June 30, 2020 and 2019, the yield on total investments was 1.9% and 2.6%, respectively. The year-over-year decrease in interest income on investments of $0.1 million, or 1.5%, was primarily driven by a $1.8 million decrease due to rates, partially offset by a $1.7 million increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$114	$50	$64	128.0%	$230	$192	$38	19.8%
Savings accounts	357	737	(380)	(51.6)%	1,000	1,334	(334)	(25.0)%
Money market accounts	2,074	5,571	(3,497)	(62.8)%	6,315	10,846	(4,531)	(41.8)%
Certificates of deposit	10,233	11,354	(1,121)	(9.9)%	21,473	21,288	185	0.9%
Total interest expense - deposits	12,778	17,712	(4,934)	(27.9)%	29,018	33,660	(4,642)	(13.8)%
Borrowed funds:
Advances from the FHLBB	3,751	4,825	(1,074)	(22.3)%	7,848	9,435	(1,587)	(16.8)%
Subordinated debentures and notes	1,263	1,305	(42)	(3.2)%	2,547	2,613	(66)	(2.5)%
Other borrowed funds	44	208	(164)	(78.8)%	233	429	(196)	(45.7)%
Total interest expense - borrowed funds	5,058	6,338	(1,280)	(20.2)%	10,628	12,477	(1,849)	(14.8)%
Total interest expense	$17,836	$24,050	$(6,214)	(25.8)%	$39,646	$46,137	$(6,491)	(14.1)%
Deposits
For the three months ended June 30, 2020, interest expense on deposits decreased $4.9 million, or 27.9%, as compared to the same period in 2019. The decrease in interest expense on deposits was driven by a decrease of $5.7 million due to a decrease in interest rates, partially offset by an increase of $0.8 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the three months ended June 30, 2020 was $0 thousand and no basis points, compared to $66 thousand and no basis points for the three months ended June 30, 2019.
Interest expense on deposits decreased $4.6 million, or 13.8%, to $29.0 million for the six months ended June 30, 2020 from $33.7 million for the six months ended June 30, 2019. The decrease in interest expense on deposits was due to a $6.5 million decrease due to interest rates and a $1.9 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2020 was $44.0 thousand and no basis points, compared to $251 thousand and 1 basis point for the six months ended June 30, 2019.
Borrowed Funds
During the three months ended June 30, 2020, interest paid on borrowed funds decreased $1.3 million, or 20.2% year over year, primarily driven by an increase in FHLBB borrowings. The cost of borrowed funds decreased to 1.59% for the three months ended June 30, 2020 from 2.70% for the three months ended June 30, 2019. The decrease in interest expense was driven by a decrease of $2.9 million due to borrowing rates and was partially offset by an increase of $1.6 million due to volume. For the three months ended June 30, 2020, there was purchase accounting accretion of $14.0 thousand and nobasis points on acquired borrowed funds compared to amortization of $14.0 thousand and no basis points for the three months ended June 30, 2019.
Interest expense on borrowed funds decreased $1.8 million, or 14.8%, to $10.6 million for the six months ended June 30, 2020 from $12.5 million for the six months ended June 30, 2019. The cost of borrowed funds decreased to 1.91% for the six months ended June 30, 2020 from 2.67% for the six months ended June 30, 2019. The decrease in interest expense was driven by a decrease of $3.7 million due to borrowing rates, partially offset by an increase of $1.9 million due to volume. For the six months ended June 30, 2020, there was purchase accounting accretion of $27 thousand and no basis points on acquired borrowed funds compared to accretion of $29 thousand and no basis points for the six months ended June 30, 2019.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$7,738	$319	$7,419	2,325.7%	$47,938	$481	$47,457	(9,866.3)%
Commercial	(338)	3,200	(3,538)	(110.6)%	6,562	4,281	2,281	53.3%
Consumer	355	157	198	(126.1)%	956	364	592	162.6%
Total provision for loan and lease losses	7,755	3,676	4,079	111.0%	55,456	5,126	50,330	981.9%
Unfunded credit commitments	(2,408)	81	(2,489)	(3,072.8)%	4,005	(16)	4,021	25,131.3%
Total provision for credit losses	$5,347	$3,757	$1,590	42.3%	$59,461	$5,110	$54,351	1,063.6%
For the three months ended June 30, 2020, the provision for credit losses increased $1.6 million to $5.3 million from $3.8 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for credit losses increased $54.4 million to $59.5 million from $5.1 million for the six months ended June 30, 2019. The increase in the provision for credit losses for the three and six months ended June 30, 2020 was primarily driven by changes in macroeconomic forecasts surrounding the COVID-19 pandemic during the first and second quarters of 2020. The latest available economic forecasts were used in the loss models which reflected the immediate and longer term effects of the COVID-19 pandemic onto the Company's allowance for credit losses.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Deposit fees	$1,929	$2,680	$(751)	(28.0)%	$4,387	$5,203	$(816)	(15.7)%
Loan fees	513	398	115	28.9%	1,063	811	252	31.1%
Loan level derivative income, net	1,440	1,772	(332)	(18.7)%	3,596	3,517	79	2.2%
Gain on investment securities	586	357	229	64.1%	1,916	491	1,425	290.2%
Gain on sales of loans and leases held-for-sale	299	561	(262)	(46.7)%	419	850	(431)	(50.7)%
Other	1,468	1,710	(242)	(14.2)%	4,182	3,236	946	29.2%
Total non-interest income	$6,235	$7,478	$(1,243)	(16.6)%	$15,563	$14,108	$1,455	10.3%
For the three months ended June 30, 2020, non-interest income decreased $1.2 million, or 16.6%, to $6.2 million as compared to $7.5 million for the same period of 2019. This decrease is primarily due to a $0.8 million decrease in deposit fees and a $0.3 million decrease in loan level derivative income.
For the six months ended June 30, 2020, non-interest income increased $1.5 million, or 10.3%, to $15.6 million as compared to $14.1 million for the same period in 2019. This increase is primarily due to a $1.4 million increase in gain on sales of investment securities and a $0.9 million increase in other income, partially offset by a $0.8 million decrease in deposit fees.

Deposit fees decreased $0.8 million, or 28.0%, to $1.9 million for the three months ended June 30, 2020 from $2.7 million for the same period in 2019, and decreased $0.8 million, or 15.7% to $4.4 million for the six months ended June 30, 2020 from $5.2 million for the same period in 2019, primarily driven by a decrease in insufficient funds fees and debit card income.
Loan level derivative income decreased $0.3 million, or 18.7%, to $1.4 million for the three months ended June 30, 2020 from $1.8 million for the same period in 2019, and increased $0.1 million, or 2.2%, to $3.6 million for the six months ended June 30, 2020 from $3.5 million for the same period in 2019, primarily driven by a decrease of two loan level derivative transactions completed for the three months ended June 30, 2020.
Gain on investment securities increased $0.2 million, or 64.1%, to $0.6 million for the three months ended June 30, 2020 from $0.4 million for the same period in 2019, and increased $1.4 million, or 290.2%, to $1.9 million for the six months ended June 30, 2020 from $0.5 million for the same period in 2019, primarily driven by investment securities sold in the first quarter of 2020, partially offset by a loss on equity securities held for trading.
Other income decreased $0.2 million, or 14.2%, to $1.5 million for the three months ended June 30, 2020 from $1.7 million for the same period in 2019 primarily driven by a decrease in gain on interest rate derivatives. Other income increased $0.9 million, or 29.2%, to $4.2 million for the six months ended June 30, 2020 from $3.2 million for the same period in 2019 primarily due to increases in gain on interest rate derivatives, gain on other assets and investment sales advisory fees.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Compensation and employee benefits	$24,619	$23,953	$666	2.8%	$49,838	$47,696	$2,142	4.5%
Occupancy	3,825	3,752	73	1.9%	7,778	7,699	79	1.0%
Equipment and data processing	4,155	4,641	(486)	(10.5)%	8,858	9,302	(444)	(4.8)%
Professional services	1,056	1,087	(31)	(2.9)%	2,707	2,163	544	25.2%
FDIC insurance	858	745	113	15.2%	1,236	1,338	(102)	(7.6)%
Advertising and marketing	1,017	1,112	(95)	(8.5)%	2,092	2,181	(89)	(4.1)%
Amortization of identified intangible assets	311	420	(109)	(26.0)%	647	822	(175)	(21.3)%
Other	3,268	3,894	(626)	(16.1)%	6,701	7,274	(573)	(7.9)%
Total non-interest expense	$39,109	$39,604	$(495)	(1.2)%	$79,857	$78,475	$1,382	1.8%
For the three months ended June 30, 2020, non-interest expense decreased $0.5 million, or 1.2%, to $39.1 million as compared to $39.6 million for the same period in 2019. The decrease is due to a $0.6 million decrease in other expense and a $0.5 million decrease in equipment and data processing, partially offset by a $0.7 million increase in compensation and employee benefits expense and a $0.1 million increase in FDIC insurance.
For the six months ended June 30, 2020, non-interest expense increased $1.4 million, or 1.8%, to $79.9 million as compared to $78.5 million for the same period in 2019. This increase is primarily due to a $2.1 million increase in compensation and employee benefits expense, and a $0.5 million increase in professional fees, partially offset by a $0.6 million decrease in other expense and a $0.4 million decrease in equipment and data processing expense.
Compensation and employee benefits expense increased $0.7 million, or 2.8%, to $24.6 million for the three months ended June 30, 2020 from $24.0 million for the same period in 2019, and increased $2.1 million, or 4.5%, to $49.8 million for the six months ended June 30, 2019 from $47.7 million for the same period in 2019, primarily driven by increases in employee headcount, salaries and incentives, and health care benefits.

Equipment and data processing expense decreased $0.5 million, or 10.5%, to $4.2 million for the three months ended June 30, 2020 from $4.6 million for the same period in 2019, and decreased $0.4 million, or 4.8%, to $8.9 million for the six months ended June 30, 2020 from $9.3 million for the same period in 2019, primarily driven by lower purchased software depreciation and data communications expenses.
Professional services expense increased $0.5 million, or 25.2%, to $2.7 million for the six months ended June 30, 2020 from $2.2 million for the same period in 2019, primarily driven by higher professional services fees related to the implementation of CECL in the first quarter of 2020.
FDIC insurance expense increased $0.1 million, or 15.2%, to $0.9 million for the three months ended June 30, 2020 from $0.7 million for the same period in 2019, and decreased $0.1 million, or 7.6%, to $1.2 million for the six months ended June 30, 2020 from $1.3 million for the same period in 2019, primarily driven by bank assessment fees from the FDIC.
Other non-interest expense decreased $0.6 million, or 16.1%, to $3.3 million for the three months ended June 30, 2020 from $3.9 million for the same period in 2019, and decreased $0.6 million, or 7.9%, to $6.7 million for the six months ended June 30, 2020 from $7.3 million for the same period in 2019, primarily driven by decreases in OREO expense, deferred loan expense, and travel and accommodations expense.
Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Income before provision for income taxes	$26,067	$27,251	$(1,184)	(4.3)%	$2,245	$56,656	$(54,411)	(96.0)%
Provision (benefit) for income taxes	6,496	6,780	(284)	(4.2)%	(50)	13,675	(13,725)	(100.4)%
Net (loss) income, before non-controlling interest in subsidiary	$19,571	$20,471	$(900)	(4.4)%	$2,295	$42,981	$(40,686)	(94.7)%
Effective tax rate	24.9%	24.9%	N/A	—%	(2.2)%	24.1%	N/A	(109.1)%
The Company recorded an income tax expense of $6.5 million for the three months ended June 30, 2020, compared to an income tax expense of $6.8 million for the three months ended June 30, 2019, representing effective tax rates of 24.9% and 24.9%, respectively.
The Company recorded an income tax benefit of $0.1 million for the six months ended June 30, 2020, compared to $13.7 million income tax expense for the six months ended June 30, 2019, representing effective tax rates of (2.2)% and 24.1%, respectively. The changes in the Company's effective tax rate for the six months ended June 30, 2020 and 2019 were primarily driven by the significant decrease in pre-tax income as a result of the COVID-19 pandemic and its impact on the Company's provision for loan losses. The Company is showing both pre-tax income and a benefit for income taxes primarily driven by Management's decision to amend the Brookline Bank and First Commons tax returns. The CARES Act instituted new net operating loss (NOL) carryback rules and the decision to amend these returns resulted in an income tax benefit to the Company.
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
The worldwide pandemic caused by COVID-19 has caused management to reevaluate the liquidity positioning of the balance sheet. The Company continues to execute on a contingent liquidity plan for a severely adverse operating environment. The most visible result of this plan is an increase to balance sheet liquidity in the form of excess cash and highly liquid securities. This increase of cash and securities is to meet unexpected deposit outflows and provide a buffer to unexpected missed cash inflows due to deferred payments of principal and interest from the loan portfolio.
Management has decided to increase the amount of on balance sheet liquidity in the form of cash and available for sale securities since the start of the COVID-19 pandemic. Cash and equivalents at the end of the quarter were $254.9 million, or 2.8% of the balance sheet, compared to $77.8 million, or 1.0% of the balance sheet, as of December 31, 2019. In general, in a normal operating environment, the Company seeks to maintain liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 5% and 10% of total assets. Due to the current challenging operating environment, management increased this target operating range to between 10% and 15% of total assets. As of June 30, 2020, cash, cash equivalents and investment securities available-for-sale totaled $1.1 billion, or 12.2% of total assets. This compares to $576.8 million, or 7.3% of total assets, as of December 31, 2019.
Deposits, which are considered the most stable source of liquidity, totaled $6.4 billion as of June 30, 2020 and represented 82.1% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.8 billion, or 86.6% of total funding, as of December 31, 2019. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $4.5 billion as of June 30, 2020 and represented 69.7% of total deposits, compared to core deposits of $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Additionally, the Company had $350.2 million of brokered deposits as of June 30, 2020, which represented 5.4% of total deposits, compared to $349.9 million or 6.0% of total deposits, as of December 31, 2019. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.4 billion as of June 30, 2020, representing 17.9% of total funding, compared to $902.7 million, or 13.4% of total funding, as of December 31, 2019. The growth in the balance sheet is directly tied to the current operating environment and management will continue to monitor the situation and unwind the sudden growth when it is appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2020, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.2 billion, compared to $2.1 billion as of December 31, 2019, based on the level of qualifying collateral available for these borrowings.
As of June 30, 2020, the Banks also have access to funding through certain uncommitted lines of credit of $568.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2020. As of June 30, 2020, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $516.8 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2020. As of June 30, 2020, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2020	At December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$45,299	$50,034
Commercial	102,133	78,058
Residential mortgage	32,323	25,998
Unadvanced portion of loans and leases	823,324	808,681
Unused lines of credit:
Home equity	565,382	528,251
Other consumer	48,699	25,374
Other commercial	447	380
Unused letters of credit:
Financial standby letters of credit	10,802	10,166
Performance standby letters of credit	6,068	4,652
Commercial and similar letters of credit	2,447	3,823
Loan level derivatives:
Receive fixed, pay variable	1,267,947	1,101,193
Pay fixed, receive variable	1,267,947	1,101,193
Risk participation-out agreements	272,196	235,693
Risk participation-in agreements	59,119	55,281
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,332	1,125
Sells foreign currency, buys U.S. currency	1,441	1,230

Capital Resources
As of June 30, 2020, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2020, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2020 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2020:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$745,239	10.42%	$321,840	4.50%	$500,640	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	754,831	8.71%	346,650	4.00%	346,650	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	754,831	10.56%	428,881	6.00%	607,582	8.50%	N/A	N/A
Total risk-based capital ratio (4)	918,836	12.85%	572,038	8.00%	750,800	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$537,813	10.77%	$224,713	4.50%	$349,553	7.00%	$324,585	6.50%
Tier 1 leverage capital ratio (2)	537,813	9.34%	230,327	4.00%	230,327	4.00%	287,908	5.00%
Tier 1 risk-based capital ratio (3)	537,813	10.77%	299,617	6.00%	424,458	8.50%	399,490	8.00%
Total risk-based capital ratio (4)	600,688	12.02%	399,792	8.00%	524,727	10.50%	499,740	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$234,597	10.87%	$97,119	4.50%	$151,074	7.00%	$140,283	6.50%
Tier 1 leverage capital ratio (2)	234,597	7.98%	117,592	4.00%	117,592	4.00%	146,991	5.00%
Tier 1 risk-based capital ratio (3)	234,597	10.87%	129,492	6.00%	183,448	8.50%	172,656	8.00%
Total risk-based capital ratio (4)	261,712	12.12%	172,747	8.00%	226,731	10.50%	215,934	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of June 30, 2020 or December 31, 2019. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2020.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2020, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2020		December 31, 2019
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$24,970	9.2%	$29,795	11.5%
Up 200 basis points ramp	11,394	4.2%	12,478	4.8%
Up 100 basis points ramp	5,471	2.0%	6,265	2.4%
Down 100 basis points ramp	(4,943)	(1.8)%	(11,100)	(4.3)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 9.2% as of June 30, 2020, compared to a positive 11.5% as of December 31, 2019. The decrease in asset sensitivity was due to a decrease in short term liquidity positions.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2020, the Company’s one-year cumulative gap was a negative $480.3 million, or 5.66% of total interest-earning assets, compared with a positive $4.7 million, or 0.06% of total interest-earning assets, at December 31, 2019.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of June 30, 2020, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2020	At December 31, 2019
Up 300 basis points	9.9%	6.0%
Up 200 basis points	7.2%	5.1%
Up 100 basis points	4.5%	3.3%
Down 100 basis points	(13.8)%	(7.2)%

The Company's EVE sensitivity increased from December 31, 2019 to June 30, 2020 due to the shortened duration of the loan and investment portfolios offset by a shorter short term liquidity position.

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

Effective January 1, 2020, the Company adopted ASU 2016-13. The Company implemented changes to its policies, processes, and controls over the allowance for credit losses methodology to support the adoption of ASU 2016-13. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third-party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of ASU 2016-13, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 (“Annual Report”) and under Item 8.01 “Other Matters” in the Current Report on Form 8-K filed with the SEC on May 11, 2020 (the “May 11, 2020 Form 8-K”), based on information currently known to us and recent developments since the date of the May 11, 2020 Form 8-K filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and under Item 8.01 “Other Matters” in the May 11, 2020 Form 8-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and May 11, 2020 Form 8-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, responsive containment measures taken and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Actions taken by the FRB to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be covered by existing insurance policies. Additionally, certain government directives and social distancing protocols may hinder our ability to conduct timely property appraisals, which could delay or impact the accuracy of the recognition of credit losses in our loan portfolios. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses. Similarly, because of adverse economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold, goodwill, intangible assets, and deferred tax assets, as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first half of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of June 30, 2020, we originated 2,924 loans aggregating $566 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 6, 2020	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)