Form 10-Q
period 2020-09-30
BROOKLINE BANCORP INC
filed 2020-11-04
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

At October 31, 2020, the number of shares of common stock, par value $0.01 per share, outstanding was 79,060,000.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2020	At December 31, 2019
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$33,818	$33,589
Short-term investments	283,515	44,201
Total cash and cash equivalents	317,333	77,790
Investment securities available-for-sale	783,867	498,995
Investment securities held-to-maturity (fair value of $0 and $87,561, respectively)	—	86,780
Equity securities held-for-trading	525	3,581
Total investment securities	784,392	589,356
Loans and leases:
Commercial real estate loans	3,835,372	3,669,222
Commercial loans and leases	2,354,613	1,838,748
Consumer loans	1,206,373	1,229,846
Total loans and leases	7,396,358	6,737,816
Allowance for loan and lease losses	(119,971)	(61,082)
Net loans and leases	7,276,387	6,676,734
Restricted equity securities	61,715	53,818
Premises and equipment, net of accumulated depreciation of $81,041 and $76,763, respectively	72,441	74,350
Right-of-use asset operating leases	23,492	24,876
Deferred tax asset	42,269	25,017
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $38,440 and $37,481, respectively	3,464	4,423
Other real estate owned ("OREO") and repossessed assets, net	1,413	2,631
Other assets	256,859	167,431
Total assets	$9,000,192	$7,856,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,550,267	$1,141,578
Interest-bearing deposits	5,242,256	4,688,494
Total deposits	6,792,523	5,830,072
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	841,169	758,469
Subordinated debentures and notes	83,707	83,591
Other borrowed funds	80,169	60,689
Total borrowed funds	1,005,045	902,749
Operating lease liabilities	23,492	24,876
Mortgagors' escrow accounts	6,429	7,232
Accrued expenses and other liabilities	237,145	146,318
Total liabilities	8,064,634	6,911,247

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,294	736,601
Retained earnings, partially restricted	247,336	265,376
Accumulated other comprehensive income	18,782	2,283
Treasury stock, at cost; 5,629,854 shares and 5,003,127 shares, respectively	(67,376)	(59,073)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 58,227 shares and 79,548 shares, respectively	(330)	(433)
Total stockholders' equity	935,558	945,606
Total liabilities and stockholders' equity	$9,000,192	$7,856,853
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$76,240	$83,566	$233,215	$247,036
Debt securities	3,746	2,977	10,423	9,371
Marketable and restricted equity securities	672	876	2,358	2,664
Short-term investments	46	487	354	1,105
Total interest and dividend income	80,704	87,906	246,350	260,176
Interest expense:
Deposits	10,583	18,300	39,601	51,960
Borrowed funds	4,183	6,370	14,811	18,847
Total interest expense	14,766	24,670	54,412	70,807
Net interest income	65,938	63,236	191,938	189,369
Provision for credit losses	4,528	871	63,989	5,981
Net interest income after provision for credit losses	61,410	62,365	127,949	183,388
Non-interest income:
Deposit fees	2,305	2,710	6,692	7,913
Loan fees	397	719	1,460	1,530
Loan level derivative income, net	527	2,251	4,123	5,768
Gain (loss) on investment securities, net	54	(116)	1,970	375
Gain on sales of loans and leases held-for-sale	632	550	1,051	1,400
Other	947	1,815	5,129	5,051
Total non-interest income	4,862	7,929	20,425	22,037
Non-interest expense:
Compensation and employee benefits	26,092	24,871	75,931	72,567
Occupancy	3,802	3,895	11,580	11,594
Equipment and data processing	4,293	4,749	13,152	14,051
Professional services	1,112	1,083	3,819	3,246
FDIC insurance	1,363	54	2,599	1,392
Advertising and marketing	1,024	1,035	3,116	3,216
Amortization of identified intangible assets	312	421	959	1,243
Merger and restructuring expense	—	1,125	—	1,125
Other	2,949	2,958	9,650	10,232
Total non-interest expense	40,947	40,191	120,806	118,666
Income before provision for income taxes	25,325	30,103	27,568	86,759
Provision for income taxes	6,646	7,507	6,596	21,182
Net income before noncontrolling interest in subsidiary	18,679	22,596	20,972	65,577
Less: net income attributable to noncontrolling interest in subsidiary	—	—	—	43
Net income attributable to Brookline Bancorp, Inc.	$18,679	$22,596	$20,972	$65,534
Earnings per common share:
Basic	$0.24	$0.28	$0.27	$0.82
Diluted	0.24	0.28	0.27	0.82
Weighted average common shares outstanding during the year:
Basic	78,948,139	79,700,403	79,092,424	79,676,456
Diluted	79,055,901	79,883,510	79,245,113	79,867,683
Dividends paid per common share	$0.115	$0.110	$0.345	$0.325

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Net (loss) income before noncontrolling interest in subsidiary	$18,679	$22,596	$20,972	$65,577

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(735)	2,098	24,380	15,696
Income tax (expense) benefit	167	(464)	(5,366)	(3,461)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(568)	1,634	19,014	12,235
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	250	—	3,237	—
Income tax expense	(55)	—	(715)	—
Net reclassification adjustments for securities gains included in net income	195	—	2,522	—
Net unrealized securities holding gains (losses)	(763)	1,634	16,492	12,235

Net change in fair value of cash flow hedges	7	—	7	—

Other comprehensive (loss) income, net of taxes	(756)	1,634	16,499	12,235

Comprehensive (loss) income	17,923	24,230	37,471	77,812
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	—	43
Comprehensive (loss) income attributable to Brookline Bancorp, Inc.	$17,923	$24,230	$37,471	$77,769

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606
Net income attributable to Brookline Bancorp, Inc.	—	—	20,972	—	—	—	20,972	—	20,972
Other comprehensive income	—	—	—	16,499	—	—	16,499	—	16,499
Common stock dividends of $0.345 per share	—	—	(27,342)	—	—	—	(27,342)	—	(27,342)
Restricted stock awards issued, net of awards surrendered	—	(2,482)	—	—	2,107	—	(375)	—	(375)
Compensation under recognition and retention plans	—	2,051	(147)	—	—	—	1,904	—	1,904
Treasury stock, repurchase shares	—	—	—	—	(10,410)	—	(10,410)	—	(10,410)
Common stock held by ESOP committed to be released (21,231 shares)	—	124	—	—	—	103	227	—	227
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)	—	(11,523)
Balance at September 30, 2020	$852	$736,294	$247,336	$18,782	$(67,376)	$(330)	$935,558	$—	$935,558

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	65,534	—	—	—	65,534	—	65,534
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	12,235	—	—	12,235	—	12,235
Common stock dividends of $0.325 per share	—	—	(25,937)	—	—	—	(25,937)	—	(25,937)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,697)	—	—	—	—	(18,697)	(10,522)	(29,219)
Restricted stock awards issued, net of awards surrendered	—	(239)	—	—	1,814	—	1,575	—	1,575
Treasury stock, repurchase shares	—	—	—	—	(1,870)	—	(1,870)	—	(1,870)
Common stock held by ESOP committed to be released (17,613 shares)	—	165	—	—	—	96	261	—	261
Balance at September 30, 2019	$852	$735,928	$252,435	$2,775	$(59,176)	$(503)	$932,311	$—	$932,311

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2020	$852	$738,155	$237,808	$19,538	$(69,572)	$(368)	$926,413	$—	$926,413
Net income attributable to Brookline Bancorp, Inc.	—	—	18,679	—	—	—	18,679	—	18,679
Other comprehensive income	—	—	—	(756)	—	—	(756)	—	(756)
Common stock dividends of $0.115 per share	—	—	(9,093)	—	—	—	(9,093)	—	(9,093)
Restricted stock awards issued, net of awards surrendered	—	(2,571)	—	—	2,196	—	(375)	—	(375)
Compensation Under recognition and retention plans	—	681	(56)	—	—	—	625	—	625
Treasury stock, repurchase shares	—	—	—	—	—	—	—	—	—
Common stock held by ESOP committed to be released (7,107 shares)	—	29	—	—	—	38	67	—	67
Balance at Adoption of ASU 2016-13 (CECL)	—	—	(2)	—	—	—	(2)	—	(2)
Balance at September 30, 2020	$852	$736,294	$247,336	$18,782	$(67,376)	$(330)	$935,558	$—	$935,558

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2019	$852	$737,584	$238,625	$1,141	$(59,199)	$(535)	$918,468	$—	$918,468
Net income attributable to Brookline Bancorp, Inc.	—	—	22,596	—	—	—	22,596	—	22,596
Other comprehensive income	—	—	—	1,634	—	—	1,634	—	1,634
Common stock dividends of $0.11 per share	—	—	(8,786)	—	—	—	(8,786)	—	(8,786)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(1)	—	—	—	—	(1)	—	(1)
Restricted stock awards issued, net of awards surrendered	—	(1,708)	—	—	1,893	—	185	—	185
Treasury stock, repurchase shares	—	—	—	—	(1,870)	—	(1,870)	—	(1,870)
Common stock held by ESOP committed to be released (5,871 shares)	—	53	—	—	—	32	85	—	85
Balance at September 30, 2019	$852	$735,928	$252,435	$2,775	$(59,176)	$(503)	$932,311	$—	$932,311

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$20,972	$65,534
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	—	43
Provision for credit losses	63,989	5,981
Origination of loans and leases held-for-sale	—	(15,352)
Proceeds from sales of loans and leases held-for-sale, net	—	19,741
Deferred income tax benefit	(21,889)	(538)
Depreciation of premises and equipment	4,278	5,252
Amortization of investment securities premiums and discounts, net	1,980	1,406
Amortization of deferred loan and lease origination costs, net	5,667	5,227
Amortization of identified intangible assets	959	1,243
Amortization of debt issuance costs	75	75
Accretion of acquisition fair value adjustments, net	(403)	(682)
Gain on investment securities, net	(1,970)	(375)
Gain on sales of loans and leases held-for-sale	(1,051)	(1,400)
Loss on sales of OREO and other repossessed assets, net	—	99
Write-down of OREO and other repossessed assets	864	466
Compensation under recognition and retention plans	1,910	2,182
ESOP shares committed to be released	227	261
Net change in:
Cash surrender value of bank-owned life insurance	(767)	(772)
Equity securities held-for-trading	1,782	—
Other assets	(84,626)	(89,204)
Accrued expenses and other liabilities	78,774	96,368
Net cash provided from operating activities	70,771	95,555

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	131,750	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	175,069	50,147
Purchases of investment securities available-for-sale	(488,806)	—
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	6,302	19,711
Purchases of investment securities held-to-maturity	—	(500)
Proceeds from redemption/sales of restricted equity securities	21,393	15,469
Purchase of restricted equity securities	(29,290)	(11,614)
Proceeds from sales of loans and leases held-for-investment, net	6,803	8,679
Net increase in loans and leases	(681,752)	(364,936)
Purchase of premises and equipment, net	(2,524)	(4,222)
Proceeds from sales of OREO and other repossessed assets	3,823	4,105
Net cash used for investing activities	(857,232)	(283,161)
		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	796,627	52,838
Increase in certificates of deposit	166,162	222,957
Proceeds from FHLBB advances	2,917,521	3,647,800
Repayment of FHLBB advances	(2,834,821)	(3,577,694)
Increase (decrease) increase in other borrowed funds, net	19,480	(4,361)
(Decrease) in mortgagors' escrow accounts, net	(803)	(354)
Repurchases of common stock	(10,410)	(1,870)
Payment of dividends on common stock	(27,342)	(25,937)
Payment of income taxes for shares withheld in share based activity	(410)	(46)
Redemption of noncontrolling interest in subsidiary	—	(35,851)
Payment of dividends to owners of noncontrolling interest in subsidiary	—	(930)
Net cash provided from financing activities	1,026,004	276,552
Net increase in cash and cash equivalents	239,543	88,946
Cash and cash equivalents at beginning of period	77,790	89,584
Cash and cash equivalents at end of period	$317,333	$178,530

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$57,020	$72,047
Income taxes	26,255	21,270
Non-cash investing activities:
Transfer from loans to other real estate owned	$3,469	$2,783

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
Brookline Bank, which includes its wholly-owned subsidiaries Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 30 full-service banking offices in the greater Boston metropolitan area with 2 additional lending offices. As of July 21, 2020, BBS Investment Corp. and First Ipswich Securities II Corp were merged with and into LSC. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (the "FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks (the "DOB"). As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC. As previously disclosed on a Form 8-K filed with the Securities and Exchange Commission ("SEC"), on July 31, 2019, Brookline Bank ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated its withdrawal from the DIF and the concurrent charter conversion of Brookline Bank from a Massachusetts-chartered savings bank to a Massachusetts-chartered trust company.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
determination of the allowance for credit losses, the determination of fair market values of assets and liabilities, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.
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
Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for lifetime expected losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. The Company adopted all of the above mentioned ASU as of January 1, 2020. The standard had an impact on our consolidated balance sheet. On adoption, the Company recognized an increase in the allowance for loan and lease losses of $6.6 million, and an increase in the reserve for unfunded commitments of $8.9 million. The net, after-tax impact of the increase in the allowance for loan and lease losses and reserve for unfunded commitments was a decrease to retained earnings of $11.5 million shown in the Consolidated Statements of Changes in Stockholders’ Equity. Additional details can be found in Notes 3, 4 and 5.
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
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$274,165	$6,221	$201	$280,185
GSE CMOs	50,928	1,266	12	52,182
GSE MBSs	356,282	11,619	19	367,882
Corporate debt obligations	22,328	1,197	—	23,525
U.S. Treasury bonds	55,690	3,912	—	59,602
Foreign government obligations	500	—	9	491
Total investment securities available-for-sale	$759,893	$24,215	$241	$783,867
Equity securities held-for-trading				$525

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,922	$2,939	$58	$185,803
GSE CMOs	87,001	22	1,091	85,932
GSE MBSs	153,049	797	503	153,343
SBA commercial loan asset-backed securities	34	—	—	34
Corporate debt obligations	28,484	502	—	28,986
U.S. Treasury bonds	44,675	338	116	44,897
Total investment securities available-for-sale	$496,165	$4,598	$1,768	$498,995
Investment securities held-to-maturity:
GSE debentures	$31,228	$113	$51	$31,290
GSEs MBSs	9,360	—	81	9,279
Municipal obligations	45,692	822	—	46,514
Foreign government obligations	500	—	22	478
Total investment securities held-to-maturity	$86,780	$935	$154	$87,561
Equity securities held-for-trading				$3,581
As of September 30, 2020, the fair value of all investment securities available-for-sale was $783.9 million, with net unrealized gains of $24.0 million, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of September 30, 2020, $72.9 million, or 9.3% of the portfolio, had gross unrealized losses of $0.2 million, compared to $205.6 million, or 41.2% of the portfolio, with gross unrealized losses of $1.8 million as of December 31, 2019.
Effective June 30, 2020, all investment securities classified as held-to-maturity were reclassified as available for sale to prudently reflect the ability and intent to not hold these assets to maturity due to the economic uncertainty created by the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
COVID-19 pandemic. As of December 31, 2019, the fair value of investment securities held-to-maturity was $87.6 million with net unrealized gains of $0.8 million. As of December 31, 2019, $22.3 million, or 25.5% of the portfolio had gross unrealized losses of $0.2 million.
As of September 30, 2020, the Company recorded a fair value of $0.5 million of equity securities held-for-trading. As of December 31, 2019, the Company recorded a fair value of $3.6 million of equity securities held-for-trading.
Investment Securities as Collateral
As of September 30, 2020 and December 31, 2019, respectively, $458.5 million and $433.6 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of September 30, 2020 and December 31, 2019.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.7 million and $2.0 million, respectively, as of September 30, 2020 and December 31, 2019.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended September 30, 2020 and 2019.
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2020 and December 31, 2019 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,716	$201	$—	$—	$56,716	$201
GSE CMOs	1,207	7	1,053	5	2,260	12
GSE MBSs	10,670	17	2,768	2	13,438	19
Foreign government obligations	—	—	491	9	491	9
Temporarily impaired investment securities available-for-sale	68,593	225	4,312	16	72,905	241
Total temporarily impaired investment securities	$68,593	$225	$4,312	$16	$72,905	$241

	At December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,965	$58	$—	$—	$10,965	$58
GSE CMOs	28,659	217	55,885	874	84,544	1,091
GSE MBSs	42,046	115	42,257	388	84,303	503
SBA commercial loan asset-backed securities	—	—	33	—	33	—
U.S. Treasury bonds	25,754	116	—	—	25,754	116
Temporarily impaired investment securities available-for-sale	107,424	506	98,175	1,262	205,599	1,768
Investment securities held-to-maturity:
GSE debentures	8,714	30	2,977	21	11,691	51
GSEs MBSs	—	—	9,257	81	9,257	81
Municipal obligations	710	—	205	—	915	—
Foreign government obligations	478	22	—	—	478	22
Temporarily impaired investment securities held-to-maturity	9,902	52	12,439	102	22,341	154
Total temporarily impaired investment securities	$117,326	$558	$110,614	$1,364	$227,940	$1,922
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2020. Based on the analysis below, it was determined that is it more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of September 30, 2020. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of September 30, 2020, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $8.4 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $17.4 million as of December 31, 2019.
As of September 30, 2020, the Company owned 63 GSE debentures with a total fair value of $280.2 million, and a net unrealized gain of $6.0 million. As of December 31, 2019, the Company held 60 GSE debentures with a total fair value of $185.8 million, with a net unrealized gain of $2.9 million. As of September 30, 2020, 6 of the 63 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 5 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2020, the Company purchased $208.9 million GSE debentures. This compares to the same period in 2019 when the Company did not purchase any GSE debentures. During the nine months ended September 30, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of September 30, 2020, the Company owned 33 GSE CMOs with a total fair value of $52.2 million and a net unrealized gain of $1.3 million. As of December 31, 2019, the Company held 61 GSE CMOs with a total fair value of $85.9 million with a net unrealized loss of $1.1 million. As of September 30, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 45 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2020 and 2019, the Company did not purchase any GSE CMOs.
As of September 30, 2020, the Company owned 141 GSE MBSs with a total fair value of $367.9 million and a net unrealized gain of $11.6 million. As of December 31, 2019, the Company held 150 GSE MBSs with a total fair value of $153.3 million with a net unrealized gain of $0.3 million. As of September 30, 2020, 18 of the 141 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 48 of the 150 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2020, the Company purchased $258.7 million GSE MBSs. This compares to the same period in 2019 when the Company did not purchase any GSE MBSs. During the nine months ended September 30, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.
SBA Commercial Loan Asset-Backed
As of September 30, 2020, the Company did not own any SBA securities. As of December 31, 2019, the Company owned 4 SBA securities with a total fair value of $34.0 thousand, which approximated amortized cost. As of December 31, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, all securities are

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
performing and backed by the explicit guarantee of the U.S Government. During the nine months ended September 30, 2020 and 2019, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2020, the Company held 6 corporate obligation securities with a total fair value of $23.5 million and a net unrealized gain of $1.2 million. As of December 31, 2019, the Company held 8 corporate obligation securities with a total fair value of $29.0 million and a net unrealized gain of $0.5 million. As of September 30, 2020 and December 31, 2019, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2020 and 2019, the Company did not purchase any corporate obligations. During the nine months ended September 30, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2020, the Company owned 10 U.S. Treasury bonds with a total fair value of $59.6 million and an unrealized gain of $3.9 million. This compares to 9 U.S. Treasury bonds with a total fair value of $44.9 million and an unrealized gain of $0.2 million as of December 31, 2019. As of September 30, 2020, none of the securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 5 of the 9 securities in this portfolio were in unrealized loss positions. During the nine months ended September 30, 2020 the Company purchased $21.2 million U.S. Treasury bonds, compared to the same period in 2019 when the Company did not purchase any U.S. Treasury bonds.
Municipal Obligations
As of September 30, 2020, the Company did not hold any municipal obligation securities. As of December 31, 2019, the Company owned 93 municipal obligation securities classified as held-to-maturity with a total fair value and total amortized cost of $46.5 million and $45.7 million, respectively. As of December 31, 2019, 6 of the 93 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2019, the Company did not purchase any municipal obligations.
Foreign Government Obligations
As of September 30, 2020 and December 31, 2019, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2020 and December 31, 2019 respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2020, the Company did not purchase any foreign government obligations, compared to the same period in 2019 when the Company repurchased an existing foreign government obligation that had matured.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of September 30, 2020 and December 31, 2019, the Company owned equity securities held-for-trading with a fair value of $0.5 million and $3.6 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2020			At December 31, 2019
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$17,665	$17,908	2.07%	$12,797	$12,804	1.76%
After 1 year through 5 years	161,136	168,672	2.20%	217,569	220,757	2.19%
After 5 years through 10 years	213,037	217,792	1.48%	93,805	94,212	2.04%
Over 10 years	368,055	379,495	1.88%	171,994	171,222	2.12%
	$759,893	$783,867	1.84%	$496,165	$498,995	2.13%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$6,366	$6,381	1.33%
After 1 year through 5 years	—	—	—%	63,898	64,559	1.81%
After 5 years through 10 years	—	—	—%	7,177	7,364	1.79%
Over 10 years	—	—	—%	9,339	9,257	1.90%
	$—	$—	—%	$86,780	$87,561	1.82%
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
As of September 30, 2020, issuers of debt securities with an estimated fair value of $91.7 million had the right to call or prepay the obligations. Of the $91.7 million, approximately $13.5 million matures in 1 - 5 years, $68.3 million matures in 6 - 10 years, and $9.9 million matures after ten years. As of December 31, 2019, issuers of debt securities with an estimated fair value of approximately $37.6 million had the right to call or prepay the obligations. Of the $37.6 million, approximately $3.0 million matures within 1 year, $34.6 million matures in 1-5 years, and none mature after 5 years.
Security Sales
The proceeds from the sale of trust preferred, marketable and restricted equity securities were $0.5 million and there were $142.7 million securities sold during the nine months ended September 30, 2020. There were no securities sold during the nine months ended September 30, 2019.
Sales of investment and restricted equity securities are summarized as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(In Thousands)
Proceeds from sale of trust preferred, marketable and restricted equity securities	$518	$—
Sales of AFS and trading securities	$142,711	$—

Gross gains from securities sales	3,412	—
Gross losses from securities sales	(175)	—
Gain on sales of securities, net	$3,237	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2020		At December 31, 2019
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,606,601	3.65%	$2,491,011	4.33%
Multi-family mortgage	987,966	3.49%	932,163	4.20%
Construction	240,805	3.56%	246,048	5.09%
Total commercial real estate loans	3,835,372	3.60%	3,669,222	4.34%
Commercial loans and leases:
Commercial (1)	1,219,294	2.52%	729,502	4.66%
Equipment financing	1,083,707	7.43%	1,052,408	7.71%
Condominium association	51,612	4.60%	56,838	4.84%
Total commercial loans and leases	2,354,613	4.83%	1,838,748	6.41%
Consumer loans:
Residential mortgage	815,731	3.83%	814,245	4.10%
Home equity	360,485	3.27%	376,819	4.46%
Other consumer	30,157	3.11%	38,782	4.48%
Total consumer loans	1,206,373	3.64%	1,229,846	4.22%
Total loans and leases	$7,396,358	3.99%	$6,737,816	4.88%
______________________________________________________________________
(1) Including $568,383 of PPP loans as of September 30, 2020. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of September 30, 2020.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $20.9 million and $17.4 million at September 30, 2020 and December 31, 2019, respectively, and were included in other assets in the accompanying consolidated balance sheets.

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

The net unamortized deferred loan origination costs included in total loans and leases were $0.4 million and $15.7 million as of September 30, 2020 and December 31, 2019, respectively. The decrease in net unamortized deferred loan origination costs and (fees) was primarily due to the net unamortized deferred origination fees of $(13.3) million for the SBA's Payment Protection Program ("PPP") loans which were originated during the second quarter of 2020.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 28.0% of which is in the greater New York and New Jersey metropolitan area and 72.0% of which is in other areas in the United States of America as of September 30, 2020.
Accretable Yield for the Acquired Loan Portfolio
On a quarterly basis prior to the adoption of ASU 2016-13, management reforecasted the expected cash flows for acquired ASC 310-30 loans, and took into account prepayment speeds, probability of default and loss given defaults. Management compared cash flow projections per the reforecast to the original cash flow projections and determined whether any reduction in cash flow expectations were due to deterioration, or if the change in cash flow expectation was related to noncredit events. This cash flow analysis was used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments for the acquired portfolio. Upon adoption of ASU 2016-13, the Company did not reassess whether previously recognized purchased credit impaired loans accounted for under prior accounting guidance met the criteria of a purchased credit deteriorated (PCD) loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. As of September 30, 2020, there were no PCD loans in the Company's portfolios.
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In Thousands)
Balance at beginning of period	$6,852	$7,905
Accretion	(1,302)	(3,143)
Reclassification from nonaccretable difference as a result of changes in expected cash flows	806	1,594
Balance at end of period	$6,356	$6,356
During the three months ended September 30, 2019, accretable yield adjustments totaling $0.8 million were made for certain loan pools. During the nine months ended September 30, 2019, accretable yield adjustments totaling $1.6 million were made for certain loan pools. These accretable yield adjustments, which were subject to continued re-assessment, will be recognized over the remaining lives of those pools. As of September 30, 2019, the accretable yield was fully accreted.
Loans and Leases Pledged as Collateral
As of September 30, 2020 and 2019, there were $3.5 billion and $2.9 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2020 and December 31, 2019.
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553
Charge-offs	(70)	(5,429)	(12)	(5,511)
Recoveries	—	512	36	548
(Credit) provision for loan and lease losses excluding unfunded commitments	(2,721)	8,557	(455)	5,381
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971

	Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635
Charge-offs	—	(1,175)	(15)	(1,190)
Recoveries	—	772	52	824
Provision for loan and lease losses	361	463	42	866
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(70)	(9,750)	(33)	(9,853)
Recoveries	94	1,055	124	1,273
Provision for loan and lease losses excluding unfunded commitments	45,217	15,119	501	60,837
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971

	Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(7,088)	(56)	(7,144)
Recoveries	—	1,454	141	1,595
Provision for loan and lease losses	842	4,744	406	5,992
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135
The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $14.0 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively. The increase in allowance for unfunded commitments was primarily driven by the adoption of CECL and the effect of the latest available economic forecast which incorporates the impact of the COVID-19 pandemic. No credit commitments were charged off against the liability account in the nine month periods ended September 30, 2020 and 2019.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(2,721)	$361	$45,217	$842
Commercial	8,557	463	15,119	4,744
Consumer	(455)	42	501	406
Total provision for loan and lease losses	5,381	866	60,837	5,992
Unfunded credit commitments	(853)	5	3,152	(11)
Total provision for credit losses	$4,528	$871	$63,989	$5,981
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The models include: Commercial real estate (CRE) lifetime, Commercial and industrial (C&I) lifetime, Retail lifetime, C&I historical, and Retail historical. Lifetime loss rate models calculate the expected losses over the life of the loan based on loan attributes and reasonable, supportable economic forecasts.
Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a loan equivalency (LEQ) factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
Historical loss rate models apply a loss rate to the outstanding balance of the loan. Management uses historical loss rates for condominium association, auto, and government lease portfolio segments because these loans have distinct, historical, or expected loss patterns and a de minimus effect on the overall allowance and provision.
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast therefore the models employ mean reversion techniques at the input level to predict credit losses for loans that are expected to mature beyond the forecast period. The September 30, 2020 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.
The CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences due to geography and portfolio as well as variances in operational and underwriting procedures from the Company, and therefore, the Company calibrates expected losses using a scalar for each model. Each scalar was calculated by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. Peer group loss rates were used in the scalar calculation because management believes the peer group’s historical losses provide a better reflection of the Company’s current portfolio and operating procedures than the Company’s historical losses. Qualitative adjustments are also applied to select segments of the loan portfolio where applicable.
For September 30, 2020, management applied qualitative adjustments to the CRE lifetime loss rate and C&I lifetime loss rate. These adjustments were made based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. These qualitative adjustments resulted in additions to reserves for the CRE and C&I portfolio, as compared to the model output.
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
The general allowance for loan and lease losses was $116.4 million as of September 30, 2020, compared to $59.3 million as of December 31, 2019. The increase in general allowance for loan and lease losses was driven by the effect of the latest available economic forecast, inclusive of the COVID-19 pandemic and legislative initiatives, on the Company's loan and lease portfolios. The specific allowance for loan and lease losses was $3.6 million as of September 30, 2020, compared to $1.8

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
million as of December 31, 2019. The specific allowance increased by $1.8 million during the nine months ended September 30, 2020 primarily due to the $2.3 million for an individually evaluated commercial real estate relationship, partially off set by the decrease in specific reserves for individually evaluated loans during the nine months ended September 30, 2020.
As of September 30, 2020, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Notes to Unaudited Consolidated Financial Statements (Continued)
8 Rating—Definite Loss
Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.
Assets rated as "OAEM," "substandard" or "doubtful" based on criteria established under banking regulations are collectively referred to as "criticized" assets.
Credit Quality Information

The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2020.

	September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$277,853	$425,762	$275,169	$269,095	$288,674	$967,039	$56,771	$12,775	$2,573,138
OAEM	—	483	—	—	3,362	17,696	—	—	21,541
Substandard	—	—	—	221	237	11,401	—	63	11,922
Total	277,853	426,245	275,169	269,316	292,273	996,136	56,771	12,838	2,606,601
Multi-Family Mortgage
Pass	90,820	133,380	142,958	108,015	129,207	334,947	36,520	12,119	987,966
Total	90,820	133,380	142,958	108,015	129,207	334,947	36,520	12,119	987,966
Construction
Pass	27,337	52,036	144,802	2,184	3,567	411	6,704	—	237,041
OAEM	—	1,000	—	—	2,764	—	—	—	3,764
Total	27,337	53,036	144,802	2,184	6,331	411	6,704	—	240,805
Commercial

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Pass	635,687	73,423	49,956	72,071	26,620	120,332	210,430	4,519	1,193,038
OAEM	306	5,188	21	—	65	22	7,831	—	13,433
Substandard	—	—	137	433	29	7,731	3,971	520	12,821
Doubtful	—	—	—	—	—	—	—	2	2
Total	635,993	78,611	50,114	72,504	26,714	128,085	222,232	5,041	1,219,294
Equipment Financing
Pass	232,419	337,593	234,645	137,756	67,155	52,209	1,155	940	1,063,872
OAEM	189	—	—	—	1,322	38	—	—	1,549
Substandard	142	5,186	5,978	3,229	1,717	847	—	—	17,099
Doubtful	—	431	1	418	295	42	—	—	1,187
Total	232,750	343,210	240,624	141,403	70,489	53,136	1,155	940	1,083,707
Condominium Association
Pass	3,866	10,881	5,523	8,291	5,501	14,283	2,701	449	51,495
Substandard	—	—	—	—	117	—	—	—	117
Total	3,866	10,881	5,523	8,291	5,618	14,283	2,701	449	51,612
Other Consumer
Pass	378	583	1,953	33	571	307	26,323	8	30,156
Substandard	—	—	—	—	—	—	—	1	1
Total	378	583	1,953	33	571	307	26,323	9	30,157
Total
Pass	1,268,360	1,033,658	855,006	597,445	521,295	1,489,528	340,604	30,810	6,136,706
OAEM	495	6,671	21	—	7,513	17,756	7,831	—	40,287
Substandard	142	5,186	6,115	3,883	2,100	19,979	3,971	584	41,960
Doubtful	—	431	1	418	295	42	—	2	1,189
Total	$1,268,997	$1,045,946	$861,143	$601,746	$531,203	$1,527,305	$352,406	$31,396	$6,220,142
As of December 31, 2019, there were no loans categorized as definite loss.

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$101,481	$102,094	$69,726	$59,347	$50,455	$135,797	$3,674	$—	$522,574
661 - 700	17,891	20,098	11,981	15,857	10,396	24,385	—	—	100,608
600 and below	5,264	5,262	4,788	8,194	5,511	14,450	—	—	43,469
Data not available*	12,485	17,561	17,413	16,103	5,078	79,074	26	1,340	149,080
Total	137,121	145,015	103,908	99,501	71,440	253,706	3,700	1,340	815,731
Home Equity
Credit Scores
Over 700	1,268	3,226	2,727	3,087	1,163	13,742	257,814	2,761	285,788
661 - 700	199	490	511	663	323	3,191	43,607	1,372	50,356
600 and below	60	155	271	14	40	568	10,184	914	12,206
Data not available*	53	—	—	—	—	1,574	9,132	1,376	12,135
Total	$1,580	$3,871	$3,509	$3,764	$1,526	$19,075	$320,737	$6,423	$360,485
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
As of September 30, 2020, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Residential Mortgage		Home Equity
	(Dollars In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$184,628	22.7%	$132,736	35.2%
50%—69%	293,976	36.1%	91,681	24.3%
70%—79%	204,600	25.1%	81,459	21.6%
80% and over	25,664	3.2%	37,371	9.9%
Data not available*	2,654	0.3%	—	—%
Total originated	711,522	87.4%	343,247	91.0%

Acquired:
Loan-to-value ratio:
Less than 50%	32,838	4.0%	16,882	4.5%
50%—69%	44,754	5.4%	7,958	2.1%
70%—79%	14,305	1.8%	705	0.2%
80% and over	4,608	0.6%	4,726	1.3%
Data not available	6,218	0.8%	3,301	0.9%
Total acquired	102,723	12.6%	33,572	9.0%

Total loans	$814,245	100.0%	$376,819	100.0%
~~_______________________________________________________________________________~~
* Represents in process general ledger accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At September 30, 2020	At December 31, 2019
	(In Thousands)
Amortized cost basis in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$53	$110

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2020
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$8,879	$586	$10,722	$20,187	$2,586,414	$2,606,601	$145	$10,841	$2,460
Multi-family mortgage	—	—	—	—	987,966	987,966	—	—	—
Construction	—	3,853	—	3,853	236,952	240,805	—	—	—
Total commercial real estate loans	8,879	4,439	10,722	24,040	3,811,332	3,835,372	145	10,841	2,460
Commercial loans and leases:
Commercial	4,082	19	5,596	9,697	1,209,597	1,219,294	1	7,751	6,444
Equipment financing	7,854	2,724	7,744	18,322	1,065,385	1,083,707	210	13,372	3,410
Condominium association	303	—	—	303	51,309	51,612	—	117	117
Total commercial loans and leases	12,239	2,743	13,340	28,322	2,326,291	2,354,613	211	21,240	9,971
Consumer loans:
Residential mortgage	2,150	286	3,475	5,911	809,820	815,731	633	4,634	3,639
Home equity	705	400	900	2,005	358,480	360,485	191	1,235	839
Other consumer	11	3	1	15	30,142	30,157	—	2	—
Total consumer loans	2,866	689	4,376	7,931	1,198,442	1,206,373	824	5,871	4,478
Total loans and leases	$23,984	$7,871	$28,438	$60,293	$7,336,065	$7,396,358	$1,180	$37,952	$16,909

There is no interest income recognized on non-accrual loans for the nine months ended September 30, 2020.

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

	At September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$2,412	$1,028	$111	$3,551
Collectively evaluated	84,808	27,550	4,062	116,420
Total	87,220	28,578	4,173	119,971

Loans and Leases:
Individually evaluated	$11,764	$27,419	$8,401	$47,584
Collectively evaluated	3,823,608	2,327,194	1,197,972	7,348,774
Total	3,835,372	2,354,613	1,206,373	7,396,358

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$7	$1,672	$70	$1,749
Collectively evaluated for impairment	28,415	22,853	5,850	57,118
Total originated loans and leases	28,422	24,525	5,920	58,867

Acquired:
Individually evaluated for impairment	—	—	40	40
Collectively evaluated for impairment	65	197	11	273
Acquired with deteriorated credit quality	1,798	104	—	1,902
Total acquired loans and leases	1,863	301	51	2,215

Total allowance for loan and lease losses	$30,285	$24,826	$5,971	$61,082

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,956	$20,019	$3,326	$27,301
Collectively evaluated for impairment	3,531,578	1,800,691	1,090,117	6,422,386
Total originated loans and leases	3,535,534	1,820,710	1,093,443	6,449,687

Acquired:
Individually evaluated for impairment	2,942	397	1,841	5,180
Collectively evaluated for impairment	79,465	15,465	110,758	205,688
Acquired with deteriorated credit quality	51,281	2,176	23,804	77,261
Total acquired loans and leases	133,688	18,038	136,403	288,129

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816

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
___________________________________________________________________________
(1) Includes originated and acquired nonaccrual loans of $18.5 million and $0.9 million, respectively as of December 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,964	$15	$5,543	$95
Commercial	26,826	206	29,605	759
Consumer	2,638	10	2,669	28
Total originated with no related allowance recorded	33,428	231	37,817	882
With an allowance recorded:
Commercial real estate	70	1	336	2
Commercial	5,511	27	7,482	55
Consumer	1,231	13	852	19
Total originated with an allowance recorded	6,812	41	8,670	76
Total originated impaired loans and leases	40,240	272	46,487	958

Acquired:
With no related allowance recorded:
Commercial real estate	14,316	91	10,874	94
Commercial	486	4	535	8
Consumer	3,759	12	4,548	27
Total acquired with no related allowance recorded	18,561	107	15,957	129
With an allowance recorded:
Consumer	452	5	253	6
Total acquired with an allowance recorded	452	5	253	6
Total acquired impaired loans and leases	19,013	112	16,210	135

Total impaired loans and leases	$59,253	$384	$62,697	$1,093

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Lease
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2020	At December 31, 2019
	(In Thousands)
Troubled debt restructurings:
On accrual	$11,309	$17,076
On nonaccrual	5,742	6,104
Total troubled debt restructurings	$17,051	$23,180

Total TDR loans and leases decreased by $6.2 million to $17.1 million at September 30, 2020 from $23.2 million at December 31, 2019, driven primarily by the payoffs of one commercial TDR of $3.0 million, one construction TDR of $2.9 million, and payments of current TDR relationships, partially offset by the new TDRs during the nine months ended September 30, 2020.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended September 30, 2020
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	1	$221
Commercial	1	$1,098	$1,098	$—	$—	—	$—
Equipment financing	4	212	212	11	212	—	—
Home equity	1	276	276	—	276	—	—
Total	6	$1,586	$1,586	$11	$488	1	$221
Total loans and leases	6	$1,586	$1,586	$11	$488	1	$221
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Three Months Ended September 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	—	—	—	—	—	1	367
Equipment financing	2	1,405	1,399	30	49	1	155
Residential mortgage	3	869	866	29	343	—	—
Home equity	2	251	252	2	—	—	—
Total originated	7	$2,525	$2,517	$61	$392	2	$522

Acquired:
Construction	1	4,870	4,870	—	—	—	—
Residential mortgage	1	297	297	12	—	—	—
Total acquired	2	5,167	5,167	12	—	—	—

Total loans and leases	9	$7,692	$7,684	$73	$392	2	$522
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Nine Months Ended September 30, 2020
		Amortized Cost		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	$—	$1	$221
Commercial	3	1,401	1,401	—	—	—	—	—
Equipment financing	15	1,406	1,340	11	1,297	—	—	—
Home equity	2	476	476	—	276	—	—	—
Total	20	$3,283	$3,217	$11	$1,573	—	1	$221

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Nine Months Ended September 30, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$73	$70	$8	$—	—	—	$—
Commercial	3	6,793	7,146	—	—	766	1	367
Equipment financing	7	2,775	2,458	376	1,056	—	—	—
Residential mortgage	3	869	866	29	343	—	—	—
Home equity	2	251	252	2	—	—	—	—
Total originated	16	$10,761	$10,792	$415	$1,399	$766	1	$367

Acquired:
Construction	1	4,870	4,870	—	—	—	—	—
Residential mortgage	1	297	297	12	—	—	—	—
Total acquired	2	5,167	5,167	12	—	—	—	—

Total loans and leases	18	$15,928	$15,959	$427	$1,399	$766	1	$367
The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Extended maturity	$1,114	$4,919	$1,743	$12,098
Adjusted principal	—	—	44	—
Adjusted interest rate	—	252	—	252
Combination maturity, principal, interest rate	472	2,513	1,430	3,609
Total	1,586	7,684	3,217	15,959
The TDR loans and leases that were modified for the three months ended September 30, 2020 and 2019 were $1.6 million and $7.7 million, respectively. The decreases in TDR loans and leases that were modified for the three months ended September 30, 2020 were primarily due to the modification of one equipment financing relationship of $1.4 million and one construction relationship of $4.9 million during the three months ended September 30, 2019.
The TDR loans and leases that were modified for the nine months ended September 30, 2020 and 2019 were $3.2 million and $16.0 million, respectively. The decrease in TDR loans and leases that were modified for the nine months ended September 30, 2020 was primarily due to the modification of three commercial relationships totaling $7.1 million and one construction relationship of $4.9 million during the nine months ended September 30, 2019.
The net charge-offs for performing and nonperforming TDR loans and leases for the three and nine months ended September 30, 2020 were $0.2 million and $0.8 million respectively. The net charge-offs for performing and nonperforming TDR loans and leases for the three and nine months ended September 30, 2019 were $0.1 million and $1.9 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of September 30, 2020 was $1.7 million. As of September 30, 2019, there were $1.4 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of September 30, 2020, the Company granted 5,254 short-term deferments on loan and lease balances of $1.2 billion. Of these modifications, 4,344 loans and leases with total balances of $956.7 million have returned to the payment status and 910 loans and leases with total balances of $279.6 million remain on the deferral status, which represented 3.8% of the Company's total loan and lease balances.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2020	At December 31, 2019
	(In Thousands)
Goodwill (beginning)	$160,427	$160,427
Additions	—	—
Balance at end of period	160,427	160,427
Other intangible assets:
Core deposits	2,375	3,334
Trade name	1,089	1,089
Total other intangible assets	3,464	4,423
Total goodwill and other intangible assets	$163,891	$164,850
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 6.21 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2020	$312
Year ending:
2021	857
2022	500
2023	268
2024	158
2025	104
Thereafter	176
Total	$2,375
(7) Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2020 and 2019, the Company’s accumulated other comprehensive (loss) income includes the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Changes in accumulated other comprehensive income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at June 30, 2020	$19,454	$—	$84	$19,538
Other comprehensive income	(568)	7	—	(561)
Less: amounts reclassified from accumulated other comprehensive income	195	—	—	195
Balance at September 30, 2020	$18,691	$7	$84	$18,782

	Three Months Ended September 30, 2019
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at June 30, 2019	$889	$—	$252	$1,141
Other comprehensive income	1,634	—	—	1,634
Balance at September 30, 2019	$2,523	$—	$252	$2,775

	Nine Months Ended September 30, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income	19,014	7	—	19,021
Less: amounts reclassified from accumulated other comprehensive income	2,522		—	2,522
Balance at September 30, 2020	$18,691	$7	$84	$18,782

	Nine Months Ended September 30, 2019
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Loss
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$—	$252	$(9,460)
Other comprehensive income	12,235	—	—	12,235
Balance at September 30, 2019	$2,523	$—	$252	$2,775
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Company believes using interest rate derivatives adds stability to interest income and expense and allows the Company to manage its exposure to interest rate movements. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company enters into interest rate swaps as hedging instruments against the interest rate risk associated with the Company's FHLB borrowings. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
As of September 30, 2020, the Company pays its counterparties a fixed weighted average interest rate of 0.06% over a maximum period of 2 years for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	137	$23,508	$8,614	$24,471	$45,359	$1,141,842	$1,243,794	$147,790
Pay fixed, receive variable	137	23,508	8,614	24,471	45,359	1,141,842	1,243,794	147,790
Risk participation-out agreements	42	13,251	—	—	7,043	234,283	254,577	2,191
Risk participation-in agreements	8	—	—	—	19,000	41,874	60,874	434

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	$1,511	$—	$—	$—	$—	$1,511	$20
Sells foreign currency, buys U.S. currency	24	1,521	—	—	—	—	1,521	30

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	119	$24,777	$—	$31,131	$16,794	$1,028,491	$1,101,193	$58,102
Pay fixed, receive variable	119	24,777	—	31,131	16,794	1,028,491	1,101,193	58,102
Risk participation-out agreements	40	13,967	—	—	7,143	214,583	235,693	1,229
Risk participation-in agreements	7	—	—	—	19,000	36,281	55,281	283

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$1,125	$—	$—	$—	$—	$1,125	$54
Sells foreign currency, buys U.S. currency	18	1,230	—	—	—	—	1,230	53

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $164.0 million and $86.5 million in the normal course of business as of September 30, 2020 and December 31, 2019, respectively. Dealer counterparties posted no collateral to the Company in the normal course of business as of September 30, 2020 and December 31, 2019.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$10	$—	$10	$—	$—	$10
Derivatives not designated as hedging instruments:
Loan level derivatives	$149,737	$—	$149,737	$—	$—	$149,737
Risk participation-out agreements	2,191	—	2,191	—	—	2,191
Foreign exchange contracts	30	—	30	—	—	30
Total	$151,968	$—	$151,968	$—	$—	$151,968

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$149,737	$—	$149,737	$152,723	$11,280	$(14,266)
Risk participation-in agreements	434	—	434	—	—	434
Foreign exchange contracts	20	—	20	—	—	20
Total	$150,191	$—	$150,191	$152,723	$11,280	$(13,812)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$59,365	$—	$59,365	$—	$11,900	$47,465
Risk participation-out agreements	1,229	—	1,229	—	—	1,229
Foreign exchange contracts	54	—	54	—	—	54
Total	$60,648	$—	$60,648	$—	$11,900	$48,748

Liability derivatives
Loan level derivatives	$59,365	$—	$59,365	$86,521	$—	$(27,156)
Risk participation-in agreements	283	—	283	—	—	283
Foreign exchange contracts	53	—	53	—	—	53
Total	$59,701	$—	$59,701	$86,521	$—	$(26,820)
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

	Fair Value
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(Dollars in Thousands)
Derivatives designated as hedges	$10	$—
Gain in OCI on derivatives (effective portion), net of tax	$7	$—
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$0.5	$—

(1) The guidance in ASU 2017-12 requires that amounts in Accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. A portion of the balance reported in Accumulated other comprehensive income related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s interest rate swaps. The Company monitors the risk of counterparty default on an ongoing basis.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(9) Stock Based Compensation
As of September 30, 2020, the Company had 2 active equity plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
Under the Plans, shares of the Company's common stock are reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
During the three and nine months ended September 30, 2020, 268,936 shares were issued upon satisfaction of required conditions of the Plans. During the three and nine months ended September 30, 2019, 212,460 shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. Total expense for the Plans was $2.1 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2020		September 30, 2019
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$18,679	$18,679	$22,596	$22,596

Denominator:
Weighted average shares outstanding	78,948,139	78,948,139	79,700,403	79,700,403
Effect of dilutive securities	—	107,762	—	183,107
Adjusted weighted average shares outstanding	78,948,139	79,055,901	79,700,403	79,883,510

EPS	$0.24	$0.24	$0.28	$0.28

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$20,972	$20,972	$65,534	$65,534

Denominator:
Weighted average shares outstanding	79,092,424	79,092,424	79,676,456	79,676,456
Effect of dilutive securities	—	152,689	—	191,227
Adjusted weighted average shares outstanding	79,092,424	79,245,113	79,676,456	79,867,683

EPS	$0.27	$0.27	$0.82	$0.82
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2020 and 2019.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$280,185	$—	$280,185
GSE CMOs	—	52,182	—	52,182
GSE MBSs	—	367,882	—	367,882
Corporate debt obligations	—	23,525	—	23,525
U.S. Treasury bonds	—	59,602	—	59,602
Foreign government obligations	—	491	—	$491
Total investment securities available-for-sale	$—	$783,867	$—	$783,867
Equity securities held-for-trading	$—	$525	$—	$525
Derivatives designated as hedging instruments:
Interest rate derivatives		10		10
Derivatives not designated as hedging instruments:
Loan level derivatives	—	149,737	—	149,737
Risk participation-out agreements	—	2,191	—	2,191
Foreign exchange contracts	—	30	—	30
Liabilities:
Derivatives not designated as hedging instruments:
Loan level derivatives	$—	$149,737	$—	$149,737
Risk participation-in agreements	—	434	—	434
Foreign exchange contracts	—	20	—	20

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$185,803	$—	$185,803
GSE CMOs	—	85,932	—	85,932
GSE MBSs	—	153,343	—	153,343
SBA commercial loan asset-backed securities	—	34	—	34
Corporate debt obligations	—	28,986	—	28,986
U.S. Treasury bonds	—	44,897	—	44,897
Total investment securities available-for-sale	$—	$498,995	$—	$498,995
Equity securities held-for-trading	$2,569	$1,012	$—	$3,581
Loan level derivatives	—	59,365	—	59,365
Risk participation-out agreements	—	1,229	—	1,229
Foreign exchange contracts	—	54	—	54
Liabilities:
Loan level derivatives	—	59,365	—	59,365
Risk participation-in agreements	—	283	—	283
Foreign exchange contracts	—	53	—	53
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2020 and December 31, 2019, none of the investment securities were valued using pricing models included in Level 3.
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
Derivatives and Hedging Instruments
The fair value of interest rate derivatives designated as hedging instruments, loan level derivatives, risk participation agreements (RPA in/out), and foreign exchange contracts represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves and foreign exchange rates where applicable. Credit risk adjustments consider factors such as the likelihood of default by the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 8, "Derivatives and Hedging Activities."
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2020 and 2019, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$8,838	$8,838
Repossessed assets	—	1,413	—	1,413
Total assets measured at fair value on a non-recurring basis	$—	$1,413	$8,838	$10,251

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,243	$2,243
Repossessed assets	—	2,631	—	2,631
Total assets measured at fair value on a non-recurring basis	$—	$2,631	$2,243	$4,874
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

	Fair Value		Valuation Technique
	At September 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$8,838	$2,243	Appraisal of collateral (1)
________________________________________________________________________
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

			Fair Value Measurements at September 30, 2020
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$7,276,387	$7,252,063	$—	$—	$7,252,063
Restricted equity securities	61,715	61,715	—	—	61,715
Financial liabilities:
Certificates of deposits	2,187,466	2,203,487	—	2,203,487	—
Borrowed funds	1,005,045	1,006,033	—	1,006,033	—

			Fair Value Measurements at December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$31,228	$31,290	$—	$31,290	$—
GSE MBSs	9,360	9,279	—	9,279	—
Municipal obligations	45,692	46,514	—	46,514	—
Foreign government obligations	500	478	—	—	478
Loans and leases, net	6,676,734	6,697,583	—	—	6,697,583
Restricted equity securities	53,818	53,818	—	—	53,818
Financial liabilities:
Certificates of deposit	2,021,642	2,026,683	—	2,026,683	—
Borrowed funds	902,749	902,670	—	902,670	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2020	At December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$115,630	$50,034
Commercial	85,543	78,058
Residential mortgage	29,119	25,998
Unadvanced portion of loans and leases	812,748	808,681
Unused lines of credit:
Home equity	564,956	528,251
Other consumer	29,711	25,374
Other commercial	440	380
Unused letters of credit:
Financial standby letters of credit	13,411	10,166
Performance standby letters of credit	6,135	4,652
Commercial and similar letters of credit	6,211	3,823
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,243,794	1,101,193
Pay fixed, receive variable	1,243,794	1,101,193
Risk participation-out agreements	254,577	235,693
Risk participation-in agreements	60,874	55,281
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,511	1,125
Sells foreign currency, buys U.S. currency	1,521	1,230
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of September 30, 2020 as the discount rate to determine the net present value of the remaining lease payments.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$4,828	$4,644

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,909	$4,658
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$72

	At September 30, 2020	At December 31, 2019
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$23,492	$24,876
Operating lease liabilities	23,492	24,876

Weighted Average Remaining Lease Term
Operating leases	7.04	7.47

Weighted Average Discount Rate
Operating leases	3.2%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2020
(In Thousands)

Remainder of 2020	$1,545
Year ending:
2021	5,868
2022	5,166
2023	4,147
2024	2,747
2025	1,708
Thereafter	4,924
Total	$26,105
Less imputed interest	(2,613)
Present value of lease liability	$23,492
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.4 million and other expenditures were $0.3 million for both the nine months ended September 30, 2020, and 2019. Total rental expense was $1.5 million for both the three months ended September 30, 2020, and 2019, respectively. Total rental expense was $4.6 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively.
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
(14) Subsequent Events
From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of the filing date, the Company has granted 5,246 short-term deferrals on loan and lease balances of $1.2 billion, which represented 16.5% of total loan and lease balances.
On December 4, 2019, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020 and ending on December 31, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Subsequently, as previously disclosed, the Company suspended the stock repurchase program effective as of March 24, 2020. As of September 30, 2020, the Company repurchased 848,319 shares at a weighted average price of $12.27. In 2019, 136,065 shares of the Company's common stock were repurchased by the Company. On October 28, 2020, the Company’s Board of Directors approved resumption of the stock repurchase program to be completed by December 31, 2020.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which the Banks operate; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the PPP and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other filings submitted to the Securities and Exchange Commission ("SEC"). Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); and Brookline Securities Corp. As previously disclosed, the merger of First Ipswich Bank into Brookline Bank was completed in the first quarter of 2020.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, 28.0% of which is in the greater New York and New Jersey metropolitan area and 72% of which is in other areas in the United States of America as of September 30, 2020.
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
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (“DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Excess deposits that were insured by the DIF on July 31, 2019 were insured by the DIF until July 31, 2020.  Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
On March 27, 2020, Congress passed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.
•Paycheck Protection Program The CARES Act appropriated $349 billion for “paycheck protection loans” through the SBA’s PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. The Company has funded 2,922 PPP loans totaling $581.7 million as of August 8, 2020 when the program closed, of which $568.4 million remains outstanding, net of deferred fees and costs at September 30, 2020. All PPP loans have been funded. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program.
•Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of September 30, 2020, the Company granted 5,254 short-term deferments on loan and lease balances of $1.2 billion. Of these modifications, 4,344 loans and leases with total balances of $956.7 million have returned to the payment status and 910 loans and leases with total balances of $279.6 million remain on the deferral status, which represents 3.8% of the Company's total loan and lease balances. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.24	$0.25	$(0.22)	$0.28	$0.28
Earnings per share - Diluted	0.24	0.25	(0.22)	0.28	0.28
Book value per share (end of period)	11.84	11.75	11.57	11.87	11.70
Tangible book value per share (end of period) (1)	9.77	9.67	9.49	9.80	9.63
Dividends paid per common share	0.115	0.115	0.115	0.115	0.110
Stock price (end of period)	8.65	10.08	11.28	16.46	14.73

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.08%	3.09%	3.31%	3.43%	3.45%
Return on average assets	0.83%	0.88%	(0.87)%	1.13%	1.17%
Return on average tangible assets (1)	0.84%	0.90%	(0.89)%	1.15%	1.19%
Return on average stockholders' equity	7.99%	8.45%	(7.30)%	9.42%	9.74%
Return on average tangible stockholders' equity (1)	9.70%	10.28%	(8.84)%	11.42%	11.85%
Dividend payout ratio (1)	48.67%	46.37%	(53.10)%	41.35%	38.88%
Efficiency ratio (3)	57.83%	55.46%	57.36%	54.15%	56.48%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.27%	0.08%	0.13%	0.10%	0.02%
Nonperforming loans and leases as a percentage of total loans and leases	0.51%	0.56%	0.57%	0.29%	0.33%
Nonperforming assets as a percentage of total assets	0.44%	0.47%	0.49%	0.28%	0.30%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.62%	1.61%	1.66%	0.91%	0.89%

CAPITAL RATIOS
Stockholders' equity to total assets	10.39%	10.21%	10.78%	12.04%	11.83%
Tangible equity ratio (1)	8.73%	8.56%	9.02%	10.15%	9.94%

FINANCIAL CONDITION DATA
Total assets	$9,000,192	$9,069,667	$8,461,591	$7,856,853	$7,878,436
Total loans and leases	7,396,358	7,407,697	6,822,527	6,737,816	6,646,821
Allowance for loan and lease losses	119,971	119,553	113,181	61,082	59,135
Investment securities available-for-sale	783,867	854,505	761,539	498,995	467,339
Investment securities held-to-maturity	—	—	—	86,780	95,163
Equity securities held-for-trading	525	1,992	2,558	3,581	4,581
Goodwill and identified intangible assets	163,891	164,203	164,514	164,850	165,270
Total deposits	6,792,523	6,440,233	5,889,938	5,830,072	5,729,339
Total borrowed funds	1,005,045	1,406,669	1,291,804	902,749	986,405
Stockholders' equity	935,558	926,413	912,568	945,606	932,311

					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
	(Dollars in Thousands, Except Per Share Data)

EARNINGS DATA
Net interest income	$65,938	$64,288	$61,712	$63,931	$63,236
Provision for credit losses	4,528	5,347	54,114	3,602	871
Non-interest income	4,862	6,235	9,328	7,756	7,929
Non-interest expense	40,947	39,109	40,748	38,815	40,191
Net income (loss)	18,679	19,571	(17,276)	22,183	22,596
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Growth
Total assets of $9.0 billion as of September 30, 2020 increased $1.1 billion, or 19.4% on an annualized basis, from December 31, 2019. The increase was primarily driven by loans originated under the PPP, growth in cash and cash equivalents and available-for-sale securities.
Total loans and leases as of September 30, 2020 increased $658.5 million, or 13.0% on an annualized basis, to $7.4 billion from December 31, 2019. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.2 billion, or 83.7% of total loans and leases as of September 30, 2020, an increase of $682.0 million, or 16.5% on an annualized basis, from $5.5 billion, or 81.7% of total loans and leases, as of December 31, 2019.
Cash and cash equivalents as of September 30, 2020 increased $239.5 million, or 410.6% on an annualized basis, to $317.3 million from December 31, 2019. Investment securities as of September 30, 2020 increased $195.0 million, or 44.1% on an annualized basis, to $784.4 million from December 31, 2019.
Total deposits of $6.8 billion as of September 30, 2020 increased $962.5 million, or 22.0% on an annualized basis, from December 31, 2019. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $4.6 billion, or 67.8% of total deposits as of September 30, 2020, an increase of $796.6 million, or 27.9% on an annualized basis from $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Certificate of deposit balances totaled $1.5 billion, or 22.0% of total deposits as of September 30, 2020, a decrease of $178.8 million, or 14.3% on an annualized basis from $1.7 billion, or 28.7% of total deposits, as of December 31, 2019. Brokered deposits totaled $694.6 million, or 10.2% of total deposits as of September 30, 2020, an increase of $344.6 million, or 131.3% on an annualized basis from $349.9 million, or 6.0% of total deposits, as of December 31, 2019.
Total borrowed funds as of September 30, 2020 increased $102.3 million, or 15.1% on an annualized basis, to $1.0 billion from December 31, 2019.
Asset Quality
Nonperforming assets as of September 30, 2020 totaled $39.4 million, or 0.44% of total assets, compared to $22.1 million, or 0.28% of total assets, as of December 31, 2019. Net charge-offs for the three months ended September 30, 2020 were $5.0 million, or 0.27% of average loans and leases on an annualized basis, compared to $0.4 million, or 0.02% of average loans and leases on an annualized basis, for the three months ended September 30, 2019.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.62% as of September 30, 2020, compared to 0.91% as of December 31, 2019. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.77% as of September 30, 2020, compared to 11.44% as of December 31, 2019. The Company's Tier 1 leverage ratio was 8.67% as of September 30, 2020, compared to 10.28% as of December 31, 2019. As of September 30, 2020, the Company's Tier 1 risk-based capital ratio was 10.91%, compared to 11.58% as of December 31, 2019. The Company's Total risk-based capital ratio was 13.22% as of September 30, 2020, compared to 13.59% as of December 31, 2019.
The Company's ratio of stockholders' equity to total assets was 10.39% and 12.04% as of September 30, 2020 and December 31, 2019, respectively. The Company's tangible equity ratio was 8.73% and 10.15% as of September 30, 2020 and December 31, 2019, respectively.
Net Income
For the three months ended September 30, 2020, the Company reported net income of $18.7 million, or $0.24 per basic and diluted share, a decrease of $3.9 million, or 69.2% on an annualized basis, from $22.6 million, or $0.28 per basic and diluted share for the three months ended September 30, 2019. This decrease in net income is primarily the result of an increase in the provision for credit losses of $3.7 million, a decrease in non-interest income of $3.1 million and an increase in non-interest expense of $0.8 million, partially offset by an increase in net interest income of $2.7 million and a decrease in the provision for income taxes of $0.9 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2020, the Company reported net income of $21.0 million, or $0.27 per basic and diluted share, a decrease of $44.6 million, or 68.0%, from $65.5 million or $0.82 per basic and diluted share for the nine months ended September 30, 2019. This decrease in net income is primarily the result of an increase in the provision for credit losses of $58.0 million, an increase in non-interest expense of $2.1 million and a decrease in non-interest income of $1.6 million, partially offset by a decrease in the provision for income taxes of $14.6 million and an increase in net interest income of $2.6 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.83% for the three months ended September 30, 2020, compared to 1.17% for the three months ended September 30, 2019. The annualized return on average stockholders' equity was 7.99% for the three months ended September 30, 2020, compared to 9.74% for the three months ended September 30, 2019.
The net interest margin was 3.08% for the three months ended September 30, 2020, down from 3.45% for the three months ended September 30, 2019. The decrease in the net interest margin is a result of a decrease in the yield on interest-earning assets of 104 basis points to 3.79% for the three months ended September 30, 2020 from 4.83% for the three months ended September 30, 2019, partially offset by a decrease of 72 basis points in the Company's overall cost of funds to 0.75% for the three months ended September 30, 2020 from 1.47% for the three months ended September 30, 2019.
The net interest margin was 3.15% for the nine months ended September 30, 2020, down from 3.54% for the nine months ended September 30, 2019. The decrease in the net interest margin is a result of a decrease in the yield on interest-earning assets of 81 basis points to 4.04% for the nine months ended September 30, 2020 from 4.85% for the nine months ended September 30, 2019, partially offset by a decrease of 46 basis points in the Company's overall cost of funds to 0.98% for the nine months ended September 30, 2020 from 1.44% for the nine months ended September 30, 2019.
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

As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company updated its critical accounting policy for the allowance of credit losses. The updates in this standard replace the incurred loss impairment methodology GAAP with the CECL methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate loan losses over the life of the loan. See Note 5, "Allowance for Loan and Lease Losses" for further discussion on the new policy and processes.
Recent Accounting Developments
In March 2020, the FASB issued ASU 2020-04, " Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients provided that those elections are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company has not yet adopted the amendments in this update and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact to the Company.
In August 2018, FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)" ("ASU 2018-14"), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management will adopt this ASU for the fiscal year beginning January 1, 2021.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Net income, as reported	$18,679	$22,596	$20,972	$65,534
Less:
Security gains (after-tax)	40	(87)	1,499	284
Add:
Merger and restructuring-related expenses (after-tax) (1)	—	845	—	851
Operating earnings	$18,639	$23,528	$19,473	$66,101

Basic earnings per share, as reported	$0.24	$0.28	$0.27	$0.82
Less:
Security gains (after-tax)	—	—	0.02	—
Basic operating earnings per share	$0.24	$0.30	$0.25	$0.83
_________________________________________________________________________
(1) 2019 Merger and restructuring expense related to the First Ipswich Bank charter consolidation in the third quarter of 2019.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Operating earnings (loss)	$18,639	$19,131	$(18,240)	$22,082	$23,528

Average total assets	$9,018,672	$8,869,540	$7,965,826	$7,860,593	$7,746,492
Less: Average goodwill and average identified intangible assets, net	164,072	164,385	164,701	165,071	165,493
Average tangible assets	$8,854,600	$8,705,155	$7,801,125	$7,695,522	$7,580,999

Return on average assets (annualized)	0.83%	0.88%	(0.87)%	1.13%	1.17%
Less:
Security gains	—%	0.02%	0.05%	0.01%	—%
Add:
Merger and restructuring-related expenses	—%	—%	—%	—%	0.04%
Operating return on average assets (annualized)	0.83%	0.86%	(0.92)%	1.12%	1.21%

Return on average tangible assets (annualized)	0.84%	0.90%	(0.89)%	1.15%	1.19%
Less:
Security gains	—%	0.02%	0.05%	0.01%	—%
Add:
Merger and restructuring-related expenses	—%	—%	—%	—%	0.05%
Operating return on average tangible assets (annualized)	0.84%	0.88%	(0.94)%	1.15%	1.24%

Average total stockholders' equity	$934,632	$926,239	$946,138	$941,891	$928,063
Less: Average goodwill and average identified intangible assets, net	164,072	164,385	164,701	165,071	165,493
Average tangible stockholders' equity	$770,560	$761,854	$781,437	$776,820	$762,570

Return on average stockholders' equity (annualized)	7.99%	8.45%	(7.30)%	9.42%	9.74%
Less:
Security gains (losses)	0.01%	0.19%	0.41%	0.04%	(0.04)%
Add:
Merger and restructuring-related expenses	—%	—%	—%	—%	0.36%
Operating return on average stockholders' equity (annualized)	7.98%	8.26%	(7.71)%	9.38%	10.14%
					(Continued)

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)

Return on average tangible stockholders' equity (annualized)	9.70%	10.28%	(8.84)%	11.42%	11.85%
Less:
Security gains (losses)	0.02%	0.24%	0.49%	0.05%	(0.05)%
Add:
Merger and restructuring-related expenses	—%	—%	—%	—%	0.44%
Operating return on average tangible stockholders' equity (annualized)	9.68%	10.04%	(9.34)%	11.37%	12.34%

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Net income (loss), as reported	$18,679	$19,571	$(17,276)	$22,183	$22,596

Average total assets	$9,018,672	$8,869,540	$7,965,826	$7,860,593	$7,746,492
Less: Average goodwill and average identified intangible assets, net	164,072	164,385	164,701	165,071	165,493
Average tangible assets	$8,854,600	$8,705,155	$7,801,125	$7,695,522	$7,580,999

Return on average tangible assets (annualized)	0.84%	0.90%	(0.89)%	1.15%	1.19%

Average total stockholders' equity	$934,632	$926,239	$946,138	$941,891	$928,063
Less: Average goodwill and average identified intangible assets, net	164,072	164,385	164,701	165,071	165,493
Average tangible stockholders' equity	$770,560	$761,854	$781,437	$776,820	$762,570

Return on average tangible stockholders' equity (annualized)	9.70%	10.28%	(8.84)%	11.42%	11.85%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Total stockholders' equity	$935,558	$926,413	$912,568	$945,606	$932,311
Less: Goodwill and identified intangible assets, net	163,891	164,203	164,514	164,850	165,270
Tangible stockholders' equity	$771,667	$762,210	$748,054	$780,756	$767,041

Total assets	$9,000,192	$9,069,667	$8,461,591	$7,856,853	$7,878,436
Less: Goodwill and identified intangible assets, net	163,891	164,203	164,514	164,850	165,270
Tangible assets	$8,836,301	$8,905,464	$8,297,077	$7,692,003	$7,713,166

Tangible equity ratio	8.73%	8.56%	9.02%	10.15%	9.94%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Tangible stockholders' equity	$771,667	$762,210	$748,054	$780,756	$767,041

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	5,629,854	5,859,708	5,862,811	5,003,127	5,003,127
Unallocated ESOP	58,227	65,334	72,441	79,548	92,337
Unvested restricted stock	487,318	398,188	395,085	406,450	407,784
Common shares outstanding	79,001,773	78,853,942	78,846,835	79,688,047	79,673,924

Tangible book value per share	$9.77	$9.67	$9.49	$9.80	$9.63

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Dividends paid	$9,092	$9,076	$9,173	$9,173	$8,786

Net (loss) income, as reported	$18,679	$19,571	$(17,276)	$22,183	$22,596

Dividend payout ratio	48.67%	46.37%	(53.10)%	41.35%	38.88%

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019

Allowance for loan and lease losses	$119,971	$119,553	$113,181	$61,082	$59,135

Total loans and leases	$7,396,358	$7,407,697	$6,822,527	$6,737,816	$6,646,821
Less: Total PPP loans	568,383	565,768	—	—	—
Total loans and leases excluding PPP loans	$6,827,975	$6,841,929	$6,822,527	$6,737,816	$6,646,821

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.76%	1.75%	1.66%	0.91%	0.89%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At September 30, 2020		At December 31, 2019
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,606,601	35.1%	$2,491,011	37.0%
Multi-family mortgage	987,966	13.4%	932,163	13.8%
Construction	240,805	3.3%	246,048	3.7%
Total commercial real estate loans	3,835,372	51.8%	3,669,222	54.5%
Commercial loans and leases:
Commercial	1,219,294	16.5%	729,502	10.8%
Equipment financing	1,083,707	14.7%	1,052,408	15.6%
Condominium association	51,612	0.7%	56,838	0.8%
Total commercial loans and leases	2,354,613	31.9%	1,838,748	27.2%
Consumer loans:
Residential mortgage	815,731	11.0%	814,245	12.1%
Home equity	360,485	4.9%	376,819	5.6%
Other consumer	30,157	0.4%	38,782	0.6%
Total consumer loans	1,206,373	16.3%	1,229,846	18.3%
Total loans and leases	7,396,358	100.0%	6,737,816	100.0%
Allowance for loan and lease losses	(119,971)		(61,082)
Net loans and leases	$7,276,387		$6,676,734

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2020:

	At September 30, 2020	At December 31, 2019	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,835,372	$3,669,222	$166,150	6.0%
Commercial	2,354,613	1,838,748	515,865	37.4%
Consumer	1,206,373	1,229,846	(23,473)	-2.5%
Total loans and leases	$7,396,358	$6,737,816	$658,542	13.0%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of September 30, 2020, there were 3 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $164.0 million, or 1.86% of total loans and commitments, as of September 30, 2020. As of December 31, 2019, there were 3 borrowers with loans and commitments over

$50.0 million. The total of those loans and commitments was $194.3 million, or 2.40% of total loans and commitments, as of December 31, 2019.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 51.8% of total loans and leases outstanding as of September 30, 2020.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($923.8 million), office buildings ($695.1 million), retail stores ($626.5 million), industrial properties ($453.7 million), mixed-use properties ($323.8 million), lodging services ($151.0 million) and food services ($59.8 million) as of September 30, 2020. At that date, approximately 97.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 31.9% of total loans outstanding as of September 30, 2020.
The Company's commercial loan and lease portfolio is composed primarily of loans to small to medium sized businesses ($636.0 million), transportation services ($382.4 million), food services ($228.9 million), manufacturing ($155.3 million), recreation services ($201.0 million), rental and leasing services ($109.5 million), and retail ($107.2 million) as of September 30, 2020.
The Company provides commercial banking services to companies in its market area. Approximately 55.7% of the commercial loans outstanding as of September 30, 2020 were made to borrowers located in New England. The remaining 44.3% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $568.4 million as of September 30, 2020.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 26.4% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.3% of total loans outstanding as of September 30, 2020. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2020, other consumer loans equaled $30.2 million, or 0.4% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations.These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2020, the Company had $83.4 million of total assets that were designated as criticized. This compares to $67.2 million of assets designated as criticized as of December 31, 2019. The increase of $16.2 million in criticized assets was primarily due to three commercial real estate relationships totaling $4.9 million, two commercial loan relationships totaling $8.4 million, and a construction relationship of $3.8 million which became criticized, partially offset by the relationships which were upgraded to pass risk rating during the first nine months of 2020.
Nonperforming Assets
"Nonperforming assets" consist of non-accrual loans and leases, other real estate owned ("OREO") and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's unaudited consolidated balance sheets.
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Prior to the adoption of ASC 326, loans categorized as ASC 310-30 (purchased loans with deteriorating credit quality) accrued regardless of past due status. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on non-accrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved.
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
As of September 30, 2020, the Company had nonperforming assets of $39.4 million, representing 0.44% of total assets, compared to nonperforming assets of $22.1 million, or 0.28% of total assets as of December 31, 2019. The increase in nonperforming assets was primarily driven by the inclusion of $9.0 million of ASC 310-30 loans previously categorized in performing assets, one commercial relationship of $4.3 million, and various equipment financing and residential relationships that were placed on non-accrual status, partially offset by the decrease in other repossessed assets during first nine months of 2020.
The Company evaluates the underlying collateral of each non-accrual loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company's loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.
Past Due and Accruing
As of September 30, 2020, the Company had loans and leases greater than 90 days past due and accruing of $1.2 million, or 0.02% of total loans and leases, compared to $10.1 million, or 0.15% of total loans and leases, as of December 31, 2019, representing a decrease of $8.9 million. The decrease in past due and accruing loans was primarily due to $9.0 million of past due and accruing acquired loans previously accounted for under ASC 310-30, which are now disclosed as being on non-accrual status.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$10,841	$2,845
Multi-family mortgage	—	84
Total commercial real estate loans	10,841	2,929

Commercial	7,751	4,909
Equipment financing	13,372	9,822
Condominium association	117	151
Total commercial loans and leases	21,240	14,882

Residential mortgage	4,634	753
Home equity	1,235	896
Other consumer	2	1
Total consumer loans	5,871	1,650

Total nonaccrual loans and leases	37,952	19,461

Other repossessed assets	1,413	2,631
Total nonperforming assets	$39,365	$22,092

Loans and leases past due greater than 90 days and accruing	$1,180	$10,109
Total delinquent loans and leases 61-90 days past due	7,871	4,978
Restructured loans and leases not included in nonperforming assets	11,309	17,076

Total nonperforming loans and leases as a percentage of total loans and leases	0.51%	0.29%
Total nonperforming assets as a percentage of total assets	0.44%	0.28%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.11%	0.07%

Troubled Debt Restructuring Loans and Leases
Total TDR loans decreased by $6.2 million to $17.1 million at September 30, 2020 from $23.2 million at December 31, 2019. The decrease was driven primarily by the payments and payoffs of the commercial and construction TDRs during the nine months ended September 30, 2020.

As of September 30, 2020, total TDR loans included $5.3 million of commercial loans, $5.8 million of equipment financing loans and leases, $2.2 million of residential mortgage loans, $2.2 million of home equity loans, and $1.6 million of commercial real estate loans. As of December 31, 2019, total TDR loans included $9.0 million of commercial loans, $5.6 million of equipment financing loans and leases, $2.1 million of residential mortgage loans, $1.9 million of home equity loans, $1.7 million of commercial real estate loans, $2.9 million of construction loans and $0.1 million of multi-family mortgage loans. A TDR loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$11,309	$17,076
On nonaccrual	5,742	6,104
Total troubled debt restructurings	$17,051	$23,180

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Balance at beginning of period	$23,180	$36,192	$23,180	$20,941
Additions	1,586	7,692	3,283	15,928
Net charge-offs	(232)	(144)	(839)	(1,867)
Repayments	(7,483)	(15,744)	(8,573)	(7,006)
Balance at end of period	$17,051	$27,996	$17,051	$27,996

From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 pandemic (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. Through September 30, 2020, the Company has granted 5,254 short-term deferments on loan and leases balances of $1.2 billion. Of these modifications, 4,344 loans and leases with total balance of $956.7 million have returned to the payment status and 910 loans and leases with total balance of $279.6 million remain on the deferral status, which represented 3.8% of the Company's total loan and lease balances.
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
While management evaluates currently available information in establishing the allowance for credit losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for credit losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for credit losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions or reductions to the allowance based on their judgments about information available to them at the time of their examination.
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2020, qualitative adjustments were applied to the CRE and C&I portfolios resulting in a net reduction in total reserves compared to model calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2020 and 2019.

	At and for the Three Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553
Charge-offs	(70)	(5,429)	(12)	(5,511)
Recoveries	—	512	36	548
Provision (credit) for loan and lease losses	(2,721)	8,557	(455)	5,381
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971

Total loans and leases	$3,835,372	$2,354,613	$1,206,373	$7,396,358
Total allowance for loan and lease losses as a percentage of total loans and leases	2.27%	1.21%	0.35%	1.62%

	At and for the Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2019	$28,668	$24,333	$5,634	$58,635
Charge-offs	—	(1,175)	(15)	(1,190)
Recoveries	—	772	52	824
Provision for loan and lease losses	361	463	42	866
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

Total loans and leases	$3,589,451	$1,850,388	$1,206,982	$6,646,821
Total allowance for loan and lease losses as a percentage of total loans and leases	0.81%	1.32%	0.47%	0.89%

	At and for the Nine Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(70)	(9,750)	(33)	(9,853)
Recoveries	94	1,055	124	1,273
Provision for loan and lease losses	45,217	15,119	501	60,837
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971

Total loans and leases	$3,835,372	$2,354,613	$1,206,373	$7,396,358
Total allowance for loan and lease losses as a percentage of total loans and leases	2.27%	1.21%	0.35%	1.62%

	At and for the Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(7,088)	(56)	(7,144)
Recoveries	—	1,454	141	1,595
Provision for loan and lease losses	842	4,744	406	5,992
Balance at September 30, 2019	$29,029	$24,393	$5,713	$59,135

Total loans and leases	$3,589,451	$1,850,388	$1,206,982	$6,646,821
Total allowance for loan and lease losses as a percentage of total loans and leases	0.81%	1.32%	0.47%	0.89%
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
At September 30, 2020, the allowance for loan and lease losses increased to $120.0 million, or 1.62% of total loans and leases outstanding, as a result of the latest available forecast of economic effect of the COVID-19 pandemic on the Company's loan and lease portfolios. Excluding PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA, the allowance for loan and lease losses represents 1.76% of total loans and leases outstanding at September 30, 2020. This compared to an allowance for loan and lease losses of $61.1 million, or 0.91% of total loans and leases outstanding, as of December 31, 2019. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
Net charge-offs in the loans and leases for the three months ended September 30, 2020 and 2019 were $5.0 million and $0.4 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2020 and 2019 were 0.83% and 0.09%, respectively. Net charge-offs in the loans and leases for the nine months ended September 30, 2020 and 2019 were $8.6 million and $5.5 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the nine months ended September 30, 2020 and 2019 were 0.53% and 0.41%, respectively. The increase in the net charge-off for the three and nine months ended September 30, 2020 was primarily due to the charge-off of $4.3 million on a commercial taxi medallion relationship.
Management believes that the allowance for loan and lease losses as of September 30, 2020 is appropriate.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2020			At December 31, 2019
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$51,412	42.9%	35.1%	$21,519	35.3%	37.0%
Multi-family mortgage	23,685	19.7%	13.4%	6,436	10.5%	13.8%
Construction	12,123	10.1%	3.3%	2,330	3.8%	3.7%
Total commercial real estate loans	87,220	72.7%	51.8%	30,285	49.6%	54.5%
Commercial	8,164	6.8%	16.5%	12,849	21.0%	10.8%
Equipment financing	20,295	16.9%	14.7%	11,595	19.0%	15.6%
Condominium association	119	0.1%	0.7%	382	0.6%	0.8%
Total commercial loans and leases	28,578	23.8%	31.9%	24,826	40.6%	27.2%
Residential mortgage	1,831	1.5%	11.0%	3,717	6.1%	12.1%
Home equity	2,119	1.8%	4.9%	2,132	3.5%	5.6%
Other consumer	223	0.2%	0.4%	122	0.2%	0.6%
Total consumer loans	4,173	3.5%	16.3%	5,971	9.8%	18.3%
Total	$119,971	100.0%	100.0%	$61,082	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $434.6 million, or 86.9% on an annualized basis, to $1.1 billion as of September 30, 2020 from $667.1 million as of December 31, 2019. The increase was driven by increases in total cash, cash equivalents and investment securities. Cash, cash equivalents, and investment securities were 12.2% of total assets as of September 30, 2020, compared to 8.5% of total assets at December 31, 2019.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2020		At December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$274,165	$280,185	$182,922	$185,803
GSE CMOs	50,928	52,182	87,001	85,932
GSE MBSs	356,282	367,882	153,049	153,343
SBA commercial loan asset- backed securities	—	—	34	34
Corporate debt obligations	22,328	23,525	28,484	28,986
U.S. Treasury bonds	55,690	59,602	44,675	44,897
Foreign government obligations	$500	$491
Total investment securities available-for-sale	$759,893	$783,867	$496,165	$498,995
Investment securities held-to-maturity:
GSE debentures	$—	$—	$31,228	$31,290
GSE MBSs	—	—	9,360	9,279
Municipal obligations	—	—	45,692	46,514
Foreign government obligations	—	—	500	478
Total investment securities held-to-maturity	$—	$—	$86,780	$87,561
Equity securities held-for-trading		$525		$3,581

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $175.1 million for the nine months ended September 30, 2020 compared to $50.1 million for the same period in 2019. For the nine months ended September 30, 2020, the Company sold $131.8 million of investment securities available for sale, compared to none for the same period in 2019. For the nine months ended September 30, 2020, the Company purchased $488.8 million of investment securities available-for-sale, compared to none for the same period in 2019.

Maturities, calls and principal repayments for investment securities held-to-maturity totaled $6.3 million for the nine months ended September 30, 2020 compared to $19.7 million for the same period in 2019. There were no sales of investment securities held-to-maturity for the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, the Company did not purchase any investment securities held-to-maturity, compared to $0.5 million in purchases of investment securities held-to-maturity for the same period in 2019. During the three months ended September 30, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.

As of September 30, 2020, the fair value of all investment securities available-for-sale was $783.9 million and carried a total of $24.0 million of net unrealized gains, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of September 30, 2020, $72.9 million, or 9.3%, of the portfolio, had gross unrealized losses of $0.2 million. This compares to $205.6 million, or 41.2%, of the portfolio with gross unrealized losses of $1.8 million as of December 31, 2019. The Company's unrealized gain position has increased in 2020 driven by lower long-term interest rates.
As of December 31, 2019, the fair value of all investment securities held-to-maturity was $87.6 million and net unrealized gains of $0.8 million. As of December 31, 2019, $22.3 million, or 25.5%, of the portfolio had gross unrealized losses of $0.2 million.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2020, the excess balance of capital stock was $4.9 million, as compared to a $0.7 million excess balance as of December 31, 2019.
As of September 30, 2020, the Company owned stock in the FHLBB with a carrying value of $43.2 million, an increase of $7.7 million from $35.5 million as of December 31, 2019. As of September 30, 2020, the FHLBB had total assets of $45.0 billion and total capital of $3.1 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2020 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of June 30, 2020.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of September 30, 2020, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million, compared to $18.1 million as of December 31, 2019.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of September 30, 2020, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2019.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2020			At December 31, 2019
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,550,267	22.8%	—%	$1,141,578	19.6%	—%
Interest-bearing deposits:
NOW accounts	459,902	6.8%	0.10%	371,380	6.4%	0.11%
Savings accounts	716,630	10.5%	0.14%	613,467	10.5%	0.46%
Money market accounts	1,878,258	27.7%	0.33%	1,682,005	28.9%	1.15%
Certificate of deposit accounts	1,492,913	22.0%	1.72%	1,671,738	28.6%	2.28%
Brokered deposit accounts	694,553	10.2%	0.63%	349,904	6.0%	2.18%
Total interest-bearing deposits	5,242,256	77.2%	0.72%	4,688,494	80.4%	1.46%
Total deposits	$6,792,523	100.0%	0.55%	$5,830,072	100.0%	1.17%

Total deposits increased $962.5 million to $6.8 billion as of September 30, 2020, compared to $5.8 billion as of December 31, 2019. Deposits as a percentage of total assets increased to 75.5% as of September 30, 2020, compared to 74.2% as of December 31, 2019.

During the nine months ended September 30, 2020, core deposits increased $796.6 million. The ratio of core deposits to total deposits increased from 65.3% as of December 31, 2019 to 67.8% as of September 30, 2020, primarily due to an increase in core deposit accounts.

Certificate of deposit accounts decreased $178.8 million to $1.5 billion as of September 30, 2020, compared to $1.7 billion as of December 31, 2019. Certificate of deposit accounts have decreased as a percentage of total deposits to 22.0% as of September 30, 2020 from 28.6% as of December 31, 2019.

Brokered deposits increased $344.6 million to $694.6 million as of September 30, 2020, compared to $349.9 million as of December 31, 2019. Brokered deposits have increased as a percentage of total deposits to 10.2% as of September 30, 2020 from 6.0% as of December 31, 2019. The increase in Brokered deposits was driven by two new product offerings. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,569,411	23.6%	—%	$1,096,788	19.2%	—%
NOW accounts	427,009	6.4%	0.12%	335,091	5.9%	0.15%
Savings accounts	688,223	10.4%	0.15%	600,609	10.5%	0.54%
Money market accounts	1,855,803	28.0%	0.36%	1,683,548	29.4%	1.28%
Total core deposits	4,540,446	68.4%	0.28%	3,716,036	65.0%	0.68%
Certificate of deposit accounts	1,536,969	23.2%	1.82%	1,658,650	29.0%	2.32%
Brokered deposit accounts	562,112	8.4%	1.07%	342,291	6.0%	2.60%
Total deposits	$6,639,527	100.0%	0.64%	$5,716,977	100.0%	1.28%

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,405,871	22.4%	—%	$1,046,683	18.7%	—%
NOW accounts	394,057	6.3%	0.12%	337,671	6.0%	0.13%
Savings accounts	659,754	10.5%	0.25%	609,284	10.8%	0.47%
Money market accounts	1,773,234	28.2%	0.60%	1,681,594	30.0%	1.29%
Total core deposits	4,232,916	67.4%	0.45%	3,675,232	65.5%	0.68%
Certificate of deposit accounts	1,618,818	25.7%	2.03%	1,587,646	28.3%	2.24%
Brokered deposit accounts	434,409	6.9%	1.65%	344,979	6.2%	2.57%
Total deposits	$6,286,143	100.0%	0.84%	$5,607,857	100.0%	0.93%

As of September 30, 2020 and December 31, 2019, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At September 30, 2020		At December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$225,485	2.09%	$198,279	2.23%
Over six months through 12 months	187,578	1.54%	174,154	2.43%
Over 12 months	76,515	2.23%	185,078	2.56%
Total certificate of deposit of $250,000 or more	$489,578	1.90%	$557,511	2.40%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,147,521	$922,888	$1,117,167	$926,960
Maximum amount outstanding at any month-end during the period	1,192,020	986,405	1,406,669	987,835
Balance outstanding at end of period	1,005,045	986,405	1,005,045	986,405
Weighted average interest rate for the period	1.43%	2.70%	1.74%	2.68%
Weighted average interest rate at end of period	1.81%	2.62%	1.81%	2.62%
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
FHLBB borrowings increased by $82.7 million to $841.2 million as of September 30, 2020 from the December 31, 2019 balance of $758.5 million. The increase in FHLBB borrowings was primarily due to an increase in new advances from the FHLBB to support asset growth.
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

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 25, 2020	$4,842	$4,826
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 16, 2020	4,764	4,739
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,101	74,026
			Total	$83,707	$83,591
The above carrying amounts of the subordinated debentures included $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of September 30, 2020. This compares to $0.4 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of December 31, 2019.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $7.5 million to $50.2 million as of September 30, 2020 from $42.7 million as of December 31, 2019.
The Company has access to a $12.0 million committed line of credit as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $605.0 million. As of September 30, 2020, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit as compared to $18.0 million as of December 31, 2019.

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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2020 and December 31, 2019:

	At September 30, 2020	At December 31, 2019
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,243,794	$1,101,193
Pay fixed, receive variable	1,243,794	1,101,193
Risk participation-out agreements	254,577	235,693
Risk participation-in agreements	60,874	55,281
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,511	$1,125
Sells foreign currency, buys U.S. currency	1,521	1,230
Fixed weighted average interest rate from the Company to counterparty	3.12%	3.54%
Floating weighted average interest rate from counterparty to the Company	1.05%	2.88%
Weighted average remaining term to maturity (in months)	85	91
Fair value:
Recognized as an asset:
Derivatives designated as hedging instruments:
Interest rate derivatives	$10
Derivatives not designated as hedging instruments:
Loan level derivatives	149,737	$59,365
Risk participation-out agreements	2,191	1,229
Foreign exchange contracts	30	54
Recognized as a liability:
Derivatives not designated as hedging instruments:
Loan level derivatives	$149,737	$59,365
Risk participation-in agreements	434	283
Foreign exchange contracts	20	53
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $935.6 million as of September 30, 2020, representing a $10.0 million decrease compared to $945.6 million at December 31, 2019. The decrease primarily reflects dividends paid by the Company of $27.3 million for the nine months ended September 30, 2020, $10.4 million due to repurchase shares of treasury stock, and a reduction to retained earnings of $11.5 million due to the implementation of CECL, partially offset by net income attributable to the Company of $21.0 million, and unrealized gain on securities available-for-sale of $16.5 million.
Stockholders' equity represented 10.39% of total assets as of September 30, 2020 and 12.04% of total assets as of December 31, 2019. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.73% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2020 and 10.15% as of December 31, 2019.
On December 4, 2019, the Board of Directors approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020 and ending on December 31, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of an additional $10 million for a total authorized repurchase amount of $20 million. Subsequently, as previously disclosed, the Company suspended the stock repurchase program effective as of March 24, 2020. As of September 30, 2020, the Company repurchased 848,319 shares at a weighted average price of $12.27. In 2019, 103,758 shares of the Company's common stock were repurchased by the Company. On October 28, 2020, the Company’s Board of Directors approved the resumption of the stock repurchase program to be completed by December 31, 2020.
The dividend payout ratio was 48.67% for the three months ended September 30, 2020, compared to 38.88% for the same period in 2019.
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
Net Interest Income
Net interest income increased $2.7 million to $65.9 million for the three months ended September 30, 2020 from $63.2 million for the three months ended September 30, 2019. This increase reflects a $7.3 million decrease in interest income on loans and leases and a $0.1 million increase in interest income on investment securities, offset by a $9.9 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2020 and September 30, 2019 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2020 and September 30, 2019 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest income increased $2.6 million to $191.9 million for the nine months ended September 30, 2020 from $189.4 million for the nine months ended September 30, 2019. This overall increase reflects a $13.8 million decrease in interest income on loans and leases, offset by a $16.4 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2020 and September 30, 2019 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2020 and September 30, 2019 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 37 basis points to 3.08% for the three months ended September 30, 2020 from 3.45% for the three months ended September 30, 2019. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.12% for the three months ended September 30, 2020 from 5.08% for the three months ended September 30, 2019. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs decreased at a slower pace than in prior periods.

Net interest margin decreased by 39 basis points to 3.15% for the nine months ended September 30, 2020 from 3.54% for the nine months ended September 30, 2019. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.35% for the nine months ended September 30, 2020 from 5.10% for the nine months ended September 30, 2019. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment.
The yield on interest-earning assets decreased to 3.79% for the three months ended September 30, 2020 from 4.83% for the three months ended September 30, 2019. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the three months ended September 30, 2020, the Company recorded $1.0 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the three months ended September 30, 2020, compared to $0.9 million, or 5 basis points, for the three months ended September 30, 2019.
The yield on interest-earning assets decreased to 4.04% for the nine months ended September 30, 2020 from 4.85% for the nine months ended September 30, 2019. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the nine months ended September 30, 2020, the Company recorded $2.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the nine months ended September 30, 2020, compared to $2.9 million, or 5 basis points, for the nine months ended September 30, 2019.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 72 basis points to 0.75% for the three months ended September 30, 2020 from 1.47% for the three months ended September 30, 2019. The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 46 basis points to 0.98% for the nine months ended September 30, 2020 from 1.44% for the nine months ended September 30, 2019. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. From 2017 through 2019, short term interest rates have risen while at the same time net interest income, net interest spread, and net interest margin have also increased. During the first three quarters of 2020 interest rates declined sharply in response to the economic impact of the COVID-19 pandemic. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2020 and September 30, 2019. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$851,608	$3,746	1.76%	$573,389	$3,027	2.11%
Marketable and restricted equity securities	66,154	670	4.06%	59,638	885	5.94%
Short-term investments	192,446	46	0.10%	70,707	487	2.76%
Total investments	1,110,208	4,462	1.61%	703,734	4,399	2.50%
Commercial real estate loans (2)	3,831,826	35,615	3.64%	3,539,485	41,724	4.61%
Commercial loans (2)	1,281,202	10,677	3.27%	838,092	10,291	4.81%
Equipment financing (2)	1,089,058	19,018	6.99%	1,019,179	18,519	7.27%
Residential mortgage loans (2)	814,559	7,860	3.86%	776,482	8,215	4.23%
Other consumer loans (2)	395,990	3,127	3.13%	415,082	4,917	4.69%
Total loans and leases	7,412,635	76,297	4.12%	6,588,320	83,666	5.08%
Total interest-earning assets	8,522,843	80,759	3.79%	7,292,054	88,065	4.83%
Allowance for loan and lease losses	(120,214)			(59,386)
Non-interest-earning assets	616,043			513,824
Total assets	$9,018,672			$7,746,492
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$427,009	128	0.12%	$335,091	129	0.15%
Savings accounts	688,223	258	0.15%	600,609	820	0.54%
Money market accounts	1,855,803	1,658	0.36%	1,683,548	5,413	1.28%
Certificate of deposit	1,536,969	7,022	1.82%	1,658,650	9,691	2.32%
Brokered deposit accounts	562,112	1,517	1.07%	342,291	2,247	2.60%
Total interest-bearing deposits (3)	5,070,116	10,583	0.83%	4,620,189	18,300	1.57%
Advances from the FHLBB	944,865	2,876	1.19%	759,738	4,859	2.50%
Subordinated debentures and notes	83,687	1,246	5.96%	83,530	1,300	6.22%
Other borrowed funds	118,969	61	0.21%	79,620	211	1.05%
Total borrowed funds	1,147,521	4,183	1.43%	922,888	6,370	2.70%
Total interest-bearing liabilities	6,217,637	14,766	0.94%	5,543,077	24,670	1.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,569,411			1,096,788
Other non-interest-bearing liabilities	296,992			178,564
Total liabilities	8,084,040			6,818,429
Brookline Bancorp, Inc. stockholders' equity	934,632			928,063
Total liabilities and stockholders' equity	$9,018,672			$7,746,492
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		65,993	2.85%		63,395	3.06%
Less adjustment of tax-exempt income		55			159
Net interest income		$65,938			$63,236
Net interest margin (5)			3.08%			3.45%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.63% and 1.27% in the three months ended September 30, 2020 and September 30, 2019, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$744,065	$10,489	1.88%	$591,535	$9,526	2.15%
Marketable and restricted equity securities	65,367	2,371	4.84%	59,747	2,693	6.01%
Short-term investments	174,177	354	0.27%	49,833	1,105	2.96%
Total investments	983,609	13,214	1.79%	701,115	13,324	2.53%
Commercial real estate loans (2)	3,763,750	112,912	3.94%	3,454,996	123,106	4.70%
Commercial loans (2)	1,100,346	29,455	3.52%	814,392	29,773	4.82%
Equipment financing (2)	1,070,433	56,937	7.09%	1,004,363	54,795	7.27%
Residential mortgage loans (2)	813,196	23,862	3.91%	776,440	24,524	4.21%
Other consumer loans (2)	408,332	10,235	3.33%	413,645	15,155	4.89%
Total loans and leases	7,156,057	233,401	4.35%	6,463,836	247,353	5.10%
Total interest-earning assets	8,139,666	246,615	4.04%	7,164,951	260,677	4.85%
Allowance for loan and lease losses	(101,064)			(58,759)
Non-interest-earning assets	580,873			479,046
Total assets	$8,619,475			$7,585,238
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$394,057	358	0.12%	$337,671	321	0.13%
Savings accounts	659,754	1,258	0.25%	609,284	2,154	0.47%
Money market accounts	1,773,234	7,973	0.60%	1,681,594	16,259	1.29%
Certificate of deposit	1,618,818	24,637	2.03%	1,587,646	26,601	2.24%
Brokered deposit accounts	434,409	5,375	1.65%	344,979	6,625	2.57%
Total interest-bearing deposits (3)	4,880,272	39,601	1.08%	4,561,174	51,960	1.52%
Advances from the FHLBB	939,821	10,724	1.50%	758,992	14,294	2.48%
Subordinated debentures and notes	83,648	3,793	6.05%	83,491	3,913	6.25%
Other borrowed funds	93,698	294	0.42%	84,477	640	1.01%
Total borrowed funds	1,117,167	14,811	1.74%	926,960	18,847	2.68%
Total interest-bearing liabilities	5,997,439	54,412	1.21%	5,488,134	70,807	1.72%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts	1,405,871			1,046,683
Other non-interest-bearing liabilities	280,499			141,305
Total liabilities	7,683,809			6,676,122
Brookline Bancorp, Inc. stockholders' equity	935,666			908,994
Noncontrolling interest in subsidiary	—			122
Total liabilities and stockholders' equity	$8,619,475			$7,585,238
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		192,203	2.83%		189,870	3.13%
Less adjustment of tax-exempt income		265			501
Net interest income		$191,938			$189,369
Net interest margin (5)			3.15%			3.54%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.84% and 1.24% in the nine months ended September 30, 2020 and September 30, 2019, respectively.
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

	Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$1,288	$(569)	$719	$2,256	$(1,293)	$963
Marketable and restricted equity securities	89	(304)	(215)	236	(558)	(322)
Short-term investments	323	(764)	(441)	921	(1,672)	(751)
Total investments	1,700	(1,637)	63	3,413	(3,523)	(110)
Loans and leases:
Commercial real estate loans	3,143	(9,252)	(6,109)	10,365	(20,559)	(10,194)
Commercial loans and leases	4,282	(3,896)	386	8,785	(9,103)	(318)
Equipment financing	1,238	(739)	499	3,523	(1,381)	2,142
Residential mortgage loans	391	(746)	(355)	1,128	(1,790)	(662)
Other consumer loans	(217)	(1,573)	(1,790)	(190)	(4,730)	(4,920)
Total loans	8,837	(16,206)	(7,369)	23,611	(37,563)	(13,952)
Total change in interest and dividend income	10,537	(17,843)	(7,306)	27,024	(41,086)	(14,062)
Interest expense:
Deposits:
NOW accounts	29	(30)	(1)	60	(23)	37
Savings accounts	103	(665)	(562)	167	(1,063)	(896)
Money market accounts	502	(4,257)	(3,755)	840	(9,126)	(8,286)
Certificate of deposit	(678)	(1,991)	(2,669)	524	(2,488)	(1,964)
Brokered deposit accounts	993	(1,723)	(730)	1,471	(2,721)	(1,250)
Total deposits	949	(8,666)	(7,717)	3,062	(15,421)	(12,359)
Borrowed funds:
Advances from the FHLBB	959	(2,942)	(1,983)	2,846	(6,416)	(3,570)
Subordinated debentures and notes	2	(56)	(54)	7	(127)	(120)
Other borrowed funds	71	(221)	(150)	63	(409)	(346)
Total borrowed funds	1,032	(3,219)	(2,187)	2,916	(6,952)	(4,036)
Total change in interest expense	1,981	(11,885)	(9,904)	5,978	(22,373)	(16,395)
Change in tax-exempt income	(104)	—	(104)	(236)	—	(236)
Change in net interest income	$8,660	$(5,958)	$2,702	$21,282	$(18,713)	$2,569

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$35,614	$41,723	$(6,109)	(14.6)%	$112,911	$123,106	$(10,195)	(8.3)%
Commercial loans	10,621	10,190	431	4.2%	29,270	29,456	(186)	(0.6)%
Equipment financing	19,018	18,520	498	2.7%	56,937	54,795	2,142	3.9%
Residential mortgage loans	7,861	8,215	(354)	(4.3)%	23,862	24,524	(662)	(2.7)%
Other consumer loans	3,126	4,918	(1,792)	(36.4)%	10,235	15,155	(4,920)	(32.5)%
Total interest income—loans and leases	$76,240	$83,566	$(7,326)	(8.8)%	$233,215	$247,036	$(13,822)	(5.6)%
Interest income from loans and leases was $76.2 million for the three months ended September 30, 2020, and represented a yield on total loans of 4.12%. This compares to $83.6 million of interest on loans and a yield of 5.08% for the three months ended September 30, 2019. The $7.3 million decrease in interest income from loans and leases was primarily attributable to an increase of $8.8 million due to an increase in origination volume, offset by a decrease of $16.2 million due to changes in interest rates.
Interest income from loans and leases was $233.2 million for the nine months ended September 30, 2020, and represented a yield on total loans of 4.35%. This compares to $247.0 million of interest on loans and a yield of 5.10% for the nine months ended September 30, 2019. The $13.8 million decrease in interest income from loans and leases was primarily attributable to an increase of $23.6 million due to an increase in origination volume, offset by a decrease of $37.6 million due to the changes in interest rates.

Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,746	$2,977	$769	25.8%	$10,423	$9,371	$1,052	11.2%
Marketable and restricted equity securities	672	876	(204)	(23.3)%	2,358	2,664	(306)	(11.5)%
Short-term investments	46	487	(441)	(90.6)%	354	1,105	(751)	(68.0)%
Total interest income—investments	$4,464	$4,340	$124	2.9%	$13,135	$13,140	$(5)	—%
Total investment income was $4.5 million for the three months ended September 30, 2020 compared to $4.3 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, the yield on total investments was 1.6% and 2.5%, respectively. The year-over-year increase in interest income on investments of $0.1 million, or 2.9%, was primarily driven by a $1.7 million increase due to volume, partially offset by a $1.6 million decrease due to rates.
Total investment income was $13.1 million for the nine months ended September 30, 2020 and September 30, 2019. For the nine months ended September 30, 2020 and 2019, the yield on total investments was 1.8% and 2.5%, respectively. The year-over-year interest income on investments remained unchanged, primarily due to a $3.5 million increase due to volume, offset by a $3.5 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$128	$129	$(1)	(0.8)%	$358	$321	$37	11.5%
Savings accounts	258	820	(562)	(68.5)%	1,258	2,154	(896)	(41.6)%
Money market accounts	1,658	5,413	(3,755)	(69.4)%	7,973	16,259	(8,286)	(51.0)%
Certificate of deposit accounts	7,022	9,691	(2,669)	(27.5)%	24,637	26,601	(1,964)	(7.4)%
Brokered deposit accounts	1,517	2,247	(730)	(32.5)%	5,375	6,625	(1,250)	(18.9)%
Total interest expense - deposits	10,583	18,300	(7,717)	(42.2)%	39,601	51,960	(12,359)	(23.8)%
Borrowed funds:
Advances from the FHLBB	2,876	4,859	(1,983)	(40.8)%	10,724	14,294	(3,570)	(25.0)%
Subordinated debentures and notes	1,246	1,300	(54)	(4.2)%	3,793	3,913	(120)	(3.1)%
Other borrowed funds	61	211	(150)	(71.1)%	294	640	(346)	(54.1)%
Total interest expense - borrowed funds	4,183	6,370	(2,187)	(34.3)%	14,811	18,847	(4,036)	(21.4)%
Total interest expense	$14,766	$24,670	$(9,904)	(40.1)%	$54,412	$70,807	$(16,395)	(23.2)%
Deposits
For the three months ended September 30, 2020, interest expense on deposits decreased $7.7 million, or 42.2%, as compared to the same period in 2019. The decrease in interest expense on deposits was driven by a decrease of $8.7 million due to lower interest rates, partially offset by an increase of $0.9 million due to the growth in deposits. There was no purchase accounting amortization on acquired deposits for the three months ended September 30, 2020, compared to $66 thousand and no basis points for the three months ended September 30, 2019.
Interest expense on deposits decreased $12.4 million, or 23.8%, to $39.6 million for the nine months ended September 30, 2020 from $52.0 million for the nine months ended September 30, 2019. The decrease in interest expense on deposits was driven by a decrease of $15.4 million due to lower interest rates, partially offset by a $3.1 million increase due to growth in deposits. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2020 was $44.0 thousand and no basis points, compared to $316 thousand and 1 basis point for the nine months ended September 30, 2019.
Borrowed Funds
During the three months ended September 30, 2020, interest paid on borrowed funds decreased $2.2 million, or 34.3% year over year. The cost of borrowed funds decreased to 1.43% for the three months ended September 30, 2020 from 2.70% for the three months ended September 30, 2019. The decrease in interest expense was driven by a decrease of $3.2 million due to borrowing rates, partially offset by an increase of $1.0 million due to volume. For the three months ended September 30, 2020, there was purchase accounting accretion of $14.0 thousand and no basis points on acquired borrowed funds compared to purchase accounting accretion of $14.0 thousand and no basis points for the three months ended September 30, 2019.
Interest expense on borrowed funds decreased $4.0 million, or 21.4%, to $14.8 million for the nine months ended September 30, 2020 from $18.8 million for the nine months ended September 30, 2019. The cost of borrowed funds decreased to 1.74% for the nine months ended September 30, 2020 from 2.68% for the nine months ended September 30, 2019. The decrease in interest expense was driven by a decrease of $7.0 million due to borrowing rates, partially offset by an increase of $2.9 million due to volume. For the nine months ended September 30, 2020, there was purchase accounting accretion of $41 thousand and no basis points on acquired borrowed funds compared to accretion of $43 thousand and no basis points for the nine months ended September 30, 2019.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$(2,721)	$361	$(3,082)	(853.7)%	$45,217	$842	$44,375	(5,270.2)%
Commercial	8,557	463	8,094	1,748.2%	15,119	4,744	10,375	218.7%
Consumer	(455)	42	(497)	(1,183.3)%	501	406	95	23.4%
Total provision for loan and lease losses	5,381	866	4,515	521.4%	60,837	5,992	54,845	915.3%
Unfunded credit commitments	(853)	5	(858)	(17,160.0)%	3,152	(11)	3,163	28,754.5%
Total provision for credit losses	$4,528	$871	$3,657	419.9%	$63,989	$5,981	$58,008	969.9%
For the three months ended September 30, 2020, the provision for credit losses increased $3.7 million to $4.5 million from $0.9 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the provision for credit losses increased $58.0 million to $64.0 million from $6.0 million for the nine months ended September 30, 2019. The increase in the provision for credit losses for the three and nine months ended September 30, 2020 was primarily driven by changes in macroeconomic forecasts surrounding the COVID-19 pandemic during the first, second, and third quarters of 2020. The latest available economic forecasts were used in the loss models which reflected the immediate and longer term effects of the COVID-19 pandemic onto the Company's allowance for credit losses.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Deposit fees	$2,305	$2,710	$(405)	(14.9)%	$6,692	$7,913	$(1,221)	(15.4)%
Loan fees	397	719	(322)	(44.8)%	1,460	1,530	(70)	(4.6)%
Loan level derivative income, net	527	2,251	(1,724)	(76.6)%	4,123	5,768	(1,645)	(28.5)%
Gain on investment securities	54	(116)	170	146.6%	1,970	375	1,595	425.3%
Gain on sales of loans and leases held-for-sale	632	550	82	14.9%	1,051	1,400	(349)	(24.9)%
Other	947	1,815	(868)	(47.8)%	5,129	5,051	78	1.5%
Total non-interest income	$4,862	$7,929	$(3,067)	(38.7)%	$20,425	$22,037	$(1,612)	(7.3)%
For the three months ended September 30, 2020, non-interest income decreased $3.1 million, or 38.7%, to $4.9 million as compared to $7.9 million for the same period of 2019. This decrease was primarily driven by decreases of $1.7 million in loan level derivative income, net, $0.9 million in other non-interest income and $0.4 million in deposit fees.
For the nine months ended September 30, 2020, non-interest income decreased $1.6 million, or 7.3%, to $20.4 million as compared to $22.0 million for the same period in 2019. This decrease was primarily driven by decreases of $1.6 million in loan level derivative income, net, $1.2 million in deposit fees and $0.3 million in gain on sales of loans and leases, partially offset by an increase of $1.6 million in gain on investment securities.

Deposit fees decreased $0.4 million, or 14.9%, to $2.3 million for the three months ended September 30, 2020 from $2.7 million for the same period in 2019, and decreased $1.2 million, or 15.4% to $6.7 million for the nine months ended September 30, 2020 from $7.9 million for the same period in 2019, primarily driven by lower insufficient funds fees (NSF), account service fees, debit card fees, as well as non-customer ATM income.
Loan level derivative income decreased $1.7 million, or 76.6%, to $0.5 million for the three months ended September 30, 2020 from $2.3 million for the same period in 2019, and decreased $1.6 million, or 28.5%, to $4.1 million for the nine months ended September 30, 2020 from $5.8 million for the same period in 2019, primarily driven by a decrease of eight loan level derivative transactions completed for the three and nine months ended September 30, 2020.
Gain on investment securities increased $0.2 million, or 146.6%, to a gain of $54.0 thousand for the three months ended September 30, 2020 from a loss of $116.0 thousand for the same period in 2019, and increased $1.6 million, or 425.3%, to $2.0 million for the nine months ended September 30, 2020 from $0.4 million for the same period in 2019, primarily driven by investment securities sold during the first nine months of 2020, partially offset by a change in market value on equity securities held for trading.
Other income decreased $0.9 million, or 47.8%, to $0.9 million for the three months ended September 30, 2020 from $1.8 million for the same period in 2019, primarily driven by interest rate derivatives market value adjustment due to volatility in rates and lower rental income. Other income increased $78 thousand, or 1.5%, to $5.1 million for the nine months ended September 30, 2020 from $5.1 million for the same period in 2019.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Compensation and employee benefits	$26,092	$24,871	$1,221	4.9%	$75,931	$72,567	$3,364	4.6%
Occupancy	3,802	3,895	(93)	(2.4)%	11,580	11,594	(14)	(0.1)%
Equipment and data processing	4,293	4,749	(456)	(9.6)%	13,152	14,051	(899)	(6.4)%
Professional services	1,112	1,083	29	2.7%	3,819	3,246	573	17.7%
FDIC insurance	1,363	54	1,309	2,424.1%	2,599	1,392	1,207	86.7%
Advertising and marketing	1,024	1,035	(11)	(1.1)%	3,116	3,216	(100)	(3.1)%
Amortization of identified intangible assets	312	421	(109)	(25.9)%	959	1,243	(284)	(22.8)%
Merger and restructuring expense	—	1,125	(1,125)	(100.0)%	—	1,125	(1,125)	(100.0)%
Other	2,949	2,958	(9)	(0.3)%	9,650	10,232	(582)	(5.7)%
Total non-interest expense	$40,947	$40,191	$756	1.9%	$120,806	$118,666	$2,140	1.8%
For the three months ended September 30, 2020, non-interest expense increased $0.8 million, or 1.9%, to $40.9 million as compared to $40.2 million for the same period in 2019. The increase was primarily driven by increases of $1.3 million in FDIC insurance and $1.2 million in compensation and employee benefits expense, partially offset by decreases of $1.1 million in merger and restructuring expense and $0.5 million in equipment and data processing expense.
For the nine months ended September 30, 2020, non-interest expense increased $2.1 million, or 1.8%, to $120.8 million as compared to $118.7 million for the same period in 2019. This increase was primarily driven by increases of $3.4 million in compensation and employee benefits expense, $1.2 million in FDIC insurance and $0.6 million in professional fees, partially offset by decreases of $1.1 million in merger and restructuring expense, $0.9 million in equipment and data processing and $0.6 million in other non-interest expense.

Compensation and employee benefits expense increased $1.2 million, or 4.9%, to $26.1 million for the three months ended September 30, 2020 from $24.9 million for the same period in 2019, and increased $3.4 million, or 4.6%, to $75.9 million for the nine months ended September 30, 2020 from $72.6 million for the same period in 2019, primarily driven by increases in employee headcount, annual merit increases and bonuses, and health care benefits.
Equipment and data processing expense decreased $0.5 million, or 9.6%, to $4.3 million for the three months ended September 30, 2020 from $4.7 million for the same period in 2019, and decreased $0.9 million, or 6.4%, to $13.2 million for the nine months ended September 30, 2020 from $14.1 million for the same period in 2019, primarily driven by lower purchased software depreciation and data communications expenses, partially offset by higher software licenses and subscriptions.
Professional services expense increased $0.6 million, or 17.7%, to $3.8 million for the nine months ended September 30, 2020 from $3.2 million for the same period in 2019, primarily driven by higher professional services fees related to the implementation of CECL in the first quarter of 2020.
FDIC insurance expense increased $1.3 million, or 2,424.1%, to $1.4 million for the three months ended September 30, 2020 from $0.1 million for the same period in 2019, and increased $1.2 million, or 86.7%, to $2.6 million for the nine months ended September 30, 2020 from $1.4 million for the same period in 2019, primarily driven by bank assessment fees from the FDIC.
Merger and restructuring expense decreased $1.1 million, or 100.0%, to zero for the three months ended September 30, 2020 and the nine months ended September 30, 2020, compared to $1.1 million for the three months ended September 30, 2019 and the nine months ended September 30, 2019, due to the First Ipswich Bank merger in 2019.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019			2020	2019
	(Dollars in Thousands)
Income before provision for income taxes	$25,325	$30,103	$(4,778)	(15.9)%	$27,568	$86,759	$(59,191)	(68.2)%
Provision (benefit) for income taxes	6,646	7,507	(861)	(11.5)%	6,596	21,182	(14,586)	(68.9)%
Net (loss) income, before non-controlling interest in subsidiary	$18,679	$22,596	$(3,917)	(17.3)%	$20,972	$65,577	$(44,605)	(68.0)%
Effective tax rate	26.2%	24.9%	N/A	5.2%	23.9%	24.4%	N/A	(2.0)%
The Company recorded an income tax expense of $6.6 million for the three months ended September 30, 2020, compared to an income tax expense of $7.5 million for the three months ended September 30, 2019, representing effective tax rates of 26.2% and 24.9%, respectively.
The Company recorded an income tax expense of $6.6 million for the nine months ended September 30, 2020, compared to $21.2 million income tax expense for the nine months ended September 30, 2019, representing effective tax rates of 23.9% and 24.4%, respectively. The changes in the Company's pre-tax income for the nine months ended September 30, 2020 and 2019 were primarily due to the COVID-19 pandemic and its impact on the Company's provision for loan losses.
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
In the third quarter, the Company continued to operate with increased liquidity as a precautionary measure due to economic uncertainty associated with the COVID-19 pandemic. In particular, the Company has shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity as economic conditions improve.
Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $317.3 million, or 3.5% of the balance sheet, compared to $77.8 million, or 1.0% of the balance sheet, as of December 31, 2019. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 10% of total assets. Due to the current environment, management increased this target operating range to between 10% and 15% of total assets. As of September 30, 2020, cash, cash equivalents and investment securities available-for-sale totaled $1.1 billion, or 12.2% of total assets. This compares to $576.8 million, or 7.3% of total assets, as of December 31, 2019.
Deposits, which are considered the most stable source of liquidity, totaled $6.8 billion as of September 30, 2020 and represented 87.1% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.8 billion, or 86.6% of total funding, as of December 31, 2019. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $4.6 billion as of September 30, 2020 and represented 67.8% of total deposits, compared to core deposits of $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Additionally, the Company had $694.6 million of brokered deposits as of September 30, 2020, which represented 10.2% of total deposits, compared to $349.9 million or 6.0% of total deposits, as of December 31, 2019. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.0 billion as of September 30, 2020, representing 12.9% of total funding, compared to $902.7 million, or 13.4% of total funding, as of December 31, 2019. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2020, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $2.2 billion, compared to $2.1 billion as of December 31, 2019, based on the level of qualifying collateral available for these borrowings.
As of September 30, 2020, the Banks also have access to funding through certain uncommitted lines of credit of $605.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of September 30, 2020. As of September 30, 2020, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $683.5 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2020. As of September 30, 2020, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2020	At December 31, 2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$115,630	$50,034
Commercial	85,543	78,058
Residential mortgage	29,119	25,998
Unadvanced portion of loans and leases	812,748	808,681
Unused lines of credit:
Home equity	564,956	528,251
Other consumer	29,711	25,374
Other commercial	440	380
Unused letters of credit:
Financial standby letters of credit	13,411	10,166
Performance standby letters of credit	6,135	4,652
Commercial and similar letters of credit	6,211	3,823
Loan level derivatives:
Receive fixed, pay variable	1,243,794	1,101,193
Pay fixed, receive variable	1,243,794	1,101,193
Risk participation-out agreements	254,577	235,693
Risk participation-in agreements	60,874	55,281
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,511	1,125
Sells foreign currency, buys U.S. currency	1,521	1,230

Capital Resources
As of September 30, 2020, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2020, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2020 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2020:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$755,400	10.77%	$315,627	4.50%	$490,975	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	765,006	8.67%	352,944	4.00%	352,944	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	765,006	10.91%	420,718	6.00%	596,018	8.50%	N/A	N/A
Total risk-based capital ratio (4)	927,330	13.22%	561,168	8.00%	736,533	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$547,302	11.31%	$217,759	4.50%	$338,737	7.00%	$314,541	6.50%
Tier 1 leverage capital ratio (2)	547,302	9.39%	233,142	4.00%	233,142	4.00%	291,428	5.00%
Tier 1 risk-based capital ratio (3)	547,302	11.31%	290,346	6.00%	411,323	8.50%	387,128	8.00%
Total risk-based capital ratio (4)	608,153	12.57%	387,050	8.00%	508,004	10.50%	483,813	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$230,926	10.61%	$97,942	4.50%	$152,355	7.00%	$141,472	6.50%
Tier 1 leverage capital ratio (2)	230,926	7.59%	121,700	4.00%	121,700	4.00%	152,125	5.00%
Tier 1 risk-based capital ratio (3)	230,926	10.61%	130,590	6.00%	185,002	8.50%	174,120	8.00%
Total risk-based capital ratio (4)	258,353	11.87%	174,122	8.00%	228,535	10.50%	217,652	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of September 30, 2020 or December 31, 2019. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2020.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2020, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2020		December 31, 2019
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$27,233	9.6%	$29,795	11.5%
Up 200 basis points ramp	11,784	4.1%	12,478	4.8%
Up 100 basis points ramp	5,889	2.1%	6,265	2.4%
Down 100 basis points ramp	(5,635)	(2.0)%	(11,100)	(4.3)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 9.6% as of September 30, 2020, compared to a positive 11.5% as of December 31, 2019. The decrease in asset sensitivity was due to a decrease in short term liquidity positions.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2020, the Company’s one-year cumulative gap was a negative $538.1 million, or 6.36% of total interest-earning assets, compared with a positive $4.7 million, or 0.06% of total interest-earning assets, at December 31, 2019.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of September 30, 2020, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2020	At December 31, 2019
Up 300 basis points	11.8%	6.0%
Up 200 basis points	8.9%	5.1%
Up 100 basis points	5.9%	3.3%
Down 100 basis points	(14.1)%	(7.2)%

The Company's EVE sensitivity increased from December 31, 2019 to September 30, 2020 due to the shortened duration of the loan and investment portfolios and a slight extension in the borrowings portfolio.

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

Effective January 1, 2020, the Company adopted ASU 2016-13. The Company implemented changes to its policies, processes, and controls over the allowance for credit losses methodology to support the adoption of ASU 2016-13. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third-party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of ASU 2016-13, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020 (“Annual Report”), Item 8.01 “Other Matters” in the Current Report on Form 8-K filed with the SEC on May 11, 2020 (the “May 11, 2020 Form 8-K”), and Part II Item 1.A "Risk Factors" in the Quarterly Report on Form 10-Q filed with the SEC on August 2, 2020 (the "Second Quarter 10-Q"), based on information currently known to us and recent developments since the date of the Second Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report, Item 8.01 “Other Matters” in the May 11, 2020 Form 8-K, and Part II Item 1A "Risk Factors" of our Second Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report, May 11, 2020 Form 8-K and the Second Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, responsive containment measures taken and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Actions taken by the FRB to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be covered by existing insurance policies. Additionally, certain government directives and social distancing protocols may hinder our ability to conduct timely property appraisals, which could delay or impact the accuracy of the recognition of credit losses in our loan portfolios. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses. Similarly, because of adverse economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold, goodwill, intangible assets, and deferred tax assets, as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first nine months of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
The Company has funded 2,922 PPP loans totaling $581.7 million as of August 8, 2020 when the program closed, of which $568.4 million remains outstanding, net of deferred fees and costs at September 30, 2020. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
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

BROOKLINE BANCORP, INC.

Date: November 4, 2020	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)