Form 10-K
period 2020-12-31
BROOKLINE BANCORP INC
filed 2021-02-26
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2020,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                      ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 28, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $0.8 billion.
As of February 26, 2021, there were 85,177,172 and 78,192,589 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2020 FORM 10-K

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on the Company’s employees, customers, business operations, credit quality, financial position, liquidity and results of operations; continued deterioration in employment levels; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program (the "PPP"), and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, is the holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, and Brookline Securities Corp.
Brookline Bank, headquartered in Boston, Massachusetts, has three wholly-owned subsidiaries, Longwood Securities Corp. ("LSC"), First Ipswich Insurance Agency, and Eastern Funding LLC ("Eastern Funding"), and operates 30 full-service banking offices and two lending offices in the greater Boston metropolitan area. As of July 21, 2020, two of Brookline Bank's subsidiaries, BBS Investment Corp. and First Ipswich Securities II Corp were merged with and into LSC. On February 15, 2020, First Ipswich Bank ("First Ipswich"), formerly a wholly-owned subsidiary of the Company, was merged with and into Brookline Bank.
BankRI, headquartered in Providence, Rhode Island, has four direct subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), and BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., and operates 20 full-service banking offices in the greater Providence, Rhode Island area.
The Company, through Brookline Bank and BankRI (the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities, including equipment financing, are focused in the New York and New Jersey metropolitan area, with services offered throughout the United States. As full-service financial institutions, the

Banks and their subsidiaries focus on the continued addition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116, and its telephone number is 617-425-4600.
Overview of Results
The loan and lease portfolio grew $531.7 million, or 7.9%, to $7.3 billion at December 31, 2020 from $6.7 billion at December 31, 2019. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $6.1 billion, or 83.9% of total loans and leases, as of December 31, 2020, increased $590.8 million, or 10.7%, from $5.5 billion, or 81.7% of total loans and leases, as of December 31, 2019.
Total deposits increased $1.1 billion, or 18.5%, to $6.9 billion at December 31, 2020 from $5.8 billion as of December 31, 2019. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 26.7% to $4.8 billion as of December 31, 2020 from $3.8 billion at December 31, 2019. The Company's core deposits were 69.8% of total deposits at December 31, 2020, an increase from 65.3% at December 31, 2019.
The allowance for loan and lease losses increased $53.3 million, or 87.3%, to $114.4 million as of December 31, 2020 from $61.1 million as of December 31, 2019. The ratio of the allowance for loan and lease losses to total loans and leases was 1.57% as of December 31, 2020 compared to 0.91% as of December 31, 2019. Nonperforming assets as of December 31, 2020 were $45.0 million, up from $22.1 million at the end of 2019. Nonperforming assets were 0.50% and 0.28% of total assets as of December 31, 2020 and December 31, 2019, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $6.9 million, or 2.7%, to $260.2 million in 2020 compared to $253.3 million in 2019. Net interest margin decreased 34 basis points to 3.17% in 2020 from 3.51% in 2019. Net income for 2020 decreased $40.1 million, or 45.7%, to $47.6 million from $87.7 million for 2019. Basic and fully diluted earnings per common share ("EPS") decreased to $0.60 for 2020 from $1.10 for 2019. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The Company provides banking services in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which is dominated by several large national banking institutions. The Company faces considerable competition from banking and non-banking organizations, including traditional banks, digital banks, financial technology companies and others, in its market area for all aspects of banking and related service activities. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and online access to accounts.
Market Area and Credit Risk Concentration
As of December 31, 2020, the Company, through its Banks, operated 50 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public, primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2020 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 67%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 72%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through its subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and Loan -to-value ratios at origination; lending to seasoned real estate owners/managers; frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2020, the largest commercial real estate relationship in the Company’s portfolio was $56.1 million.

Commercial loans and equipment leasing. Brookline Bank originates commercial loans and leases for working capital and other business-related purposes, and concentrate such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, in New York and New Jersey. BankRI originates commercial loans and lines of credit for various business-related purposes, for businesses located primarily in Rhode Island, and engages in equipment financing through its wholly-owned subsidiary, Macrolease, in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2020, the largest commercial relationship in the Company’s portfolio was $58.4 million.
Consumer loans. Retail customers of Brookline Bank typically live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI typically live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2020, the largest consumer relationship in the Company’s portfolio was $40.5 million.
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
The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the COVID-19 pandemic, legislation has been enacted, such as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic. The CARES Act established the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”). Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted which, among other items provides for an additional round of PPP loan funding. For further information on government policies enacted to address the COVID-19 pandemic, see Part I. Item 1. “Business - Supervision and Regulation” below.
Personnel and Human Capital Resources
As of December 31, 2020, the Company had 780 full-time employees and 33 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 45% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.
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
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL”.
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
As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ( the "FRB") under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Massachusetts Commissioner of Banks (the "Commissioner") under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank is subject to regulation, supervision and examination by the Massachusetts Division of Banks ("MDOB"), and BankRI is subject to regulation, supervision and examination by the Banking Division of the Rhode Island Department of Business Regulation (the “RIBD”).
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, and is qualified by reference to the full text of the statutes and regulations referenced below.
Pandemic Response
Participation in the Paycheck Protection Program
The CARES Act appropriated $349 billion for “paycheck protection loans” through the SBA’s PPP. The amount appropriated for the PPP was subsequently increased to $659 billion (the “Original PPP”). Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. The Company funded 2,922 PPP loans totaling $581.7 million as of August 8, 2020 when the Original PPP closed, of which $489.2 million remains outstanding, net of deferred fees and costs at December 31, 2020. All PPP loans have been funded. Additionally, the Economic Aid Act, enacted on December 27, 2020, provides for a second round of PPP loans (the “PPP-2”). The Banks are participating in the PPP-2 as of January 27, 2021. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program.

Troubled Debt Restructuring Relief
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of December 31, 2020, the Company granted 4,989 short-term deferments on loan and lease balances of $1.1 billion. Of these modifications, 4,691 loans and leases with total balances of $1.0 billion have returned to the payment status and 298 loans and leases with total balances of $90.4 million remain on the deferral status.which represent 1.2% of total loan and leases balances.
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
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the FRB, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the FRB, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The FRB has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the FRB, could constitute the acquisition of control of a bank holding company for purposes of the BHCA.
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
Deposit insurance premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under this method, each of seven financial ratios and a weighted average of CAMELS composite ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. For the year ending December 31, 2020, the Banks’ FDIC insurance assessments costs were $4.2 million.
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
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2020, neither of the Banks had brokered deposits in excess of 10% of total assets.
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
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk. Under the FRB's rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6.0%, a minimum total capital requirement of 8.0% and a minimum leverage ratio requirement of 4.0%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engaged in share repurchases.
A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, under the FRB's prompt corrective action rules, a state member bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The FRB also considers: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks. When determining the adequacy of an institution’s capital, this evaluation is a part of the institution’s regular safety and soundness examination. Each of the Banks is currently considered well-capitalized under all regulatory definitions.
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets, and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Banks are considered “well capitalized” under the FRB's prompt corrective action rules and the Company is considered “well capitalized” under the FRB's rules applicable to bank holding companies.
Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio (“CBLR”) of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0% and then gradually re-establish it at 9.0%. Under the interim final rules, the community bank leverage ratio was set at 8.0% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8.0% or greater and meet certain other criteria may elect to use the community bank leverage ratio framework. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9.0%. At this time, the Company does not anticipate opting in to the CBLR.
Safety and Soundness Standards
Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “- Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income for the prior year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the FRBs capital rules, the Company's ability to pay dividends will be restricted if it does not maintain the required capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.

Restrictions on Bank Dividends
The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state member bank may not declare or pay a dividend: (i) if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income during the current calendar year and the retained net income of the prior two calendar years; or (ii) that would exceed its undivided profits; in either case, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service. As of and for the year ending December 31, 2020, there were no such transactions.
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
Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Banks must provide their customers with an annual disclosure that explains their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Banks are prohibited from disclosing such information except as provided in such policies and procedures. If the financial institution only discloses information under exceptions from the GLBA that do not require an opt out to be provided and if there has been no change in the financial institutions privacy policies and procedures since its most recent disclosures provide to customers, an annual disclosure is not required to be provided by the financial institution. The GLBA also requires that the Banks develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Banks are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of the Banks in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Banks must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.
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

Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2020, the Company did not have any transactions with sanctioned countries, nationals, and others.
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
RISKS RELATED TO THE COVID-19 PANDEMIC
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
The Company funded 2,922 PPP loans totaling $581.7 million as of August 8, 2020 when the Original PPP closed, of which $489.2 million remains outstanding, net of deferred fees and costs at December 31, 2020. As of January 27, 2020, the Company’s banks are participating in the PPP-2. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
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
If our allowance for credit losses is not sufficient to cover actual loan and lease losses, our earnings may decrease.
We periodically make a determination of an allowance for credit losses based on available information, including, but not limited to, the quality of the loan and lease portfolio as indicated by trends in loan risk ratings, payment performance, economic conditions, the value of the underlying collateral and the level of nonaccruing and criticized loans and leases. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for credit losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for credit losses are necessary, additional expenses may be incurred.
Determining the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans and leases that are identified. We have in the past been, and in the future may be, required to increase our allowance for credit losses for any of several reasons. State and federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may request that we increase the allowance for credit losses. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Any increases in the allowance for credit losses may result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.
Our loan and lease portfolios include commercial real estate mortgage loans and commercial loans and leases, which are generally riskier than other types of loans.
Our commercial real estate and commercial loan and lease portfolios currently comprise 83.9% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of impairment of our securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through an allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
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
Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss and litigation reserves, goodwill impairment and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. See the "Critical Accounting Policies" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company updated its critical accounting policy to the allowance for credit losses. The updates in this standard replace the incurred loss impairment methodology GAAP with the CECL methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate loan losses over the life of the loan. See Note 7, "Allowance for Credit Losses" for further discussion on the new policy and processes.
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
If we acquire or seek to acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
We have acquired and will continue to consider the acquisition of other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:
•We may incur substantial expenses in pursuing potential acquisitions;
•Management may divert its attention from other aspects of our business;
•We may assume potential and unknown liabilities of the acquired company as a result of an acquisition;
•The acquired business will not perform in accordance with management's expectations, including because we may lose key clients or employees of the acquired business as a result of the change in ownership;
•Difficulties may arise in connection with the integration of the operations of the acquired business with the operations of our businesses; and
•We may lose key employees of the combined business.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2020, goodwill and other identifiable intangible assets were $163.6 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2020. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
RISKS RELATED TO OUR REGULATORY ENVIRONMENT
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
Brookline Bank conducts its business from 30 banking offices, 6 of which are owned, 23 of which are leased, and 1 of which is subleased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has 2 additional lending offices and 2 remote ATM locations, all of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York and in Melville, New York.
BankRI conducts its business from 20 banking offices, 6 of which are owned and 14 of which are leased. BankRI's main banking office is leased and located in Providence, Rhode Island. BankRI also has 2 remote ATM locations, all of which are leased. Macrolease conducts its business from leased premises in Plainview, New York.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2020.

Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2020, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 26, 2021 was 1,682. The Company currently pays quarterly cash dividends in the amount of $0.115 per share. The Company expects comparable cash dividends will be paid in the future.

Equity Compensation Plan Information
Refer to Note 20, "Employee Benefit Plans" for a discussion of the Company's equity compensation plans.
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. Index values are as of December 31 of each of the indicated years.

	At December 31,
Index	2015	2016	2017	2018	2019	2020
Brookline Bancorp, Inc.	100.00	147.24	144.42	130.17	159.57	121.83
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.31
SNL Bank $5B-$10B Index	100.00	143.27	142.73	129.17	160.06	122.43
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.02

The graph assumes $100 invested on December 31, 2015 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.
(b)Not applicable.

(c)    The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 28 through December 31, 2020	867,411	$11.06	867,411	—
______________________________________________________________________________________________________
(1) On December 4, 2019, the Company's Board of Directors approved a stock repurchase program (the "2020 Stock Repurchase Plan") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the 2020 Stock Repurchase Plan. On October 28, 2020, the Board of Directors authorized the resumption of the 2020 Stock Repurchase Plan. As of December 31, 2020, the Company had completed the program.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$8,942,424	$7,856,853	$7,392,805	$6,780,249	$6,438,129
Total loans and leases	7,269,553	6,737,816	6,303,516	5,730,679	5,398,864
Allowance for loan and lease losses (6)	114,379	61,082	58,692	58,592	53,666
Investment securities available-for-sale	745,822	498,995	502,793	540,124	523,634
Investment securities held-to-maturity	—	86,780	114,776	109,730	87,120
Equity securities held-for-trading	526	3,581	4,207	—	—
Goodwill and identified intangible assets	163,579	164,850	166,513	143,934	146,023
Total deposits	6,910,696	5,830,072	5,454,044	4,871,343	4,611,076
Core deposits (1)	4,826,789	3,808,430	3,664,879	3,663,873	3,570,054
Certificates of deposit	1,389,998	1,671,738	1,438,478	932,725	837,630
Brokered deposits	693,909	349,904	350,687	274,745	203,392
Total borrowed funds	820,247	902,749	920,542	1,020,819	1,044,086
Stockholders' equity	941,778	945,606	900,140	803,830	695,544
Tangible stockholders' equity (*)	778,199	780,756	733,627	659,896	549,521
Nonperforming loans and leases (2)	38,448	19,461	24,097	27,272	40,077
Nonperforming assets (3)	44,963	22,092	28,116	31,691	41,476
EARNINGS DATA
Interest and dividend income	$326,817	$347,626	$313,893	$263,050	$239,648
Interest expense	66,654	94,326	66,194	39,869	35,984
Net interest income	260,163	253,300	247,699	223,181	203,664
Provision for credit losses	61,886	9,583	4,951	18,988	10,353
Non-interest income	24,644	29,793	25,224	32,173	22,667
Non-interest expense	160,844	157,481	155,232	139,111	130,362
Provision for income taxes	14,442	28,269	26,189	43,636	30,392
Net income	47,635	87,717	83,062	50,518	52,362
Operating earnings (*)	46,124	88,184	85,796	52,444	52,362
PER COMMON SHARE DATA
Earnings per share - Basic	$0.60	$1.10	$1.04	$0.68	$0.74
Earnings per share - Diluted	0.60	1.10	1.04	0.68	0.74
Operating earnings per share (*)	0.58	1.10	1.07	0.70	0.74
Dividends paid per common share	0.460	0.440	0.395	0.360	0.360
Book value per share (end of period)	12.05	11.87	11.30	10.49	9.88
Tangible book value per share (*)	9.96	9.80	9.21	8.61	7.81
Stock price (end of period)	12.04	16.46	13.82	15.70	16.40
PERFORMANCE RATIOS
Net interest margin	3.17%	3.51%	3.61%	3.57%	3.44%
Return on average assets	0.55%	1.15%	1.15%	0.76%	0.83%
Operating return on average assets (*)	0.53%	1.15%	1.19%	0.79%	0.83%
Return on average tangible assets (*)	0.56%	1.17%	1.18%	0.78%	0.85%

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands, Except Per Share Data)
Operating return on average tangible assets (*)	0.54%	1.17%	1.22%	0.81%	0.85%
Return on average stockholders' equity	5.09%	9.56%	9.51%	6.53%	7.59%
Operating return on average stockholders' equity (*)	4.93%	9.61%	9.82%	6.78%	7.59%
Return on average tangible stockholders' equity (*)	6.17%	11.67%	11.70%	8.04%	9.66%
Operating return on average tangible stockholders' equity (*)	5.97%	11.73%	12.09%	8.35%	9.66%
Dividend payout ratio (*)	76.41%	40.03%	37.85%	53.52%	48.44%
Efficiency ratio (4)	56.47%	55.63%	56.88%	54.48%	57.60%
GROWTH RATIOS
Total loan and lease growth (5)	7.89%	6.89%	10.00%	6.15%	8.07%
Total deposit growth (5)	18.54%	6.89%	11.96%	5.64%	7.08%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.18%	0.11%	0.08%	0.25%	0.25%
Nonperforming loans and lease losses as a percentage of total loans and leases	0.53%	0.29%	0.38%	0.48%	0.74%
Nonperforming assets as a percentage of total assets	0.50%	0.28%	0.38%	0.47%	0.64%
Total allowance for loan and leases losses as a percentage of total loans and leases	1.57%	0.91%	0.93%	1.02%	0.99%
CAPITAL RATIOS
Stockholders' equity to total assets	10.53%	12.04%	12.18%	11.86%	10.80%
Tangible equity ratio (*)	8.86%	10.15%	10.15%	9.94%	8.73%
Tier 1 leverage capital ratio	8.92%	10.28%	10.58%	10.43%	9.16%
Common equity Tier 1 capital ratio (**)	11.04%	11.44%	11.94%	12.02%	10.48%
Tier 1 risk-based capital ratio	11.18%	11.58%	12.26%	12.34%	10.79%
Total risk-based capital ratio	13.51%	13.59%	14.42%	14.75%	13.20%
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
(6) The allowance for loan and lease losses at December 31, 2020 reflects the adoption of CECL.
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
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through the Banks, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities including equipment financing, comprise 27.8% in the New York and New Jersey metropolitan area.
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
Executive Overview
Growth
Total assets of $8.9 billion as of December 31, 2020 increased $1.1 billion, or 13.8%, from December 31, 2019. The increase was primarily driven by increases in loans and leases, cash and cash equivalents and investment securities.
Total loans and leases of $7.3 billion as of December 31, 2020 increased $531.7 million, or 7.9%, from December 31, 2019. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.1 billion, or 83.9% of total loans and leases as of December 31, 2020, an increase of $590.8 million, or 10.7%, from $5.5 billion, or 81.7% of total loans and leases, as of December 31, 2019.

Total deposits of $6.9 billion as of December 31, 2020 increased $1.1 billion, or 18.5%, from $5.8 billion as of December 31, 2019. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $4.8 billion, or 69.8% of total deposits as of December 31, 2020, an increase of $1.0 billion, from $3.8 billion, or 65.3% of total deposits as of December 31, 2019. Certificate of deposit balances totaled $1.4 billion, or 20.1% of total deposits as of December 31, 2020, a decrease of $281.7 million, or 16.9% on an annualized basis from $1.7 billion, or 28.7% of total deposits, as of December 31, 2019. Brokered deposit balances totaled $693.9 million, or 10.0% of total deposits as of December 31, 2020, an increase of $344.0 million, or 98.3% on an annualized basis from $349.9 million, or 6.0% of total deposits, as of December 31, 2019.
Asset Quality
Nonperforming assets as of December 31, 2020 totaled $45.0 million, or 0.50% of total assets, compared to $22.1 million, or 0.28% of total assets, as of December 31, 2019. Net charge-offs for the year ended December 31, 2020 were $13.0 million, or 0.18% of average loans and leases, compared to $7.2 million, or 0.11% of average loans and leases, for the year ended December 31, 2019. The increase in nonperforming assets was primarily driven by the inclusion of one commercial relationship of $4.3 million, one construction relationship of $3.9 million, and one commercial relationship classified as OREO loan of $5.4 million during the year ending December 31, 2020.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.57% as of December 31, 2020, compared to 0.91% as of December 31, 2019. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 7, "Allowance for Credit Losses."
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.04% as of December 31, 2020, compared to 11.44% as of December 31, 2019. The Company's Tier 1 Leverage Ratio was 8.92% as of December 31, 2020, compared to 10.28% as of December 31, 2019. As of December 31, 2020, the Company's Tier 1 Risk-Based Ratio was 11.18%, compared to 11.58% as of December 31, 2019. The Company's Total Risk-Based Ratio was 13.51% as of December 31, 2020, compared to 13.59% as of December 31, 2019.
The Company's ratio of stockholders' equity to total assets was 10.53% and 12.04% as of December 31, 2020 and December 31, 2019, respectively. The Company's tangible equity ratio was 8.86% and 10.15% as of December 31, 2020 and December 31, 2019, respectively.
Net Income
For the year ended December 31, 2020, the Company reported net income of $47.6 million, or $0.60 per basic and diluted share, a decrease of $40.1 million, or 45.7%, from $87.7 million, or $1.10 per basic and diluted share for the year ended December 31, 2019. The decrease in net income is primarily the result of an increase in the provision for credit losses of $52.3 million, an increase in non-interest expense of $3.4 million and a decrease in non-interest income of $5.1 million, partially offset by an increase in net interest income of $6.9 million and a decrease in the provision for income taxes of $13.8 million.
The return on average assets was 0.55% for the year ended December 31, 2020, compared to 1.15% for the year ended December 31, 2019. The return on average stockholders' equity was 5.09% for the year ended December 31, 2020, compared to 9.56% for the year ended December 31, 2019.
The net interest margin was 3.17% for the year ended December 31, 2020 down from 3.51% for the year ended December 31, 2019. The decrease in the net interest margin is a result of a decrease in the yield on interest-earning assets of 82 basis points to 3.99% in 2020 from 4.81% in 2019, partially offset by a decrease of 54 basis points in the Company's overall cost of funds to 0.89% in 2020 from 1.43% in 2019.
Results for 2020 included a $61.9 million provision for credit losses, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income decreased $5.1 million to $24.6 million for the year ended December 31, 2020 from $29.8 million for the year ended December 31, 2019. Several factors contributed to the year over year decrease, including decreases of $4.0 million in loan level derivative income, net, $1.6 million in deposit fees, $0.6 million in gain on sales of loans and leases and $0.4 million in other non-interest income, partially offset by an increase of $1.5 million in gain on sales of investment securities, net.
Non-interest expense increased $3.4 million to $160.8 million for the year ended December 31, 2020 from $157.5 million for the year ended December 31, 2019. The increase was largely attributable to increases of $4.4 million in compensation and employee benefits expense and $2.8 million in FDIC insurance expense, partially offset by decreases of $1.6 million in other non-interest expense, $1.3 million in equipment and data processing expense, and $1.1 million in merger and acquisition expense.
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
Allowance for Credit Losses
The allowance for credit losses represents management's estimate of expected losses over the life of the loan and lease portfolio. The allowance for credit losses consists of the allowance for loan and lease losses and reserve for unfunded commitments, which are classified as a contra-asset and liability within other liabilities, respectively, on the Consolidated Balance Sheets. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Losses on loans and leases are deducted from the allowance when all or a portion of a loan or lease is considered uncollectible. The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.
Management evaluates the adequacy of the allowance on a quarterly basis and reviews its conclusion as to the amount to be established with the Audit Committee and the Board of Directors.
As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company updated its critical accounting policy for the allowance for credit losses. The updates in this standard replace the incurred loss impairment GAAP methodology with the CECL methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate credit losses over the life of the loan.
See Note 7, "Allowance for Credit Losses," to the consolidated financial statements for further discussion on the new policy and processes.
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
In accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated market capitalization to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2020. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within the notes to the consolidated financial statements.
Recent Accounting Developments
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients provided that those elections are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company has not yet adopted the amendments in this update and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact to the Company.
See Note 1, “Basis of Presentation” in the notes to the consolidated financial statements for additional information regarding recent accounting developments.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible equity ratio, tangible book value per share and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.
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

The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$47,635	$87,717	$83,062	$50,518	$52,362
Less:
Security gains (after-tax)	1,511	384	174	7,303	—
Add:
Merger and acquisition expense (after-tax) (1)	—	851	2,908	264	—
Impact of Tax Act	—	—	—	8,965	—
Operating earnings	$46,124	$88,184	$85,796	$52,444	$52,362

Earnings per share, as reported	$0.60	$1.10	$1.04	$0.68	$0.74
Less:
Security gains (after-tax)	0.02	—	—	0.10	—
Add:
Merger and acquisition expense (after-tax) (1)	—	—	0.03	—	—
Impact of Tax Act	—	—	—	0.12	—
Operating earnings per share	$0.58	$1.10	$1.07	$0.70	$0.74
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

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Operating earnings	$46,124	$88,184	$85,796	$52,444	$52,362

Average total assets	$8,683,569	$7,654,634	$7,223,081	$6,607,234	$6,279,722
Less: Average goodwill and average identified intangible assets, net	164,227	165,697	163,712	145,000	147,308
Average tangible assets	$8,519,342	$7,488,937	$7,059,369	$6,462,234	$6,132,414

Return on average assets	0.55%	1.15%	1.15%	0.76%	0.83%
Less:
Security gains (after-tax)	0.02%	0.01%	—%	0.11%	—%
Add:
Merger and acquisition expense (after-tax)	—%	0.01%	0.04%	—%	—%
Impact of Tax Act	—%	—%	—%	0.14%	—%
Operating return on average assets	0.53%	1.15%	1.19%	0.79%	0.83%

Return on average tangible assets	0.56%	1.17%	1.18%	0.78%	0.85%
Less:
Security gains (after-tax)	0.02%	0.01%	—%	0.11%	—%
Add:
Merger and acquisition expense (after-tax)	—%	0.01%	0.04%	—%	—%
Impact of Tax Act	—%	—%	—%	0.14%	—%
Operating return on average tangible assets	0.54%	1.17%	1.22%	0.81%	0.85%

Average total stockholders' equity	$936,075	$917,286	$873,388	$773,244	$689,556
Less: Average goodwill and average identified intangible assets, net	164,227	165,697	163,712	145,000	147,308
Average tangible stockholders' equity	$771,848	$751,589	$709,676	$628,244	$542,248

Return on average stockholders' equity	5.09%	9.56%	9.51%	6.53%	7.59%
Less:
Security gains (after-tax)	0.16%	0.04%	0.02%	0.94%	—%
Add:
Merger and acquisition expense (after-tax)	—%	0.09%	0.33%	0.03%	—%
Impact of Tax Act	—%	—%	—%	1.17%	—%
Operating return on average stockholders' equity	4.93%	9.61%	9.82%	6.79%	7.59%

Return on average tangible stockholders' equity	6.17%	11.67%	11.70%	8.04%	9.66%
Less:
Security gains (after-tax)	0.20%	0.05%	0.02%	1.16%	—%
Add:
Merger and acquisition expense (after-tax)	—%	0.11%	0.41%	0.04%	—%
Impact of Tax Act	—%	—%	—%	1.43%	—%
Operating return on average tangible stockholders' equity	5.97%	11.73%	12.09%	8.35%	9.66%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Net income, as reported	$47,635	$87,717	$83,062	$50,518	$52,362

Average total assets	$8,683,569	$7,654,634	$7,223,081	$6,607,234	$6,279,722
Less: Average goodwill and average identified intangible assets, net	164,227	165,697	163,712	145,000	147,308
Average tangible assets	$8,519,342	$7,488,937	$7,059,369	$6,462,234	$6,132,414

Return on average tangible assets	0.56%	1.17%	1.18%	0.78%	0.85%

Average total stockholders' equity	$936,075	$917,286	$873,388	$773,244	$689,556
Less: Average goodwill and average identified intangible assets, net	164,227	165,697	163,712	145,000	147,308
Average tangible stockholders' equity	$771,848	$751,589	$709,676	$628,244	$542,248

Return on average tangible stockholders' equity	6.17%	11.67%	11.70%	8.04%	9.66%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Total stockholders' equity	$941,778	$945,606	$900,140	$803,830	$695,544
Less: Goodwill and identified intangible assets, net	163,579	164,850	166,513	143,934	146,023
Tangible stockholders' equity	$778,199	$780,756	$733,627	$659,896	$549,521

Total assets	$8,942,424	$7,856,853	$7,392,805	$6,780,249	$6,438,129
Less: Goodwill and identified intangible assets, net	163,579	164,850	166,513	143,934	146,023
Tangible assets	$8,778,845	$7,692,003	$7,226,292	$6,636,315	$6,292,106

Tangible equity ratio	8.86%	10.15%	10.15%	9.94%	8.73%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Tangible stockholders' equity	$778,199	$780,756	$733,627	$659,896	$549,521

Common shares issued	85,177,172	85,177,172	85,177,172	81,695,695	75,744,445
Less:
Treasury shares	6,525,783	5,003,127	5,020,025	4,440,665	4,707,096
Unallocated ESOP	51,114	79,548	109,950	142,332	176,688
Unvested restricted stock	458,800	406,450	390,636	455,283	476,854
Common shares outstanding	78,141,475	79,688,047	79,656,561	76,657,415	70,383,807

Tangible book value per share	$9.96	$9.80	$9.21	$8.61	$7.81

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Dividends paid	$36,396	$35,110	$31,441	$27,035	$25,366

Net income, as reported	$47,635	$87,717	$83,062	$50,518	$52,362

Dividend payout ratio	76.41%	40.03%	37.85%	53.52%	48.44%
The following table summarizes the Company’s allowance for loan and lease losses as a percentage of total loans and leases, excluding PPP loans, for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016

Allowance for loan and lease losses	$114,379	$61,082	$58,692	$58,592	$53,666

Total loans and leases	$7,269,553	$6,737,816	$6,303,516	$5,730,679	$5,398,864
Less: Total PPP loans	489,216	—	—	—	—
Total loans and leases, excluding PPP loans	$6,780,337	$6,737,816	$6,303,516	$5,730,679	$5,398,864

Allowance for loan and lease losses as a percentage of total loans and leases, less PPP loans	1.69%	0.91%	0.93%	1.02%	0.99%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At December 31,
	2020		2019		2018		2017		2016
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,578,773	35.4%	$2,491,011	37.0%	$2,330,725	37.0%	$2,174,969	38.0%	$2,050,382	38.1%
Multi-family mortgage	1,013,432	13.9%	932,163	13.8%	847,711	13.4%	760,670	13.3%	731,186	13.5%
Construction	231,621	3.2%	246,048	3.7%	173,300	2.7%	140,138	2.4%	136,999	2.5%
Total commercial real estate loans	3,823,826	52.5%	3,669,222	54.5%	3,351,736	53.1%	3,075,777	53.7%	2,918,567	54.1%
Commercial loans and leases:
Commercial	1,131,668	15.6%	729,502	10.8%	736,418	11.7%	705,004	12.3%	635,426	11.8%
Equipment financing	1,092,461	15.0%	1,052,408	15.6%	982,089	15.6%	866,488	15.1%	799,860	14.8%
Condominium association	50,770	0.7%	56,838	0.8%	50,451	0.8%	52,619	0.9%	60,122	1.1%
Total commercial loans and leases	2,274,899	31.3%	1,838,748	27.2%	1,768,958	28.1%	1,624,111	28.3%	1,495,408	27.7%
Consumer loans:
Residential mortgage	791,317	10.9%	814,245	12.1%	782,968	12.4%	660,065	11.5%	624,349	11.6%
Home equity	346,652	4.8%	376,819	5.6%	376,484	6.0%	355,954	6.2%	342,241	6.3%
Other consumer	32,859	0.5%	38,782	0.6%	23,370	0.4%	14,772	0.3%	18,299	0.3%
Total consumer loans	1,170,828	16.2%	1,229,846	18.3%	1,182,822	18.8%	1,030,791	18.0%	984,889	18.2%
Total loans and leases	7,269,553	100.0%	6,737,816	100.0%	6,303,516	100.0%	5,730,679	100.0%	5,398,864	100.0%
Allowance for loan and lease losses	(114,379)		(61,082)		(58,692)		(58,592)		(53,666)
Net loans and leases	$7,155,174		$6,676,734		$6,244,824		$5,672,087		$5,345,198
The following table sets forth the growth in the Company’s loan and lease portfolios during the year ending December 31, 2020

	At December 31, 2020	At December 31, 2019	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,823,826	$3,669,222	$154,604	4.2%
Commercial	$2,274,899	$1,838,748	436,151	23.7%
Consumer	$1,170,828	$1,229,846	(59,018)	-4.8%
Total loans and leases	$7,269,553	$6,737,816	$531,737	7.9%
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
The Company's current policy is that the total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Board Credit Committee, a committee of the Company's Board of Directors. As of December 31, 2020, there were two borrowers with commitments over $50.0 million. The total of those commitments was $114.4 million or 1.3% of total loans and commitments as of December 31, 2020. As of December 31, 2019, there were three borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $194.3 million, or 2.4% of total loans and commitments, as of December 31, 2019.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 52.5% of total loans and leases outstanding as of December 31, 2020.
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
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($927.0 million), office buildings ($668.4 million), retail stores ($606.3 million), industrial properties ($443.2 million), mixed-use properties ($329.1 million), lodging services ($149.2 million) and food services ($55.9 million) as of December 31, 2020. As of that date, approximately 96.6% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans representing 31.3% of total loans outstanding as of December 31, 2020.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($680.2 million), transportation services ($386.8 million), food services ($214.4 million), recreation services ($160.0 million), rental and leasing services ($114.8 million), manufacturing ($141.2 million), and retail ($98.0 million) as of December 31, 2020.
The Company provides commercial banking services to companies in its market area. Approximately 54.0% of the commercial loans outstanding as of December 31, 2020 were made to borrowers located in New England. The remaining 46.0% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA in both the 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $463.5 million as of December 31, 2020.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 13.4% of the commercial loans outstanding were in the equipment financing divisions made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans representing, 16.2% of total loans outstanding as of December 31, 2020. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
The Company originates adjustable and fixed rate residential mortgage loans secured by one-to-four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2020, other consumer loans equaled $32.9 million, or 0.5% of total loans outstanding.

Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2020, the Company had $72.8 million of total assets that were designated as criticized. This compares to $67.2 million of assets designated as criticized as of December 31, 2019. The increase of $5.6 million in criticized assets was primarily due to two construction relationships totaling $7.6 million, six commercial real estate relationships totaling $7.5 million, and various equipment financing relationships totaling $7.0 million which become criticized during the year ending December 31, 2020, partially offset by the three commercial real estate relationships totaling $16.7 million paid off and charged off during the year ending December 31, 2020.
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
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Prior to the adoption of ASC 326, loans categorized as ASC 310-30 (purchased loans with deteriorating credit quality) accrued regardless of past due status. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on non-accrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved. The adoption of ASC 326 required purchase credit-impaired loans to be classified as non-accruing based on performance.
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

As of December 31, 2020, the Company had nonperforming assets of $45.0 million, representing 0.50% of total assets, compared to nonperforming assets of $22.1 million, or 0.28% of total assets as of December 31, 2019. The increase was primarily driven by the adoption of ASC 326 which required purchase credit-impaired loans to be classified as non-accruing based on performance. There were $9.0 million loans previously categorized as performing assets that are now classified as non-accruing. This amount includes one commercial relationship of $4.3 million and one construction relationship of $3.9 million. In addition, there was one commercial relationship classified as OREO in the amount of $5.4 million during the year ending December 31, 2020.
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
Past Due and Accruing
From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019.
As of December 31, 2020, the Company had loans and leases greater than 90 days past due and accruing of $12.0 million, or 0.16% of total loans and leases, compared to $10.1 million, or 0.15% of total loans and leases, as of December 31, 2019, representing an increase of $1.9 million. The increase in 90 days past due and accruing loans was primarily due to three commercial relationships totaling $3.5 million, one construction relationship of $3.8 million and one commercial real estate relationship of $4.7 million 90 days past due and accruing, partially offset by $9.0 million of past due and accruing acquired loans previously accounted for under ASC 310-30, which are now disclosed as being on non-accrual status.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,300	$2,845	$3,928	$3,313	$5,340
Multi-family mortgage	—	84	330	608	1,404
Construction	3,853	—	396	860	—
Total commercial real estate loans	7,153	2,929	4,654	4,781	6,744

Commercial	7,702	4,909	6,621	11,619	22,974
Equipment financing	16,757	9,822	9,500	8,106	6,758
Condominium association	112	151	265	—	—
Total commercial loans and leases	24,571	14,882	16,386	19,725	29,732

Residential mortgage	5,587	753	2,132	1,979	2,501
Home equity	1,136	896	908	744	951
Other consumer	1	1	17	43	149
Total consumer loans	6,724	1,650	3,057	2,766	3,601

Total nonaccrual loans and leases	38,448	19,461	24,097	27,272	40,077

Other real estate owned	5,415	—	3,054	3,235	618
Other repossessed assets	1,100	2,631	965	1,184	781
Total nonperforming assets	$44,963	$22,092	$28,116	$31,691	$41,476

Loans and leases past due greater than 90 days and accruing	$11,975	$10,109	$13,482	$3,020	$7,077
Total delinquent loans and leases 61-90 days past due	16,129	4,978	3,308	7,376	7,350
Restructured loans and leases not included in nonperforming assets	11,483	17,076	12,257	16,241	13,883

Total nonaccrual loans and leases as a percentage of total loans and leases	0.53%	0.29%	0.38%	0.48%	0.74%
Total nonperforming assets as a percentage of total assets	0.50%	0.28%	0.38%	0.47%	0.64%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.22%	0.07%	0.05%	0.13%	0.14%
Troubled Debt Restructured Loans and Leases
Total TDR loans decreased by $4.2 million to $19.0 million at December 31, 2020 from $23.2 million at December 31, 2019. The decrease was driven primarily by the payments and payoffs of the commercial and construction TDRs during the year ending December 31, 2020.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate mortgage	$1,599	$1,674
Multi-family mortgage	—	85
Construction	—	2,942
Commercial	6,515	8,995
Equipment financing	6,699	5,555
Residential mortgage	2,054	2,067
Home equity	2,092	1,862
Total troubled debt restructurings	$18,959	$23,180
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$11,483	$17,076
On nonaccrual	7,476	6,104
Total troubled debt restructurings	$18,959	$23,180
Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2020	2019
	(Dollars in Thousands)
Balance at beginning of period	$23,180	$20,941
Additions	2,940	16,484
Net charge-offs	(830)	(1,964)
Repayments	(6,331)	(12,281)
Balance at end of period	$18,959	$23,180

The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of December 31, 2020, the Company granted 4,989 short-term deferments on loan and lease balances totaling $1.1 billion. Of these modifications, 4,691 loans and leases with total balances of $1.0 billion have returned to payment status and 298 loans and leases with total balances of $90.4 million remain on the deferral status, which represents 1.2% of total loan and leases balances.
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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For December 31, 2020, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loans and lease losses by portfolio category for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision for loan and lease losses	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553
Total allowance for loan and lease losses as a percentage of total loans and leases	2.10%	1.30%	0.41%	1.57%

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816
Total allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.35%	0.49%	0.91%

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
Provision for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516
Allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.43%	0.44%	0.93%

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
Provision (credit) for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679
Allowance for loan and lease losses as a percentage of total loans and leases	0.88%	1.62%	0.50%	1.02%

	Year Ended December 31, 2016
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$4,570	$56,739
Charge-offs	(2,169)	(10,516)	(1,982)	(14,667)
Recoveries	—	642	750	1,392
Provision (credit) for loan and lease losses	(337)	8,762	1,777	10,202
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666

Total loans and leases	$2,918,567	$1,495,408	$984,889	$5,398,864
Allowance for loan and lease losses as a percentage of total loans and leases	0.95%	1.40%	0.52%	0.99%
Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. As of January 1, 2020, the Company increased the allowance for loan and lease losses by $6.6 million, and increased the allowances for the unfunded commitment by $8.9 million due to CECL which requires the inclusion of the credit losses over the expected life of the loans, as well as consideration of the risks based on the current conditions and reasonable and supportable forecasts about the future.
At December 31, 2020, the allowance for loan and lease losses increased to $114.4 million, or 1.57% of total loans and leases outstanding, as a result of the latest available forecast of the economic effects of the COVID-19 pandemic on the Company's loan and lease portfolios. This excluded PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA. This compared to an allowance for loan and lease losses of $61.1 million, or 0.91% of total loans and leases outstanding, as of December 31, 2019. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.

Net charge-offs in the loans and leases for year ending December 31, 2020 and 2019 were $13.0 million and $7.2 million, respectively. The increase in the net charge-offs of $5.8 million was driven primarily by the charge-offs on four commercial real estate relationships of $3.6 million as well as the increase on the charge-offs on commercial loans by $1.9 million loans and equipment financing loans by $0.5 million.
Management believes that the allowance for loan and lease losses as of December 31, 2020 is appropriate based on the facts and circumstances discussed further below.
The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2020			2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$46,357	40.6%	35.4%	$21,519	35.3%	37.0%	$20,779	35.4%	37.0%
Multi-family mortgage	22,559	19.7%	13.9%	6,436	10.5%	13.8%	5,915	10.1%	13.4%
Construction	11,216	9.8%	3.2%	2,330	3.8%	3.7%	1,494	2.5%	2.7%
Total commercial real estate loans	80,132	70.1%	52.5%	30,285	49.6%	54.5%	28,188	48.0%	53.1%
Commercial	8,089	7.1%	15.6%	12,849	21.0%	10.8%	14,047	23.9%	11.7%
Equipment financing	21,292	18.6%	15.0%	11,595	19.0%	15.6%	10,888	18.6%	15.6%
Condominium association	117	0.1%	0.7%	382	0.6%	0.8%	347	0.6%	0.8%
Total commercial loans and leases	29,498	25.8%	31.3%	24,826	40.6%	27.2%	25,282	43.1%	28.1%
Residential mortgage	1,967	1.7%	10.9%	3,717	6.1%	12.1%	3,076	5.2%	12.4%
Home equity	2,504	2.2%	4.8%	2,132	3.5%	5.6%	2,047	3.5%	6.0%
Other consumer	278	0.2%	0.5%	122	0.2%	0.6%	99	0.2%	0.4%
Total consumer loans	4,749	4.1%	16.2%	5,971	9.8%	18.3%	5,222	8.9%	18.8%
Total	$114,379	100.0%	100.0%	$61,082	100.0%	100.0%	$58,692	100.0%	100.0%

	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,089	34.3%	38.0%	$19,354	36.1%	38.1%
Multi-family mortgage	5,667	9.7%	13.3%	5,528	10.3%	13.5%
Construction	1,356	2.3%	2.4%	2,763	5.1%	2.5%
Total commercial real estate loans	27,112	46.3%	53.7%	27,645	51.5%	54.1%
Commercial	15,366	26.2%	12.3%	10,096	18.8%	11.8%
Equipment financing	10,586	18.1%	15.1%	10,345	19.3%	14.8%
Condominium association	381	0.7%	0.9%	465	0.9%	1.1%
Total commercial loans and leases	26,333	45.0%	28.3%	20,906	39.0%	27.7%
Residential mortgage	2,743	4.7%	11.5%	2,587	4.8%	11.6%
Home equity	2,219	3.8%	6.2%	2,356	4.4%	6.3%
Other consumer	185	0.2%	0.3%	172	0.3%	0.3%
Total consumer loans	5,147	8.7%	18.0%	5,115	9.5%	18.2%
Total	$58,592	100.0%	100.0%	$53,666	100.0%	100.0%

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
Cash, cash equivalents, and investment securities increased $514.1 million, or 77.1%, to $1.2 billion as of December 31, 2020 from $667.1 million as of December 31, 2019. The increase was primarily driven by growth in short-term investments and investment securities available-for-sale. Cash, cash equivalents, and investment securities were 13.21% of total assets as of December 31, 2020, compared to 8.49% of total assets at December 31, 2019.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,820	$278,645	$182,922	$185,803	$184,072	$181,079
GSE CMOs	44,937	46,028	87,001	85,932	107,363	103,130
GSE MBSs	312,658	323,609	153,049	153,343	169,334	165,089
SBA commercial loan asset- backed securities	—	—	34	34	51	51
Corporate debt obligations	22,299	23,467	28,484	28,986	40,618	39,708
U.S. Treasury bonds	70,339	73,577	44,675	44,897	13,812	13,736
Foreign government obligations	500	496	—	—	—	—
Total investment securities available-for-sale	$724,553	$745,822	$496,165	$498,995	$515,250	$502,793
Investment securities held-to-maturity:
GSE debentures	$—	$—	$31,228	$31,290	$50,546	$49,601
GSE MBSs	—	—	9,360	9,279	11,426	11,131
Municipal obligations	—	—	45,692	46,514	52,304	51,598
Foreign government obligations	—	—	500	478	500	500
Total investment securities held-to-maturity	$—	$—	$86,780	$87,561	$114,776	$112,830
Equity securities held-for-trading	$—	$526	$—	$3,581	$—	$4,207
Restricted equity securities:
FHLBB stock	$31,293		$35,482		$43,655
FRB stock	18,241		18,084		17,995
Other	252		252		101
Total restricted equity securities	$49,786		$53,818		$61,751
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio increased $153.0 million, or 23.8% since December 31, 2019. As of December 31, 2020, total securities portfolio was 8.90% of total assets, compared to 8.19% of total assets as of December 31, 2019.
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
As of December 31, 2020, the fair value of all investment securities available-for-sale was $745.8 million and carried a total of $21.3 million of net unrealized gains, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of December 31, 2020, $86.9 million, or 11.7%, of the portfolio, had gross unrealized losses of $0.7 million. This compares to $205.6 million, or 41.2%, of the portfolio with gross unrealized losses of $1.8 million as of December 31, 2019. The Company's unrealized loss position decreased in 2020 driven by a change in the portfolio mix from shorter duration MBS to longer duration agency debentures. For additional discussion on investment securities available-for-sale by security type, see Note 4, "Investment Securities."
The Company reviews its debt securities portfolio on a quarterly basis in accordance with ASC 326. This analysis is done using probability of default ("PD") and loss given default ("LGD") assumptions where a model is created to determine current expected credit loss (CECL) for the remaining life of the securities. For the year ended December 31, 2020, the company did not recognize an amount as allowance or provision for credit loss. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
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
Maturities, calls and principal repayments for investment securities available-for-sale totaled $214.6 million for the year ended December 31, 2020 compared to $68.2 million for the same period in 2019. For the year ended December 31, 2020, the Company sold $142.7 million of investment securities available for sale, compared to none for the same period in 2019. For the year ended December 31, 2020, the Company purchased $503.5 million of investment securities available-for-sale, compared to $50.4 million for the same period in 2019.
Maturities, calls and principal repayments for investment securities held-to-maturity totaled $6.3 million for the year ended December 31, 2020 compared to $28.9 million for the same period in 2019. There were no sales of investment securities held-to-maturity for the ended December 31, 2020 and 2019. For the year ended December 31, 2020, the Company did not purchase any investment securities held-to-maturity, compared to $1.4 million in purchases of investment securities held-to-maturity for the same period in 2019. During the three months ended September 30, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of December 31, 2020, the excess balance of capital stock is $1.0 million, as compared to $0.7 million at December 31, 2019.
As of December 31, 2020, the Company owned stock in the FHLBB with a carrying value of $31.3 million, a decrease of $4.2 million from $35.5 million as of December 31, 2019. As of December 31, 2020, the FHLBB had total assets of $38.5 billion and total capital of $2.8 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2020 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2020. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2020, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2020
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$30,365	1.97%	$103,133	2.17%	$135,342	1.32%	$9,805	2.00%	$278,645	1.73%
GSE CMOs	—	—%	—	—%	1,779	1.47%	44,249	1.72%	46,028	1.71%
GSE MBSs	1,648	2.96%	6,307	1.78%	34,730	1.93%	280,924	1.87%	323,609	1.88%
Corporate debt obligations	—	—%	23,467	2.53%	—	—%	—	—%	23,467	2.53%
U.S. Treasury bonds	—	—%	19,860	2.19%	53,717	1.39%	—	—%	73,577	1.60%
Foreign government obligations	—	—%	496	3.25%	—	—%	—	—%	496	3.25%
Total investment securities available-for-sale	$32,013	2.02%	$153,263	2.22%	$225,568	1.43%	$334,978	1.86%	$746,348	1.81%
Equity securities held-for-trading (2)									526	3.87%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$31,293	4.64%	$31,293	4.64%
FRB stock	—	—%	—	—%	—	—%	18,241	6.00%	18,241	6.00%
Other stock	—	—%	—	—%	—	—%	252	—%	252	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$49,786	5.14%	$49,786	5.14%
_______________________________________________________________________________
(1) Yields have been calculated on a tax-equivalent basis.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2020			2019			2018
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,592,205	23.0%	—%	$1,141,578	19.6%	—%	$1,033,551	19.0%	—%
Interest-bearing deposits:
NOW accounts	513,948	7.4%	0.09%	371,380	6.4%	0.11%	336,317	6.2%	0.10%
Savings accounts	701,659	10.2%	0.13%	613,467	10.5%	0.46%	619,961	11.4%	0.32%
Money market accounts	2,018,977	29.2%	0.31%	1,682,005	28.9%	1.15%	1,675,050	30.7%	1.18%
Certificate of deposit accounts	1,389,998	20.1%	1.44%	1,671,738	28.7%	2.28%	1,438,478	26.3%	2.07%
Brokered deposit accounts	693,909	10.0%	0.39%	349,904	6.0%	2.18%	350,687	6.4%	2.33%
Total interest-bearing deposits	5,318,491	77.0%	0.57%	4,688,494	80.4%	1.46%	4,420,493	81.0%	1.14%
Total deposits	$6,910,696	100.0%	0.44%	$5,830,072	100.0%	1.17%	$5,454,044	100.0%	0.92%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 105.2% as of December 31, 2020, compared to 115.6% as of December 31, 2019.
Total deposits increased $1.1 billion, or 18.5%, to $6.9 billion as of December 31, 2020, compared to $5.8 billion as of December 31, 2019. Deposits as a percentage of total assets increased from 74.2% as of December 31, 2019 to 77.3% as of December 31, 2020. The increase in deposits as a percentage of total assets is primarily due to the growth in the core deposit accounts. The decrease in certificate of deposit accounts was offset by the increase in brokered deposit accounts.
In 2020, core deposits increased $1.0 billion. The ratio of core deposits to total deposits increased from 65.3% as of December 31, 2019 to 69.8% as of December 31, 2020, due to an increase in all core deposit accounts.

Certificate of deposit accounts decreased $0.3 billion to $1.4 billion as of December 31, 2020, compared to $1.7 billion as of December 31, 2019. Certificate of deposit accounts have decreased as a percentage of total deposits to 20.1% as of December 31, 2020 from 28.7% as of December 31, 2019.

Brokered deposits increased $344.0 million to $693.9 million as of December 31, 2020, compared to $349.9 as of December 31, 2019. Brokered deposits have increased as a percentage of total deposits to 10.0% as of December 31, 2020 from 6.0% as of December 31, 2019. The increase in Brokered deposits was driven by two new product offerings. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.
The Company's growth in deposits and the shift in the mix of deposits in 2020 and 2019 were due in part to expansion of the Company's cash management services and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,451,556	22.5%	—%	$1,070,859	18.9%	—%	$997,179	19.3%	—%
NOW accounts	408,374	6.3%	0.12%	339,275	6.0%	0.13%	340,194	6.6%	0.08%
Savings accounts	670,217	10.4%	0.22%	608,022	10.7%	0.48%	618,674	12.0%	0.29%
Money market accounts	1,817,085	28.2%	0.52%	1,682,676	29.7%	1.26%	1,715,057	33.1%	0.90%
Total core deposits	4,347,232	67.5%	0.40%	3,700,832	65.4%	0.66%	3,671,104	71.0%	0.48%
Certificate of deposit accounts	1,577,104	24.5%	1.92%	1,611,389	28.5%	2.25%	1,191,970	23.1%	1.60%
Brokered deposit accounts	$512,803	8.0%	1.28%	$344,961	6.1%	2.54%	$305,503	5.9%	1.80%
Total deposits	$6,437,139	100.0%	0.75%	$5,657,182	100.0%	1.23%	$5,168,577	100.0%	0.81%
As of December 31, 2020 and 2019, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2020		2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$459,828	1.63%	$410,973	2.25%
Over six months through 12 months	302,576	1.15%	338,578	2.36%
Over 12 months	154,343	1.83%	373,632	2.48%
Total certificate of deposit of $100,000 or more	$916,747	1.51%	$1,123,183	2.36%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,033,643	$920,385	$1,075,446
Maximum amount outstanding at any month end during the year	1,406,669	987,835	1,208,920
Balance outstanding at end of year	820,247	902,749	920,542
Weighted average interest rate for the period	1.73%	2.65%	2.22%
Weighted average interest rate at end of period	1.51%	2.53%	2.55%
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
FHLBB borrowings decreased by $109.6 million to $648.8 million as of December 31, 2020 from the December 31, 2019 balance of $758.5 million. The decrease in FHLBB borrowings was primarily due to maturing advances from the FHLBB.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased
$15.0 million to $57.7 million as of December 31, 2020 from $42.7 million as of December 31, 2019.

The Company has access to a $12.0 million committed line of credit as of December 31, 2020. As of December 31, 2020 and December 31, 2019, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $865.0 million. As of
December 31, 2020, the Company had $30.0 million in borrowings on outstanding uncommitted lines as compared to December 31, 2019, when the Company had $18.0 million borrowings on outstanding uncommitted lines.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2020, the Company had capitalized costs of $0.9 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2021	$4,848	$4,826
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2021	4,772	4,739
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,126	74,026
			Total	$83,746	$83,591

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

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2020 and 2019:

	At December 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$1,214,146	$1,101,193
Pay fixed, receive variable	1,214,146	1,101,193
Risk participation-out agreements	252,655	235,693
Risk participation-in agreements	60,619	55,281
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$1,266	$1,125
Sells foreign currency, buys U.S. currency	1,273	1,230
Fixed weighted average interest rate from the Company to counterparty	3.07%	3.54%
Floating weighted average interest rate from counterparty to the Company	0.99%	2.88%
Weighted average remaining term to maturity (in months)	85	91
Fair value:
Recognized as an asset:
Interest rate derivatives	$8	$—
Loan level derivatives	131,328	59,365
Risk participation-out agreements	1,843	1,229
Foreign exchange contracts	156	54
Recognized as a liability:
Loan level derivatives	$131,328	$59,365
Risk participation-in agreements	361	283
Foreign exchange contracts	148	53
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $941.8 million as of December 31, 2020, representing a $3.8 million decrease compared to $945.6 million at December 31, 2019. The decrease primarily reflects dividends paid by the Company of $36.4 million for the twelve months ended December 31, 2020, a reduction of $20.0 million due to repurchase shares of treasury stock, and $11.5 million due to the implementation of CECL, partially offset by net income attributable to the Company of $47.6 million, and unrealized gain on securities available-for-sale of $14.2 million.
For the year ended December 31, 2020, the dividend payout ratio was 76.4%, compared to 40.0% for the year ended December 31, 2019. The dividends paid in the fourth quarter of 2020 represented the Company's 87th consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.115 per share for each quarter of 2020.
On December 4, 2019, the Company's Board of Directors approved a stock repurchase program (the "2020 Stock Repurchase Plan") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the 2020 Stock Repurchase Plan. On October 28, 2020, the Board of Directors authorized the resumption of the 2020 Stock Repurchase Plan. As of December 31, 2020, the Company repurchased 1,715,730 shares at a weighted average price of $11.66.
Stockholders' equity represented 10.53% of total assets as of December 31, 2020 and 12.04% of total assets as of December 31, 2019. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.86% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2020 and 10.15% as of December 31, 2019.

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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2020, 2019 and 2018. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$750,689	$13,823	1.84%	$585,360	$12,483	2.13%	$653,652	$14,174	2.17%
Marketable and restricted equity securities	61,873	2,862	4.63%	59,751	3,516	5.88%	67,640	3,973	5.88%
Short-term investments	186,617	413	0.22%	71,090	1,523	2.14%	38,437	700	1.82%
Total investments	999,179	17,098	1.71%	716,201	17,522	2.45%	759,729	18,847	2.48%
Commercial real estate loans (2)	3,781,201	148,438	3.86%	3,492,848	164,082	4.63%	3,235,101	146,147	4.46%
Commercial loans (2)	1,140,699	41,391	3.57%	817,347	39,839	4.81%	813,815	37,616	4.56%
Equipment financing (2)	1,074,561	75,563	7.03%	1,012,698	74,066	7.31%	919,047	63,968	6.96%
Residential mortgage loans (2)	810,855	31,392	3.87%	783,556	32,926	4.20%	746,372	29,773	3.99%
Other consumer loans (2)	402,672	13,255	3.28%	414,730	19,835	4.78%	401,425	18,216	4.53%
Total loans and leases	7,209,988	310,039	4.30%	6,521,179	330,748	5.07%	6,115,760	295,720	4.84%
Total interest-earning assets	8,209,167	327,137	3.99%	7,237,380	348,270	4.81%	6,875,489	314,567	4.58%
Allowance for loan and lease losses	(105,824)			(58,871)			(59,154)
Non-interest-earning assets	580,226			476,125			406,746
Total assets	$8,683,569			$7,654,634			$7,223,081
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$408,374	484	0.12%	$339,275	436	0.13%	$340,194	283	0.08%
Savings accounts	670,217	1,503	0.22%	608,022	2,900	0.48%	618,674	1,804	0.29%
Money market accounts	1,817,085	9,519	0.52%	1,682,676	21,206	1.26%	1,715,057	15,369	0.90%
Certificate of deposit accounts	1,577,104	30,355	1.92%	1,611,389	36,326	2.25%	1,191,970	19,017	1.60%
Brokered deposit accounts	512,803	6,565	1.28%	344,961	8,747	2.54%	305,503	5,505	1.80%
Total interest-bearing deposits (3)	4,985,583	48,426	0.97%	4,586,323	69,615	1.52%	4,171,398	41,978	1.01%
Advances from the FHLBB	859,389	12,842	1.47%	757,598	18,701	2.43%	946,017	18,650	1.94%
Subordinated debentures and notes	83,667	5,038	6.02%	83,511	5,206	6.23%	83,350	5,181	6.22%
Other borrowed funds	90,587	348	0.38%	79,276	804	1.01%	46,079	385	0.83%
Total borrowed funds	1,033,643	18,228	1.73%	920,385	24,711	2.65%	1,075,446	24,216	2.22%
Total interest-bearing liabilities	6,019,226	66,654	1.11%	5,506,708	94,326	1.71%	5,246,844	66,194	1.26%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,451,556			1,070,859			997,179
Other non-interest-bearing liabilities	276,712			159,690			96,560
Total liabilities	7,747,494			6,737,257			6,340,583
Brookline Bancorp, Inc. stockholders' equity	936,075			917,286			873,388
Noncontrolling interest in subsidiary	—			91			9,110
Total liabilities and equity	$8,683,569			$7,654,634			$7,223,081
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		260,483	2.88%		253,944	3.10%		248,373	3.32%
Less adjustment of tax-exempt income		320			644			674
Net interest income		$260,163			$253,300			$247,699
Net interest margin (5)			3.17%			3.51%			3.61%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.75%, 1.23% and 0.81% in the years ended December 31, 2020, 2019 and 2018, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2020 and December 31, 2019" and "Comparison of Years Ended December 31, 2019 and December 31, 2018" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019			Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$3,195	$(1,855)	$1,340	$(1,437)	$(254)	$(1,691)
Marketable and restricted equity securities	120	(774)	(654)	(457)	—	(457)
Short-term investments	1,044	(2,154)	(1,110)	682	141	823
Total investments	4,359	(4,783)	(424)	(1,212)	(113)	(1,325)
Loans and leases:
Commercial real estate loans	12,654	(28,298)	(15,644)	12,131	5,804	17,935
Commercial loans and leases	13,212	(11,660)	1,552	163	2,060	2,223
Equipment financing	4,406	(2,909)	1,497	6,761	3,337	10,098
Residential mortgage loans	1,117	(2,651)	(1,534)	1,533	1,620	3,153
Other consumer loans	(558)	(6,022)	(6,580)	607	1,012	1,619
Total loans	30,831	(51,540)	(20,709)	21,195	13,833	35,028
Total change in interest and dividend income	35,190	(56,323)	(21,133)	19,983	13,720	33,703
Interest expense:
Deposits:
NOW accounts	84	(36)	48	(1)	154	153
Savings accounts	280	(1,677)	(1,397)	(32)	1,128	1,096
Money market accounts	1,582	(13,269)	(11,687)	(293)	6,130	5,837
Certificate of deposit accounts	(756)	(5,215)	(5,971)	8,034	9,275	17,309
Brokered deposit accounts	3,224	(5,406)	(2,182)	775	2,467	3,242
Total deposits	4,414	(25,603)	(21,189)	8,483	19,154	27,637
Borrowed funds:
Advances from the FHLBB	2,205	(8,064)	(5,859)	(4,065)	4,116	51
Subordinated debentures and notes	10	(178)	(168)	14	11	25
Other borrowed funds	101	(557)	(456)	322	97	419
Total borrowed funds	2,316	(8,799)	(6,483)	(3,729)	4,224	495
Total change in interest expense	6,730	(34,402)	(27,672)	4,754	23,378	28,132
Change in tax-exempt income	(324)	—	(324)	(30)	—	(30)
Change in net interest income	$28,784	$(21,921)	$6,863	$15,259	$(9,658)	$5,601
See "Comparison of Years Ended December 31, 2020 and December 31, 2019" and "Comparison of Years Ended December 31, 2019 and December 31, 2018" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2020 and December 31, 2019
Net Interest Income
Net interest income increased $6.9 million to $260.2 million for the year ended December 31, 2020 from $253.3 million for the year ended December 31, 2019. The increase year over year reflects a $20.5 million decrease in interest income on loans and leases, partially offset by a $1.5 million increase in interest income on debt securities and a $27.7 million decrease in interest expense on deposit and borrowings, which is reflective of the sustained, low interest rate environment being offset by balance sheet growth and income from participation in the Paycheck Protection Program.
Net interest margin decreased by 34 basis points to 3.17% in 2020 from 3.51% in 2019. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.30% for the year ended December 31, 2020 from 5.07% for the year ended December 31, 2019. Interest amortization and accretion on acquired loans totaled $0.3 million and did not impact 2020 loan yields, compared to $0.6 million and 1 basis point in 2019. The decrease in net interest margin over the period is a result of the Company's asset sensitive positioning as interest rates fell to sustained, low levels.
The yield on interest-earning assets decreased to 3.99% for the year ended December 31, 2020 from 4.81% for the year ended December 31, 2019. This decrease is the result of lower yields on loans and leases. During the year ended December 31, 2020, the Company recorded $4.5 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the year ended December 31, 2020 compared to $5.0 million, or 7 basis points, for the year ended December 31, 2019.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 60 basis points to 1.11% for the year ended December 31, 2020 from 1.71% for the year ended December 31, 2019. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$148,438	$164,082	$(15,644)	(9.5)%
Commercial loans	41,150	39,436	1,714	4.3%
Equipment financing	75,563	74,066	1,497	2.0%
Residential mortgage loans	31,392	32,926	(1,534)	(4.7)%
Other consumer loans	13,255	19,835	(6,580)	(33.2)%
Total interest income—loans and leases	$309,798	$330,345	$(20,547)	(6.2)%
Interest income from loans and leases was $309.8 million for 2020, and represented a yield on total loans of 4.30%. This compares to $330.3 million of interest on loans and a yield of 5.07% for 2019. This $20.5 million decrease in interest income from loans and leases was attributable to an increase in the origination volume of $30.8 million and a decrease of $51.5 million due to the changes in interest rates.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$13,758	$12,281	$1,477	12.0%
Marketable and restricted equity securities	2,848	3,477	(629)	(18.1)%
Short-term investments	413	1,523	(1,110)	(72.9)%
Total interest income—investments	$17,019	$17,281	$(262)	(1.5)%
Total investment income was $17.0 million for the year ended December 31, 2020 compared to $17.3 million for the year ended December 31, 2019. As of December 31, 2020, the yield on total investments was 1.71% as compared to 2.45% as of December 31, 2019. This year over year decrease in total investment income of $0.3 million, or 1.5%, was driven by a $4.7 million decrease due to rates and a $4.4 million increase due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$484	$436	$48	11.0%
Savings accounts	1,503	2,900	(1,397)	(48.2)%
Money market accounts	9,519	21,206	(11,687)	(55.1)%
Certificate of deposit accounts	30,355	36,326	(5,971)	(16.4)%
Brokered deposit accounts	6,565	8,747	(2,182)	(24.9)%
Total interest expense—deposits	48,426	69,615	(21,189)	(30.4)%
Borrowed funds:
Advances from the FHLBB	12,842	18,701	(5,859)	(31.3)%
Subordinated debentures and notes	5,038	5,206	(168)	(3.2)%
Other borrowed funds	348	804	(456)	(56.7)%
Total interest expense—borrowed funds	18,228	24,711	(6,483)	(26.2)%
Total interest expense	$66,654	$94,326	$(27,672)	(29.3)%
Deposits
In 2020, interest paid on deposits decreased $21.2 million, or 30.4%, as compared to 2019. The decrease in interest expense on deposits was driven by a decrease of $25.6 million due to lower in interest rates, partially offset by an increase of $4.4 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the year ended December 31, 2020 was $44.0 thousand, compared to $382.0 thousand for the year ended December 31, 2019. Purchase accounting amortization had no impact on the Company's net interest margin in 2020, compared to 1 basis point in 2019.
Borrowed Funds
As of December 31, 2020, the Company's borrowed funds include: $648.8 million in FHLBB advances, $83.7 million in subordinated debentures and notes, and $87.7 million in other borrowed funds. In 2020, the average balance of FHLBB advances increased $101.8 million, or 13.4%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. The average balance of other borrowed funds, which includes repurchase agreements, increased $11.3 million, or 14.3%, for the year ended December 31, 2020.
During the year ended December 31, 2020, interest paid on borrowed funds decreased $6.5 million, or 26.2% year over year. The cost of borrowed funds decreased to 1.73% for the year ended December 31, 2020 from 2.65% for the year ended December 31, 2019. The decrease in interest expense was driven by a decrease of $8.8 million due to borrowing rates, partially offset by an increase of $2.3 million due to volume. For the years ended December 31, 2020, there was purchase accounting accretion of $54.0 thousand compared to accretion of $58.0 thousand for the year ended December 31, 2019 . Purchase accounting accretion had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Total
	Year Ended December 31,
	2020	2019
	(In Thousands)
Provision for credit losses:
Commercial real estate	$41,573	$2,098
Commercial	17,050	6,766
Consumer	1,003	697
Total provision for loan and lease losses	59,626	9,561
Unfunded credit commitments	2,260	22
Total provision for credit losses	$61,886	$9,583

For the year ended December 31, 2020, the provision for credit losses increased $52.3 million, to $61.9 million from $9.6 million for the year ended December 31, 2019. The increase in the provision for credit losses for the year ended December 31, 2020 was primarily driven by changes in macroeconomic forecasts surrounding the COVID-19 pandemic. The latest available economic forecasts were used in the loss models which reflected the immediate and longer term effects of the COVID-19 pandemic onto the Company's allowance for credit losses.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Deposit fees	$9,050	$10,623	$(1,573)	(14.8)%
Loan fees	2,048	2,097	(49)	(2.3)%
Loan level derivative income, net	4,268	8,262	(3,994)	(48.3)%
Gain on sales of investment securities, net	1,970	508	1,462	287.8%
Gain on sales of loans and leases held-for-sale	1,118	1,709	(591)	(34.6)%
Other	6,190	6,594	(404)	(6.1)%
Total non-interest income	$24,644	$29,793	$(5,149)	(17.3)%
For the year ended December 31, 2020, non-interest income decreased $5.1 million, or 17.3%, to $24.6 million as compared to $29.8 million for the same period in 2019. The decrease was primarily driven by decreases of $4.0 million in loan level derivative income, net, $1.6 million in deposit fees, $0.6 million in gain on sales of loans and leases, and $0.4 million in other income, partially offset by an increase of $1.5 million in gain on sales of investment securities.
Loan level derivative income decreased $4.0 million, or 48.3%, to $4.3 million for the year ended December 31, 2020 from $8.3 million for the same period in 2019, primarily driven by lower volume in loan level derivatives transactions completed in 2020.

Deposit fees decreased $1.6 million, or 14.8%, to $9.1 million for the year ended December 31, 2020 from $10.6 million for the same period in 2019, primarily driven by lower insufficient funds fees (NSF), account service fees, non-customer ATM income, debit card fees, as well as ATM fees.
Gain on sales of investment securities increased $1.5 million, or 287.8%, to $2.0 million for the year ended December 31, 2020 from $0.5 million for the same period in 2019, primarily driven by investment securities sold in 2020, partially offset by a change in market value on equity securities held for trading.
Gain on sales of loans and leases held-for-sale decreased $0.6 million, or 34.6%, to $1.1 million for the year ended December 31, 2020 from $1.7 million for the same period in 2019, primarily driven by a decrease in loan sale volume with servicing released and servicing retained.
Other income decreased $0.4 million, or 6.1%, to $6.2 million for the year ended December 31, 2020 from $6.6 million for the same period in 2019, primarily driven by lower gain on interest rate derivatives, other income, rental income and 1031 exchange income, offset by higher foreign exchange outgoing wire income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Compensation and employee benefits	$100,985	$96,554	$4,431	4.6%
Occupancy	15,386	15,696	(310)	(2.0)%
Equipment and data processing	17,345	18,652	(1,307)	(7.0)%
Professional services	5,157	4,366	791	18.1%
FDIC insurance	4,229	1,445	2,784	192.7%
Advertising and marketing	4,126	4,044	82	2.0%
Amortization of identified intangible assets	1,271	1,663	(392)	(23.6)%
Merger and acquisition expense	—	1,125	(1,125)	(100.0)%
Other	12,345	13,936	(1,591)	(11.4)%
Total non-interest expense	$160,844	$157,481	$3,363	2.1%
For the year ended December 31, 2020, non-interest expense increased $3.4 million, or 2.1%, to $160.8 million as compared to $157.5 million for the same period in 2019. The increase was primarily driven by increases of $4.4 million in compensation and employee benefits expense and $2.8 million in FDIC insurance, partially offset by decreases of $1.6 million in other expenses, $1.3 million in equipment and data processing, and $1.1 million in merger and acquisition expense.
The efficiency ratio increased to 56.47% for the year ended December 31, 2020 from 55.63% for the same period in 2019. The increase year over year was primarily driven by higher non- interest expense and net interest income, offset by lower non-interest income in 2020.
Compensation and employee benefits expense increased $4.4 million, or 4.6%, to $101.0 million for the year ended December 31, 2020 from $96.6 million for the same period in 2019. The increase was primarily driven by increases in employee headcount, annual merit increases and bonuses, and health care benefits.
FDIC insurance expense increased $2.8 million, or 192.7%, to $4.2 million for the year ended December 31, 2020 from $1.4 million for the same period in 2019. The increase was primarily driven by bank assessment fees from the FDIC.
Other expenses decreased $1.6 million, or 11.4%, to $12.3 million for the year ended December 31, 2020 from $13.9 million for the same period in 2019. The decrease was primarily driven by lower travel and accommodation expenses, other real estate owned (OREO) expenses, employee and business meal expenses, correspondent bank fees, entertainment expenses, and recording and filing fees, partially offset by higher customer losses and charge offs.
Equipment and data processing decreased $1.3 million, or 7.0%, to $17.3 million for the year ended December 31, 2020 from $18.7 million for the same period in 2019. The decrease was primarily driven by lower purchased software depreciation, data communication expenses, core processing, and ATM processing, partially offset by higher software licenses and subscriptions.

Merger and acquisition expense decreased $1.1 million, or 100.0%, to zero for the year ended December 31, 2020 from $1.1 million for the same period in 2019, due to the merger of First Ipswich Bank into Brookline Bank.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Income before provision for income taxes	$62,077	$116,029	$(53,952)	(46.5)%
Provision for income taxes	14,442	28,269	(13,827)	(48.9)%
Net income, before non-controlling interest in subsidiary	$47,635	$87,760	$(40,125)	(45.7)%
Effective tax rate	23.3%	24.4%	N/A	(4.5)%
The Company recorded income tax expense of $14.4 million for 2020, compared to $28.3 million for 2019. This represents an effective tax rate of 23.3% and 24.4% for 2020 and 2019, respectively. The decrease in the Company's income before provision for income taxes was primarily driven by impacts of the COVID-19 pandemic.
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
Net interest margin decreased by 10 basis points to 3.51% in 2019 from 3.61% in 2018. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.07% for the year ended December 31, 2019 from 4.84% for the year ended December 31, 2018. Interest amortization and accretion on acquired loans totaled $0.6 million and contributed 1 basis point to 2019 loan yields, compared to $0.7 million and 1 basis point in 2018. The decrease in net interest margin over the period is a result of most asset categories being fully repriced into the current rate environment, while deposit costs continue to rise due to market competition and shifting demand for non- maturity versus time deposits.
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
Management seeks to position the balance sheet to be neutral to asset sensitive to changes in interest rates. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Additional risk factors include, but are not limited to, ongoing pricing pressures in both the loan and deposit portfolios, the ability to increase the Company's core deposits, decrease its loan-to-deposit ratio, and decrease its reliance on FHLBB advances. Net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which are included in interest income and interest expense, respectively.

Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$164,082	$146,146	$17,936	12.3%
Commercial loans	39,436	37,166	$2,270	6.1%
Equipment financing	74,066	63,968	$10,098	15.8%
Residential mortgage loans	32,926	29,773	$3,153	10.6%
Other consumer loans	19,835	18,216	1,619	8.9%
Total interest income—loans and leases	$330,345	$295,269	$35,076	11.9%
Interest income from loans and leases was $330.3 million for 2019, and represented a yield on total loans of 5.07%. This compares to $295.3 million of interest on loans and a yield of 4.84% for 2018. This $35.1 million increase in interest income from loans and leases was attributable to an increased in the origination volume of $21.2 million and an increase of $13.8 million due to the changes in interest rates.

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

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$436	$283	$153	54.1%
Savings accounts	2,900	1,804	1,096	60.8%
Money market accounts	21,206	15,369	5,837	38.0%
Certificate of deposit accounts	36,326	19,017	17,309	91.0%
Brokered deposit accounts	8,747	5,505	3,242	58.9%
Total interest expense—deposits	69,615	41,978	27,637	65.8%
Borrowed funds:
Advances from the FHLBB	18,701	18,650	51	0.3%
Subordinated debentures and notes	5,206	5,181	25	0.5%
Other borrowed funds	804	385	419	108.8%
Total interest expense—borrowed funds	24,711	24,216	495	2.0%
Total interest expense	$94,326	$66,194	$28,132	42.5%
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
Borrowed Funds
As of December 31, 2019, the Company's borrowed funds include: $758.5 million in FHLBB advances, $83.6 million in subordinated debentures and notes, and $60.7 million in other borrowed funds. In 2019, the average balance of FHLBB advances decreased $188.4 million, or 19.9%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. Other borrowed funds, which include repurchase agreements, increased $33.2 million, or 72.0%, for the year ended December 31, 2019.
During the year ended December 31, 2019, interest paid on borrowed funds increased $0.5 million, or 2.0% year over year, primarily driven by an increase in other borrowed funds. The cost of borrowed funds was 2.65% for the year ended December 31, 2019 as compared to 2.22% for the year ended December 31, 2018. This change was driven by an increase of $4.2 million due to borrowing rates, partially offset by a decrease of $3.7 million in interest expense due to volume. For the years ended December 31, 2019 and December 31, 2018, the purchase accounting accretion on acquired borrowed funds was $0.1 million which had no impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018	2019	2018
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$1,798	$254	$300	$924	$2,098	$1,178
Commercial	6,539	3,699	227	(451)	6,766	3,248
Consumer	713	556	(16)	(231)	697	325
Total provision for loan and lease losses	9,050	4,509	511	242	9,561	4,751
Unfunded credit commitments	22	200	—	—	22	200
Total provision for credit losses	$9,072	$4,709	$511	$242	$269	$4,951,000

For the year ended December 31, 2019, the provision for credit losses increased $4.6 million, or 93.6%, to $9.6 million from $5.0 million for the year ended December 31, 2018. The increase in the provision for credit losses for the year ended December 31, 2019 was primarily driven by an increase in the net charge-offs in equipment financing loans and the increases in reserves for loan growth and acquired loans, partially offset by decreased reserves required due to changes in historical loss factors and the decrease in specific reserves. See management's discussion in "Allowances for Credit Losses-Allowance for Loan and Lease Losses" and Note 7, "Allowance for Credit Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
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
Deposits, which are considered the most stable source of liquidity, totaled $6.9 billion as of December 31, 2020 and represented 89.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $5.8 billion, or 86.6% of total funding, as of December 31, 2019. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $4.8 billion as of December 31, 2020 and represented 69.8% of total deposits, compared to core deposits of $3.8 billion, or 65.3% of total deposits, as of December 31, 2019. Additionally, the Company had $693.9 million of brokered deposits as of December 31, 2020, which represented 10.0% of total deposits, compared to $349.9 million or 6.0% of total deposits, as of December 31, 2019. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $820.2 million as of December 31, 2020, representing 10.6% of total funding, compared to $902.7 million, or 13.4% of total funding, as of December 31, 2019.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2020, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.9 billion as compared to $2.1 billion as of December 31, 2019, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2020, the Banks also have access to funding through certain uncommitted lines of credit of $746.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2020.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $606.6 million of borrowing capacity at the Federal Reserve Bank as of December 31, 2020. As of December 31, 2020, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 15% of total assets. As of December 31, 2020, cash, cash equivalents and investment securities available-for-sale totaled $1.2 billion, or 13.2% of total assets. This compares to $576.8 million, or 7.3% of total assets as of December 31, 2019.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2020 and 2019, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company and the Banks exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1. Refer to Note 19, "Regulatory Capital Requirements", for the Company's and the Banks' actual and required capital amounts and ratios.

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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2020:
Advances from the FHLBB	$623,611	$8,805	$5,342	$11,091	$648,849
Subordinated debentures and notes	—	—	—	83,746	83,746
Other borrowed funds	87,652	—	—	—	87,652
Loan commitments (1)	1,693,999	—	—	—	1,693,999
Occupancy lease commitments (2)	6,077	10,066	5,557	5,064	26,764
Service provider contracts (3)	28,300	86,077	50,323	25,735	190,435
Postretirement benefit obligations (4)	515	1,778	1,721	14,925	18,939
	$2,440,154	$106,726	$62,943	$140,561	$2,750,384
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2020.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2020, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2020		December 31, 2019
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$19,249	7.1%	$29,795	11.5%
Up 200 basis points	10,698	3.9%	12,478	4.8%
Up 100 basis points	5,193	1.9%	6,265	2.4%
Down 100 basis points	(5,999)	(2.2)%	(11,100)	(4.3)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 7.1% as of December 31, 2020, compared to a positive 11.5% as of December 31, 2019. The decrease in net interest income asset sensitivity was due a shift from term deposits to MMDA deposits as well as a shortening of the borrowing portfolio and brokered deposits.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2020, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2020	At December 31, 2019
Up 300 basis points	11.2%	6.0%
Up 200 basis points	8.3%	5.1%
Up 100 basis points	5.4%	3.3%
Down 100 basis points	(13.6)%	(7.2)%
The Company's EVE asset sensitivity increased from December 31, 2019 to December 31, 2020 as short term cash and securities balance increased funded by less interest rate sensitive non maturity deposits.
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2020.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$398,848	$—	$—	$—	$—	$398,848
Weighted average rate	0.09%	—%	—%	—%	—%	0.09%
Investment securities (1) (3)	167,704	162,898	116,370	116,363	182,486	745,821
Weighted average rate	2.58%	2.63%	2.79%	2.61%	2.67%	2.65%
Commercial real estate loans (1)	2,103,116	505,143	417,010	541,151	257,406	3,823,826
Weighted average rate	2.93%	4.42%	4.56%	4.20%	3.56%	3.53%
Commercial loans and leases (1)	912,092	835,142	241,968	230,137	55,562	2,274,901
Weighted average rate	5.39%	3.37%	6.56%	5.87%	4.81%	4.81%
Consumer loans (1)	663,047	152,919	114,777	142,760	97,326	1,170,829
Weighted average rate	3.33%	3.95%	3.97%	3.92%	3.58%	3.56%
Total interest-earning assets	4,244,807	1,656,102	890,125	1,030,411	592,780	8,414,225
Weighted average rate	3.24%	3.67%	4.80%	4.36%	3.40%	3.64%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$513,948	$513,948
Weighted average rate	—%	—%	—%	—%	0.09%	0.09%
Savings accounts	—	—	—	—	701,659	701,659
Weighted average rate	—%	—%	—%	—%	0.13%	0.13%
Money market savings accounts	2,018,977	—	—	—	—	2,018,977
Weighted average rate	0.31%	—%	—%	—%	—%	0.31%
Certificates of deposit (1)	1,138,804	140,481	61,302	49,411	—	1,389,998
Weighted average rate	1.39%	1.19%	2.44%	2.13%	—%	1.44%
Brokered deposits	694,007	—	—	(98)	—	693,909
Weighted average rate	0.43%	—%	—%	—%	—%	0.43%
Borrowed funds (1)	723,027	6,641	5,926	4,659	79,994	820,247
Weighted average rate	0.98%	4.61%	1.71%	1.86%	1.47%	1.04%
Total interest-bearing liabilities	4,574,815	147,122	67,228	53,972	1,295,601	6,138,738
Weighted average rate	0.70%	—%	2.38%	2.12%	0.20%	0.64%
Interest sensitivity gap (2)	$(330,008)	$1,508,980	$822,897	$976,439	$(702,821)	$2,275,487
Cumulative interest sensitivity gap	$(330,008)	$1,178,972	$2,001,869	$2,978,308	$2,275,487
Cumulative interest sensitivity gap as a percentage of total assets	(3.69)%	13.18%	22.39%	33.31%	25.45%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(3.92)%	14.01%	23.79%	35.40%	27.04%
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

As of December 31, 2020, interest-earning assets maturing or repricing within one year amounted to $4.2 billion and interest-bearing liabilities maturing or repricing within one year amounted to $4.6 billion, resulting in a cumulative one-year negative gap position of $330.0 million or (3.9)% of total interest-earning assets. As of December 31, 2019, the Company had a cumulative one-year negative gap position of $29.0 million, or (0.39)% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2019 was due to shortening of deposits and funding profile offset by an increase in short term investments.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2020 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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
(a)Financial Statements
All financial statements are included in Item 8 of Part II of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.
(3)Exhibits
The exhibits listed in paragraph (b) below are filed herewith or incorporated herein by reference to other filings.
(b)Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of Brookline Bancorp, Inc.
3.2	Amended and Restated Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.02 of the Company's Current Report on Form 8-K filed on January 10, 2013)
4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed by the Company on April 10, 2002 (Registration No. 333-85980))
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

4.3	Form of Global Note to represent the 6.000% Fixed-to-Floating Rate Subordinated Notes due September 15, 2029 (contained in the First Supplemental Indenture included as Exhibit 4.2)
4.4	Description of Registrant’s Securities
10.1+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.2+	Brookline Bancorp, Inc. 2003 Stock Option Plan
10.4+	Brookline Bancorp, Inc. 2011 Restricted Stock Plan
10.5+	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2014)
10.5.1+	Form of Restricted Stock Award Agreement under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan
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
_______________________________________________________________________________
* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement
(c)Other Required Financial Statements and Schedules
Not applicable.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2021	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer (Principal Financial Officer)
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ JOANNE CHANG	By:	/s/ CHARLES H. PECK
	Joanne Chang, Director		Charles H. Peck, Director
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ JOHN L. HALL, II	By:	/s/ PETER O. WILDE
	John L. Hall, II, Director		Peter O. Wilde, Director
	Date: February 26, 2021		Date: February 26, 2021

By:	/s/ THOMAS J. HOLLISTER
Thomas J. Hollister, Director
Date: February 26, 2021

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on those criteria.
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

Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three ‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) (commonly known as CECL).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the collective allowance for credit losses

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) (commonly known as CECL) as of January 1, 2020. As discussed in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and leases and unfunded commitments evaluated on a collective basis was $74.8 million as of January 1, 2020 (the January 1, 2020 collective ACL), which consists of an allowance for loan and lease losses evaluated on a collective basis of $64.0 million and a reserve for unfunded commitments, evaluated on a collective basis of $10.8 million. The Company’s allowance for credit losses related to loans and leases and unfunded commitments collectively evaluated for impairment was $125.2 million as of December 31, 2020 (the December 31, 2020 collective ACL), which consists of an allowance for loan and lease losses, evaluated on a collective basis of $112.1 million and a reserve for unfunded commitments, evaluated on a collective basis of $13.1 million. The collective ACL is calculated using models developed by a third party, which include Commercial real estate lifetime, Commercial and industrial lifetime, and Retail lifetime models (collectively, the lifetime loss rate models). Lifetime loss rate models calculate the expected losses over the life of the loan based on the exposure at default, loan attributes and reasonable and supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of unfunded commitment assumptions. In order to capture the unique risk characteristics of the loan and lease portfolios, the lifetime loss rate models segment the portfolios based on individual loan attributes. The economic forecasts include various projections of Gross Domestic Product, interest rates, property price indices, and employment measures (the macroeconomic assumptions). The Company uses multiple economic forecasts, which are probability weighted and applied over the life of the loans and leases. The collective ACL estimate incorporates reasonable and supportable forecasts of various macroeconomic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecasts assumes each macroeconomic assumption will revert to long-term expectations. The Company calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. In addition, adjustments are made to the quantitative model outputs for relevant qualitative factors.

We identified the assessment of the January 1, 2020 collective ACL and December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the lifetime loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenarios and related weighting, macroeconomic assumptions, the reasonable and supportable economic forecast periods, the scalar applied to each model, prepayment assumptions, utilization of unfunded commitments assumptions, and credit risk ratings for commercial loans, and (2) the qualitative factors and their significant assumptions and inputs, including historic loss patterns and the impact of current portfolio metrics. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including over the:
•development of the collective ACL methodology
•development of the lifetime loss rate models
•identification and determination of the significant assumptions used in the lifetime loss rate models
•performance monitoring of the lifetime loss rate models for the December 31, 2020collective ACL
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the lifetime loss rate models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance testing of the lifetime loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology utilized to incorporate reasonable and supportable forecast scenarios and related weightings used for each macroeconomic assumption by comparing it to the Company’s business environment and relevant industry practices
•assessing the composition of the peer group used in determining the scalar used to calibrate the model results by comparing to specific portfolio risk characteristics
•assessing whether the loan portfolio is segmented by similar risk characteristics by comparing it to the Company’s business environment and relevant industry practices
•testing the conceptual soundness of the methodology used to determine the prepayment and utilization of unfunded commitments assumptions by comparing it to relevant Company specific metrics and trends and applicable industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ACL and the December 31, 2020 collective ACL estimates by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

                    /s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 26, 2021

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2020	2019
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$36,069	$33,589
Short-term investments	398,848	44,201
Total cash and cash equivalents	434,917	77,790
Investment securities available-for-sale	745,822	498,995
Investment securities held-to-maturity (fair value of $0 and $87,561, respectively)	—	86,780
Equity securities held-for-trading	526	3,581
Total investment securities	746,348	589,356
Loans and leases:
Commercial real estate loans	3,823,826	3,669,222
Commercial loans and leases	2,274,899	1,838,748
Consumer loans	1,170,828	1,229,846
Total loans and leases	7,269,553	6,737,816
Allowance for loan and lease losses	(114,379)	(61,082)
Net loans and leases	7,155,174	6,676,734
Restricted equity securities	49,786	53,818
Premises and equipment, net of accumulated depreciation of $82,233 and $76,763, respectively	71,568	74,350
Right-of-use asset operating leases	24,143	24,876
Deferred tax asset	40,129	25,017
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $38,752 and $37,481, respectively	3,152	4,423
Other real estate owned ("OREO") and repossessed assets, net	6,515	2,631
Other assets	250,265	167,431
Total assets	$8,942,424	$7,856,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,592,205	$1,141,578
Interest-bearing deposits:
NOW accounts	513,948	371,380
Savings accounts	701,659	613,467
Money market accounts	2,018,977	1,682,005
Certificate of deposit accounts	1,389,998	1,671,738
Brokered deposit accounts	693,909	349,904
Total interest-bearing deposits	5,318,491	4,688,494
Total deposits	6,910,696	5,830,072
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	648,849	758,469
Subordinated debentures and notes	83,746	83,591
Other borrowed funds	87,652	60,689
Total borrowed funds	820,247	902,749
Operating lease liabilities	24,143	24,876
Mortgagors' escrow accounts	5,901	7,232
Accrued expenses and other liabilities	239,659	146,318
Total liabilities	8,000,646	6,911,247

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	737,178	736,601
Retained earnings, partially restricted	264,892	265,376
Accumulated other comprehensive loss	16,490	2,283
Treasury stock, at cost; 6,525,783 shares and 5,003,127 shares, respectively	(77,343)	(59,073)
Unallocated common stock held by ESOP; 51,114 shares and 79,548 shares, respectively	(291)	(433)
Total stockholders' equity	941,778	945,606
Total liabilities and stockholders' equity	$8,942,424	$7,856,853
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$309,798	$330,345	$295,269
Debt securities	13,758	12,281	13,960
Marketable and restricted equity securities	2,848	3,477	3,964
Short-term investments	413	1,523	700
Total interest and dividend income	326,817	347,626	313,893
Interest expense:
Deposits	48,426	69,615	41,978
Borrowed funds	18,228	24,711	24,216
Total interest expense	66,654	94,326	66,194
Net interest income	260,163	253,300	247,699
Provision for credit losses	61,886	9,583	4,951
Net interest income after provision for credit losses	198,277	243,717	242,748
Non-interest income:
Deposit fees	9,050	10,623	10,400
Loan fees	2,048	2,097	1,427
Loan level derivative income, net	4,268	8,262	5,440
Gain on investment securities, net	1,970	508	227
Gain on sales of loans and leases held-for-sale	1,118	1,709	1,883
Other	6,190	6,594	5,847
Total non-interest income	24,644	29,793	25,224
Non-interest expense:
Compensation and employee benefits	100,985	96,554	91,535
Occupancy	15,386	15,696	14,991
Equipment and data processing	17,345	18,652	18,213
Professional services	5,157	4,366	4,404
FDIC insurance	4,229	1,445	2,722
Advertising and marketing	4,126	4,044	4,016
Amortization of identified intangible assets	1,271	1,663	2,080
Merger and acquisition expense	—	1,125	3,787
Other	12,345	13,936	13,484
Total non-interest expense	160,844	157,481	155,232
Income before provision for income taxes	62,077	116,029	112,740
Provision for income taxes	14,442	28,269	26,189
Net income before noncontrolling interest in subsidiary	47,635	87,760	86,551
Less net income attributable to noncontrolling interest in subsidiary	—	43	3,489
Net income attributable to Brookline Bancorp, Inc.	$47,635	$87,717	$83,062
Earnings per common share:
Basic	$0.60	$1.10	$1.04
Diluted	0.60	1.10	1.04
Weighted average common shares outstanding during the year:
Basic	78,951,892	79,679,781	79,669,668
Diluted	79,103,289	79,856,921	79,909,251
Dividends declared per common share	$0.460	$0.450	$0.395

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$47,635	$87,760	$86,551

Other comprehensive loss, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	21,683	15,290	(4,444)
Income tax (expense) benefit	(4,770)	(3,379)	980
Net unrealized securities holding gains (losses) before reclassification adjustments	16,913	11,911	(3,464)
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	3,245	—	173
Income tax expense	(715)	—	(38)
Net reclassification adjustments for securities gains included in net income	2,530	—	135
Net unrealized securities holding gains	14,383	11,911	(3,599)

Cash flow hedges:
Net change in fair value of Cash flow hedges	7	—	—
Income tax benefit	—	—	—
Net change in fair value of Cash flow hedges	7	—	—

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(248)	(227)	121
Income tax benefit (expense)	65	59	(32)
Net adjustment of accumulated obligation for postretirement benefits	(183)	(168)	89

Other comprehensive gain, net of taxes	14,207	11,743	(3,510)

Comprehensive income	61,842	99,503	83,041
Net income attributable to noncontrolling interest in subsidiary	—	43	3,489
Comprehensive income attributable to Brookline Bancorp, Inc.	$61,842	$99,460	$79,552

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2020, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606
Net income attributable to Brookline Bancorp, Inc.	—	—	47,635	—	—	—	47,635	—	47,635
Other comprehensive income	—	—	—	14,207	—	—	14,207	—	14,207
Common stock dividends of $0.46 per share	—	—	(36,396)	—	—	—	(36,396)	—	(36,396)
Restricted stock awards, net of awards surrendered	—	(2,105)	—	—	1,730	—	(375)	—	(375)
Compensation under recognition and retention plan	—	2,520	(200)	—	—	—	2,320	—	2,320
Treasury stock, repurchase shares	—	—	—	—	(20,000)	—	(20,000)	—	(20,000)
Common stock held by ESOP committed to be released (28,434 shares)	—	162	—	—	—	142	304	—	304
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)	—	(11,523)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778	$—	$941,778

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2020, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	—	—
Net income attributable to Brookline Bancorp, Inc.	—	—	87,717	—	—	—	87,717	—	87,717
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—
Issuance of non controlling interest	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	11,743	—	—	11,743	—	11,743
Common stock dividends of $0.44 per share	—	—	(35,110)	—	—	—	(35,110)	—	(35,110)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,470)	—	—	—	—	(18,470)	(10,522)	(28,992)
Compensation under recognition and retention plans	—	—	—	—	—	—	—	—	—
Restricted stock awards, net of awards surrendered	—	80	(69)	—	1,918	—	1,929	—	1,929
Treasury stock, repurchase shares	—	—	—	—	(1,871)	—	(1,871)	—	(1,871)
Common stock held by ESOP committed to be released (30,402 shares)	—	292	—	—	—	166	458	—	458
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2020, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2017	$817	$699,976	$161,217	$(5,950)	$(51,454)	$(776)	$803,830	$8,753	$812,583
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	—	—	—	—	—
Net income attributable to Brookline Bancorp, Inc.	—	—	83,062	—	—	—	83,062	—	83,062
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	3,489	3,489
Common stock issued for acquisition	35	55,148	—	—	—	—	55,183	—	55,183
Issuance of non controlling interest	—	—	—	—	—	—	—	130	130
Other comprehensive loss	—	—	—	(3,510)	—	—	(3,510)	—	(3,510)
Common stock dividends of $0.395 per share	—	—	(31,441)	—	—	—	(31,441)	—	(31,441)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,893)	(1,893)
Compensation under recognition and retention plans	—	—	—	—	—	—	—	—	—
Restricted stock awards issued, net of awards surrendered	—	139	—	—	2,334	—	2,473	—	2,473
Treasury stock, repurchase shares	—	—	—	—	(10,000)	—	(10,000)	—	(10,000)
Common stock held by ESOP committed to be released (32,382 shares)	—	366	—	—	—	177	543	—	543
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$47,635	$87,717	$83,062
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	—	43	3,489
Provision for credit losses	61,886	9,583	4,951
Origination of loans and leases held-for-sale	—	(15,361)	(25,370)
Proceeds from sales of loans and leases held-for-sale, net	—	19,930	26,519
Deferred income tax benefit	(19,102)	(2)	(5,453)
Depreciation of premises and equipment	5,486	6,861	7,382
Amortization of investment securities premiums and discounts, net	2,809	1,810	2,200
Amortization of deferred loan and lease origination costs, net	7,316	7,045	6,971
Amortization of identified intangible assets	1,271	1,663	2,080
Amortization of debt issuance costs	101	100	100
(Accretion) amortization of acquisition fair value adjustments, net	(420)	(809)	354
Gain on investment securities, net	(1,970)	(508)	(227)
Gain on sales of loans and leases held-for-sale	(1,118)	(1,709)	(1,883)
Loss (gain) on sales of OREO and other repossessed assets, net	—	108	—
Write-down of OREO and other repossessed assets	1,036	903	1,234
Compensation under recognition and retention plans	2,361	2,683	2,546
ESOP shares committed to be released	304	458	543
Net change in:
Cash surrender value of bank-owned life insurance	(1,007)	(1,030)	(1,039)
Equity securities held-for-trading	1,781	1,215	(5,371)
Other assets	(77,778)	(63,235)	(10,855)
Accrued expenses and other liabilities	81,897	45,254	31,796
Net cash provided from operating activities	112,488	102,719	123,029

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	141,448	—	22,210
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	214,571	68,165	82,896
Purchases of investment securities available-for-sale	(503,495)	(50,400)	(73,852)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	6,302	28,858	3,290
Purchases of investment securities held-to-maturity	—	(1,430)	(8,915)
Proceeds from redemption/sales of restricted equity securities	33,927	20,857	12,110
Purchase of restricted equity securities	(29,895)	(12,924)	(13,262)
Proceeds from sales of loans and leases held-for-investment, net	7,370	13,860	7,294
Net increase in loans and leases	(567,284)	(467,493)	(593,968)
Acquisitions, net of cash and cash equivalents acquired	—	—	(24,659)
			(Continued)
See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Purchase of premises and equipment, net	(2,909)	(4,997)	(3,352)
Proceeds from sales of OREO and other repossessed assets	4,436	6,482	2,186
Net cash used for investing activities	(695,529)	(399,022)	(588,022)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	1,018,359	143,551	1,006
Increase in certificates of deposit	62,603	232,911	580,878
Proceeds from FHLBB advances	2,987,656	4,029,662	6,607,745
Repayment of FHLBB advances	(3,097,276)	(4,055,568)	(6,713,279)
Increase in other borrowed funds, net	26,963	7,955	5,095
Decrease in mortgagors' escrow accounts, net	(1,331)	(194)	(260)
Proceeds from exercise of stock options	—	—	490
Repurchases of common stock	(20,000)	(1,871)	(10,000)
Common stock issued for acquisition	—	—	55,182
Payment of dividends on common stock	(36,396)	(35,110)	(31,441)
Payment of income taxes for shares withheld in share based activity	(410)	(46)	(81)
Redemption of noncontrolling interest in subsidiary	—	(35,851)	—
Proceeds from issuance of noncontrolling units	—	—	130
Payment of dividends to owners of noncontrolling interest in subsidiary	—	(930)	(1,893)
Net cash provided from financing activities	940,168	284,509	493,572
Net increase (decrease) in cash and cash equivalents	357,127	(11,794)	28,579
Cash and cash equivalents at beginning of year	77,790	89,584	61,005
Cash and cash equivalents at end of year	$434,917	$77,790	$89,584

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$68,510	$94,533	$65,182
Income taxes	29,392	27,345	21,129
Non-cash investing activities:
Transfer from loans to other real estate owned	9,356	6,105	3,020
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$—	$292,025
Fair value of liabilities assumed	—	—	278,988

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
Brookline Bank, which includes its wholly-owned subsidiaries Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 30 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
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
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2020 and 2019, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2020 and 2019, no impairment has been recognized.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Loans
Originated Loans
Loans the Company originates for the portfolio, and for which it has the intent and ability to hold to maturity, are reported at amortized cost, inclusive of deferred loan origination fees and expenses, less unadvanced funds due to borrowers on loans and the allowance for loan and lease losses.
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
Acquired Loans
On a quarterly basis prior to the adoption of ASU 2016-13, management reforecasted the expected cash flows for acquired ASC 310-30 loans, and took into account prepayment speeds, probability of default and loss given defaults. Management compared cash flow projections per the reforecast to the original cash flow projections and determined whether any reduction in cash flow expectations were due to deterioration, or if the change in cash flow expectation was related to noncredit events. This cash flow analysis was used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments for the acquired portfolio. Upon adoption of ASU 2016-13, the Company did not reassess whether previously recognized purchased credit impaired loans accounted for under prior accounting guidance met the criteria of a purchased credit deteriorated ("PCD") loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. As of December 31, 2020, there were no PCD loans in the Company's portfolios.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Modifications may include interest-rate reductions, short-term (defined as one year or less) changes in payment structure to interest-only payments, short-term extensions of the loan's original contractual term, or less frequently, principal forgiveness, interest capitalization, forbearance and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Typically, TDRs are placed on nonaccrual status and reported as nonperforming loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six consecutive months to demonstrate that the borrower can meet the restructured terms; however, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.
Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the loan agreement is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if they are in compliance with the modified terms.
Allowance for Credit Losses
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
To calculate the December 31, 2020 allowance for loans collectively evaluated, management uses models developed by a third party. The models include: Commercial real estate ("CRE") lifetime, Commercial and industrial ("C&I") lifetime, Retail lifetime, C&I historical, and Retail historical. Lifetime loss rate models calculate the expected losses over the life of the loan based on loan attributes and reasonable, supportable economic forecasts.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a loan equivalency ("LEQ") factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
Historical loss rate models apply a loss rate to the outstanding balance of the loan. Management uses historical loss rates for condominium association, auto, and government lease portfolio segments because these loans have distinct, historical, or expected loss patterns and a de minimus effect on the overall allowance and provision.

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast therefore the models employ mean reversion techniques at the input level to predict credit losses for loans that are expected to mature beyond the forecast period. The December 31, 2020 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

For December 31, 2020, management applied qualitative adjustments to the CRE lifetime loss rate and C&I lifetime loss rate. These adjustments were made based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. These qualitative adjustments resulted in additions to reserves for the CRE and C&I portfolio, as compared to the model output.

Prior to the implementation of ASU 2016-13 on January 1, 2020, Management used a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company had segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, (3) and consumer loans. Portfolio segments were further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans were divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans, and construction loans. Commercial loans and leases were divided into three classes: commercial loans which includes taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans were divided into three classes: residential mortgage loans, home equity loans, and other consumer loans. A formula-based credit evaluation approach was applied to each group, coupled with an analysis of certain loans for impairment.

The general allowance related to loans collectively evaluated for impairment was determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates over a lookback period, which include estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
reserving methodology established the approximate number of months of LEP that represented incurred losses for each portfolio.

In addition to quantitative measures, relevant qualitative factors included, but were not limited to: (1) levels and trends in past due and impaired loans, (2) levels and trends in charge-offs, (3) changes in underwriting standards, policy exceptions, and credit policy, (4) experience of lending management and staff, (5) economic trends, (6) industry conditions, (7) effects of changes in credit concentrations, (8) interest rate environment, and (9) regulatory and other changes. The general allowance related to the acquired loans collectively evaluated for impairment were determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination was the same as those used for originated loans.

During the year ended December 31, 2020 and 2019, specific reserves are established for loans individually evaluated for impairment when amortized cost basis is greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent loans, when there is an excess of a loan's amortized cost basis over the fair value of its underlying collateral. When loans and leases do not share risk characteristics with other financial assets they are evaluated individually. Individually evaluated loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.
Liability for Unfunded Commitments
In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan and lease losses.
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
Leases
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have original terms ranging from 3 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. Right-Of-Use Lease Assets are carried on the balance sheet at amortized cost and corresponding lease liabilities are carried on the balance sheet at present value of the future minimum lease payments, adjusted for any initial direct costs and incentives. All of the Company's current outstanding leases are classified as operating leases.
Bank-Owned Life Insurance
The Company acquired bank-owned life insurance ("BOLI") plans as part of its acquisitions of First Ipswich Bank and BankRI. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI and Brookline Bank as successor in interest to First Ipswich Bank are the beneficiaries of their respective policies. BankRI and Brookline Bank utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including their retirement obligations and Supplemental Executive Retirement Plans ("SERPs").
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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. A Company can perform a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. However, in accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where Management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed Management to compare the calculated fair value to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2020. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2020, 2019 and 2018. Therefore, the Company has determined to be a single segment.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for lifetime expected losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. The Company adopted the above mentioned ASU as of January 1, 2020. The standard had an impact on our consolidated balance sheet. On adoption, the Company recognized an increase in the allowance for loan and lease losses of $6.6 million, and an increase in the reserve for unfunded commitments of $8.9 million. The net, after-tax impact of the increase in the allowance for loan and lease losses and reserve for unfunded commitments was a decrease to retained earnings of $11.5 million shown in the Consolidated Statements of Changes in Stockholders’ Equity. Additional details can be found in Notes 4, 6 and 7.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In August 2018, FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)"("ASU 2018-14"), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management has evaluated ASU 2018-14 and as of December 31, 2020, the Company has adopted ASU 2018-14 and determined the impact to be immaterial.

(2) Acquisitions and Mergers
First Ipswich Bank
On February 15, 2020, the merger of First Ipswich Bank with and into Brookline Bank was completed. First Ipswich Bank was already a wholly-owned subsidiary of the Company, therefore the merger qualified as a tax-free reorganization for federal income tax purposes and there was minimal impact to customers. All of First Ipswich Bank's six branch locations were retained and converted to Brookline Bank branches.

(3) Cash, Cash Equivalents and Short-Term Investments
The Banks are required to maintain average reserve balances with the FRB based upon a percentage of certain of the Banks' deposits. As of December 31, 2020, there was no average amount required to be held before a credit for vault cash compared to 2019, when the amount was $10.5 million. Aggregate reserve balances included in cash and cash equivalents were $410.1 million and $53.0 million, respectively, as of December 31, 2020 and 2019.
Short-term investments are summarized as follows:

	At December 31,
	2020	2019
	(In Thousands)
FRB interest bearing reserve	$398,202	$39,964
FHLB overnight deposits	646	4,237
Total short-term investments	$398,848	$44,201
Short-term investments are stated at cost which approximates market value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. As of January 1, 2020, the Company recognized a de minimis ACL on available-for-sale debt securities, which was no longer required as of December 31, 2020.
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,820	$5,455	$630	$278,645
GSE CMOs	44,937	1,103	12	46,028
GSE MBSs	312,658	10,956	5	323,609
Corporate debt obligations	22,299	1,168	—	23,467
U.S. Treasury bonds	70,339	3,318	80	73,577
Foreign government obligations	500	—	4	496
Total investment securities available-for-sale	$724,553	$22,000	$731	$745,822
Equity securities held-for-trading				$526

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$182,922	$2,939	$58	$185,803
GSE CMOs	87,001	22	1,091	85,932
GSE MBSs	153,049	797	503	153,343
SBA commercial loan asset-backed securities	34	—	—	34
Corporate debt obligations	28,484	502	—	28,986
U.S. Treasury bonds	44,675	338	116	44,897
Total investment securities available-for-sale	$496,165	$4,598	$1,768	$498,995
Investment securities held-to-maturity:
GSE debentures	$31,228	$113	$51	$31,290
GSEs MBSs	9,360	—	81	9,279
Municipal obligations	45,692	822	—	46,514
Foreign government obligations	500	—	22	478
Total investment securities held-to-maturity	$86,780	$935	$154	$87,561
Equity securities held for trading				$3,581
As of December 31, 2020, the fair value of all investment securities available-for-sale was $745.8 million, with net unrealized gains of $21.3 million, compared to a fair value of $499.0 million and net unrealized gains of $2.8 million as of December 31, 2019. As of December 31, 2020, $86.9 million, or 11.7% of the portfolio, had gross unrealized losses of $0.7 million, compared to $205.6 million, or 41.2% of the portfolio, with gross unrealized losses of $1.8 million as of December 31, 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2020, the Company reported a fair value of $0.5 million of equity securities held-for-trading. As of December 31, 2019, the Company reported a fair value of $3.6 million of equity securities held-for-trading.
Investment Securities as Collateral
As of December 31, 2020 and 2019, respectively, $448.7 million and $433.6 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2020 and 2019.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.6 million and $2.0 million, respectively, as of December 31, 2020 and 2019.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2020 and 2019.
Prior to the implementation of ASU 2016-13 on January 1, 2020, Management evaluated securities for other-than-temporary impairment ("OTTI") on a periodic basis. Factors considered in determining whether an impairment was OTTI included: (1) the length of time and the extent to which the fair value had been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers, and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not identify OTTI in their impairment evaluation in the years ended December 31, 2019 and 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assessment for Available for Sale Securities for Impairment
Investment securities as of December 31, 2020 and 2019 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$72,745	$630	$—	$—	$72,745	$630
GSE CMOs	832	7	872	5	1,704	12
GSE MBSs	2,102	5	97	—	2,199	5
U.S. Treasury bonds	9,750	80	—	—	9,750	80
Foreign government obligations	—	—	496	4	496	4
Temporarily impaired investment securities available-for-sale	85,429	722	1,465	9	86,894	731
Total temporarily impaired investment securities	$85,429	$722	$1,465	$9	$86,894	$731

	At December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,965	$58	$—	$—	$10,965	$58
GSE CMOs	28,659	217	55,885	874	84,544	1,091
GSE MBSs	42,046	115	42,257	388	84,303	503
SBA commercial loan asset-backed securities	—	—	33	—	33	—
U.S. Treasury bonds	25,754	116	—	—	25,754	116
Temporarily impaired investment securities available-for-sale	107,424	506	98,175	1,262	205,599	1,768
Investment securities held-to-maturity:
GSE debentures	8,714	30	2,977	21	11,691	51
GSEs MBSs	—	—	9,257	81	9,257	81
Municipal obligations	710	—	205	—	915	—
Foreign government obligations	478	22	—	—	478	22
Temporarily impaired investment securities held-to-maturity	9,902	52	12,439	102	22,341	154
Total temporarily impaired investment securities	$117,326	$558	$110,614	$1,364	$227,940	$1,922
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a security investment is impaired and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a security is impaired and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of December 31, 2020. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of December 31, 2020. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of December 31, 2020, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $7.3 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $17.4 million as of December 31, 2019.
As of December 31, 2020, the Company owned 54 GSE debentures with a total fair value of $278.6 million, and a net unrealized gain of $4.8 million. As of December 31, 2019, the Company held 60 GSE debentures with a total fair value of $185.8 million, and a net unrealized gain of $2.9 million. As of December 31, 2020, 7 of the 54 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 5 of the 60 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. For the year ended December 31, 2020, the Company purchased $208.9 million GSE debentures, compared to the year ended December 31, 2019, when the Company did not purchase any GSE debentures. For the year ended December 31, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio,
As of December 31, 2020, the Company owned 33 GSE CMOs with a total fair value of $46.0 million and a net unrealized gain of $1.1 million. As of December 31, 2019, the Company held 61 GSE CMOs with a total fair value of $85.9 million with a net unrealized loss of $1.1 million. As of December 31, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 45 of the 61 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2020 and 2019, the Company did not purchase any GSE CMOs.
As of December 31, 2020, the Company owned 140 GSE MBSs with a total fair value of $323.6 million and a net unrealized gain of $11.0 million. As of December 31, 2019, the Company held 150 GSE MBSs with a total fair value of $153.3 million with a net unrealized gain of $0.3 million. As of December 31, 2020, 17 of the 140 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 48 of the 150 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the year ended December 31, 2020 and 2019, the Company purchased $258.7 million and $19.6 million, respectively, of GSE MBSs. For the year ended December 31, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
SBA Commercial Loan Asset-Backed
As of December 31, 2020, the Company did not own any SBA securities. As of December 31, 2019, the Company owned 4 SBA securities with a total fair value of $34.0 thousand which approximated amortized cost. As of December 31, 2019, 3 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, all securities are performing and backed by the explicit guarantee of the U.S. Government. For the years ended December 31, 2020 and 2019, the Company did not purchase any SBA securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2020, the Company owned 6 corporate obligation securities with a total fair value of $23.5 million and a net unrealized gain of $1.2 million. As of December 31, 2019, the Company held 8 corporate obligation securities with a total fair value of $29.0 million and a net unrealized gain of $0.5 million. As of December 31, 2020 and 2019, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2020 and 2019, the Company did not purchase any corporate obligations. For the year ended December 31, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2020, the Company owned 12 U.S. Treasury bonds with a total fair value of $73.6 million and a net unrealized gain of $3.2 million. As of December 31, 2019, the Company owned 9 U.S. Treasury bonds with a total fair value of $44.9 million and a net unrealized gain of $0.2 million. As of December 31, 2020, 1 of the 12 securities in this portfolio were in an unrealized loss position. As of December 31, 2019, 5 of the 9 securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2020 and 2019, the Company purchased $35.9 million and $30.8 million, respectively, of U.S. Treasury bonds.
Municipal Obligations
As of December 31, 2020, the Company did not hold any municipal obligation securities. As of December 31, 2019, the Company Owned 93 municipal obligation securities classified as held-to-maturity with a total fair value and total amortized cost of $46.5 million and $45.7 million, respectively. As of December 31, 2019, 6 of the 93 securities in this portfolio were in an unrealized loss position. For the year ended December 31, 2019, the Company purchased a total of $0.9 million of municipal obligations.
Foreign Government Obligations
As of December 31, 2020 and 2019, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. During the year ended December 31, 2019, the Company repurchased the foreign government obligation security that matured during the first quarter of 2019. As of December 31, 2020 and 2019, the security was in an unrealized loss position. During the year ended December 31, 2020 and 2019, the Company did not purchase any additional foreign government obligation securities.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of December 31, 2020 and 2019, the Company owned equity securities held-for-trading with a fair value of $0.5 million and $3.6 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2020			2019
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$31,633	$32,013	2.02%	$12,797	$12,804	1.76%
After 1 year through 5 years	146,274	153,262	2.22%	217,569	220,757	2.19%
After 5 years through 10 years	222,271	225,568	1.43%	93,805	94,212	2.04%
Over 10 years	324,375	334,979	1.86%	171,994	171,222	2.12%
	$724,553	$745,822	1.81%	$496,165	$498,995	2.13%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$6,366	$6,381	1.33%
After 1 year through 5 years	—	—	—%	63,898	64,559	1.81%
After 5 years through 10 years	—	—	—%	7,177	7,364	1.79%
Over 10 years	—	—	—%	9,339	9,257	1.90%
	$—	$—	—%	$86,780	$87,561	1.82%
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
As of December 31, 2020, issuers of debt securities with an estimated fair value of $90.8 million had the right to call or prepay the obligations. Of the $90.8 million, approximately $12.9 million matures in 1-5 years, $68.1 million matures in 6 - 10 years, and $9.8 million mature after ten years. As of December 31, 2019, issuers of debt securities with an estimated fair value of approximately $37.6 million had the right to call or prepay the obligations. Of the $37.6 million, approximately $3.0 million mature within 1 year, $34.6 million mature in 1-5 years, and none mature after five years.
Security Sales
The proceeds from the sale of investment securities available-for-sale and equity securities held-for-trading were $143.2 million during the year ended December 31, 2020. This compares to $1.2 million securities sold during the year ended December 31, 2019.

	Year Ended December 31,
	2020	2019
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$143,229	$1,212

Gross gains from sales	3,423	—
Gross losses from sales	(1,473)	(232)
Gain on sales of securities, net	$1,950	$(232)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2020	2019
	(In Thousands)
FHLBB stock	$31,293	$35,482
FRB stock	18,241	18,084
Other restricted equity securities	252	252
	$49,786	$53,818
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2020 and 2019, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2020 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2020. The FHLBB paid a dividend to member banks at an annualized rate of 464 basis points in 2020. The FHLBB decreased its dividend from 546 basis points in the first quarter of 2020 to 376 basis points in the fourth quarter of 2020. As of December 31, 2020, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2020 and 2019, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At December 31, 2020		At December 31, 2019

	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,578,773	3.58%	$2,491,011	4.33%
Multi-family mortgage	1,013,432	3.53%	932,163	4.20%
Construction	231,621	3.49%	246,048	5.09%
Total commercial real estate loans	3,823,826	3.56%	3,669,222	4.34%
Commercial loans and leases:
Commercial(1)	1,131,668	2.55%	729,502	4.66%
Equipment financing	1,092,461	7.26%	1,052,408	7.71%
Condominium association	50,770	4.55%	56,838	4.84%
Total commercial loans and leases	2,274,899	4.86%	1,838,748	6.41%
Consumer loans:
Residential mortgage	791,317	3.74%	814,245	4.10%
Home equity	346,652	3.26%	376,819	4.46%
Other consumer	32,859	3.04%	38,782	4.48%
Total consumer loans	1,170,828	3.58%	1,229,846	4.22%
Total loans and leases	$7,269,553	3.97%	$6,737,816	4.88%
(1) Including $489,216 of PPP loans as of December 31, 2020. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of December 31, 2020.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $20.5 million and $17.4 million at December 31, 2020 and December 31, 2019, respectively, and were included in other assets in the accompanying consolidated balance sheets.

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $4.1 million and $15.7 million as of December 31, 2020 and 2019, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.8% of which is in the greater New York and New Jersey metropolitan area and 72.2% of which is in other areas in the United States of America as of December 31, 2020.
Accretable Yield for the Acquired Loan Portfolio
On a quarterly basis prior to the adoption of ASU 2016-13, management reforecasted the expected cash flows for acquired ASC 310-30 loans, and took into account prepayment speeds, probability of default and loss given defaults. Management compared cash flow projections per the reforecast to the original cash flow projections and determined whether any reduction in cash flow expectations were due to deterioration, or if the change in cash flow expectation was related to noncredit events. This cash flow analysis was used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments for the acquired portfolio. Upon adoption of ASU 2016-13, the Company did not reassess whether previously recognized purchased credit impaired loans accounted for under prior accounting guidance met the criteria of a purchased credit deteriorated ("PCD") loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. As of December 31, 2020, there were no PCD loans in the Company's portfolios.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	2019	2018
	(Dollars In Thousands)
Balance at beginning of year	7,905	10,522
Accretion	(3,769)	(4,117)
Reclassification from nonaccretable difference as a result from changes in expected cash flows	1,086	1,500
Balance at end of year	$5,222	$7,905
During the year ended December 31, 2019, accretable yield adjustments totaling $1.1 million were made for certain loan pools, which were subject to continued re-assessment and will be recognized over the remaining lives of those pools. As of December 31, 2019, the accretable yield was fully accreted.
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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2020.

	Year Ended December 31,
	2020	2019
	(Dollars In Thousands)
Balance at beginning of year	$70,400	$46,771
New loans granted during the year	11,003	34
Loans reclassified as insider loans	5,465	16,800
Advances on lines of credit	61,089	8,652
Repayments	(69,756)	(1,857)
Balance at end of year	$78,201	$70,400

Unfunded commitments on extensions of credit to related parties totaled $15.0 million and $12.8 million as of December 31, 2020 and 2019, respectively. The new loans granted during the year ending December 31, 2020 were $11.0 million, of which $9.6 million were PPP loans.
Loans and Leases Pledged as Collateral
As of December 31, 2020 and 2019, there were $3.5 billion and $3.0 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(7) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision for loan and lease losses excluding unfunded commitments	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
(Credit) provision for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $13.1 million and $1.9 million at December 31, 2020 and December 31, 2019, respectively. The increase in allowance for unfunded commitments was primarily driven by the adoption of CECL and the effect of the latest available economic forecast which incorporates the impact of the COVID-19 pandemic. No credit commitments were charged off against the liability account in the year ended December 31, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$41,573	$2,098	$1,178
Commercial	17,050	6,766	3,248
Consumer	1,003	697	325
Total provision for loan and lease losses	59,626	9,561	4,751
Unfunded credit commitments	2,260	22	200
Total provision for credit losses	$61,886	$9,583	$4,951

Allowance for Credit Losses Methodology
Management has established a methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses expected on the loan and lease portfolio and unfunded commitments. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Losses on loans and leases are charged off against the allowance when all or a portion of a loan or lease is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The models include: Commercial real estate ("CRE"), Commercial and industrial ("C&I"), and Retail lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of expected utilization assumptions. The expected loss estimates for two small commercial portfolios and a runoff auto portfolio are based on historical loss rates.
Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a loan equivalency ("LEQ") factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
The ACL estimate incorporates reasonable and supportable forecasts of various macro-economic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecast assume each macro-economic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and largely completes within the first five years. Because the reasonable and supportable economic forecasts used in the models are mean reverting, the models are therefore considered to be implicitly mean reverting.

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The December 31, 2020 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models were developed using the historical loss experience of all banks in the model’s developmental dataset. Banks in the model’s developmental dataset may have different loss experiences due to geography and portfolio as well as variances in operational and underwriting procedures from the Company, and therefore, the Company calibrates expected losses using a scalar for each model. Each scalar was calculated by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. Peer group loss rates were used in the scalar calculation because management believes the peer group’s historical losses provide a better reflection of the Company’s current portfolio and operating procedures than the Company’s historical losses. Qualitative adjustments are also applied to the results of the three loss rate models.

For December 31, 2020, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts as compared to previous quarters. Additional qualitative adjustments were applied to the Commercial, Multifamily, and commercial real estate portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding and Macrolease portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. As of January 1, 2020, the allowance for loan and lease losses increased by $6.6 million, and the reserve for unfunded commitments increased by $8.9 million as a result of the adoption of CECL. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred loss methodology.
The general allowance for loan and lease losses was $112.1 million as of December 31, 2020, compared to $59.3 million as of December 31, 2019. The increase in general allowance for loan and lease losses was driven by the effect of the latest available economic forecast, inclusive of the COVID-19 pandemic and legislative initiatives on the Company's loan and lease portfolios.

The specific allowance for loan and lease losses was $2.3 million as of December 31, 2020, compared to $1.8 million as of December 31, 2019. The increase of $0.5 million was primarily driven by the increase in specific reserve on an equipment financing relationship for $0.7 million, partially off set by the decrease in specific reserve due to the charge-offs on a commercial real estate relationship for $1.7 million.
As of December 31, 2020, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolio.
In 2019, Management used a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company had segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, (3) and consumer loans. Portfolio segments were further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans were divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans, and construction loans. Commercial loans and leases were divided into three classes: commercial loans which includes taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans were divided into three classes: residential mortgage loans, home equity loans, and other consumer loans. A formula-based credit evaluation approach was applied to each group, coupled with an analysis of certain loans for impairment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The general allowance related to loans collectively evaluated for impairment was determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates over a lookback period, which included estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of LEP that represented incurred losses for each portfolio. In addition to quantitative measures, relevant qualitative factors included, but were not limited to: (1) levels and trends in past due and impaired loans, (2) levels and trends in charge-offs, (3) changes in underwriting standards, policy exceptions, and credit policy, (4) experience of lending management and staff, (5) economic trends, (6) industry conditions, (7) effects of changes in credit concentrations, (8) interest rate environment, and (9) regulatory and other changes. The general allowance related to the acquired loans collectively evaluated for impairment was determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination were the same as those used for originated loans.

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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2020 by credit quality indicator and year originated.

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$352,832	$412,071	$282,629	$255,786	$243,477	$944,676	$55,392	$12,585	$2,559,448
OAEM	—	477	—	—	3,312	8,991	—	—	12,780
Substandard	—	—	—	1,261	2	5,220	—	62	6,545
Total	352,832	412,548	282,629	257,047	246,791	958,887			2,578,773
Multi-Family Mortgage
Pass	125,434	136,620	162,180	103,997	127,873	304,224	15,845	34,871	1,011,044
OAEM	—	—	—	—	—	2,388	—	—	2,388
Total	125,434	136,620	162,180	103,997	127,873	306,612			1,013,432
Construction
Pass	46,249	56,074	112,856	1,799	2,788	404	3,834	—	224,004
Substandard		4,853			2,764				7,617
Total	46,249	60,927	112,856	1,799	5,552	404			231,621
Commercial
Pass	574,542	66,278	41,325	62,112	22,085	113,715	226,495	1,687	1,108,239
OAEM	310	4,850	—	—	35	17	5,382	—	10,594
Substandard	80	—	129	389	29	7,612	3,930	664	12,833
Doubtful	—	—	—	—	—	—	—	2	2
Total	574,932	71,128	41,454	62,501	22,149	121,344	235,807	2,353	1,131,668

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Equipment Financing
Pass	332,375	306,231	209,219	121,845	56,241	45,451	636	576	1,072,574
OAEM	196	1,066	290	93	609	85		—	2,339
Substandard	402	4,385	5,280	3,545	1,891	631	—	—	16,134
Doubtful	1	64	24	27	1,292	6	—	—	1,414
Total	332,974	311,746	214,813	125,510	60,033	46,173			1,092,461
Condominium Association
Pass	6,455	9,918	5,399	7,928	5,213	12,682	2,684	379	50,658
Substandard	—	—	—	—	112	—	—	—	112
Total	6,455	9,918	5,399	7,928	5,325	12,682			50,770
Other Consumer
Pass	694	549	1,938	32	570	301	28,755	18	32,857
Substandard	—	—	—	—	—	—	—	2	2
Total	694	549	1,938	32	570	301			32,859
Total
Pass	1,438,581	987,741	815,546	553,499	458,247	1,421,453	333,641	50,116	6,058,824
OAEM	506	6,393	290	93	3,956	11,481	5,382	—	28,101
Substandard	482	9,238	5,409	5,195	4,798	13,463	3,930	728	43,243
Doubtful	1	64	24	27	1,292	6	—	2	1,416
Total	$1,439,570	1,003,436	821,269	558,814	468,293	1,446,403	342,953	50,846	6,131,584
As of December 31, 2020, there were no loans categorized as definite loss.

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	119,566	94,300	62,452	53,662	47,327	124,999	4,442	—	$506,748
661 - 700	21,820	19,426	10,943	15,616	8,132	23,282	—	—	$99,219
600 and below	6,901	5,659	4,763	4,318	4,553	13,997	—	—	$40,191
Data not available*	19,209	17,082	16,199	14,153	5,729	71,456	—	1,331	$145,159
Total	167,496	136,467	94,357	87,749	65,741	233,734	4,442	1,331	791,317
Home Equity
Credit Scores
Over 700	1,546	2,832	2,440	2,770	910	12,804	247,538	2,397	273,237
661 - 700	122	459	499	566	305	2,793	45,356	1,334	51,434
600 and below	59	108	266	13	39	541	10,139	878	12,043
Data not available*	61	—	—	—	—	1,387	7,330	1,160	9,938
Total	$1,788	$3,399	$3,205	$3,349	$1,254	$17,525	$310,363	$5,769	$346,652
* Represents accounts for which data are not available.

2020

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2019
	Residential Mortgage		Home Equity
	($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$184,628	22.7%	$132,736	35.2%
50%—69%	293,976	36.1%	91,681	24.3%
70%—79%	204,600	25.1%	81,459	21.6%
80% and over	25,664	3.2%	37,371	9.9%
Data not available*	2,654	0.3%	—	—%
Total originated	711,522	87.4%	343,247	91.0%

Acquired:
Loan-to-value ratio:
Less than 50%	32,838	4.0%	16,882	4.5%
50%—69%	44,754	5.4%	7,958	2.1%
70%—79%	14,305	1.8%	705	0.2%
80% and over	4,608	0.6%	4,726	1.3%
Data not available*	6,218	0.8%	3,301	0.9%
Total acquired	102,723	12.6%	33,572	9.0%

Total loans	$814,245	100.0%	$376,819	100.0%
_______________________________________________________________________________
* Represents accounts for which data are not available.

The following table presents information regarding foreclosed residential real estate property for the periods indicated:

	At December 31, 2020	At December 31, 2019
	(In Thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$—	$110

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2020 and 2019.

	At December 31, 2020
	Past Due						Past Due Greater Than 90 Days and Accruing	Non-accrual	Non-accrual with no related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$18,294	$12,402	$7,272	$37,968	$2,540,805	$2,578,773	$4,722	$3,300	$2,580
Multi-family mortgage	813	—	—	813	1,012,619	1,013,432	—	—	—
Construction	—	—	7,617	7,617	224,004	231,621	3,764	3,853	3,853
Total commercial real estate loans	19,107	12,402	14,889	46,398	3,777,428	3,823,826	8,486	7,153	6,433
Commercial loans and leases:
Commercial	451	304	9,171	9,926	1,121,742	1,131,668	3,486	7,702	6,263
Equipment financing	5,970	2,263	9,391	17,624	1,074,837	1,092,461	—	16,757	4,062
Condominium association	282	297	—	579	50,191	50,770	—	112	112
Total commercial loans and leases	6,703	2,864	18,562	28,129	2,246,770	2,274,899	3,486	24,571	10,437
Consumer loans:
Residential mortgage	2,161	648	3,841	6,650	784,667	791,317	—	5,587	5,117
Home equity	580	215	588	1,383	345,269	346,652	3	1,136	824
Other consumer	13	—	1	14	32,845	32,859	—	1	—
Total consumer loans	2,754	863	4,430	8,047	1,162,781	1,170,828	3	6,724	5941
Total loans and leases	$28,564	$16,129	$37,881	$82,574	$7,186,979	$7,269,553	$11,975	$38,448	$22,811

There is no interest income recognized on non-accrual loans for the year ending December 31, 2020.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated for impairment	$183	2,020	108	2,311
Collectively evaluated for impairment	79,949	27,478	4,641	112,068
Total	$80,132	29,498	4,749	114,379

Loans and Leases:
Individually evaluated for impairment	$14,159	24,727	8,760	47,646
Collectively evaluated for impairment	3,809,667	2,250,172	1,162,068	7,221,907
Total	$3,823,826	2,274,899	1,170,828	7,269,553
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Allowance for Loan and Lease Losses:
Originated:
With no related allowance recorded:
Commercial real estate	$3,899	$3,892	$—
Commercial	28,539	28,533	—
Consumer	2,237	2,223	—
Total originated with no related allowance recorded	34,675	34,648	—
With an allowance recorded:
Commercial real estate	68	68	7
Commercial	5,980	6,055	1,672
Consumer	1,224	1,220	70
Total originated with an allowance recorded	7,272	7,343	1,749
Total originated impaired loans and leases	41,947	41,991	1,749

Acquired:
With no related allowance recorded:
Commercial real estate	12,365	12,366	—
Commercial	437	437	—
Consumer	3,516	3,516	—
Total acquired with no related allowance recorded	16,318	16,319	—
With an allowance recorded:
Consumer	447	447	40
Total acquired with an allowance recorded	447	447	40
Total acquired impaired loans and leases	16,765	16,766	40

Total impaired loans and leases	$58,712	$58,757	$1,789

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Originated:
With no related allowance recorded:
Commercial real estate	$5,148	$110	$6,484	$87
Commercial	29,759	1,009	26,514	993
Consumer	2,662	42	2,801	54
Total originated with no related allowance recorded	37,569	1,161	35,799	1,134
With an allowance recorded:
Commercial real estate	269	3	99	—
Commercial	7,125	76	9,026	96
Consumer	946	32	835	11
Total originated with an allowance recorded	8,340	111	9,960	107
Total originated impaired loans and leases	45,909	1,272	45,759	1,241

Acquired:
With no related allowance recorded:
Commercial real estate	11,409	163	9,868	7
Commercial	511	11	1,212	16
Consumer	4,298	39	5,061	61
Total acquired with no related allowance recorded	16,218	213	16,141	84
With an allowance recorded:
Consumer	302	11	135	4
Total acquired with an allowance recorded	302	11	135	4
Total acquired impaired loans and leases	16,520	224	16,276	88

Total impaired loans and leases	$62,429	$1,496	$62,035	$1,329

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
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2020	At December 31, 2019
	(In Thousands)
Troubled debt restructurings:
On accrual	$11,483	$17,076
On nonaccrual	7,476	6,104
Total troubled debt restructurings	$18,959	$23,180

Total troubled debt restructuring loans and leases decreased by $4.2 million to $19.0 million at December 31, 2020 from $23.2 million at December 31, 2019, primarily driven by the payoffs of one construction loan of $2.9 million, and one commercial loan of $3.0 million, partially offset by new TDRs added during the year ended December 31, 2020.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows:

	At and for the Year Ended December 31, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	1	$215
Commercial	2	3,029	2,970	—	—	—	—
Equipment financing	24	1,366	1,914	173	1,874	—	—
Residential mortgage	—	—	—	—	—	—	—
Home equity	2	476	465	—	265	—	—
Total	28	4,871	5,349	173	2,139	1	215
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At and for the Year Ended December 31, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$295	$290	$—	$221	—	$—
Multi-family mortgage	—	$—	$—	$—	$—	—	$—
Commercial	3	6,794	5,457	2,455	1,912	1	1,912
Equipment financing	7	2,774	2,266	—	392	2	365
Residential mortgage	3	868	866	—	96	—	—
Home equity	3	453	453	—	—	—	—
Total originated	18	$11,184	$9,332	$2,455	$2,621	3	$2,277

Acquired:
Commercial	1	4,869	2,942	—	—	—	—
Home equity	1	134	133	—	133	—	—
Equipment financing	—	—	—	—	—	—	—
Residential mortgage	1	297	295	—	—	—	—
Total acquired	3	5,300	3,370	—	133	—	—

Total loans and leases	21	$16,484	$12,702	$2,455	$2,754	3	$2,277
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2018
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$673	$652	$—	$653	—	$—
Multi-family mortgage	—	$—	$—	$—	$—	—	$—
Commercial	10	1,775	1,706	733	1,706	2	1,075
Equipment financing	14	2,510	2,556	37	1,351	—	—
Residential mortgage	2	550	550	12	341	1	341
Home equity	1	86	83	—	—	—	—
Total originated	28	5,594	5,547	782	4,051	3	1,416

Acquired:
Home equity	2	249	245	—	245	—	—
Total acquired	2	249	245	—	245	—	—

Total loans and leases	30	$5,843	$5,792	$782	$4,296	3	$1,416
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

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Extended maturity	$3,297	$8,826	$1,717
Adjusted principal	40	—	—
Adjusted interest rate	113	252	—
Interest only	—	—	—
Combination maturity, principal, interest rate	1,899	3,624	4,075
Total loans modified	$5,349	$12,702	$5,792
The TDR loans and leases that were modified for the year ending December 31, 2020 and 2019 were $5.3 million and $12.7 million, respectively. The decrease in TDR loans and leases that were modified for the year ending December 31, 2020 was primarily due to the modification of three commercial relationships totaling $7.1 million during the year ending December 31, 2019.
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2020, and 2019, were $0.8 million and $2.0 million, respectively. The decrease in the net charge-offs of the performing and nonperforming TDR loans and leases for the year ending December 31, 2020 was primarily driven by the charge-offs of several taxi medallion relationships during the year ending December 31, 2019.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of December 31, 2020 was $2.4 million. As of December 31, 2019, there were $3.1 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of December 31, 2020, the Company granted 4,989 short-term deferments on loan and lease balances of $1.1 billion. Of these modifications, 4,691, loans and leases with total balances of $1.0 billion have returned to the payment status and 298 loans and leases with total balances of $90.4 million remain on the deferral status, which represent 1.2% of total loan and leases balances as of December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2020	2019
	(In Thousands)		(In Years)
Land	$12,329	$12,320	NA
Fine art	553	545	NA
Computer equipment	12,296	11,886	3
Vehicles	135	135	3 to 5
Core processing system and software	21,096	20,748	3 to 7.5
Furniture, fixtures and equipment	15,732	15,393	5 to 25
Office building and improvements	91,660	90,086	10 to 40
Total	153,801	151,113
Accumulated depreciation and amortization	82,233	76,763
Total premises and equipment	$71,568	$74,350
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization expense related to premises and equipment totaled $5.7 million, $7.0 million, and $7.5 million, respectively.

(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Balance at beginning of year	$160,427	$160,427	$137,890
Additions	—	—	22,537
Balance at end of year	$160,427	$160,427	$160,427

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the Company's other intangible assets:

	At December 31, 2020			At December 31, 2019
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$38,294	$36,231	$2,063	$38,294	$34,960	$3,334
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$41,904	$38,752	$3,152	$41,904	$37,481	$4,423
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 6.44 years.  There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2020, 2019 and 2018.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2021	$857
2022	500
2023	268
2024	158
2025	104
Thereafter	176
Total	$2,063

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2020 and 2019, BankRI owned seven policies with a net cash surrender value of $42.0 million and $41.0 million, respectively. As of December 31, 2020 and 2019, Brookline Bank, as successor-in-interest to First Ipswich Bank owned two policies with a net cash surrender value of $0.7 million, respectively.
The Company recorded a total of $1.0 million, $1.0 million, and $1.0 million of tax exempt income from these nine policies in 2020, 2019, and 2018, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company invests in affordable housing projects that benefit low- and moderate-income individuals. As of December 31, 2020, the Company had investments in 17 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company uses the proportional amortization method to account for investments in affordable housing projects. The proportional amortization method calculation and the operating losses or gains for these investments are included as a component of the provision for income taxes in the Company’s consolidated statements of income. Under the proportional amortization method, the initial costs of the investment in qualified affordable housing projects is amortized based on the tax credits and other benefits received.

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2020	2019
	(In Thousands)
Investments in affordable housing projects included in other assets	$26,789	$29,939
Unfunded commitments related to affordable housing projects included in other liabilities	14,480	20,286
Investment in affordable housing tax credits	2,377	2,042
Investment in affordable housing tax benefits	823	540

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)
Investment amortization included in provision for income taxes	$3,097	$2,097	$1,916
Amount recognized as income tax benefit	823	540	585

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11) Deposits
A summary of deposits follows:

	December 31, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,592,205	—%	$1,141,578	—%
NOW accounts	513,948	0.09%	371,380	0.11%
Savings accounts	701,659	0.13%	613,467	0.46%
Money market accounts	2,018,977	0.31%	1,682,005	1.15%
Total core deposit accounts	4,826,789	0.16%	3,808,430	0.59%
Certificate of deposit accounts maturing:
Within six months	$676,860	1.60%	$603,817	2.17%
After six months but within 1 year	461,944	1.08%	508,782	2.27%
After 1 year but within 2 years	140,481	1.19%	413,979	2.37%
After 2 years but within 3 years	61,302	2.44%	56,508	2.19%
After 3 years but within 4 years	28,525	2.62%	58,491	2.64%
After 4 years but within 5 years	20,788	1.47%	29,759	2.58%
5+ Years	98	0.75%	402	2.19%
Total certificate of deposit accounts	1,389,998	1.44%	1,671,738	2.28%
Brokered deposit accounts	$693,909	0.39%	$349,904	2.18%
Total deposits	$6,910,696	0.44%	$5,830,072	1.17%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $443.0 million and $557.5 million as of December 31, 2020 and 2019, respectively.
Interest expense on deposit balances is summarized as follows

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$484	$436	$283
Savings accounts	1,503	2,900	1,804
Money market accounts	9,519	21,206	15,369
Certificate of deposit accounts	30,355	36,326	19,017
Brokered deposit accounts	6,565	8,747	5,505
Total interest-bearing deposits	$48,426	$69,615	$41,978

Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $72.6 million and $70.4 million as of December 31, 2020 and 2019, respectively.
Collateral Pledged to Deposits
As of December 31, 2020 and 2019, $217.6 million and $184.0 million, respectively, of collateral was pledged for municipal deposits and TT&L.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2020	2019
	(In Thousands)
Advances from the FHLBB	$648,849	$758,469
Subordinated debentures and notes	83,746	83,591
Other borrowed funds	87,652	60,689
Total borrowed funds	$820,247	$902,749
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Advances from the FHLBB	$12,842	$18,701	$18,650
Subordinated debentures and notes	5,038	5,206	5,181
Other borrowed funds	348	804	385
Total interest expense on borrowed funds	$18,228	$24,711	$24,216
Collateral Pledged to Borrowed Funds
As of December 31, 2020 and 2019, $2.9 billion and $2.5 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L. The Banks did not have any outstanding FRB borrowings as of December 31, 2020 and 2019.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2020			2019
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$623,611	$—	1.05%	$599,262	$—	2.27%
Over 1 year to 2 years	4,805	—	0.53%	139,762	—	2.12%
Over 2 years to 3 years	4,000	—	0.40%	3,210	—	0.01%
Over 3 years to 4 years	3,880	—	3.86%	—	—	—%
Over 4 years to 5 years	1,462	—	0.67%	4,025	—	3.91%
Over 5 years	11,091	—	3.41%	12,210	—	3.28%
	$648,849	$—	1.10%	$758,469	$—	2.26%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2020. Total available borrowing capacity for advances from the FHLBB and FRB was $2.5 billion as of December 31, 2020 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $4.0 billion as of December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2020	2019
	(Dollars In Thousands)
Outstanding at end of year	$87,652	$60,689
Average outstanding for the year	90,587	79,276
Maximum outstanding at any month-end	170,854	122,776
Weighted average rate at end of year	0.16%	0.60%
Weighted average rate paid for the year	0.38%	1.01%

In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $15.0 million to $57.7 million as of December 31, 2020 from $42.7 million as of December 31, 2019.

The Company has access to a $12.0 million committed line of credit as of December 31, 2020. As of December 31, 2020 and December 31, 2019, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $865.0 million. As of December 31, 2020, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit as compared to December 31, 2019, when the Company had $18.0 million borrowings on outstanding uncommitted lines of credit.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2020	December 31, 2019
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2021	$4,848	$4,826
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2021	4,772	4,739
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,126	74,026
			Total	$83,746	$83,591
The above carrying amounts of the acquired subordinated debentures included $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of December 31, 2020. This compares to $0.4 million of accretion adjustments and $1.0 million of capitalized debt issuance costs as of December 31, 2019.

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2020	2019
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$174,240	$50,034
Commercial	80,291	78,058
Residential mortgage	30,418	25,998
Unadvanced portion of loans and leases	759,053	808,681
Unused lines of credit:
Home equity	584,881	528,251
Other consumer	38,954	25,374
Other commercial	408	380
Unused letters of credit:
Financial standby letters of credit	14,746	10,166
Performance standby letters of credit	5,903	4,652
Commercial and similar letters of credit	5,105	3,823
Loan level derivatives:
Receive fixed, pay variable	1,214,146	1,101,193
Pay fixed, receive variable	1,214,146	1,101,193
Risk participation-out agreements	252,655	235,693
Risk participation-in agreements	60,619	55,281
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,266	1,125
Sells foreign currency, buys U.S. currency	1,273	1,230
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
The reserve for unfunded credit commitments, which is included in other liabilities, was $13.1 million and $1.9 million as of December 31, 2020 and December 31, 2019, respectively. See Footnote 6 for further discussion on the Company's methodology for determining the ACL, which includes the reserve for unfunded commitments.
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Footnote 16.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 3 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates as of December 31, 2020 as the discount rate to determine the net present value of the remaining lease payments.

	At December 31, 2020	At December 31, 2019
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$6,386	$6,461

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,518	$6,515
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$72	$66

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$24,143	$24,876
Operating lease liabilities	24,143	24,876

Weighted Average Remaining Lease Term
Operating leases	6.95	7.47

Weighted Average Discount Rate
Operating leases	3.2%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments

(In Thousands)
2021	$6,077
2022	5,497
2023	4,569
2024	3,291
2025	2,266
Thereafter	5,064
Total	$26,764
Less imputed interest	(2,621)
$24,143
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $6.1 million in 2020. This compares to total rent expense of $6.2 million in 2019. In 2018, total rent expense was $5.8 million. The decrease in expense is due to lease expirations.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.2 million in 2020 compared to $0.4 million in 2019 and 2018 respectively. The decrease in 2020 was due to the negotiated early termination of a lease with one of the third party tenants and the modification to an existing lease for a retail tenant. Rental income was reported in non-interest income in the Company's consolidated statements of income.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2020		2019		2018
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$47,635	$47,635	$87,717	$87,717	$83,062	$83,062

Denominator:
Weighted average shares outstanding	78,951,892	78,951,892	79,679,781	79,679,781	79,669,668	79,669,668
Effect of dilutive securities	—	151,397	—	177,140	—	239,583
Adjusted weighted average shares outstanding	78,951,892	79,103,289	79,679,781	79,856,921	79,669,668	79,909,251

EPS	$0.60	$0.60	$1.10	$1.10	$1.04	$1.04

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2020, 2019 and 2018, the Company’s other comprehensive income (loss) include the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2020
	Investment Securities Available-for-Sale	Hedge Assets	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income (loss)	14,383	7	(183)	14,207
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490

	Year Ended December 31, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive (loss) income	11,911	(168)	11,743
Reclassification due to adoption of ASU 2018-02	—	—	—
Balance at December 31, 2019	$2,199	$84	$2,283

	Year Ended December 31, 2018
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2017	$(6,113)	$163	$(5,950)
Other comprehensive (loss) income	(3,599)	89	(3,510)
Reclassification due to adoption of ASU 2018-02	—	—	—
Balance at December 31, 2018	$(9,712)	$252	$(9,460)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(16) Derivatives and Hedging Activities
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
As of December 31, 2020, the Company pays its counterparties a fixed weighted average interest rate of 0.05% over a maximum period of 2 years for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	136	$—	$8,541	$16,447	$99,014	$1,090,144	$1,214,146	$129,284
Pay fixed, receive variable	136	—	8,541	16,447	99,014	1,090,144	1,214,146	129,284
Risk participation-out agreements	37	—	—	7,009	22,733	222,913	252,655	1,843
Risk participation-in agreements	8	—	—	19,000	—	41,619	60,619	361

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,266	$—	$—	$—	$—	$1,266	$156
Sells foreign currency, buys U.S. currency	20	1,273	—	—	—	—	1,273	148

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2019
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	119	$24,777	$—	$31,131	$16,794	$1,028,491	$1,101,193	$58,102
Pay fixed, receive variable	119	24,777	—	31,131	16,794	1,028,491	1,101,193	58,102
Risk participation-out agreements	40	13,967	—	—	7,143	214,583	235,693	1,229
Risk participation-in agreements	7	—	—	—	19,000	36,281	55,281	283

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$1,125	$—	$—	$—	$—	$1,125	$54
Sells foreign currency, buys U.S. currency	18	1,230	—	—	—	—	1,230	53
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2020	2019
	(In Thousands)
Net gain recognized in income on:
Net risk participation agreements	$538	$686
Foreign exchange contracts	7	(7)
Total	$545	$679
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2020 and 2019. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2020, and 2019.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $166.5 million and $86.5 million in the normal course of business as of December 31, 2020 and 2019, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated:

	At December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$8	$—	$8	$—	$—	$8
Derivatives not designated as hedging instruments:
Loan level derivatives	$131,328	$—	$131,328	$—	$—	$131,328
Risk participation-out agreements	1,843	—	1,843	—	—	1,843
Foreign exchange contracts	156	—	156	—	—	156
Total	$133,335	$—	$133,335	$—	$—	$133,335

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$131,328	$—	$131,328	$155,220	$11,280	$(35,172)
Risk participation-in agreements	361	—	361	—	—	361
Foreign exchange contracts	148	—	148	—	—	148
Total	$131,837	$—	$131,837	$155,220	$11,280	$(34,663)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Loan level derivatives	$59,365	$—	$59,365	$—	$11,900	$47,465
Risk participation-out agreements	1,229	—	1,229	—	—	1,229
Foreign exchange contracts	54	—	54	—	—	54
Total	$60,648	$—	$60,648	$—	$11,900	$48,748

Liability derivatives
Loan level derivatives	$59,365	$—	$59,365	$86,521	$—	$(27,156)
Risk participation-in agreements	283	—	283	—	—	283
Foreign exchange contracts	53	—	53	—	—	53
Total	$59,701	$—	$59,701	$86,521	$—	$(26,820)
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

	Fair Value
	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in Thousands)
Derivatives designated as hedges	$8	$—
Gain in OCI on derivatives (effective portion), net of tax	$7	$—
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$1	$—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Current provision:
Federal	$22,450	$21,706	$23,949
State	7,077	6,565	7,693
Total current provision	29,527	28,271	31,642
Deferred (benefit) provision
Federal	(11,452)	701	(4,323)
State	(3,633)	(703)	(1,130)
Total deferred (benefit) provision	(15,085)	(2)	(5,453)
Total provision for income taxes	$14,442	$28,269	$26,189
Total provision for income taxes differed from the amounts computed due to the following:

	Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$13,036	$24,366	$23,675
State taxes, net of federal income tax benefit	2,722	4,837	5,184
Bank-owned life insurance	(212)	(216)	(218)
Tax-exempt interest income	(220)	(435)	(487)
Income attributable to noncontrolling interest in subsidiary	—	(11)	(933)
Merger and acquisition expense	—	—	32
Tax Act Adjustment	—	—	(707)
Investments in affordable housing projects	(595)	(369)	(358)
Other, net	(289)	97	1
Total provision for income taxes	$14,442	$28,269	$26,189
Effective income tax rate	23.3%	24.4%	23.2%

The Company's effective tax rate was 23.3% as of December 31, 2020 compared to 24.4% as of December 31, 2019. The Company's expected income tax expense was $11.3 million lower in 2020 primarily due to the impacts of the COVID-19 pandemic. In 2019, the Company's effective tax rate was increased as a result of Brookline Bank's acquisition of the remaining interest of Eastern Funding. Tax savings of approximately $0.9 million were recognized for this portion of Eastern Funding in 2018, but not in 2019. In 2018, the Company made an adjustment related to the Tax Act that reduced the provision for income taxes by $0.7 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2020	2019
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$33,045	$16,294
Right-of-use asset - operating leases	6,260	6,450
Deferred compensation	4,365	4,748
Identified intangible assets and goodwill	6,455	6,567
Supplemental Executive Retirement Plans	3,290	3,023
Net operating loss carryforwards	—	187
Postretirement benefits	545	458
Nonaccrual interest	634	557
Restricted stock and stock option plans	466	751
Employee stock ownership plan	55	83
Unamortized SBA-PPP fee income	2,534	—
Other	404	733
Total gross deferred tax assets	58,053	39,851
Deferred tax liabilities:
Operating leases - liability	6,260	6,450
Identified intangible assets and goodwill	2,048	2,248
Deferred loan origination costs, net	2,884	3,785
Depreciation	408	420
Unrealized gain on investment securities available-for-sale	4,688	622
Prepaid expense	58	110
Accrued Expense	481	122
Acquisition fair value adjustments	1,097	1,077
Total gross deferred tax liabilities	17,924	14,834
Net deferred tax asset	$40,129	$25,017
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
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2020 and 2019. The Company files U.S. federal and state income tax returns. As of December 31, 2020, the Company is subject to examination by the Massachusetts, Rhode Island and several other state tax authorities for tax years after December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2020, there were no shares of preferred stock issued.
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
On December 4, 2019, the Company's Board of Directors approved a stock repurchase program (the “2020 Stock Repurchase Plan”) authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the 2020 Stock Repurchase Plan. On October 28, 2020, the Board of Directors authorized the resumption of the 2020 Stock Repurchase Plan. As of December 31, 2020, the Company repurchased 1,715,730 shares at a weighted average price of $11.66.

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
The liquidation account totaled $11.5 million (unaudited), $11.9 million (unaudited), and $13.0 million (unaudited) at
December 31, 2020, 2019 and 2018, respectively.
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
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2020, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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
Beginning January 1, 2019, the Company and the Banks are required to maintain a capital conservation buffer composed of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2020.
As of December 31, 2020, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of December 31, 2020, the Company and the Banks exceeded all regulatory capital

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of December 31, 2020 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2020:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$764,157	11.04%	$311,477	4.50%	$484,520	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	773,777	8.92%	346,985	4.00%	346,985	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	773,777	11.18%	415,265	6.00%	588,292	8.50%	N/A	N/A
Total risk-based capital ratio (4)	934,933	13.51%	553,624	8.00%	726,632	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$557,310	11.72%	$213,984	4.50%	$332,864	7.00%	$309,088	6.50%
Tier 1 leverage capital ratio (2)	557,310	9.82%	227,010	4.00%	227,010	4.00%	283,763	5.00%
Tier 1 risk-based capital ratio (3)	557,310	11.72%	285,312	6.00%	404,192	8.50%	380,416	8.00%
Total risk-based capital ratio (4)	617,101	12.97%	380,633	8.00%	499,581	10.50%	475,791	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$239,337	11.03%	$97,644	4.50%	$151,891	7.00%	$141,042	6.50%
Tier 1 leverage capital ratio (2)	239,337	7.78%	123,052	4.00%	123,052	4.00%	153,816	5.00%
Tier 1 risk-based capital ratio (3)	239,337	11.03%	130,192	6.00%	184,439	8.50%	173,590	8.00%
Total risk-based capital ratio (4)	266,633	12.29%	173,561	8.00%	227,799	10.50%	216,951	10.00%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents actual and required capital ratios as of December 31, 2019 for the Company and the Banks under the regulatory capital rules then in effect.

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
Notes to Consolidated Financial Statements (Continued)
(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	38	32	31
Benefits paid	(38)	(32)	(31)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$1,757	$1,490	$1,534
Service cost	55	54	70
Interest cost	56	60	59
Estimated benefits paid	(38)	(32)	(31)
Actuarial loss (gain)	265	185	(142)
Benefit obligation at end of year	$2,095	$1,757	$1,490
Funded status at end of year	$2,095	$1,757	$1,490
Accumulated benefit obligation at end of year	$2,095	$1,757	$1,490
The liability for the postretirement benefits included in accrued expenses and other liabilities was $2.1 million, $1.8 million, and $1.5 million as of December 31, 2020, 2019 and 2018, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Net periodic benefit expense:
Service cost	$55	$54	$70
Interest cost	56	60	59
Prior service credit	(21)	(21)	(21)
Actuarial gain	—	(27)	—
Net periodic benefit expense	$90	$66	$108
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	(227)	$(206)	$142
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$(248)	$(227)	$121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 2.44% in 2020, 3.19% in 2019 and 4.22% in 2018. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2021 is $115 thousand.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2020 for plan participants below age 65 and for plan participants over age 65 was 1.9% and 7.1%, respectively. In 2019, the rate for plan participants below age 65 and for plan participants over age 65 was 13.3% and 1.2%, respectively. The health care trend rates for 2019 and 2020 are based on actual changes in medical premium rates for those years. The rates to be used in 2021 through 2025 are expected to be in the range of 5.7% to 4.9% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2020
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$25	$(20)
Effect on the accumulated postretirement benefit obligation	431	(344)
401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $3.3 million in 2020, $3.1 million in 2019, and $3.2 million in 2018.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2020, 2019 and 2018 were $239.5 thousand, $236.2 thousand, and $181.1 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2020, 2019, and 2018 were $36.1 thousand, $5.5 thousand, and $5.5 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2020, there were 14 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. In 2020, additional BOLI assets were transferred into the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2020, and 2019 were $1.5 million and $1.1 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2020 and 2019 were $13.8 million and $12.8 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 2.50% and 3.25% in the years 2020 and 2019, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2020 and 2019, was $0.5 million and $0.8 million, respectively, and is eliminated in consolidation.
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
As of December 31, 2020 and 2019, the ESOP held 51,114 and 79,548 unallocated shares, respectively at an aggregate cost of $0.3 million and $0.4 million, respectively. The market value of such shares as of December 31, 2020 and 2019 was $0.6 million and $1.3 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.3 million in 2020, $0.5 million in 2019 and $0.5 million in 2018, based on the commitment to release to eligible employees 28,434 shares in 2020, 30,402 shares in 2019 and 32,382 shares in 2018.
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
Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award has a cliff vesting schedule and vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 14 financial institutions. The specific performance measure targets are approved by annually by the Compensation Committee and are discussed in the Company's Proxy Statement. If a grantee leaves the Company prior to the third anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the grantee only when the shares vest.
Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
Total expense for the 2014 Plan was $2.5 million in 2020, $2.4 million in 2019 and $2.5 million in 2018, respectively. Total income tax benefits on vested awards was $0.1 million in 2019, and $1.2 million in 2018. There were no income tax benefits on the 2020 vesting due to the stock price at the vesting date being lower than the stock price at the grant date. Dividends paid on unvested awards under the 2014 Plan and the 2011 Plan were $0.2 million in 2020, $0.1 million in 2019, and $0.2 million in 2018.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2020:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2019	406,450	$15.41
Granted	268,936	9.56
Vested	(179,806)	14.91
Forfeited / Canceled	(39,883)	13.87
Added by Performance Factor	3,103	14.65
Outstanding at December 31, 2020	458,800	$12.31
Unrecognized compensation cost			$3,021
Weighted average remaining recognition period (months)			19 months
Stock Options
Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.
The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from 3 to 5 years. There are currently no outstanding options.

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2020 and 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019:

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$278,645	$—	$278,645
GSE CMOs	—	46,028	—	46,028
GSE MBSs	—	323,609	—	323,609
Corporate debt obligations	—	23,467	—	23,467
U.S. Treasury bonds	—	73,577	—	73,577
Foreign government obligations	—	496	—	496
Total investment securities available-for-sale	$—	$745,822	$—	$745,822
Equity securities held-for-trading	$—	$526	$—	$526
Interest rate derivatives	—	8	—	$8
Loan level derivatives	—	131,328	—	131,328
Risk participation-out agreements	—	1,843	—	1,843
Foreign exchange contracts	—	156	—	156
Liabilities:
Loan level derivatives	$—	$131,328	$—	$131,328
Risk participation-in agreements	—	361	—	361
Foreign exchange contracts	—	148	—	148

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$185,803	$—	$185,803
GSE CMOs	—	85,932	—	85,932
GSE MBSs	—	153,343	—	153,343
SBA commercial loan asset-backed securities	—	34	—	34
Corporate debt obligations	—	28,986	—	28,986
U.S. Treasury bonds	—	44,897	—	44,897
Total investment securities available-for-sale	$—	$498,995	$—	$498,995
Equity securities held for trading	$2,569	$1,012	$—	$3,581
Loan level derivatives	—	59,365	—	59,365
Risk participation-out agreements	—	1,229	—	1,229
Foreign exchange contracts	—	54	—	54
Liabilities:
Loan level derivatives	$—	$59,365	$—	$59,365
Risk participation-in agreements	—	283	—	283
Foreign exchange contracts	—	53	—	53
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. During the third quarter of 2018, the Company re-designated all equity securities as held-for-trading and they are included in levels 1 and 2. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2020 and December 31, 2019, no investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2020 or 2019.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019 are summarized below:

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$3,445	$3,445
OREO	—	—	5,415	5,415
Repossessed assets	—	1,100	—	1,100
Total assets measured at fair value on a non-recurring basis	$—	$1,100	$8,860	$9,960

	Carrying Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,243	$2,243
Repossessed assets	—	2,631	—	2,631
Total assets measured at fair value on a non-recurring basis	$—	$2,631	$2,243	$4,874
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

	Fair Value		Valuation Technique
	At December 31, 2020	At December 31, 2019
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$3,445	$2,243	Appraisal of collateral (1)
Other real estate owned	5,415	—	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2020.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2020
Financial assets:
Loans and leases, net	7,155,174	7,116,854	—	—	7,116,854
Restricted equity securities	49,786	49,786	—	—	49,786
Financial liabilities:
Certificates of deposit	2,083,907	2,092,867	—	2,092,867	—
Borrowed funds	820,247	818,681	—	818,681	—
At December 31, 2019
Financial assets:
Investment securities held-to-maturity:
GSE debentures	$31,228	$31,290	$—	$31,290	$—
GSE MBSs	9,360	9,279	—	9,279	—
Municipal obligations	45,692	46,514	—	46,514	—
Foreign government obligations	500	478	—	—	478
Loans and leases, net	6,676,734	6,697,583	—	—	6,697,583
Restricted equity securities	53,818	53,818	—	—	53,818
Financial liabilities:
Certificates of deposit	2,021,642	2,026,683	—	2,026,683	—
Borrowed funds	902,749	902,670	—	902,670	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2020 and 2019 and Statements of Income for the years ended December 31, 2020, 2019 and 2018 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2020	2019
	(In Thousands)
ASSETS
Cash and due from banks	$40,265	$35,736
Short-term investments	32	33
Total cash and cash equivalents	40,297	35,769
Equity securities held-for-trading	—	2,569
ESOP loan to Brookline Bank	502	752
Intercompany loan to Brookline Bank	10,000	30,000
Restricted equity securities	252	252
Premises and equipment, net	1,412	2,403
Deferred tax asset	1,818	1,742
Investment in subsidiaries, at equity	939,000	924,352
Goodwill	35,267	35,267
Other assets	13,871	12,116
Total assets	$1,042,419	$1,045,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$83,746	$83,591
Accrued expenses and other liabilities	16,895	16,025
Total liabilities	100,641	99,616

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	737,178	736,601
Retained earnings, partially restricted	264,892	265,376
Accumulated other comprehensive loss	16,490	2,283
Treasury stock, at cost; 6,525,783 shares and 5,003,127 shares, respectively	(77,343)	(59,073)
Unallocated common stock held by ESOP; 51,114 shares and 79,548 shares, respectively	(291)	(433)
Total stockholders' equity	941,778	945,606
Total liabilities and stockholders' equity	$1,042,419	$1,045,222

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$42,000	$29,000	$19,000
Marketable and restricted equity securities	52	147	37
ESOP loan to Brookline Bank	56	77	98
Intercompany loan to Brookline Bank	330	1,183	1,722
Total interest and dividend income	42,438	30,407	20,857
Interest expense:
Borrowed funds	5,108	5,274	5,223
Net interest income	37,330	25,133	15,634
Non-interest income:
Gain on securities, net	(1,306)	467	71
Other	123	—	16
Total non-interest income	(1,183)	467	87
Non-interest expense:
Compensation and employee benefits (1)	403	(507)	345
Occupancy	1,689	1,589	1,586
Equipment and data processing (1)	(745)	(770)	(798)
Directors' fees	433	461	417
Franchise taxes	250	306	321
Insurance	570	543	534
Professional services	841	548	364
Advertising and marketing	35	31	19
Merger and acquisition expense	—	—	452
Other (1)	(1,571)	(1,139)	(1,140)
Total non-interest expense	1,905	1,062	2,100
Loss before income taxes	34,242	24,538	13,621
Credit for income taxes	(1,427)	(969)	(1,976)
Income before equity in undistributed income of subsidiaries	35,669	25,507	15,597
Equity in undistributed income of subsidiaries	11,966	62,210	67,465
Net income	$47,635	$87,717	$83,062
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2020, 2019 and 2018 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$47,635	$87,717	$83,062
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(11,966)	(62,210)	(67,465)
Depreciation of premises and equipment	1,546	2,824	3,073
Amortization of debt issuance costs	100	100	100
Equity securities held-for-trading	2,569	666	(3,235)
Other operating activities, net	(18,655)	18,296	(50,014)
Net cash provided from (used for) operating activities	21,229	47,393	(34,479)
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Pay down (issuance) of intercompany loan to Brookline Bank	20,000	10,000	40,000
Purchase of restricted equity securities	—	(151)	(1)
Purchase of premises and equipment	(555)	(909)	(1,359)
Net cash provided from (used for) investing activities	19,695	9,190	38,890
Cash flows from financing activities:
Common stock issued for acquisition	—	—	55,183
Redemption of noncontrolling interest in subsidiary	—	(18,470)	—
Payment of dividends to owners of noncontrolling interest in subsidiary	—	(930)	—
Payment of dividends on common stock	(36,396)	(35,110)	(31,441)
Net cash (used for) provided from financing activities	(36,396)	(54,510)	23,742
Net increase (decrease) in cash and cash equivalents	4,528	2,073	28,153
Cash and cash equivalents at beginning of year	35,769	33,696	5,543
Cash and cash equivalents at end of year	$40,297	$35,769	$33,696
Supplemental disclosures of cash flow information:
Acquisition of First Commons Bank, N.A.:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$—	$292,025
Fair value of liabilities assumed	—	—	278,988

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(23) Quarterly Results of Operations (Unaudited)

	2020 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$80,467	$80,704	$82,124	$83,522
Interest expense	12,242	14,766	17,836	21,810
Net interest income	68,225	65,938	64,288	61,712
Provision for credit losses	(2,103)	4,528	5,347	54,114
Net interest income after provision for credit losses	70,328	61,410	58,941	7,598
Loan level derivative income, net	145	527	1,440	2,156
(Loss) gain on investment securities, net	—	54	586	1,330
Gain on sales of loans and leases held-for-sale	67	632	299	120
Other non-interest income	4,007	3,649	3,910	5,722
Amortization of identified intangible assets	(312)	(312)	(311)	(336)
Other non-interest expense	(39,728)	(40,635)	(38,798)	(40,412)
Income before provision for income taxes	34,507	25,325	26,067	(23,822)
Provision for income taxes	7,846	6,646	6,496	(6,546)
Net income attributable to Brookline Bancorp, Inc.	$26,661	$18,679	$19,571	$(17,276)
Earnings per share:
Basic	$0.34	$0.24	$0.25	$(0.22)
Diluted	0.34	0.24	0.25	(0.22)
Average common shares outstanding:
Basic	78,533,351	78,948,139	78,849,282	79,481,462
Diluted	78,680,873	79,055,901	79,015,274	79,665,774
Common stock price:
High	$12.40	$10.56	$12.57	$16.43
Low	8.68	8.23	8.51	9.97
Dividends per share	$0.115	$0.115	$0.115	$0.115

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2019 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$87,450	$87,906	$87,184	$85,086
Interest expense	23,519	24,670	24,050	22,087
Net interest income	63,931	63,236	63,134	62,999
Provision for credit losses	3,602	871	3,757	1,353
Net interest income after provision for credit losses	60,329	62,365	59,377	61,646
Loan level derivative income, net	2,494	2,251	1,772	1,745
Gain on sales of investment securities, net	133	(116)	357	134
Gain on sales of loans and leases held-for-sale	309	550	561	289
Other non-interest income	4,820	5,244	4,788	4,462
Amortization of identified intangible assets	(420)	(421)	(420)	(402)
Other non-interest expense	(38,395)	(39,770)	(39,184)	(38,469)
Income before provision for income taxes	29,270	30,103	27,251	29,405
Provision for income taxes	7,087	7,507	6,780	6,895
Net income before noncontrolling interest in subsidiary	22,183	22,596	20,471	22,510
Less net income attributable to noncontrolling interest in subsidiary	—	—	—	43
Net income attributable to Brookline Bancorp, Inc.	$22,183	$22,596	$20,471	$22,467
Earnings per share:
Basic	$0.28	$0.28	$0.26	$0.28
Diluted	0.28	0.28	0.26	0.28
Average common shares outstanding:
Basic	79,682,724	79,700,403	79,669,922	79,658,583
Diluted	79,845,447	79,883,510	79,886,292	79,843,578
Common stock price:
High	$16.83	$15.39	$15.92	$16.23
Low	14.36	13.73	14.35	13.90
Dividends per share	$0.115	$0.110	$0.110	$0.105
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
(25) Subsequent Events

The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration's (“SBA’s”) Paycheck Protection Program (“PPP”). The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. Additionally, the Economic Aid Act enacted on December 27, 2020 provides for a second round of PPP loans (the “PPP-2”). The Banks are participating in the PPP-2 as of January 27, 2021. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program. As of the filing date, the Banks have obtained SBA approval for 358 PPP-2 loans totaling $83 million. All PPP-2 loans have been funded.