Form 10-Q
period 2021-03-31
BROOKLINE BANCORP INC
filed 2021-05-05
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

At April 30, 2021, the number of shares of common stock, par value $0.01 per share, outstanding was 78,192,589.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2021	At December 31, 2020
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$41,284	$36,069
Short-term investments	89,643	398,848
Total cash and cash equivalents	130,927	434,917
Investment securities available-for-sale	729,901	745,822
Equity securities held-for-trading	518	526
Total investment securities	730,419	746,348
Loans and leases:
Commercial real estate loans	3,790,341	3,823,826
Commercial loans and leases	2,324,202	2,274,899
Consumer loans	1,153,009	1,170,828
Total loans and leases	7,267,552	7,269,553
Allowance for loan and lease losses	(109,837)	(114,379)
Net loans and leases	7,157,715	7,155,174
Restricted equity securities	40,400	49,786
Premises and equipment, net of accumulated depreciation of $83,290 and $82,233, respectively	72,524	71,568
Right-of-use asset operating leases	23,180	24,143
Deferred tax asset	42,857	40,129
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $38,984 and $38,752, respectively	2,920	3,152
Other real estate owned ("OREO") and repossessed assets, net	6,383	6,515
Other assets	192,058	250,265
Total assets	$8,559,810	$8,942,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,724,170	$1,592,205
Interest-bearing deposits	5,142,616	5,318,491
Total deposits	6,866,786	6,910,696
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	378,646	648,849
Subordinated debentures and notes	83,783	83,746
Other borrowed funds	83,574	87,652
Total borrowed funds	546,003	820,247
Operating lease liabilities	23,180	24,143
Mortgagors' escrow accounts	6,483	5,901
Reserve for unfunded credits	13,705	13,071
Accrued expenses and other liabilities	158,254	226,588
Total liabilities	7,614,411	8,000,646

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	737,882	737,178
Retained earnings, partially restricted	282,301	264,892
Accumulated other comprehensive income	2,082	16,490
Treasury stock, at cost; 6,534,602 shares and 6,525,783 shares, respectively	(77,463)	(77,343)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 44,502 shares and 51,114 shares, respectively	(255)	(291)
Total stockholders' equity	945,399	941,778
Total liabilities and stockholders' equity	$8,559,810	$8,942,424
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2021	2020
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$75,009	$79,559
Debt securities	3,118	2,976
Marketable and restricted equity securities	301	778
Short-term investments	39	209
Total interest and dividend income	78,467	83,522
Interest expense:
Deposits	6,707	16,240
Borrowed funds	2,651	5,570
Total interest expense	9,358	21,810
Net interest income	69,109	61,712
(Credit) provision for credit losses	(2,147)	54,114
Net interest income after provision for credit losses	71,256	7,598
Non-interest income:
Deposit fees	2,281	2,458
Loan fees	599	550
Loan level derivative income, net	474	2,156
(Loss) gain on investment securities, net	(7)	1,330
Gain on sales of loans and leases held-for-sale	709	120
Other	738	2,714
Total non-interest income	4,794	9,328
Non-interest expense:
Compensation and employee benefits	25,821	25,219
Occupancy	4,004	3,953
Equipment and data processing	4,493	4,703
Professional services	1,226	1,651
FDIC insurance	1,044	378
Advertising and marketing	1,100	1,075
Amortization of identified intangible assets	232	336
Other	2,891	3,433
Total non-interest expense	40,811	40,748
Income (loss) before provision for income taxes	35,239	(23,822)
Provision (benefit) for income taxes	8,785	(6,546)
Net income (loss)	$26,454	$(17,276)
Earnings per common share:
Basic	$0.34	$(0.22)
Diluted	0.34	(0.22)
Weighted average common shares outstanding during the year:
Basic	78,143,752	79,481,462
Diluted	78,404,063	79,665,774
Dividends paid per common share	$0.115	$0.115

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Net income (loss)	$26,454	$(17,276)

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(18,481)	18,810
Income tax (expense) benefit	4,073	(4,146)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(14,408)	14,664

Cash flow hedges:
Change in fair value of cash flow hedges	2	—
Reclassification adjustment for (income) expense recognized in earnings	(2)	—
Net change in fair value of cash flow hedges	—	—

Other comprehensive income (loss), net of taxes	(14,408)	14,664

Comprehensive income (loss)	$12,046	$(2,612)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net income	—	—	26,454	—	—	—	26,454
Other comprehensive income (loss)	—	—	—	(14,408)	—	—	(14,408)
Common stock dividends of $0.115 per share	—	—	(8,992)	—	—	—	(8,992)
Restricted stock awards issued, net of awards surrendered	—	120	—	—	(120)	—	—
Compensation under recognition and retention plans	—	537	(53)	—	—	—	484
Common stock held by ESOP committed to be released (6,612 shares)	—	47	—	—	—	36	83
Balance at March 31, 2021	$852	$737,882	$282,301	$2,082	$(77,463)	$(255)	$945,399

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606
Net loss	—	—	(17,276)	—	—	—	(17,276)
Other comprehensive income (loss)	—	—	—	14,664	—	—	14,664
Common stock dividends of $0.115 per share	—	—	(9,173)	—	—	—	(9,173)
Compensation under recognition and retention plans	—	758	(45)	—	(134)	—	579
Treasury stock, repurchase shares	—	—	—	—	(10,410)	—	(10,410)
Common stock held by ESOP committed to be released (7,107 shares)	—	63	—	—	—	38	101
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)
Balance at March 31, 2020	$852	$737,422	$227,359	$16,947	$(69,617)	$(395)	$912,568

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$26,454	$(17,276)
Adjustments to reconcile net income to net cash provided from operating activities:
(Credit) provision for credit losses	(2,147)	54,114
Deferred income tax expense (benefit)	1,345	(17,270)
Depreciation of premises and equipment	1,318	1,581
Amortization of investment securities premiums and discounts, net	770	384
Amortization of deferred loan and lease origination costs, net	1,584	2,154
Amortization of identified intangible assets	232	336
Amortization of debt issuance costs	25	26
Accretion of acquisition fair value adjustments, net	(51)	(372)
Loss (gain) on investment securities, net	7	(1,330)
Gain on sales of loans and leases held-for-sale	(709)	(120)
Write-down of OREO and other repossessed assets	129	354
Compensation under recognition and retention plans	536	624
ESOP shares committed to be released	83	101
Net change in:
Cash surrender value of bank-owned life insurance	(251)	(254)
Other assets	58,480	(103,913)
Accrued expenses and other liabilities	(68,387)	173,346
Net cash provided from operating activities	19,418	92,485

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	86,434
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	46,184	25,530
Purchases of investment securities available-for-sale	(49,514)	(273,252)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	—	6,302
Proceeds from redemption/sales of restricted equity securities	9,386	2,944
Purchase of restricted equity securities	—	(17,598)
Proceeds from sales of loans and leases held-for-investment, net	50	5,800
Net increase in loans and leases	(995)	(96,414)
Purchase of premises and equipment, net	(2,347)	(1,071)
Proceeds from sales of OREO and other repossessed assets	385	1,972
Net cash provided from (used for) investing activities	3,149	(259,353)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	296,341	57,871
(Decrease) increase in certificates of deposit	(340,207)	2,333
Proceeds from FHLBB advances	63,300	1,736,600
Repayment of FHLBB advances	(333,503)	(1,357,638)
(Decrease) increase in other borrowed funds, net	(4,078)	10,054
Increase in mortgagors' escrow accounts, net	582	209
Repurchases of common stock	—	(10,410)
Payment of dividends on common stock	(8,992)	(9,173)
Net cash (used for) provided from financing activities	(326,557)	429,846
Net (decrease) increase in cash and cash equivalents	(303,990)	262,978
Cash and cash equivalents at beginning of period	434,917	77,790
Cash and cash equivalents at end of period	$130,927	$340,768

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$11,007	$23,227
Income taxes	2,212	2,070
Non-cash investing activities:
Transfer from loans to other real estate owned	$382	$1,733

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
The Banks' activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in New England, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, New York, and Macrolease, which is based in Plainview, New York, respectively.
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
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated it's withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts are and will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

(2) Recent Accounting Pronouncements
Accounting Standards Adopted in 2021 and 2020
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for lifetime expected losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. The Company adopted all of the above mentioned ASU as of January 1, 2020. The standard had an impact on our consolidated balance sheet. On adoption, the Company recognized an increase in the allowance for loan and lease losses of $6.6 million, and an increase in the reserve for unfunded commitments of $8.9 million. The net, after-tax impact of the increase in the allowance for loan and lease losses and reserve for unfunded commitments was a decrease to retained earnings of $11.5 million shown in the Consolidated Statements of Changes in Stockholders’ Equity. Additional details can be found in Notes 3, 4 and 5.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. There was a de minimis allowance for credit loss ("ACL") on available-for-sale debt securities recognized upon adoption and as of December 31, 2020.
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,315	$4,130	$5,919	$271,526
GSE CMOs	39,980	957	12	40,925
GSE MBSs	271,231	5,981	1,146	276,066
Corporate debt obligations	22,269	978	—	23,247
U.S. Treasury bonds	119,817	1,586	3,762	117,641
Foreign government obligations	500	—	4	496
Total investment securities available-for-sale	$727,112	$13,632	$10,843	$729,901
Equity securities held-for-trading				$518

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,820	$5,455	$630	$278,645
GSE CMOs	44,937	1,103	12	46,028
GSE MBSs	312,658	10,956	5	323,609
Corporate debt obligations	22,299	1,168	—	23,467
U.S. Treasury bonds	70,339	3,318	80	73,577
Foreign government obligations	500	—	4	496
Total investment securities available-for-sale	$724,553	$22,000	$731	$745,822
Equity securities held-for-trading				$526
As of March 31, 2021, the fair value of all investment securities available-for-sale was $729.9 million, with net unrealized gains of $2.8 million, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of March 31, 2021, $261.6 million, or 35.8% of the portfolio, had gross unrealized losses of $10.8 million, compared to $86.9 million, or 11.7% of the portfolio, with gross unrealized losses of $0.7 million as of December 31, 2020.
Effective March 31, 2020, all investment securities classified as held-to-maturity were reclassified as available for sale to prudently reflect the ability and intent to not hold these assets to maturity due to the economic uncertainty created by the COVID-19 pandemic.
As of March 31, 2021 and December 31, 2020, the Company recorded a fair value of $0.5 million of equity securities held-for-trading.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Investment Securities as Collateral
As of March 31, 2021 and December 31, 2020, respectively, $413.5 million and $448.7 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of March 31, 2021 and December 31, 2020.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.5 million and $2.6 million, respectively, as of March 31, 2021 and December 31, 2020.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2021 and 2020.
Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2021 and December 31, 2020 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$118,064	$5,919	$—	$—	$118,064	$5,919
GSE CMOs	513	10	707	2	1,220	12
GSE MBSs	70,289	1,145	95	1	70,384	1,146
U.S. Treasury bonds	71,450	3,762	—	—	71,450	3,762
Foreign government obligations	—	—	496	4	496	4
Temporarily impaired investment securities available-for-sale	260,316	10,836	1,298	7	261,614	10,843
Total temporarily impaired investment securities	$260,316	$10,836	$1,298	$7	$261,614	$10,843

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$72,745	$630	$—	$—	$72,745	$630
GSE CMOs	832	7	872	5	1,704	12
GSE MBSs	2,102	5	97	—	2,199	5
U.S. Treasury bonds	9,750	80	—	—	9,750	80
Foreign government obligations	—	—	496	4	496	4
Temporarily impaired investment securities available-for-sale	85,429	722	1,465	9	86,894	731
Total temporarily impaired investment securities	$85,429	$722	$1,465	$9	$86,894	$731
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2021.The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of March 31, 2021. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of March 31, 2021, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $6.3 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $7.3 million as of December 31, 2020.
As of March 31, 2021, the Company owned 54 GSE debentures with a total fair value of $271.5 million, and a net unrealized loss of $1.8 million. As of December 31, 2020, the Company held 54 GSE debentures with a total fair value of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
$278.6 million, with a net unrealized gain of $4.8 million. As of March 31, 2021, 12 of the 54 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 7 of the 54 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2021, the Company did not purchase GSE debentures. This compares to the same period in 2020 when the Company purchased $75.2 million GSE debentures. During the three months ended March 31, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of March 31, 2021, the Company owned 33 GSE CMOs with a total fair value of $40.9 million and a net unrealized gain of $0.9 million. As of December 31, 2020, the Company held 33 GSE CMOs with a total fair value of $46.0 million with a net unrealized gain of $1.1 million. As of March 31, 2021, 2 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2021 and 2020, the Company did not purchase any GSE CMOs.
As of March 31, 2021, the Company owned 139 GSE MBSs with a total fair value of $276.1 million and a net unrealized gain of $4.8 million. As of December 31, 2020, the Company held 140 GSE MBSs with a total fair value of $323.6 million with a net unrealized gain of $11.0 million. As of March 31, 2021, 23 of the 139 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 17 of the 140 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2021, the Company did not purchase any GSE MBSs. This compares to the same period in 2020 when the Company purchased $176.9 million GSE MBSs. During the three months ended March 31, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2021, the Company held 6 corporate obligation securities with a total fair value of $23.2 million and a net unrealized gain of $1.0 million. As of December 31, 2020, the Company held 6 corporate obligation securities with a total fair value of $23.5 million and a net unrealized gain of $1.2 million. As of March 31, 2021 and December 31, 2020, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2021 and 2020, the Company did not purchase any corporate obligations. During the three months ended March 31, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2021, the Company owned 17 U.S. Treasury bonds with a total fair value of $117.6 million and an unrealized loss of $2.2 million. This compares to 12 U.S. Treasury bonds with a total fair value of $73.6 million and an unrealized gain of $3.2 million as of December 31, 2020. As of March 31, 2021, 8 of the 17 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 1 of the 12 securities in this portfolio was an unrealized loss position. During the three months ended March 31, 2021 the Company purchased $49.5 million U.S. Treasury bonds, compared to the same period in 2020 when the Company purchased $21.2 million U.S. Treasury bonds.
Municipal Obligations
As of March 31, 2021 and December 31, 2020, the Company did not own any municipal obligation securities. During the three months March 31, 2021 and 2020, the Company did not purchase any municipal obligations. During the three months ended March 31, 2020, the Company transferred 93 held-to-maturity municipal obligations securities with a total fair value of $47.7 million to our available-for-sale portfolio.
Foreign Government Obligations
As of March 31, 2021 and December 31, 2020, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2021 and December 31, 2020 respectively, the security was

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
in an unrealized loss position. During the three months ended March 31, 2021 and 2020, the Company did not purchase any foreign government obligations.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of March 31, 2021 and December 31, 2020, the Company owned equity securities held-for-trading with a fair value of $0.5 million.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2021			At December 31, 2020
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$49,597	$50,149	1.99%	$31,633	$32,013	2.02%
After 1 year through 5 years	132,676	138,463	2.23%	146,274	153,262	2.22%
After 5 years through 10 years	261,816	254,174	1.38%	222,271	225,568	1.43%
Over 10 years	283,023	287,115	2.01%	324,375	334,979	1.86%
	$727,112	$729,901	1.84%	$724,553	$745,822	1.81%
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
As of March 31, 2021, issuers of debt securities with an estimated fair value of $88.3 million had the right to call or prepay the obligations. Of the $88.3 million, approximately $12.7 million matures in 1 - 5 years, $66.2 million matures in 6 - 10 years, and $9.4 million matures after ten years. As of December 31, 2020, issuers of debt securities with an estimated fair value of approximately $90.8 million had the right to call or prepay the obligations. Of the $90.8 million, $12.9 million matures in 1-5 years, and $68.1 million matures in 6 - 10 years, and $9.8 million matures after ten years.
Security Sales
No sale of investment securities available-for-sale or equity securities held-for-trading occurred during the three months ended March 31, 2021. This compares to $86.4 million securities sold during the three months ended March 31, 2020.
Sales of investment and restricted equity securities are summarized as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$—	$86,435

Gross gains from securities sales	—	2,446
Gross losses from securities sales	—	(93)
Gain on sales of securities, net	$—	$2,353

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2021		At December 31, 2020
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,595,240	3.48%	$2,578,773	3.58%
Multi-family mortgage	1,000,474	3.48%	1,013,432	3.53%
Construction	194,627	3.60%	231,621	3.49%
Total commercial real estate loans	3,790,341	3.49%	3,823,826	3.56%
Commercial loans and leases:
Commercial[1]	1,206,977	2.35%	1,131,668	2.55%
Equipment financing	1,069,621	7.17%	1,092,461	7.26%
Condominium association	47,604	4.54%	50,770	4.55%
Total commercial loans and leases	2,324,202	4.61%	2,274,899	4.86%
Consumer loans:
Residential mortgage	781,854	3.68%	791,317	3.74%
Home equity	334,706	3.25%	346,652	3.26%
Other consumer	36,449	2.92%	32,859	3.04%
Total consumer loans	1,153,009	3.53%	1,170,828	3.58%
Total loans and leases	$7,267,552	3.84%	$7,269,553	3.97%
______________________________________________________________________
(1) Including $604,790 of PPP loans as of March 31, 2021. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of March 31, 2021.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $21.0 million and $20.5 million at March 31, 2021 and December 31, 2020, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination costs included in total loans and leases were $5.6 million and $4.1 million as of March 31, 2021 and December 31, 2020, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 12.7% of which is in the greater New York and New Jersey metropolitan area and 87.3% of which is in other areas in the United States of America as of March 31, 2021.

Loans and Leases Pledged as Collateral
As of March 31, 2021 and 2020, there were $3.3 billion and $3.5 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2021 and December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	—	(2,140)	(3)	(2,143)
Recoveries	—	331	52	383
(Credit) provision for loan and lease losses excluding unfunded commitments	(203)	(1,864)	(715)	(2,782)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837

	Three Months Ended March 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Charge-offs	—	(2,527)	(12)	(2,539)
Recoveries	—	247	58	305
Provision for loan and lease losses	40,200	6,900	601	47,701
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $13.7 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(203)	$40,200
Commercial	(1,864)	6,900
Consumer	(715)	601
Total (credit) provision for loan and lease losses	(2,782)	47,701
Unfunded commitments	635	6,413
Total (credit) provision for credit losses	$(2,147)	$54,114
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The March 31, 2021 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

For March 31, 2021, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts as compared to previous quarters. Additional qualitative adjustments were applied to the Commercial, Multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding and Macrolease portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
Notes to Unaudited Consolidated Financial Statements (Continued)
Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
The general allowance for loan and lease losses was $108.7 million as of March 31, 2021, compared to $112.1 million as of December 31, 2020. The reduction in the ACL is attributable to portfolio contraction, continued low level of net charge-offs, an improving macro-economic forecast, and qualitative adjustments that consider longer-term risks.

The specific allowance for loan and lease losses was $1.1 million as of March 31, 2021, compared to $2.3 million as of December 31, 2020. The specific allowance decreased by $1.2 million during the three months ended March 31, 2021 primarily due to the payoff of two commercial relationship which had a specific reserve of $0.3 million, one equipment financing relationship which had a specific reserve of $0.1 million, a partial charge off on one equipment financing relationship of $0.7 million and the and the decrease in specific reserves for the remaining individually evaluated loans due to improving collection prospects.
As of March 31, 2021, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information

The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2021.

	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$80,520	$357,115	$366,961	$283,214	$252,971	$1,115,585	$55,390	$12,645	$2,524,401
OAEM	693	736	27,369	—	—	35,014	—	—	63,812
Substandard	—	210	—	—	1,617	5,139	—	61	7,027
Total	81,213	358,061	394,330	283,214	254,588	1,155,738	55,390	12,706	2,595,240
Multi-Family Mortgage
Pass	14,673	124,227	145,143	165,079	99,440	416,861	5,218	27,457	998,098
OAEM	—	—	—	—	—	2,376	—	—	2,376
Total	14,673	124,227	145,143	165,079	99,440	419,237	5,218	27,457	1,000,474
Construction
Pass	2,272	46,896	46,555	85,292	665	632	4,697	—	187,009
Substandard	—	—	4,853	—	—	2,765			7,618
Total	2,272	46,896	51,408	85,292	665	3,397	4,697	—	194,627
Commercial

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Pass	237,440	451,623	55,419	37,516	35,407	129,638	226,438	1,716	1,175,197
OAEM	—	1,589	4,436	—	16,242	12	1,840	—	24,119
Substandard	—	—	—	118	345	2,902	3,716	578	7,659
Doubtful	—	—	—	—	—	—	—	2	2
Total	237,440	453,212	59,855	37,634	51,994	132,552	231,994	2,296	1,206,977
Equipment Financing
Pass	65,631	318,891	286,098	186,109	105,056	86,647	1,868	556	1,050,856
OAEM	—	196	1,058	293	96	709	—	—	2,352
Substandard	—	1,000	2,787	5,224	3,678	2,529	—	—	15,218
Doubtful	—	1	450	65	27	652	—	—	1,195
Total	65,631	320,088	290,393	191,691	108,857	90,537	1,868	556	1,069,621
Condominium Association
Pass	187	7,409	9,206	5,194	7,385	16,769	1,172	176	47,498
Substandard	—	—	—	—	—	106	—	—	106
Total	187	7,409	9,206	5,194	7,385	16,875	1,172	176	47,604
Other Consumer
Pass	35	852	523	1,827	31	869	32,295	15	36,447
Substandard	—	—	—	—	—	1	—	1	2
Total	35	852	523	1,827	31	870	32,295	16	36,449
Total
Pass	400,758	1,307,013	909,905	764,231	500,955	1,767,001	327,078	42,565	6,019,506
OAEM	693	2,521	32,863	293	16,338	38,111	1,840	—	92,659
Substandard	—	1,210	7,640	5,342	5,640	13,442	3,716	640	37,630
Doubtful	—	1	450	65	28	652	—	2	1,198
Total	$401,451	$1,310,745	$950,858	$769,931	$522,961	$1,819,206	$332,634	$43,207	$6,150,993
As of March 31, 2021, there were no loans categorized as definite loss.

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$22,650	$119,549	$89,528	$57,286	$49,514	$162,830	$4,002	$—	$505,359
661 - 700	3,036	24,134	18,328	10,110	13,852	30,005	—	—	99,465
600 and below	682	6,914	4,700	5,053	4,234	16,956	—	—	38,539
Data not available*	2,177	17,969	17,003	15,591	13,248	71,181	—	1,322	138,491
Total	$28,545	$168,566	$129,559	$88,040	$80,848	$280,972	$4,002	$1,322	$781,854
Home Equity
Credit Scores
Over 700	$553	$1,534	$2,421	$2,249	$2,507	$12,331	$239,483	$2,303	$263,381
661 - 700	51	118	440	476	260	2,354	44,625	616	48,940
600 and below	—	58	106	260	13	550	10,267	1,058	12,312
Data not available*	—	68	—	—	—	1,318	7,719	968	10,073
Total	$604	$1,778	$2,967	$2,985	$2,780	$16,553	$302,094	$4,945	$334,706
_______________________________________________________________________________
* Represents loans and leases for which data are not available.

The following tables present the recorded investment in loans in each class as of December 31, 2020, by credit quality indicator.

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$352,832	$412,071	$282,629	$255,786	$243,477	$944,676	$55,392	$12,585	$2,559,448
OAEM	—	477	—	—	3,312	8,991	—	—	12,780
Substandard	—	—	—	1,261	2	5,220	—	62	6,545
Doubtful	—	—	—	—	—	—	—	—	—
Total	352,832	412,548	282,629	257,047	246,791	958,887	55,392	12,647	2,578,773
Multi-Family Mortgage
Pass	125,434	136,620	162,180	103,997	127,873	304,224	15,845	34,871	1,011,044
OAEM	—	—	—	—	—	2,388	—	—	2,388
Total	125,434	136,620	162,180	103,997	127,873	306,612	15,845	34,871	1,013,432
Construction

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Pass	46,249	56,074	112,856	1,799	2,788	404	3,834	—	224,004
Substandard	—	4,853	—	—	2,764	—	—	—	7,617
Total	46,249	60,927	112,856	1,799	5,552	404	3,834	—	231,621
Commercial
Pass	574,542	66,278	41,325	62,112	22,085	113,715	226,495	1,687	1,108,239
OAEM	310	4,850	—	—	35	17	5,382	—	10,594
Substandard	80	—	129	389	29	7,612	3,930	664	12,833
Doubtful	—	—	—	—	—	—	—	2	2
Total	574,932	71,128	41,454	62,501	22,149	121,344	235,807	2,353	1,131,668
Equipment Financing
Pass	332,375	306,231	209,219	121,845	56,241	45,451	636	576	1,072,574
OAEM	196	1,066	290	93	609	85		—	2,339
Substandard	402	4,385	5,280	3,545	1,891	631	—	—	16,134
Doubtful	1	64	24	27	1,292	6	—	—	1,414
Total	332,974	311,746	214,813	125,510	60,033	46,173	636	576	1,092,461
Condominium Association
Pass	6,455	9,918	5,399	7,928	5,213	12,682	2,684	379	50,658
Substandard	—	—	—	—	112	—	—	—	112
Total	6,455	9,918	5,399	7,928	5,325	12,682	2,684	379	50,770
Other Consumer
Pass	694	549	1,938	32	570	301	28,755	18	32,857
Substandard	—	—	—	—	—	—	—	2	2
Total	694	549	1,938	32	570	301	28,755	20	32,859
Total
Pass	1,438,581	987,741	815,546	553,499	458,247	1,421,453	333,641	50,116	6,058,824
OAEM	506	6,393	290	93	3,956	11,481	5,382	—	28,101
Substandard	482	9,238	5,409	5,195	4,798	13,463	3,930	728	43,243
Doubtful	1	64	24	27	1,292	6	—	2	1,416
Total	$1,439,570	$1,003,436	$821,269	$558,814	$468,293	$1,446,403	$342,953	$50,846	$6,131,584
As of December 31, 2020, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving	Converted	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,566	$94,300	$62,452	$53,662	$47,327	$124,999	$4,442	$—	$506,748
661 - 700	21,820	19,426	10,943	15,616	8,132	23,282	—	—	99,219
600 and below	6,901	5,659	4,763	4,318	4,553	13,997	—	—	40,191
Data not available*	19,209	17,082	16,199	14,153	5,729	71,456	—	1,331	145,159
Total	$167,496	$136,467	$94,357	$87,749	$65,741	$233,734	$4,442	$1,331	$791,317
Home Equity
Credit Scores
Over 700	$1,546	$2,832	$2,440	$2,770	$910	$12,804	$247,538	$2,397	$273,237
661 - 700	122	459	499	566	305	2,793	45,356	1,334	51,434
600 and below	59	108	266	13	39	541	10,139	878	12,043
Data not available*	61	—	—	—	—	1,387	7,330	1,160	9,938
Total	$1,788	$3,399	$3,205	$3,349	$1,254	$17,525	$310,363	$5,769	$346,652

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2021
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$5,489	$3,946	$3,366	$12,801	$2,582,439	$2,595,240	$—	$3,611	$2,902
Multi-family mortgage	1,141	—	—	1,141	999,333	1,000,474	—	—	—
Construction	3,764	—	3,853	7,617	187,010	194,627	—	3,853	3,853
Total commercial real estate loans	10,394	3,946	7,219	21,559	3,768,782	3,790,341	—	7,464	6,755
Commercial loans and leases:
Commercial	229	—	1,213	1,442	1,205,535	1,206,977	62	3,161	1,882
Equipment financing	4,010	2,115	9,501	15,626	1,053,995	1,069,621	1,113	15,772	4,260
Condominium association	—	—	—	—	47,604	47,604	—	106	106
Total commercial loans and leases	4,239	2,115	10,714	17,068	2,307,134	2,324,202	1,175	19,039	6,248
Consumer loans:
Residential mortgage	1,979	459	3,254	5,692	776,162	781,854	—	3,722	3,260
Home equity	1,056	1	531	1,588	333,118	334,706	4	792	557
Other consumer	12	1	1	14	36,435	36,449	—	2	—
Total consumer loans	3,047	461	3,786	7,294	1,145,715	1,153,009	4	4,516	3,817
Total loans and leases	$17,680	$6,522	$21,719	$45,921	$7,221,631	$7,267,552	$1,179	$31,019	$16,820
There is no interest income recognized on non-accrual loans for the three months ended March 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2020.

	At December 31, 2020
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing		Non-accrual with No Related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual
	(In Thousands)

Commercial real estate loans:
Commercial real estate	$18,294	$12,402	$7,272	$37,968	$2,540,805	$2,578,773	$4,722	$3,300	$2,580
Multi-family mortgage	813	—	—	813	1,012,619	1,013,432	—	—	—
Construction	—	—	7,617	7,617	224,004	231,621	3,764	3,853	3,853
Total commercial real estate loans	19,107	12,402	14,889	46,398	3,777,428	3,823,826	8,486	7,153	6,433
Commercial loans and leases:
Commercial	451	304	9,171	9,926	1,121,742	1,131,668	3,486	7,702	6,263
Equipment financing	5,970	2,263	9,391	17,624	1,074,837	1,092,461	—	16,757	4,062
Condominium association	282	297	—	579	50,191	50,770	—	112	112
Total commercial loans and leases	6,703	2,864	18,562	28,129	2,246,770	2,274,899	3,486	24,571	10,437
Consumer loans:
Residential mortgage	2,161	648	3,841	6,650	784,667	791,317	—	5,587	5,117
Home equity	580	215	588	1,383	345,269	346,652	3	1,136	824
Other consumer	13	—	1	14	32,845	32,859	—	1	—
Total consumer loans	2,754	863	4,430	8,047	1,162,781	1,170,828	3	6,724	5,941
Total loans and leases	$28,564	$16,129	$37,881	$82,574	$7,186,979	$7,269,553	$11,975	$38,448	$22,811

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

	At March 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$132	$907	$94	$1,133
Collectively evaluated	79,797	24,918	3,989	108,704
Total	$79,929	$25,825	$4,083	$109,837

Loans and Leases:
Individually evaluated	$14,927	$20,198	$6,414	$41,539
Collectively evaluated	3,775,414	2,304,004	1,146,595	7,226,013
Total	$3,790,341	$2,324,202	$1,153,009	$7,267,552

	At December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$183	$2,020	$108	$2,311
Collectively evaluated	79,949	27,478	4,641	112,068
Total loans and leases	$80,132	$29,498	$4,749	$114,379

Loans and Leases:
Individually evaluated	$14,159	$24,727	$8,760	$47,646
Collectively evaluated	3,809,667	2,250,172	1,162,068	7,221,907
Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Leases
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2021	At December 31, 2020
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,770	$11,483
On nonaccrual	6,293	7,476
Total troubled debt restructurings	$23,063	$18,959

Total TDR loans and leases increased by $4.1 million to $23.1 million at March 31, 2021 from $19.0 million at December 31, 2020, primarily driven by two new TDR relationships, consisting of one $3.7 million construction relationship and one $1.3 million equipment financing relationship, partially offset by the payoff of one TDR relationship during the three months ended March 31, 2021.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended March 31, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Commercial real estate	1	$497	$497	—	—	—	—
Construction	4	2,764	2,764
Equipment financing	12	1,718	1,731	—	234	—	—
Total loans and leases	17	$4,979	$4,992	$—	$234	$—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended March 31, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate	—	—		—	—	1	228
Commercial	1	297	295	—	295	—	—
Equipment financing	2	200	200	—	—	—	—
Total loans and leases	3	$497	$495	$—	$295	1	$228
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Extended maturity	$4,300	$295
Combination maturity, principal, interest rate	693	200
Total	$4,993	$495
The TDR loans and leases that were modified for the three months ended March 31, 2021 and 2020 were $5.0 million and $0.5 million, respectively. The increases in TDR loans and leases that were modified for the three months ended March 31, 2021 were primarily due to the modification of two construction relationships totaling $2.7 million and five equipment finance relationships totaling $1.7 million during the three months ended March 31, 2020.
The net charge-offs for performing and nonperforming TDR loans and leases for the three months ended March 31, 2021 and 2020 were $0.6 million and $0.1 million, respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of March 31, 2021 was $2.1 million. As of March 31, 2020, there were $2.3 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of March 31, 2021, the Company granted 4,603 short-term deferments on loan and lease balances of $1.1 billion of which 4,262 loans and leases representing balances $955.6 million returned to payment and 341 loans and leases representing balances of $125.7 million remain in deferment. The outstanding deferred loans and leases represent 1.7% of the Company's total loan and lease balances.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2021	At December 31, 2020
	(In Thousands)
Goodwill	$160,427	$160,427
Other intangible assets:
Core deposits	1,831	2,063
Trade name	1,089	1,089
Total other intangible assets	2,920	3,152
Total goodwill and other intangible assets	$163,347	$163,579
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.5 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2021	$644
Year ending:
2022	494
2023	263
2024	151
2025	103
2026	74
Thereafter	102
Total	$1,831
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2021 and 2020, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(14,408)	2	—	(14,406)
Reclassification adjustment for (income) expense recognized in earnings	—	(2)	—	(2)
Balance at March 31, 2021	$2,174	$7	$(99)	$2,082

	Three Months Ended March 31, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income (loss)	14,664	—	—	14,664
Balance at March 31, 2020	$16,863	$—	$84	$16,947

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
As of March 31, 2021, the Company paid its counterparties a fixed weighted average interest rate of 0.08% over a maximum period of 2 years for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	134	$—	$10,876	$13,949	$118,504	$1,089,153	$1,232,482	$71,310
Pay fixed, receive variable	134	—	10,876	13,949	118,504	1,089,153	1,232,482	71,310
Risk participation-out agreements	37	—	—	6,975	22,718	233,737	263,430	1,019
Risk participation-in agreements	8	—	—	18,929	—	41,360	60,289	205

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$1,416	$—	$—	$—	$—	$1,416	$99
Sells foreign currency, buys U.S. currency	21	1,422	—	—	—	—	1,422	93

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	136	$—	$8,541	$16,447	$99,014	$1,090,144	$1,214,146	$129,284
Pay fixed, receive variable	136	—	8,541	16,447	99,014	1,090,144	1,214,146	129,284
Risk participation-out agreements	37	—	—	7,009	22,733	222,913	252,655	1,843
Risk participation-in agreements	8	—	—	19,000	—	41,619	60,619	361

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,266	$—	$—	$—	$—	$1,266	$156
Sells foreign currency, buys U.S. currency	20	1,273	—	—	—	—	1,273	148

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $149.4 million and $166.5 million in the normal course of business as of March 31, 2021 and December 31, 2020, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$10	$—	$10	$—	$—	$10
Derivatives not designated as hedging instruments:
Loan level derivatives	$84,128	$—	$84,128	$—	$—	$84,128
Risk participation-out agreements	1,019	—	1,019	—	—	1,019
Foreign exchange contracts	99	—	99	—	—	99
Total	$85,256	$—	$85,256	$—	$—	$85,256

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2	$—	$2	$—	$—	$2
Derivatives not designated as hedging instruments:
Loan level derivatives	$84,128	$—	$84,128	$138,110	$11,280	$(65,262)
Risk participation-in agreements	205	—	205	—	—	205
Foreign exchange contracts	93	—	93	—	—	93
Total	$84,428	$—	$84,428	$138,110	$11,280	$(64,962)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Interest rate derivatives	$8	$—	$8	$—	$—	$8
Loan level derivatives	131,328	—	131,328	—	—	131,328
Risk participation-out agreements	1,843	—	1,843	—	—	1,843
Foreign exchange contracts	156	—	156	—	—	156
Total	$133,335	$—	$133,335	$—	$—	$133,335

Liability derivatives
Loan level derivatives	$131,328	$—	$131,328	$155,220	$11,280	$(35,172)
Risk participation-in agreements	361	—	361	—	—	361
Foreign exchange contracts	148	—	148	—	—	148
Total	$131,837	$—	$131,837	$155,220	$11,280	$(34,663)
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

	Fair Value
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(Dollars in Thousands)
Derivatives designated as hedges	$8	$—
Gain in OCI on derivatives (effective portion), net of tax	$7	$—
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$2	$—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(9) Stock Based Compensation
As of March 31, 2021, the Company had 2 active equity plans: the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.
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
During the three months ended March 31, 2021 and March 31, 2020, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.5 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$26,454	$26,454	$(17,276)	$(17,276)

Denominator:
Weighted average shares outstanding	78,143,752	78,143,752	79,481,462	79,481,462
Effect of dilutive securities	—	260,311	—	184,312
Adjusted weighted average shares outstanding	78,143,752	78,404,063	79,481,462	79,665,774

EPS	$0.34	$0.34	$(0.22)	$(0.22)

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2021 and December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$271,526	$—	$271,526
GSE CMOs	—	40,925	—	40,925
GSE MBSs	—	276,066	—	276,066
Corporate debt obligations	—	23,247	—	23,247
U.S. Treasury bonds	—	117,641	—	117,641
Foreign government obligations	—	496	—	496
Total investment securities available-for-sale	$—	$729,901	$—	$729,901
Equity securities held-for-trading	$—	$518	$—	$518
Interest rate derivatives	—	10	—	10
Loan level derivatives	—	84,128	—	84,128
Risk participation-out agreements	—	1,019	—	1,019
Foreign exchange contracts	—	99	—	99
Liabilities:
Interest rate derivatives	$—	$2	$—	$2
Loan level derivatives	—	84,128	—	84,128
Risk participation-in agreements	—	205	—	205
Foreign exchange contracts	—	93	—	93

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$278,645	$—	$278,645
GSE CMOs	—	46,028	—	46,028
GSE MBSs	—	323,609	—	323,609
Corporate debt obligations	—	23,467	—	23,467
U.S. Treasury bonds	—	73,577	—	73,577
Foreign government obligations	—	496	—	496
Total investment securities available-for-sale	$—	$745,822	$—	$745,822
Equity securities held-for-trading	$—	$526	$—	$526
Interest rate derivatives	—	8	—	8
Loan level derivatives	—	131,328	—	131,328
Risk participation-out agreements	—	1,843	—	1,843
Foreign exchange contracts	—	156	—	156
Liabilities:
Loan level derivatives	—	131,328	—	131,328
Risk participation-in agreements	—	361	—	361
Foreign exchange contracts	—	148	—	148
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2021 and December 31, 2020, none of the investment securities were valued using pricing models included in Level 3.
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
Notes to Unaudited Consolidated Financial Statements (Continued)
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2021 and December 31, 2020, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$844	$844
OREO	—	—	5,328	5,328
Repossessed assets	—	1,055	—	1,055
Total assets measured at fair value on a non-recurring basis	$—	$1,055	$6,172	$7,227

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$3,445	$3,445
OREO	—	—	5,415	5,415
Repossessed assets	—	1,100	—	1,100
Total assets measured at fair value on a non-recurring basis	$—	$1,100	$8,860	$9,960
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

	Fair Value		Valuation Technique
	At March 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$844	$3,445	Appraisal of collateral (1)
Other real estate owned	5,328	5,415	Appraisal of collateral (1)
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

			Fair Value Measurements at March 31, 2021
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$7,157,715	$7,122,319	$—	$—	$7,122,319
Restricted equity securities	40,400	40,400	—	—	40,400
Financial liabilities:
Certificates of deposits	1,743,656	1,751,374	—	1,751,374	—
Borrowed funds	546,003	539,957	—	539,957	—

			Fair Value Measurements at December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,155,174	7,116,854	—	—	7,116,854
Restricted equity securities	49,786	49,786	—	—	49,786
Financial liabilities:
Certificates of deposit	2,083,907	2,092,867	—	2,092,867	—
Borrowed funds	820,247	818,681	—	818,681	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2021	At December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$107,597	$174,240
Commercial	105,426	80,291
Residential mortgage	82,366	30,418
Unadvanced portion of loans and leases	826,545	759,053
Unused lines of credit:
Home equity	591,377	584,881
Other consumer	41,583	38,954
Other commercial	431	408
Unused letters of credit:
Financial standby letters of credit	15,953	14,746
Performance standby letters of credit	6,607	5,903
Commercial and similar letters of credit	5,369	5,105
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,232,482	1,214,146
Pay fixed, receive variable	1,232,482	1,214,146
Risk participation-out agreements	263,430	252,655
Risk participation-in agreements	60,289	60,619
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,416	1,266
Sells foreign currency, buys U.S. currency	1,422	1,273
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of March 31, 2021 as the discount rate to determine the net present value of the remaining lease payments.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$1,563	$1,611

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,579	$1,658

	At March 31, 2021	At December 31, 2020
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$23,180	$24,143
Operating lease liabilities	23,180	24,143

Weighted Average Remaining Lease Term
Operating leases	6.80	6.95

Weighted Average Discount Rate
Operating leases	3.2%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2021
(In Thousands)

Remainder of 2021	$4,596
Year ending:
2022	5,569
2023	4,643
2024	3,366
2025	2,343
2026	1,559
Thereafter	3,571
Total	$25,647
Less imputed interest	(2,467)
Present value of lease liability	$23,180
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.5 million and other expenditures were $0.1 million for both the three months ended March 31, 2021, and 2020. Total rental expense was $1.5 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program, and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); and Brookline Securities Corp.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, 12.7% of which is in the greater New York and New Jersey metropolitan area and 87.3% of which is in other areas in the United States of America as of March 31, 2021.
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
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered savings bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
On March 27, 2020, Congress passed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.
•Paycheck Protection Program The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP"). The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was signed into law and provides for a second round of PPP loans (the "PPP-2"). The Banks are participating in the PPP-2 as of March 31, 2021. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Through March 31, 2021, the Banks funded 1,342 PPP-2 loans representing $249.5 million. In the first round of PPP funding, the Banks funded 2,922 PPP loans totaling $581.7 million. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program. As of the filing date, the Banks have obtained SBA approval for 1,613 PPP-2 loans totaling $260 million. All PPP-2 loans have been funded.
•Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of March 31, 2021, the Company granted 4,603 short-term deferments on loan and lease balances of $1.1 billion. Of these modifications, 4,262 loans and leases with total balances of $955.6 million have returned to the payment status and 341 loans and leases with total balances of $125.7 million remain on the deferral status, which represents 1.7% of the Company's total loan and lease balances. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.34	$0.34	$0.24	$0.25	$(0.22)
Earnings per share - Diluted	0.34	0.34	0.24	0.25	(0.22)
Book value per share (end of period)	12.10	12.05	11.84	11.75	11.57
Tangible book value per share (end of period) (1)	10.01	9.96	9.77	9.67	9.49
Dividends paid per common share	0.115	0.115	0.115	0.115	0.115
Stock price (end of period)	15.00	12.04	8.65	10.08	11.28

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.39%	3.23%	3.08%	3.09%	3.31%
Return on average assets	1.21%	1.20%	0.83%	0.88%	(0.87)%
Return on average tangible assets (1)	1.24%	1.22%	0.84%	0.90%	(0.89)%
Return on average stockholders' equity	11.18%	11.38%	7.99%	8.45%	(7.30)%
Return on average tangible stockholders' equity (1)	13.51%	13.79%	9.70%	10.28%	(8.84)%
Dividend payout ratio (1)	33.99%	33.96%	48.67%	46.37%	(53.10)%
Efficiency ratio (3)	55.22%	55.27%	57.83%	55.46%	57.36%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.10%	0.24%	0.27%	0.08%	0.13%
Nonperforming loans and leases as a percentage of total loans and leases	0.43%	0.53%	0.51%	0.56%	0.57%
Nonperforming assets as a percentage of total assets	0.44%	0.50%	0.44%	0.47%	0.49%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.51%	1.57%	1.62%	1.61%	1.66%

CAPITAL RATIOS
Stockholders' equity to total assets	11.04%	10.53%	10.39%	10.21%	10.78%
Tangible equity ratio (1)	9.31%	8.86%	8.73%	8.56%	9.02%

FINANCIAL CONDITION DATA
Total assets	$8,559,810	$8,942,424	$9,000,192	$9,069,667	$8,461,591
Total loans and leases	7,267,552	7,269,553	7,396,358	7,407,697	6,822,527
Allowance for loan and lease losses	109,837	114,379	119,971	119,553	113,181
Investment securities available-for-sale	729,901	745,822	783,867	854,505	761,539
Investment securities held-to-maturity	—	—	—	—	—
Equity securities held-for-trading	518	526	525	1,992	2,558
Goodwill and identified intangible assets	163,347	163,579	163,891	164,203	164,514
Total deposits	6,866,786	6,910,696	6,792,523	6,440,233	5,889,938
Total borrowed funds	546,003	820,247	1,005,045	1,406,669	1,291,804
Stockholders' equity	945,399	941,778	935,558	926,413	912,568

					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
	(Dollars in Thousands, Except Per Share Data)

EARNINGS DATA
Net interest income	$69,109	$68,225	$65,938	$64,288	$61,712
Provision for credit losses	(2,147)	(2,103)	4,528	5,347	54,114
Non-interest income	4,794	4,219	4,862	6,235	9,328
Non-interest expense	40,811	40,038	40,947	39,109	40,748
Net income (loss)	26,454	26,663	18,679	19,571	(17,276)
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets of $8.6 billion as of March 31, 2021 decreased $382.6 million, or 17.1% on an annualized basis, from December 31, 2020. The decrease was primarily driven by decreases in cash and cash equivalents and other assets.
Cash and cash equivalents as of March 31, 2021 decreased $304.0 million, or 279.6% on an annualized basis, to $130.9 million from December 31, 2020.
Total loans and leases as of March 31, 2021 decreased $2.0 million, or 0.1% on an annualized basis, to $7.3 billion from December 31, 2020. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.1 billion, or 84.1% of total loans and leases as of March 31, 2021, an increase of $15.8 million, or 1.0% on an annualized basis, from $6.1 billion, or 83.9% of total loans and leases, as of December 31, 2020.
Total deposits of $6.9 billion as of March 31, 2021 decreased $43.9 million, or 2.5% on an annualized basis, from December 31, 2020. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.1 billion, or 74.6% of total deposits as of March 31, 2021, an increase of $296.3 million, or 24.6% on an annualized basis from $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Certificate of deposit balances totaled $1.3 billion, or 18.5% of total deposits as of March 31, 2021, a decrease of $116.9 million, or 33.6% on an annualized basis from $1.4 billion, or 20.1% of total deposits, as of December 31, 2020. Brokered deposits totaled $470.6 million, or 6.9% of total deposits as of March 31, 2021, a decrease of $223.4 million, or 128.8% on an annualized basis from $693.9 million, or 10.0% of total deposits, as of December 31, 2020.
Total borrowed funds as of March 31, 2021 decreased $274.2 million, or 133.7% on an annualized basis, to $0.5 billion from December 31, 2020.
Asset Quality
Nonperforming assets as of March 31, 2021 totaled $37.4 million, or 0.44% of total assets, compared to $45.0 million, or 0.50% of total assets, as of December 31, 2020. Net charge-offs for the three months ended March 31, 2021 were $1.8 million, or 0.10% of average loans and leases on an annualized basis, compared to $2.2 million, or 0.13% of average loans and leases on an annualized basis, for the three months ended March 31, 2020.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.51% as of March 31, 2021, compared to 1.57% as of December 31, 2020. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.65% as of March 31, 2021, compared to 11.04% as of December 31, 2020. The Company's Tier 1 leverage ratio was 9.26% as of March 31, 2021, compared to 8.92% as of December 31, 2020. As of March 31, 2021, the Company's Tier 1 risk-based capital ratio was 11.79%, compared to 11.18% as of December 31, 2020. The Company's Total risk-based capital ratio was 14.15% as of March 31, 2021, compared to 13.51% as of December 31, 2020.
The Company's ratio of stockholders' equity to total assets was 11.04% and 10.53% as of March 31, 2021 and December 31, 2020, respectively. The Company's tangible equity ratio was 9.31% and 8.86% as of March 31, 2021 and December 31, 2020, respectively.
Net Income (Loss)
For the three months ended March 31, 2021, the Company reported net income of $26.5 million, or $0.34 per basic and diluted share, an increase of $43.7 million, or 253.1%, from net loss of $(17.3) million, or $(0.22) per basic and diluted share for the three months ended March 31, 2020. This increase in net income is primarily the result of a decrease in the provision for credit losses of $56.3 million and an increase in net interest income of $7.4 million, partially offset by an increase in the provision for income taxes of $15.3 million and a decrease in non-interest income of $4.5 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.21% for the three months ended March 31, 2021, compared to (0.87)% for the three months ended March 31, 2020. The annualized return on average stockholders' equity was 11.18% for the three months ended March 31, 2021, compared to (7.30)% for the three months ended March 31, 2020.
The net interest margin was 3.39% for the three months ended March 31, 2021, up from 3.31% for the three months ended March 31, 2020. The increase in the net interest margin is a result of a decrease of 79 basis points in the Company's overall cost of funds to 0.50% for the three months ended March 31, 2021 from 1.29% for the three months ended March 31, 2020, partially offset by a decrease in the yield on interest-earning assets of 66 basis points to 3.80% for the three months ended March 31, 2021 from 4.46% for the three months ended March 31, 2020.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2020 Annual Report on Form 10-K, management has identified the determination of the allowance for credit losses and the review of goodwill for impairment as the Company’s most critical accounting policies.
Recent Accounting Developments
In March 2020, the FASB issued ASU 2020-04, " Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients provided that those elections are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company has not yet adopted the amendments in this update and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact to the Company.

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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Net income (loss), as reported	$26,454	$(17,276)
Less:
Security (losses) gains (after-tax)	(5)	964
Operating earnings (loss)	$26,459	$(18,240)

Basic earnings (loss) per share, as reported	$0.34	$(0.22)
Less:
Security (losses) gains (after-tax)	—	0.01
Basic operating earnings (loss) per share	$0.34	$(0.23)

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in Thousands)
Operating earnings (loss)	$26,459	$26,663	$18,639	$19,131	$(18,240)

Average total assets	$8,714,158	$8,874,467	$9,018,672	$8,869,540	$7,965,826
Less: Average goodwill and average identified intangible assets, net	163,457	163,758	164,072	164,385	164,701
Average tangible assets	$8,550,701	$8,710,709	$8,854,600	$8,705,155	$7,801,125

Return on average assets (annualized)	1.21%	1.20%	0.83%	0.88%	(0.87)%
Less:
Security gains	—%	—%	—%	0.02%	0.05%
Operating return on average assets (annualized)	1.21%	1.20%	0.83%	0.86%	(0.92)%

Return on average tangible assets (annualized)	1.24%	1.22%	0.84%	0.90%	(0.89)%
Less:
Security gains	—%	—%	—%	0.02%	0.05%
Operating return on average tangible assets (annualized)	1.24%	1.22%	0.84%	0.88%	(0.94)%

Average total stockholders' equity	$946,482	$937,294	$934,632	$926,239	$946,138
Less: Average goodwill and average identified intangible assets, net	163,457	163,758	164,072	164,385	164,701
Average tangible stockholders' equity	$783,025	$773,536	$770,560	$761,854	$781,437

Return on average stockholders' equity (annualized)	11.18%	11.38%	7.99%	8.45%	(7.30)%
Less:
Security gains (losses)	—%	—%	0.01%	0.19%	0.41%
Operating return on average stockholders' equity (annualized)	11.18%	11.38%	7.98%	8.26%	(7.71)%

Return on average tangible stockholders' equity (annualized)	13.51%	13.79%	9.70%	10.28%	(8.84)%
Less:
Security gains (losses)	—%	—%	0.02%	0.24%	0.49%
Operating return on average tangible stockholders' equity (annualized)	13.51%	13.79%	9.68%	10.04%	(9.33)%

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in Thousands)
Net income (loss), as reported	$26,454	$26,663	$18,679	$19,571	$(17,276)

Average total assets	$8,714,158	$8,874,467	$9,018,672	$8,869,540	$7,965,826
Less: Average goodwill and average identified intangible assets, net	163,457	163,758	164,072	164,385	164,701
Average tangible assets	$8,550,701	$8,710,709	$8,854,600	$8,705,155	$7,801,125

Return on average tangible assets (annualized)	1.24%	1.22%	0.84%	0.90%	(0.89)%

Average total stockholders' equity	$946,482	$937,294	$934,632	$926,239	$946,138
Less: Average goodwill and average identified intangible assets, net	163,457	163,758	164,072	164,385	164,701
Average tangible stockholders' equity	$783,025	$773,536	$770,560	$761,854	$781,437

Return on average tangible stockholders' equity (annualized)	13.51%	13.79%	9.70%	10.28%	(8.84)%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in Thousands)
Total stockholders' equity	$945,399	$941,778	$935,558	$926,413	$912,568
Less: Goodwill and identified intangible assets, net	163,347	163,579	163,891	164,203	164,514
Tangible stockholders' equity	$782,052	$778,199	$771,667	$762,210	$748,054

Total assets	$8,559,810	$8,942,424	$9,000,192	$9,069,667	$8,461,591
Less: Goodwill and identified intangible assets, net	163,347	163,579	163,891	164,203	164,514
Tangible assets	$8,396,463	$8,778,845	$8,836,301	$8,905,464	$8,297,077

Tangible equity ratio	9.31%	8.86%	8.73%	8.56%	9.02%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in Thousands)
Tangible stockholders' equity	$782,052	$778,199	$771,667	$762,210	$748,054

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	6,534,602	6,525,783	5,629,854	5,859,708	5,862,811
Unallocated ESOP	44,502	51,114	58,227	65,334	72,441
Unvested restricted stock	449,981	458,800	487,318	398,188	395,085
Common shares outstanding	78,148,087	78,141,475	79,001,773	78,853,942	78,846,835

Tangible book value per share	$10.01	$9.96	$9.77	$9.67	$9.49

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in Thousands)
Dividends paid	$8,992	$9,055	$9,092	$9,076	$9,173

Net income (loss), as reported	$26,454	$26,663	$18,679	$19,571	$(17,276)

Dividend payout ratio	33.99%	33.96%	48.67%	46.37%	(53.10)%

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in Thousands)
Allowance for loan and lease losses	$109,837	$114,379	$119,971	$119,553	$113,181

Total loans and leases	$7,267,552	$7,269,553	$7,396,358	$7,407,697	$6,822,527
Less: Total PPP loans	604,790	489,216	568,383	565,768	—
Total loans and leases excluding PPP loans	$6,662,762	$6,780,337	$6,827,975	$6,841,929	$6,822,527

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.65%	1.69%	1.76%	1.75%	1.66%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At March 31, 2021		At December 31, 2020
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,595,240	35.6%	$2,578,773	35.4%
Multi-family mortgage	1,000,474	13.8%	1,013,432	13.9%
Construction	194,627	2.7%	231,621	3.2%
Total commercial real estate loans	3,790,341	52.1%	3,823,826	52.5%
Commercial loans and leases:
Commercial	1,206,977	16.6%	1,131,668	15.6%
Equipment financing	1,069,621	14.7%	1,092,461	15.0%
Condominium association	47,604	0.7%	50,770	0.7%
Total commercial loans and leases	2,324,202	32.0%	2,274,899	31.3%
Consumer loans:
Residential mortgage	781,854	10.8%	791,317	10.9%
Home equity	334,706	4.6%	346,652	4.8%
Other consumer	36,449	0.5%	32,859	0.5%
Total consumer loans	1,153,009	15.9%	1,170,828	16.2%
Total loans and leases	7,267,552	100.0%	7,269,553	100.0%
Allowance for loan and lease losses	(109,837)		(114,379)
Net loans and leases	$7,157,715		$7,155,174

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2021:

	At March 31, 2021	At December 31, 2020	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,790,341	$3,823,826	$(33,485)	-3.5%
Commercial	2,324,202	2,274,899	49,303	8.7%
Consumer	1,153,009	1,170,828	(17,819)	-6.1%
Total loans and leases	$7,267,552	$7,269,553	$(2,001)	(0.11)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of March 31, 2021, there were 2 borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $118.2 million, or 1.4% of total loans and commitments, as of March 31, 2021. As of December 31, 2020, there were 2 borrowers with loans and commitments over

$50.0 million. The total of those loans and commitments was $114.4 million, or 1.3% of total loans and commitments, as of December 31, 2020.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 52.1% of total loans and leases outstanding as of March 31, 2021.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($939.1 million), office buildings ($677.5 million), retail stores ($593.9 million), industrial properties ($443.3 million), mixed-use properties ($303.3 million), lodging services ($150.5 million) and food services ($55.5 million) as of March 31, 2021. At that date, approximately 96.3% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 32.0% of total loans outstanding as of March 31, 2021.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($663.2 million), transportation services ($374.3 million), food services ($251.1 million), manufacturing ($147.8 million), recreation services ($137.3 million), rental and leasing services ($117.0 million), and retail ($99.5 million) as of March 31, 2021.
The Company provides commercial banking services to companies in its market area. Approximately 55.7% of the commercial loans outstanding as of March 31, 2021 were made to borrowers located in New England. The remaining 44.3% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $604.8 million as of March 31, 2021.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 12.7% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 15.9% of total loans outstanding as of March 31, 2021. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2021, other consumer loans equaled $36.4 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2021, the Company had $131.5 million of total assets that were designated as criticized. This compares to $72.8 million of assets designated as criticized as of December 31, 2020. The increase of $58.7 million in criticized assets was primarily driven by seven commercial real estate relationships totaling $54.7 million, two commercial loan relationships totaling $4.3 million which became criticized, partially offset by the relationships which were upgraded to pass risk rating during the first quarter of 2021.
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
As of March 31, 2021, the Company had nonperforming assets of $37.4 million, representing 0.44% of total assets, compared to nonperforming assets of $45.0 million, or 0.50% of total assets as of December 31, 2020. The decrease in nonperforming assets was primarily driven by the payoff of one commercial relationship of $4.3 million, and the payoff of several equipment finance relationships totaling $2.4 million as well as several residential relationships that were removed from non-accrual status totaling $2.0 million, partially offset by the relationships that were placed on non-accrual status during the first quarter of 2021.
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

Past Due and Accruing
As of March 31, 2021, the Company had loans and leases greater than 90 days past due and accruing of $1.2 million, or 0.02% of total loans and leases, compared to $12.0 million, or 0.16% of total loans and leases, as of December 31, 2020, representing a decrease of $10.8 million. The decrease in past due and accruing loans was primarily due to two commercial real estate relationships becoming current for $4.7 million, and one construction relationship becoming past due less than 90 days for $3.7 million, and the payoff of one commercial relationship of $3.4 million. Partially offset by several equipment financing relationships becoming past due greater than 90 days and accruing for $1.1 million during the first quarter of 2021.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,611	$3,300
Multi-family mortgage	—	—
Construction	3,853	3,853
Total commercial real estate loans	7,464	7,153

Commercial	3,161	7,702
Equipment financing	15,772	16,757
Condominium association	106	112
Total commercial loans and leases	19,039	24,571

Residential mortgage	3,722	5,587
Home equity	792	1,136
Other consumer	2	1
Total consumer loans	4,516	6,724

Total nonaccrual loans and leases	31,019	38,448

Other real estate owned	5,328	5,415
Other repossessed assets	1,055	1,100
Total nonperforming assets	$37,402	$44,963

Loans and leases past due greater than 90 days and accruing	$1,179	$11,975
Total delinquent loans and leases 61-90 days past due	6,522	16,129
Restructured loans and leases not included in nonperforming assets	16,770	11,483

Total nonperforming loans and leases as a percentage of total loans and leases	0.43%	0.53%
Total nonperforming assets as a percentage of total assets	0.44%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.09%	0.22%

Troubled Debt Restructuring Loans and Leases
Total TDR loans increased by $4.1 million to $23.1 million at March 31, 2021 from $19.0 million at December 31, 2020. The increase was driven primarily by one construction relationship for $3.8 million and one commercial real estate relationship for $0.4 million becoming TDR during the three months ended March 31, 2021.

As of March 31, 2021, total TDR loans included $6.4 million of commercial loans, $7.2 million of equipment financing loans and leases, $1.8 million of residential mortgage loans, $1.8 million of home equity loans, and $2.1 million of commercial real estate loans. As of December 31, 2020, total TDR loans included $6.5 million of commercial loans, $6.7 million of equipment financing loans and leases, $2.1 million of residential mortgage loans, $2.1 million of home equity loans, and $1.6 million of commercial real estate loans. A TDR loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$16,770	$11,483
On nonaccrual	6,293	7,476
Total troubled debt restructurings	$23,063	$18,959

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Balance at beginning of period	$18,959	$23,180
Additions	4,980	497
Net charge-offs	(598)	(140)
Repayments	(278)	(1,238)
Balance at end of period	$23,063	$22,299

From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 pandemic (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. Through March 31, 2021, the Company granted 4,603 short-term deferments on loan and leases balances of $1.1 billion of which 4,262 loans and leases representing balances of $955.6 million returned to the payment status and 341 loans and leases representing balances of $125.7 million remain in deferment.The outstanding deferred loans and leases represent 1.7% of the Company's total loan and lease balances.
Allowance for Credit Losses
The allowance for credit losses consists of general and specific allowances and reflects management's estimate of expected loan and lease losses over the life of the loan or lease. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for credit losses on a quarterly basis. Management continuously evaluates and challenges inputs and assumptions in the allowance for credit losses.
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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For March 31, 2021, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2021 and 2020.

	At and for the Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	—	(2,140)	(3)	(2,143)
Recoveries	—	331	52	383
Provision (credit) for loan and lease losses	(203)	(1,864)	(715)	(2,782)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837

Total loans and leases	$3,790,341	$2,324,202	$1,153,009	$7,267,552
Total allowance for loan and lease losses as a percentage of total loans and leases	2.11%	1.11%	0.35%	1.51%

	At and for the Three Months Ended March 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Charge-offs	—	(2,527)	(12)	(2,539)
Recoveries	—	247	58	305
Provision for loan and lease losses	40,200	6,900	601	47,701
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181

Total loans and leases	$3,762,158	$1,826,866	$1,233,503	$6,822,527
Total allowance for loan and lease losses as a percentage of total loans and leases	2.18%	1.47%	0.34%	1.66%

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
At March 31, 2021, the allowance for loan and lease losses decreased to $109.8 million, or 1.51% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $114.4 million, or 1.57% of total loans and leases outstanding, as of December 31, 2020. Excluding PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended March 31, 2021 and 2020 were $1.8 million and $2.2 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended March 31, 2021 and 2020 were 0.10% and 0.13%, respectively. The decrease in the net charge-off for the three months ended March 31, 2021 was primarily due to the decrease in the net charge-off by $0.5 million on equipment financing loans, partially offset by the increase in the net charge off in commercial loans by $0.1 million.
Management believes that the allowance for loan and lease losses as of March 31, 2021 is appropriate.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2021			At December 31, 2020
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$46,945	42.7%	35.6%	$46,357	40.6%	35.4%
Multi-family mortgage	22,361	20.4%	13.8%	22,559	19.7%	13.9%
Construction	10,623	9.7%	2.7%	11,216	9.8%	3.2%
Total commercial real estate loans	79,929	72.8%	52.1%	80,132	70.1%	52.5%
Commercial	8,584	7.8%	16.6%	8,089	7.1%	15.6%
Equipment financing	17,122	15.6%	14.7%	21,292	18.6%	15.0%
Condominium association	119	0.1%	0.7%	117	0.1%	0.7%
Total commercial loans and leases	25,825	23.5%	32.0%	29,498	25.8%	31.3%
Residential mortgage	1,797	1.6%	10.8%	1,967	1.7%	10.9%
Home equity	2,020	1.8%	4.6%	2,504	2.2%	4.8%
Other consumer	266	0.2%	0.5%	278	0.2%	0.5%
Total consumer loans	4,083	3.6%	15.9%	4,749	4.1%	16.2%
Total	$109,837	99.9%	100.0%	$114,379	100.0%	100.0%
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
Cash, cash equivalents, and investment securities decreased $319.9 million, or 108.3% on an annualized basis, to $861.3 million as of March 31, 2021 from $1.2 billion as of December 31, 2020. The decrease was driven by decreases in total cash, cash equivalents. Cash, cash equivalents, and investment securities were 10.1% of total assets as of March 31, 2021, compared to 13.2% of total assets at December 31, 2020.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2021		At December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,315	$271,526	$273,820	$278,645
GSE CMOs	39,980	40,925	44,937	46,028
GSE MBSs	271,231	276,066	312,658	323,609
Corporate debt obligations	22,269	23,247	22,299	23,467
U.S. Treasury bonds	119,817	117,641	70,339	73,577
Foreign government obligations	$500	$496	500	496
Total investment securities available-for-sale	$727,112	$729,901	$724,553	$745,822
Equity securities held-for-trading		$518		$526

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $46.2 million for the three months ended March 31, 2021 compared to $25.5 million for the same period in 2020. For the three months ended March 31, 2021, the Company did not sell any investment securities available for sale, compared to $86.4 million for the same period in 2020. For the three months ended March 31, 2021, the Company purchased $49.5 million of investment securities available-for-sale, compared to $273.3 million for the same period in 2020.

For the three months ended March 31, 2021 the Company did not own held-to-maturity securities. Compared to the three months ended March 31, 2020 the Company had maturities, calls and principal repayments of $6.3 million. The Company made no sales or purchases of held-to-maturity securities for the three months ended March 31, 2020. During the three months ended March 31, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.
As of March 31, 2021, the fair value of all investment securities available-for-sale was $729.9 million and carried a total of $2.8 million of net unrealized gains, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of March 31, 2021, $261.6 million, or 35.8%, of the portfolio, had gross unrealized losses of $10.8 million. This compares to $86.9 million, or 11.7%, of the portfolio with gross unrealized losses of $0.7 million as of December 31, 2020. The Company's unrealized gain position has decreased in 2021 driven by higher long-term interest rates.

Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2021, the excess balance of capital stock was $1.1 million, as compared to a $1.0 million excess balance as of December 31, 2020.
As of March 31, 2021, the Company owned stock in the FHLBB with a carrying value of $21.9 million, a decrease of $9.4 million from $31.3 million as of December 31, 2020. As of March 31, 2021, the FHLBB had total assets of $36.7 billion and total capital of $2.7 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2021 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2020 .
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of March 31, 2021 and December 31, 2020, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of March 31, 2021, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2020.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2021			At December 31, 2020
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,724,170	25.1%	—%	$1,592,205	23.0%	—%
Interest-bearing deposits:
NOW accounts	481,988	7.0%	0.09%	513,948	7.4%	0.09%
Savings accounts	724,504	10.6%	0.14%	701,659	10.2%	0.13%
Money market accounts	2,192,468	31.9%	0.28%	2,018,977	29.2%	0.31%
Certificate of deposit accounts	1,273,105	18.5%	1.13%	1,389,998	20.2%	1.44%
Brokered deposit accounts	470,551	6.9%	0.30%	693,909	10.0%	0.39%
Total interest-bearing deposits	5,142,616	74.9%	0.45%	5,318,491	77.0%	0.57%
Total deposits	$6,866,786	100.0%	0.34%	$6,910,696	100.0%	0.44%

Total deposits decreased $43.9 million to $6.87 billion as of March 31, 2021, compared to $6.91 billion as of December 31, 2020. Deposits as a percentage of total assets increased to 80.2% as of March 31, 2021, compared to 77.3% as of December 31, 2020.

During the three months ended March 31, 2021, core deposits increased $296.3 million. The ratio of core deposits to total deposits increased from 69.8% as of December 31, 2020 to 74.6% as of March 31, 2021, primarily due to an increase in demand checking and money market accounts.

Certificate of deposit accounts decreased $116.9 million to $1.3 billion as of March 31, 2021, compared to $1.4 billion as of December 31, 2020. Certificate of deposit accounts decreased as a percentage of total deposits to 18.5% as of March 31, 2021 from 20.2% as of December 31, 2020.

Brokered deposits decreased $223.4 million to $470.6 million as of March 31, 2021, compared to $693.9 million as of December 31, 2020. Brokered deposits decreased as a percentage of total deposits to 6.9% as of March 31, 2021 from 10.0% as of December 31, 2020. The decrease in brokered deposits was driven by market rates. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,643,373	23.9%	—%	$1,134,314	19.4%	—%
NOW accounts	477,893	7.0%	0.11%	359,641	6.2%	0.13%
Savings accounts	712,728	10.4%	0.13%	626,945	10.7%	0.41%
Money market accounts	2,084,503	30.4%	0.29%	1,678,649	28.8%	1.02%
Total core deposits	4,918,497	71.7%	0.15%	3,799,549	65.1%	0.53%
Certificate of deposit accounts	1,328,112	19.4%	1.27%	1,682,900	28.8%	2.21%
Brokered deposit accounts	610,824	8.9%	0.47%	358,003	6.1%	2.23%
Total deposits	$6,857,433	100.0%	0.39%	$5,840,452	100.0%	1.11%

As of March 31, 2021 and December 31, 2020, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At March 31, 2021		At December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$442,310	1.27%	$459,828	1.63%
Over six months through 12 months	226,963	0.68%	302,576	1.15%
Over 12 months	159,610	1.71%	154,343	1.83%
Total certificate of deposit of $100,000 or more	$828,883	1.29%	$916,747	1.51%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$664,692	$947,123
Maximum amount outstanding at any month-end during the period	686,346	1,291,804
Balance outstanding at end of period	546,003	1,291,804
Weighted average interest rate for the period	1.60%	2.33%
Weighted average interest rate at end of period	2.33%	1.76%

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
FHLBB borrowings decreased by $270.2 million to $378.6 million as of March 31, 2021 from the December 31, 2020 balance of $648.8 million. The decrease in FHLBB borrowings was primarily due to borrowing maturities.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 25, 2021	$4,853	$4,848
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 16, 2021	4,779	4,772
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,151	74,126
			Total	$83,783	$83,746
The above carrying amounts of the subordinated debentures included $0.4 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of March 31, 2021. This compares to $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of December 31, 2020.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $4.1 million to $53.6 million as of March 31, 2021 from $57.7 million as of December 31, 2020.
The Company has access to a $12.0 million committed line of credit as of March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $746.0 million. As of March 31, 2021, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit as compared to $30.0 million as of December 31, 2020.

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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2021 and December 31, 2020:

	At March 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,232,482	$1,214,146
Pay fixed, receive variable	1,232,482	1,214,146
Risk participation-out agreements	263,430	252,655
Risk participation-in agreements	60,289	60,619
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,416	$1,266
Sells foreign currency, buys U.S. currency	1,422	1,273
Fixed weighted average interest rate from the Company to counterparty	3.06%	3.07%
Floating weighted average interest rate from counterparty to the Company	0.93%	0.99%
Weighted average remaining term to maturity (in months)	83	85
Fair value:
Recognized as an asset:
Interest rate derivatives	$10	$8
Loan level derivatives	84,128	131,328
Risk participation-out agreements	1,019	1,843
Foreign exchange contracts	99	156
Recognized as a liability:
Interest rate derivatives	$2	$—
Loan level derivatives	84,128	131,328
Risk participation-in agreements	205	361
Foreign exchange contracts	93	148
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $945.4 million as of March 31, 2021, representing a $3.6 million increase compared to $941.8 million at December 31, 2020. The increase primarily reflects net income attributable to the Company of $26.5 million for the three months ended March 31, 2021, offset by the unrealized loss on securities available-for-sale of $14.4 million and dividends paid by the Company of $9.0 million for the three months ended March 31, 2021.
Stockholders' equity represented 11.04% of total assets as of March 31, 2021 and 10.53% of total assets as of December 31, 2020. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.31% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2021 and 8.86% as of December 31, 2020.
On December 4, 2019, the Board of Directors (the "Board") approved a stock repurchase program (the "Program") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the Program. On October 28, 2020, the Board authorized the resumption of the Program. As of December 31, 2020, the Company has repurchased 1,715,730 shares at a weighted average price of $11.66. As of December 31, 2020, the Company had completed the program.

On January 27, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021.
The dividend payout ratio was 33.99% for the three months ended March 31, 2021, compared to 53.10% for the same period in 2020.
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
Net Interest Income
Net interest income increased $7.4 million to $69.1 million for the three months ended March 31, 2021 from $61.7 million for the three months ended March 31, 2020. This increase reflects a $4.6 million decrease in interest income on loans and leases and a $0.5 million decrease in interest income on investment securities, offset by a $12.5 million decrease in interest expense on deposit and borrowings, which is reflective of the sustained, low interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2021 and March 31, 2020 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2021 and March 31, 2020 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 8 basis points to 3.39% for the three months ended March 31, 2021 from 3.31% for the three months ended March 31, 2020. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.13% for the three months ended March 31, 2021 from 4.71% for the three months ended March 31, 2020. The increase in net interest margin over the period is a result of additional fee income from participation in the PPP.
The yield on interest-earning assets decreased to 3.80% for the three months ended March 31, 2021 from 4.46% for the three months ended March 31, 2020. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the three months ended March 31, 2021, the Company recorded $1.2 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the three months ended March 31, 2021, compared to $0.8 million, or 4 basis points, for the three months ended March 31, 2020.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 79 basis points to 0.50% for the three months ended March 31, 2021 from 1.29% for the three months ended March 31, 2020. Refer to "Financial Condition - Borrowed Funds" above for more details.

Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During the first three quarters of 2020 interest rates declined sharply in response to the economic impact of the COVID-19 pandemic. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2021 and March 31, 2020. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$754,699	$3,118	1.65%	$605,885	$3,024	2.00%
Marketable and restricted equity securities	45,673	301	2.64%	58,881	786	5.33%
Short-term investments	191,751	39	0.08%	84,309	209	0.99%
Total investments	992,123	3,458	1.39%	749,075	4,019	2.15%
Commercial real estate loans (2)	3,785,897	34,245	3.62%	3,697,011	40,468	4.33%
Commercial loans (2)	1,249,824	12,746	4.08%	783,309	8,328	4.21%
Equipment financing (2)	1,079,039	18,043	6.69%	1,052,846	18,946	7.20%
Residential mortgage loans (2)	780,785	7,232	3.71%	810,583	7,934	3.92%
Other consumer loans (2)	375,590	2,795	3.02%	417,815	3,955	3.79%
Total loans and leases	7,271,135	75,061	4.13%	6,761,564	79,631	4.71%
Total interest-earning assets	8,263,258	78,519	3.80%	7,510,639	83,650	4.46%
Allowance for loan and lease losses	(115,458)			(68,581)
Non-interest-earning assets	566,358			523,768
Total assets	$8,714,158			$7,965,826
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$477,893	130	0.11%	$359,641	116	0.13%
Savings accounts	712,728	235	0.13%	626,945	643	0.41%
Money market accounts	2,084,503	1,486	0.29%	1,678,649	4,241	1.02%
Certificate of deposit accounts	1,328,112	4,154	1.27%	1,682,900	9,251	2.21%
Brokered deposit accounts	610,824	702	0.47%	358,003	1,989	2.23%
Total interest-bearing deposits (3)	5,214,060	6,707	0.52%	4,706,138	16,240	1.39%
Advances from the FHLBB	488,537	1,370	1.12%	772,462	4,097	2.10%
Subordinated debentures and notes	83,764	1,242	5.93%	83,609	1,284	6.14%
Other borrowed funds	92,391	39	0.17%	91,052	189	0.84%
Total borrowed funds	664,692	2,651	1.60%	947,123	5,570	2.33%
Total interest-bearing liabilities	5,878,752	9,358	0.65%	5,653,261	21,810	1.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,643,373			1,134,314
Other non-interest-bearing liabilities	245,551			232,113
Total liabilities	7,767,676			7,019,688
Total stockholders' equity	946,482			946,138
Total liabilities and stockholders' equity	$8,714,158			$7,965,826
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		69,161	3.15%		61,840	2.91%
Less adjustment of tax-exempt income		52			128
Net interest income		$69,109			$61,712
Net interest margin (5)			3.39%			3.31%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.40% and 1.12% in the three months ended March 31, 2021 and March 31, 2020, respectively.
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

	Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$666	$(572)	$94
Marketable and restricted equity securities	(149)	(336)	(485)
Short-term investments	121	(291)	(170)
Total investments	638	(1,199)	(561)
Loans and leases:
Commercial real estate loans	860	(7,083)	(6,223)
Commercial loans and leases	4,678	(260)	4,418
Equipment financing	454	(1,357)	(903)
Residential mortgage loans	(286)	(416)	(702)
Other consumer loans	(385)	(775)	(1,160)
Total loans	5,321	(9,891)	(4,570)
Total change in interest and dividend income	5,959	(11,090)	(5,131)
Interest expense:
Deposits:
NOW accounts	34	(20)	14
Savings accounts	76	(484)	(408)
Money market accounts	830	(3,585)	(2,755)
Certificate of deposit accounts	(1,689)	(3,408)	(5,097)
Brokered deposit accounts	860	(2,147)	(1,287)
Total deposits	111	(9,644)	(9,533)
Borrowed funds:
Advances from the FHLBB	(1,202)	(1,525)	(2,727)
Subordinated debentures and notes	2	(44)	(42)
Other borrowed funds	3	(153)	(150)
Total borrowed funds	(1,197)	(1,722)	(2,919)
Total change in interest expense	(1,086)	(11,366)	(12,452)
Change in tax-exempt income	(76)	—	(76)
Change in net interest income	$7,121	$276	$7,397

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$34,245	$40,468	$(6,223)	(15.4)%
Commercial loans	12,692	8,256	4,436	53.7%
Equipment financing	18,043	18,946	(903)	(4.8)%
Residential mortgage loans	7,232	7,934	(702)	(8.8)%
Other consumer loans	2,797	3,955	(1,158)	(29.3)%
Total interest income—loans and leases	$75,009	$79,559	$(4,550)	(5.7)%
Total interest from loans and leases was $75.0 million for the three months ended March 31, 2021, and represented a yield on total loans of 4.13%. This compares to $79.6 million of interest on loans and a yield of 4.71% for the three months ended March 31, 2020. The $4.6 million decrease in interest income from loans and leases was primarily attributable to a decrease of $9.9 million due to changes in interest rates, offset by an increase of $5.3 million due to an increase in origination volume.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,118	$2,976	$142	4.8%
Marketable and restricted equity securities	301	778	(477)	(61.3)%
Short-term investments	39	209	(170)	(81.3)%
Total interest income—investments	$3,458	$3,963	$(505)	(12.7)%
Total interest income from investments was $3.5 million for the three months ended March 31, 2021 compared to $4.0 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the yield on total investments was 1.4% and 2.2%, respectively. The year-over-year decrease in interest income on investments of $0.5 million, or 12.7%, was primarily driven by a $0.7 million increase due to volume, partially offset by a $1.2 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$130	$116	$14	12.1%
Savings accounts	235	643	(408)	(63.5)%
Money market accounts	1,486	4,241	(2,755)	(65.0)%
Certificate of deposit accounts	4,154	9,251	(5,097)	(55.1)%
Brokered deposit accounts	702	1,989	(1,287)	(64.7)%
Total interest expense - deposits	6,707	16,240	(9,533)	(58.7)%
Borrowed funds:
Advances from the FHLBB	1,370	4,097	(2,727)	(66.6)%
Subordinated debentures and notes	1,242	1,284	(42)	(3.3)%
Other borrowed funds	39	189	(150)	(79.4)%
Total interest expense - borrowed funds	2,651	5,570	(2,919)	(52.4)%
Total interest expense	$9,358	$21,810	$(12,452)	(57.1)%
Deposits
For the three months ended March 31, 2021, interest expense on deposits decreased $9.5 million, or 58.7%, as compared to the same period in 2020. The decrease in interest expense on deposits was driven by a decrease of $9.6 million due to lower interest rates, partially offset by an increase of $0.1 million due to the growth in deposits. There was no purchase accounting amortization on acquired deposits for the three months ended March 31, 2021, compared to $44 thousand for the three months ended March 31, 2020. Purchase accounting amortization had no impact on the Company's net interest margin.
Borrowed Funds
During the three months ended March 31, 2021, interest paid on borrowed funds decreased $2.9 million, or 52.4% year over year. The cost of borrowed funds decreased to 1.60% for the three months ended March 31, 2021 from 2.33% for the three months ended March 31, 2020. The decrease in interest expense was driven by a decrease of $1.7 million due to borrowing rates and a decrease of $1.2 million due to volume. For the three months ended March 31, 2021, the purchase accounting accretion on acquired borrowed funds was $13.0 thousand compared to accretion of $14.0 thousand for the three months ended March 31, 2020. Purchase accounting accretion had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(203)	$40,200	$(40,403)	(100.5)%
Commercial	(1,864)	6,900	(8,764)	(127.0)%
Consumer	(715)	601	(1,316)	(219.0)%
Total provision (credit) for loan and lease losses	(2,782)	47,701	(50,483)	(105.8)%
Unfunded credit commitments	635	6,413	(5,778)	(90.1)%
Total provision (credit) for credit losses	$(2,147)	$54,114	$(56,261)	(104.0)%

For the three months ended March 31, 2021, the Allowance for Credit Losses ("ACL") decreased $3.9 million resulting in a Provision for Credit Losses of ($2.1 million). The reduction in the ACL is attributable to portfolio contraction, continued low level of net charge-offs, an improving macro-economic forecast, and qualitative adjustments that consider longer-term risks.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Deposit fees	$2,281	$2,458	$(177)	(7.2)%
Loan fees	599	550	49	8.9%
Loan level derivative income, net	474	2,156	(1,682)	(78.0)%
(Loss) gain on investment securities	(7)	1,330	(1,337)	(100.5)%
Gain on sales of loans and leases held-for-sale	709	120	589	490.8%
Other	738	2,714	(1,976)	(72.8)%
Total non-interest income	$4,794	$9,328	$(4,534)	(48.6)%
For the three months ended March 31, 2021, non-interest income decreased $4.5 million, or 48.6%, to $4.8 million as compared to $9.3 million for the same period of 2020. This decrease was primarily driven by decreases of $2.0 million in other non-interest income, $1.7 million in loan level derivative income, net, and $1.3 million in gain on investment securities, partially offset by an increase of $0.6 million in gain on sales of loans and leases held-for-sale.
Loan level derivative income decreased $1.7 million, or 78.0%, to $0.5 million for the three months ended March 31, 2021 from $2.2 million for the same period in 2020, primarily driven by lower volume in loan level derivatives transactions completed for the three months ended March 31, 2021.
Gain on investment securities decreased $1.3 million, or 100.5%, to a loss of $7.0 thousand for the three months ended March 31, 2021 from a gain of $1.3 million for the same period in 2020, primarily driven by a $2.3 million gain on sales of investment securities, partially offset by a $1.0 million loss on equity securities held-for-trading in the first quarter of 2020 as compared to no sales of investment securities and a small change in market value on equity securities held-for-trading due to the majority of equity securities sold in December 2020 for the same period in 2021.
Gain on sales of loans and leases held-for-sales increased $0.6 million or 490.8%, to 0.7 million for the three months ended March 31, 2021 from $0.1 million for the same period in 2020, primarily driven by higher gain on sale to participant, partially offset by lower loan sale volume with servicing retained.
Other income decreased $2.0 million, or 72.8%, to $0.7 million for the three months ended March 31, 2021 from $2.7 million for the same period in 2020, primarily driven by interest rate derivatives market value adjustment due to volatility in rates and lower commission income generated by investment sales transactions.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Compensation and employee benefits	$25,821	$25,219	$602	2.4%
Occupancy	4,004	3,953	51	1.3%
Equipment and data processing	4,493	4,703	(210)	(4.5)%
Professional services	1,226	1,651	(425)	(25.7)%
FDIC insurance	1,044	378	666	176.2%
Advertising and marketing	1,100	1,075	25	2.3%
Amortization of identified intangible assets	232	336	(104)	(31.0)%
Other	2,891	3,433	(542)	(15.8)%
Total non-interest expense	$40,811	$40,748	$63	0.2%
For the three months ended March 31, 2021, non-interest expense increased $0.1 million, or 0.2%, to $40.8 million as compared to $40.7 million for the same period in 2020. The increase was primarily driven by increases of $0.7 million in FDIC insurance expense and $0.6 million in compensation and employee benefits expense, partially offset by decreases of $0.5 million in other non-interest expenses, $0.4 million in professional services and $0.2 million in equipment and data processing expense.
Compensation and employee benefits expense increased $0.6 million, or 2.4%, to $25.8 million for the three months ended March 31, 2021 from $25.2 million for the same period in 2020, primarily driven by increases in employee headcount, annual merit increases and bonuses, partially offset by decreases in commissions, retirement plan and health care benefits.
Equipment and data processing expense decreased $0.2 million, or 4.5%, to $4.5 million for the three months ended March 31, 2021 from $4.7 million for the same period in 2020, primarily driven by lower core processing expenses, purchased software depreciation, other furniture and equipment depreciation, and data communications expenses, partially offset by higher software licenses and subscriptions.
Professional services expense decreased $0.4 million, or 25.7%, to $1.2 million for the three months ended March 31, 2021 from $1.7 million for the same period in 2020, primarily driven by lower legal fees, audit fees and accounting fees, and outsourced internal audit fees.
FDIC insurance expense increased $0.7 million, or 176.2%, to $1.0 million for the three months ended March 31, 2021 from $0.4 million for the same period in 2020, primarily driven by higher bank assessment fees from the FDIC.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Income before provision for income taxes	$35,239	$(23,822)	$59,061	(247.9)%
Provision (benefit) for income taxes	8,785	(6,546)	15,331	(234.2)%
Net income (loss)	$26,454	$(17,276)	$43,730	(253.1)%
Effective tax rate	24.9%	27.5%	N/A	(9.5)%
The Company recorded an income tax expense of $8.8 million for the three months ended March 31, 2021, compared to an income tax benefit of $6.5 million for the three months ended March 31, 2020, representing effective tax rates of 24.9% and 27.5%, respectively.

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
In the first quarter, the Company continued to operate with increased liquidity as a precautionary measure due to economic uncertainty associated with the COVID-19 pandemic. In particular, the Company has shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity as economic conditions improve.
Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the first quarter. Cash and equivalents at the end of the quarter were $130.9 million, or 1.5% of the balance sheet, compared to $434.9 million, or 4.9% of the balance sheet, as of December 31, 2020. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 10% of total assets. Due to the current environment, management increased this target operating range to between 5% and 15% of total assets. As of March 31, 2021, cash, cash equivalents and investment securities available-for-sale totaled $860.8 million, or 10.1% of total assets. This compares to $1.2 billion, or 13.2% of total assets, as of December 31, 2020.
Deposits, which are considered the most stable source of liquidity, totaled $6.9 billion as of March 31, 2021 and represented 92.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.9 billion, or 89.4% of total funding, as of December 31, 2020. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.1 billion as of March 31, 2021 and represented 74.6% of total deposits, compared to core deposits of $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Additionally, the Company had $470.6 million of brokered deposits as of March 31, 2021, which represented 6.9% of total deposits, compared to $693.9 million or 10.0% of total deposits, as of December 31, 2020. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $546.0 million as of March 31, 2021, representing 7.4% of total funding, compared to $820.2 million, or 10.6% of total funding, as of December 31, 2020. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2021, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.8 billion, compared to $1.9 billion as of December 31, 2020, based on the level of qualifying collateral available for these borrowings.
As of March 31, 2021, the Banks also have access to funding through certain uncommitted lines of credit of $746.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2021. As of March 31, 2021, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $590.9 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2021. As of March 31, 2021, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2021	At December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$107,597	$174,240
Commercial	105,426	80,291
Residential mortgage	82,366	30,418
Unadvanced portion of loans and leases	826,545	759,053
Unused lines of credit:
Home equity	591,377	584,881
Other consumer	41,583	38,954
Other commercial	431	408
Unused letters of credit:
Financial standby letters of credit	15,953	14,746
Performance standby letters of credit	6,607	5,903
Commercial and similar letters of credit	5,369	5,105
Loan level derivatives:
Receive fixed, pay variable	1,232,482	1,214,146
Pay fixed, receive variable	1,232,482	1,214,146
Risk participation-out agreements	263,430	252,655
Risk participation-in agreements	60,289	60,619
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,416	1,266
Sells foreign currency, buys U.S. currency	1,422	1,273

Capital Resources
As of March 31, 2021, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2021, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2021 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2021:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$782,378	11.65%	$302,206	4.50%	$470,098	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	792,010	9.26%	342,121	4.00%	342,121	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	792,010	11.79%	403,059	6.00%	571,000	8.50%	N/A	N/A
Total risk-based capital ratio (4)	950,627	14.15%	537,457	8.00%	705,412	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$562,089	12.21%	$207,158	4.50%	$322,246	7.00%	$299,228	6.50%
Tier 1 leverage capital ratio (2)	562,089	10.15%	221,513	4.00%	221,513	4.00%	276,891	5.00%
Tier 1 risk-based capital ratio (3)	562,089	12.21%	276,211	6.00%	391,299	8.50%	368,281	8.00%
Total risk-based capital ratio (4)	619,931	13.47%	368,185	8.00%	483,242	10.50%	460,231	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$243,118	11.42%	$95,800	4.50%	$149,022	7.00%	$138,377	6.50%
Tier 1 leverage capital ratio (2)	243,118	7.84%	124,040	4.00%	124,040	4.00%	155,050	5.00%
Tier 1 risk-based capital ratio (3)	243,118	11.42%	127,733	6.00%	180,955	8.50%	170,310	8.00%
Total risk-based capital ratio (4)	269,903	12.68%	170,286	8.00%	223,500	10.50%	212,857	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2020 for the Company and the Banks.

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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2021.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2021, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2021		December 31, 2020
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$17,032	6.4%	$19,249	7.1%
Up 200 basis points ramp	9,128	3.4%	10,698	3.9%
Up 100 basis points ramp	4,521	1.7%	5,193	1.9%
Down 100 basis points ramp	(5,702)	(2.1)%	(5,999)	(2.2)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 6.4% as of March 31, 2021, compared to a positive 7.1% as of December 31, 2020. The decrease in asset sensitivity was due to an extension in the investment portfolio.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2021, the Company’s one-year cumulative gap was a negative $135.9 million, or 1.68% of total interest-earning assets, compared with a negative $330.0 million, or 3.92% of total interest-earning assets, at December 31, 2020.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2020 Annual Report on Form 10-K.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of March 31, 2021, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2021	At December 31, 2020
Up 300 basis points	10.9%	11.2%
Up 200 basis points	7.7%	8.3%
Up 100 basis points	4.7%	5.4%
Down 100 basis points	(11.3)%	(13.6)%

The Company's EVE sensitivity increased from December 31, 2020 to March 31, 2021 due to the lengthened duration of the investment portfolio.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2020 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1
Second Amendment to the Employment Agreement, dated March 10, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 10, 2021)

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

BROOKLINE BANCORP, INC.

Date: May 5, 2021	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)