Form 10-Q
period 2021-06-30
BROOKLINE BANCORP INC
filed 2021-08-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

At July 31, 2021, the number of shares of common stock, par value $0.01 per share, outstanding was 78,192,589.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2021	At December 31, 2020
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$36,079	$36,069
Short-term investments	284,370	398,848
Total cash and cash equivalents	320,449	434,917
Investment securities available-for-sale	694,151	745,822
Equity securities held-for-trading	—	526
Total investment securities	694,151	746,348
Loans and leases:
Commercial real estate loans	3,815,581	3,823,826
Commercial loans and leases	2,038,851	2,274,899
Consumer loans	1,165,843	1,170,828
Total loans and leases	7,020,275	7,269,553
Allowance for loan and lease losses	(106,474)	(114,379)
Net loans and leases	6,913,801	7,155,174
Restricted equity securities	31,627	49,786
Premises and equipment, net of accumulated depreciation of $84,191 and $82,233, respectively	71,240	71,568
Right-of-use asset operating leases	22,682	24,143
Deferred tax asset	41,324	40,129
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $39,212 and $38,752, respectively	2,692	3,152
Other real estate owned ("OREO") and repossessed assets, net	372	6,515
Other assets	203,199	250,265
Total assets	$8,461,964	$8,942,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,926,713	$1,592,205
Interest-bearing deposits	4,967,988	5,318,491
Total deposits	6,894,701	6,910,696
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	204,154	648,849
Subordinated debentures and notes	83,821	83,746
Other borrowed funds	75,039	87,652
Total borrowed funds	363,014	820,247
Operating lease liabilities	22,682	24,143
Mortgagors' escrow accounts	6,231	5,901
Reserve for unfunded credits	13,142	13,071
Accrued expenses and other liabilities	189,942	226,588
Total liabilities	7,489,712	8,000,646

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	738,557	737,178
Retained earnings, partially restricted	304,466	264,892
Accumulated other comprehensive income	6,089	16,490
Treasury stock, at cost; 6,536,478 shares and 6,525,783 shares, respectively	(77,493)	(77,343)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 37,890 shares and 51,114 shares, respectively	(219)	(291)
Total stockholders' equity	972,252	941,778
Total liabilities and stockholders' equity	$8,461,964	$8,942,424
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$75,026	$77,416	$150,035	$156,975
Debt securities	3,121	3,701	6,239	6,677
Marketable and restricted equity securities	233	908	534	1,686
Short-term investments	42	99	81	308
Total interest and dividend income	78,422	82,124	156,889	165,646
Interest expense:
Deposits	5,380	12,778	12,087	29,018
Borrowed funds	1,936	5,058	4,587	10,628
Total interest expense	7,316	17,836	16,674	39,646
Net interest income	71,106	64,288	140,215	126,000
(Credit) provision for credit losses	(3,331)	5,347	(5,478)	59,461
Net interest income after provision for credit losses	74,437	58,941	145,693	66,539
Non-interest income:
Deposit fees	3,015	1,929	5,296	4,387
Loan fees	607	513	1,160	1,063
Loan level derivative income, net	7	1,440	481	3,596
Gain (loss) on investment securities, net	1	586	(6)	1,916
Gain on sales of loans and leases held-for-sale	538	299	1,247	419
Other	1,742	1,468	2,526	4,182
Total non-interest income	5,910	6,235	10,704	15,563
Non-interest expense:
Compensation and employee benefits	25,161	24,619	50,982	49,838
Occupancy	3,832	3,825	7,836	7,778
Equipment and data processing	4,697	4,155	9,190	8,858
Professional services	1,245	1,056	2,471	2,707
FDIC insurance	657	858	1,701	1,236
Advertising and marketing	1,110	1,017	2,210	2,092
Amortization of identified intangible assets	228	311	460	647
Other	1,036	3,268	3,927	6,701
Total non-interest expense	37,966	39,109	78,777	79,857
Income before provision for income taxes	42,381	26,067	77,620	2,245
Provision (benefit) for income taxes	10,779	6,496	19,564	(50)
Net income	$31,602	$19,571	$58,056	$2,295
Earnings per common share:
Basic	$0.40	$0.25	$0.74	$0.03
Diluted	0.40	0.25	0.74	0.03
Weighted average common shares outstanding during the year:
Basic	78,150,364	78,849,282	78,147,076	79,165,372
Diluted	78,470,451	79,015,274	78,437,275	79,340,524
Dividends paid per common share	$0.120	$0.115	$0.235	$0.230

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Net income (loss)	$31,602	$19,571	$58,056	$2,295

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	5,135	3,952	(13,346)	25,115
Income tax (expense) benefit	(1,132)	(867)	2,941	(5,533)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	4,003	3,085	(10,405)	19,582
Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	—	634	—	2,987
Income tax expense (benefit)	—	(140)	—	(660)
Net reclassification adjustments for securities gains (losses) included in net income	—	494	—	2,327
Net unrealized securities holding gains (losses)	4,003	2,591	(10,405)	17,255

Cash flow hedges:
Change in fair value of cash flow hedges	8	—	9	—
Reclassification adjustment for (income) expense recognized in earnings	(4)	—	(5)	—
Net change in fair value of cash flow hedges	4	—	4	—

Other comprehensive income (loss), net of taxes	4,007	2,591	(10,401)	17,255

Comprehensive income (loss)	$35,609	$22,162	$47,655	$19,550

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2021	$852	$737,882	$282,301	$2,082	$(77,463)	$(255)	$945,399
Net income	—	—	31,602	—	—	—	31,602
Other comprehensive income (loss)	—	—	—	4,007	—	—	4,007
Common stock dividends of $0.120 per share	—	—	(9,383)	—	—	—	(9,383)
Restricted stock awards issued, net of awards surrendered	—	30	—	—	(30)	—	—
Compensation under recognition and retention plans	—	584	(54)	—	—	—	530
Common stock held by ESOP committed to be released (6,612 shares)	—	61	—	—	—	36	97
Balance at June 30, 2021	$852	$738,557	$304,466	$6,089	$(77,493)	$(219)	$972,252

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2020	$852	$737,422	$227,359	$16,947	$(69,617)	$(395)	$912,568
Net income	—	—	19,571	—	—	—	19,571
Other comprehensive income (loss)	—	—	—	2,591	—	—	2,591
Common stock dividends of $0.115 per share	—	—	(9,076)	—	—	—	(9,076)
Compensation under recognition and retention plan	—	701	(46)	—	45	—	700
Common stock held by ESOP committed to be released (7,107 shares)	—	32	—	—	—	27	59
Balance at June 30, 2020	$852	$738,155	$237,808	$19,538	$(69,572)	$(368)	$926,413
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net income	—	—	58,056	—	—	—	58,056
Other comprehensive income (loss)	—	—	—	(10,401)	—	—	(10,401)
Common stock dividends of $0.235 per share	—	—	(18,375)	—	—	—	(18,375)
Restricted stock awards issued, net of awards surrendered	—	150	—	—	(150)	—	—
Compensation under recognition and retention plans	—	1,121	(107)	—	—	—	1,014
Common stock held by ESOP committed to be released (13,224 shares)	—	108	—	—	—	72	180
Balance at June 30, 2021	$852	$738,557	$304,466	$6,089	$(77,493)	$(219)	$972,252

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606
Net Income	—	—	2,295	—	—	—	2,295
Other comprehensive income (loss)	—	—	—	17,255	—	—	17,255
Common stock dividends of $0.230 per share	—	—	(18,249)	—	—	—	(18,249)
Compensation under recognition and retention plans	—	1,459	(91)	—	(90)	—	1,278
Treasury stock, repurchase shares	—	—	—	—	(10,409)	—	(10,409)
Common stock held by ESOP committed to be released (14,214 shares)	—	95	—	—	—	65	160
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)
Balance at June 30, 2020	$852	$738,155	$237,808	$19,538	$(69,572)	$(368)	$926,413

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
Cash flows from operating activities:
Net income	$58,056	$2,295
Adjustments to reconcile net income to net cash provided from operating activities:
(Credit) provision for credit losses	(5,478)	59,461
Deferred income tax expense (benefit)	1,746	(22,539)
Depreciation of premises and equipment	2,805	3,025
Amortization of investment securities premiums and discounts, net	1,643	1,048
Amortization of deferred loan and lease origination costs, net	3,057	3,913
Amortization of identified intangible assets	460	647
Amortization of debt issuance costs	50	51
Accretion of acquisition fair value adjustments, net	(48)	(389)
Loss (gain) on investment securities, net	6	(1,916)
Gain on sales of loans and leases held-for-sale	(1,247)	(419)
Gain on sales of OREO and other repossessed assets, net	(2,108)	—
Write-down of OREO and other repossessed assets	165	830
Compensation under recognition and retention plans	1,120	1,370
ESOP shares committed to be released	180	160
Net change in:
Cash surrender value of bank-owned life insurance	(505)	(509)
Equity securities held-for-trading	520	518
Other assets	47,641	(120,680)
Accrued expenses and other liabilities	(36,753)	106,198
Net cash provided from operating activities	71,310	33,064

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	131,499
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	108,519	56,194
Purchases of investment securities available-for-sale	(71,837)	(438,658)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	—	6,302
Proceeds from redemption/sales of restricted equity securities	19,120	3,662
Purchase of restricted equity securities	(961)	(21,482)
Proceeds from sales of loans and leases held-for-investment, net	720	5,901
Net decrease (increase) in loans and leases	243,765	(685,516)
Purchase of premises and equipment, net	(2,638)	(1,906)
Proceeds from sales of OREO and other repossessed assets	8,838	3,148
Net cash provided from (used for) investing activities	305,526	(940,856)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	628,655	679,855
(Decrease) increase in certificates of deposit	(644,606)	(69,356)
Proceeds from FHLBB advances	113,300	2,225,600
Repayment of FHLBB advances	(557,995)	(1,716,499)
(Decrease) in other borrowed funds, net	(12,613)	(5,258)
Increase (decrease) in mortgagors' escrow accounts, net	330	(765)
Repurchases of common stock	—	(10,410)
Payment of dividends on common stock	(18,375)	(18,249)
Net cash (used for) provided from financing activities	(491,304)	1,084,918
Net (decrease) increase in cash and cash equivalents	(114,468)	177,126
Cash and cash equivalents at beginning of period	434,917	77,790
Cash and cash equivalents at end of period	$320,449	$254,916

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$17,572	$40,577
Income taxes	11,720	13,160
Non-cash investing activities:
Transfer from loans to other real estate owned	$752	$2,801

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 30 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area.
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
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated its withdrawal from the DIF and the concurrent charter conversion. Brookline Bank’s deposit accounts are and will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
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
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the allowance for credit losses, the determination of fair market values of assets and liabilities, including

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
acquired loans, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.
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

(2) Recent Accounting Pronouncements
Accounting Standards Adopted in 2021 and 2020
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for lifetime expected losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. The Company adopted all of the above mentioned ASU as of January 1, 2020. The standard had an impact on the Company's consolidated balance sheet. On adoption, the Company recognized an increase in the allowance for loan and lease losses of $6.6 million, and an increase in the reserve for unfunded commitments of $8.9 million. The net, after-tax impact of the increase in the allowance for loan and lease losses and reserve for unfunded commitments was a decrease to retained earnings of $11.5 million shown in the Consolidated Statements of Changes in Stockholders’ Equity. Additional details can be found in Notes 3, 4 and 5.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. There was no allowance for credit loss ("ACL") on available-for-sale debt securities recognized as of June 30, 2021.
The following tables set forth investment securities available-for-sale, held-to-maturity and equity securities held-for-trading at the dates indicated:

	At June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$245,960	$3,583	$3,209	$246,334
GSE CMOs	35,149	803	8	35,944
GSE MBSs	240,300	6,124	370	246,054
Corporate debt obligations	22,239	869	—	23,108
U.S. Treasury bonds	142,080	2,154	2,020	142,214
Foreign government obligations	500	—	3	497
Total investment securities available-for-sale	$686,228	$13,533	$5,610	$694,151

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,820	$5,455	$630	$278,645
GSE CMOs	44,937	1,103	12	46,028
GSE MBSs	312,658	10,956	5	323,609
Corporate debt obligations	22,299	1,168	—	23,467
U.S. Treasury bonds	70,339	3,318	80	73,577
Foreign government obligations	500	—	4	496
Total investment securities available-for-sale	$724,553	$22,000	$731	$745,822
Equity securities held-for-trading				$526
As of June 30, 2021, the fair value of all investment securities available-for-sale was $694.2 million, with net unrealized gains of $7.9 million, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of June 30, 2021, $214.2 million, or 30.9% of the portfolio, had gross unrealized losses of $5.6 million, compared to $86.9 million, or 11.7% of the portfolio, with gross unrealized losses of $0.7 million as of December 31, 2020.
As of June 30, 2021, the Company did not hold any equity securities held-for-trading, compared to a fair value of $0.5 million as of December 31, 2020.
Investment Securities as Collateral
As of June 30, 2021 and December 31, 2020, respectively, $402.1 million and $448.7 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of June 30, 2021 and December 31, 2020.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.6 million, as of June 30, 2021 and December 31, 2020.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended June 30, 2021 and 2020.
Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2021 and December 31, 2020 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$91,341	$3,018	$7,874	$191	$99,215	$3,209
GSE CMOs	—	—	924	8	924	8
GSE MBSs	49,570	367	374	3	49,944	370
U.S. Treasury bonds	63,658	2,020	—	—	63,658	2,020
Foreign government obligations	—	—	497	3	497	3
Temporarily impaired investment securities available-for-sale	204,569	5,405	9,669	205	214,238	5,610
Total temporarily impaired investment securities	$204,569	$5,405	$9,669	$205	$214,238	$5,610

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$72,745	$630	$—	$—	$72,745	$630
GSE CMOs	832	7	872	5	1,704	12
GSE MBSs	2,102	5	97	—	2,199	5
U.S. Treasury bonds	9,750	80	—	—	9,750	80
Foreign government obligations	—	—	496	4	496	4
Temporarily impaired investment securities available-for-sale	85,429	722	1,465	9	86,894	731
Total temporarily impaired investment securities	$85,429	$722	$1,465	$9	$86,894	$731
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2021.The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of June 30, 2021. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of June 30, 2021, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $5.6 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $7.3 million as of December 31, 2020.
As of June 30, 2021, the Company owned 54 GSE debentures with a total fair value of $246.3 million, and a net unrealized gain of $0.4 million. As of December 31, 2020, the Company held 54 GSE debentures with a total fair value of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
$278.6 million, with a net unrealized gain of $4.8 million. As of June 30, 2021, 10 of the 54 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 7 of the 54 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2021, the Company did not purchase GSE debentures. This compares to the same period in 2020 when the Company purchased $169.0 million GSE debentures. During the six months ended June 30, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of June 30, 2021, the Company owned 33 GSE CMOs with a total fair value of $35.9 million and a net unrealized gain of $0.8 million. As of December 31, 2020, the Company held 33 GSE CMOs with a total fair value of $46.0 million with a net unrealized gain of $1.1 million. As of June 30, 2021 and December 30, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2021 and 2020, the Company did not purchase any GSE CMOs.
As of June 30, 2021, the Company owned 139 GSE MBSs with a total fair value of $246.1 million and a net unrealized gain of $5.8 million. As of December 31, 2020, the Company held 140 GSE MBSs with a total fair value of $323.6 million with a net unrealized gain of $11.0 million. As of June 30, 2021, 20 of the 139 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 17 of the 140 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2021, the Company did not purchase any GSE MBSs. This compares to the same period in 2020 when the Company purchased $248.4 million GSE MBSs. During the six months ended June 30, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2021, the Company held 6 corporate obligation securities with a total fair value of $23.1 million and a net unrealized gain of $0.9 million. As of December 31, 2020, the Company held 6 corporate obligation securities with a total fair value of $23.5 million and a net unrealized gain of $1.2 million. As of June 30, 2021 and December 31, 2020, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2021 and 2020, the Company did not purchase any corporate obligations. During the six months ended June 30, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2021, the Company owned 19 U.S. Treasury bonds with a total fair value of $142.2 million and an unrealized gain of $0.1 million. This compares to 12 U.S. Treasury bonds with a total fair value of $73.6 million and an unrealized gain of $3.2 million as of December 31, 2020. As of June 30, 2021, 7 of the 19 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 1 of the 12 securities in this portfolio was an unrealized loss position. During the six months ended June 30, 2021 the Company purchased $71.8 million U.S. Treasury bonds, compared to the same period in 2020 when the Company purchased $21.2 million U.S. Treasury bonds.
Municipal Obligations
As of June 30, 2021 and December 31, 2020, the Company did not own any municipal obligation securities. During the six months ended June 30, 2021 and 2020, the Company did not purchase any municipal obligations. During the six months ended June 30, 2020, the Company transferred 93 held-to-maturity municipal obligations securities with a total fair value of $47.7 million to the available-for-sale portfolio.
Foreign Government Obligations
As of June 30, 2021 and December 31, 2020, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2021 and December 31, 2020 respectively, the security was in

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
an unrealized loss position. During the six months ended June 30, 2021 and 2020, the Company did not purchase any foreign government obligations.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of June 30, 2021, the Company did not own any equity securities held-for-trading. As of December 31, 2020, the Company owned equity securities held-for-trading with a fair value of $0.5 million.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2021			At December 31, 2020
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$60,865	$61,478	1.98%	$31,633	$32,013	2.02%
After 1 year through 5 years	251,542	256,988	1.95%	146,274	153,262	2.22%
After 5 years through 10 years	115,322	120,226	2.26%	222,271	225,568	1.43%
Over 10 years	258,499	255,459	1.31%	324,375	334,979	1.86%
	$686,228	$694,151	1.77%	$724,553	$745,822	1.81%
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
As of June 30, 2021, issuers of debt securities with an estimated fair value of $67.8 million had the right to call or prepay the obligations. Of the $67.8 million, approximately $12.7 million matures in 1 - 5 years, $45.2 million matures in 6 - 10 years, and $9.9 million matures after ten years. As of December 31, 2020, issuers of debt securities with an estimated fair value of approximately $90.8 million had the right to call or prepay the obligations. Of the $90.8 million, $12.9 million matures in 1-5 years, and $68.1 million matures in 6 - 10 years, and $9.8 million matures after ten years.
Security Sales
The Company sold $0.5 million of investment securities available-for-sale or equity securities held-for-trading during the six months ended June 30, 2021. This compares to $132.0 million securities sold during the six months ended June 30, 2020.
Sales of investment and restricted equity securities are summarized as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$520	$132,014

Gross gains from securities sales	1	3,152
Gross losses from securities sales	—	(167)
Gain on sales of securities, net	$1	$2,985

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2021		At December 31, 2020
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,646,104	3.45%	$2,578,773	3.58%
Multi-family mortgage	967,891	3.44%	1,013,432	3.53%
Construction	201,586	3.65%	231,621	3.49%
Total commercial real estate loans	3,815,581	3.46%	3,823,826	3.56%
Commercial loans and leases:
Commercial (1)	918,345	2.86%	1,131,668	2.55%
Equipment financing	1,074,088	7.07%	1,092,461	7.26%
Condominium association	46,418	4.46%	50,770	4.55%
Total commercial loans and leases	2,038,851	5.11%	2,274,899	4.86%
Consumer loans:
Residential mortgage	799,027	3.61%	791,317	3.74%
Home equity	331,038	3.26%	346,652	3.26%
Other consumer	35,778	2.93%	32,859	3.04%
Total consumer loans	1,165,843	3.49%	1,170,828	3.58%
Total loans and leases	$7,020,275	3.93%	$7,269,553	3.97%
______________________________________________________________________
(1) Including $348,411 and $489,216 of PPP loans as of June 30, 2021 and December 31, 2020, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of June 30, 2021 and December 31, 2020.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $18.5 million and $20.5 million at June 30, 2021 and December 31, 2020, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination costs included in total loans and leases were $2.6 million and $4.1 million as of June 30, 2021 and December 31, 2020, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.7% of which is in the greater New York and New Jersey metropolitan area and 72.3% of which is in other areas in the United States of America as of June 30, 2021.
Loans and Leases Pledged as Collateral
As of June 30, 2021 and 2020, there were $3.1 billion and $3.5 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2021 and December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837
Charge-offs	(28)	(1,184)	(9)	(1,221)
Recoveries	11	489	126	626
(Credit) provision for loan and lease losses excluding unfunded commitments	(5,903)	3,234	(99)	(2,768)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474

	Three Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181
Charge-offs	—	(1,794)	(9)	(1,803)
Recoveries	94	296	30	420
(Credit) provision for loan and lease losses excluding unfunded commitments	7,738	(338)	355	7,755
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553

	Six Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(3,323)	(13)	(3,364)
Recoveries	11	819	179	1,009
(Credit) provision for loan and lease losses excluding unfunded commitments	(6,106)	1,370	(814)	(5,550)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474

	Six Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	$6,632
Charge-offs	—	(4,321)	(21)	(4,342)
Recoveries	94	543	88	725
Provision for loan and lease losses	47,938	6,562	956	55,456
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553
The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $13.1 million and $13.1 million at June 30, 2021 and December 31, 2020, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(5,903)	$7,738	$(6,106)	$47,938
Commercial	3,234	(338)	1,370	6,562
Consumer	(99)	355	(814)	956
Total (credit) provision for loan and lease losses	(2,768)	7,755	(5,550)	55,456
Unfunded commitments	(563)	(2,408)	72	4,005
Total (credit) provision for credit losses	$(3,331)	$5,347	$(5,478)	$59,461
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at June 30, 2021 reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

For June 30, 2021, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts as compared to previous quarters. Additional qualitative adjustments were applied to the Commercial, Multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding and Macrolease portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $105.4 million as of June 30, 2021, compared to $112.1 million as of December 31, 2020. The reduction in the ACL is attributable to continued low level of net charge-offs, an improving macro-economic forecast, and a reduction in qualitative adjustments that consider longer-term risks.

The specific allowance for loan and lease losses was $1.1 million as of June 30, 2021, compared to $2.3 million as of December 31, 2020. The specific allowance decreased by $1.2 million during the six months ended June 30, 2021 primarily due the decrease in specific reserves for the remaining individually evaluated loans due to improving collection prospects.The specific allowance for loan and lease losses was $1.1 million as of June 30, 2021 and March 31, 2021.
As of June 30, 2021, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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
Credit Quality Information

The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2021.

June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(In Thousands)
Commercial Real Estate

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Pass	$250,161	$353,110	$367,648	$247,536	$217,389	$1,054,660	$50,918	$14,237	$2,555,659
OAEM	687	834	27,398	—	4,902	42,220	—	—	76,041
Substandard	—	195	—	—	1,604	8,611	—	3,994	14,404
Total	250,848	354,139	395,046	247,536	223,895	1,105,491	50,918	18,231	2,646,104
Multi-Family Mortgage
Pass	60,027	124,950	144,801	115,350	93,077	394,645	4,784	27,518	965,152
OAEM	—	—	—	—	—	2,739	—	—	2,739
Total	60,027	124,950	144,801	115,350	93,077	397,384	4,784	27,518	967,891
Construction
Pass	4,663	52,601	46,573	87,246	658	6,023	—	—	197,764
Substandard	—	—	3,822	—	—	—	—	—	3,822
Total	4,663	52,601	50,395	87,246	658	6,023	—	—	201,586
Commercial
Pass	312,085	152,581	47,241	38,867	20,149	125,055	192,823	1,359	890,160
OAEM	—	1,592	3,933	—	12,840	7	1,521	—	19,893
Substandard	—	31	—	107	299	2,511	4,485	857	8,290
Doubtful	—	—	—	—	—	1	—	1	2
Total	312,085	154,204	51,174	38,974	33,288	127,574	198,829	2,217	918,345
Equipment Financing
Pass	149,995	304,555	265,845	168,156	89,716	74,929	2,139	618	1,055,953
OAEM	—	196	1,185	480	172	691	—	—	2,724
Substandard	—	1,094	2,939	5,013	3,529	1,873	—	—	14,448
Doubtful	—	1	381	1	6	574	—	—	963
Total	149,995	305,846	270,350	173,650	93,423	78,067	2,139	618	1,074,088
Condominium Association
Pass	717	9,132	8,390	4,531	6,301	15,624	1,586	40	46,321
Substandard	—	—	—	—	—	97	—	—	97
Total	717	9,132	8,390	4,531	6,301	15,721	1,586	40	46,418

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Other Consumer
Pass	613	215	504	1,818	30	765	31,817	14	35,776
Substandard	—	—	—	—	—	1	—	1	2
Total	613	215	504	1,818	30	766	31,817	15	35,778
Total
Pass	778,261	997,144	881,002	663,504	427,320	1,671,701	284,067	43,786	5,746,785
OAEM	687	2,622	32,516	480	17,914	45,657	1,521	—	101,397
Substandard	—	1,320	6,761	5,120	5,432	13,093	4,485	4,852	41,063
Doubtful	—	1	381	1	7	575	—	1	966
Total	$778,948	$1,001,087	$920,660	$669,105	$450,673	$1,731,026	$290,073	$48,639	$5,890,211
As of June 30, 2021, there were no loans categorized as definite loss.

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$95,094	$111,814	$75,571	$49,291	$44,618	$152,417	$3,071	$—	$531,876
661 - 700	10,810	21,194	15,573	9,047	13,001	27,049	—	—	96,674
600 and below	2,174	6,034	4,321	3,602	4,205	15,194	—	—	35,530
Data not available*	12,590	11,956	16,217	15,553	13,139	65,134	—	358	134,947
Total	$120,668	$150,998	$111,682	$77,493	$74,963	$259,794	$3,071	$358	$799,027
Home Equity
Credit Scores
Over 700	$955	$1,486	$2,064	$1,962	$1,885	$9,867	$238,867	$2,306	$259,392
661 - 700	75	113	320	464	253	2,112	43,102	396	46,835
600 and below	—	56	104	255	13	514	9,817	923	11,682
Data not available*	—	100	—	—	—	1,295	10,845	889	13,129
Total	$1,030	$1,755	$2,488	$2,681	$2,151	$13,788	$302,631	$4,514	$331,038
_______________________________________________________________________________
* Represents loans and leases for which data are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present the recorded investment in loans in each class as of December 31, 2020, by credit quality indicator.

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$352,832	$412,071	$282,629	$255,786	$243,477	$944,676	$55,392	$12,585	$2,559,448
OAEM	—	477	—	—	3,312	8,991	—	—	12,780
Substandard	—	—	—	1,261	2	5,220	—	62	6,545
Total	352,832	412,548	282,629	257,047	246,791	958,887	55,392	12,647	2,578,773
Multi-Family Mortgage
Pass	125,434	136,620	162,180	103,997	127,873	304,224	15,845	34,871	1,011,044
OAEM	—	—	—	—	—	2,388	—	—	2,388
Total	125,434	136,620	162,180	103,997	127,873	306,612	15,845	34,871	1,013,432
Construction
Pass	46,249	56,074	112,856	1,799	2,788	404	3,834	—	224,004
Substandard	—	4,853	—	—	2,764	—	—	—	7,617
Total	46,249	60,927	112,856	1,799	5,552	404	3,834	—	231,621
Commercial
Pass	574,542	66,278	41,325	62,112	22,085	113,715	226,495	1,687	1,108,239
OAEM	310	4,850	—	—	35	17	5,382	—	10,594
Substandard	80	—	129	389	29	7,612	3,930	664	12,833
Doubtful	—	—	—	—	—	—	—	2	2
Total	574,932	71,128	41,454	62,501	22,149	121,344	235,807	2,353	1,131,668
Equipment Financing
Pass	332,375	306,231	209,219	121,845	56,241	45,451	636	576	1,072,574
OAEM	196	1,066	290	93	609	85	—	—	2,339
Substandard	402	4,385	5,280	3,545	1,891	631	—	—	16,134
Doubtful	1	64	24	27	1,292	6	—	—	1,414
Total	332,974	311,746	214,813	125,510	60,033	46,173	636	576	1,092,461
Condominium Association
Pass	6,455	9,918	5,399	7,928	5,213	12,682	2,684	379	50,658
Substandard	—	—	—	—	112	—	—	—	112
Total	6,455	9,918	5,399	7,928	5,325	12,682	2,684	379	50,770
Other Consumer
Pass	694	549	1,938	32	570	301	28,755	18	32,857
Substandard	—	—	—	—	—	—	—	2	2
Total	694	549	1,938	32	570	301	28,755	20	32,859
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

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2021
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$1,157	$1,517	$11,225	$13,899	$2,632,205	$2,646,104	$—	$11,657	$11,452
Multi-family mortgage	3,035	—	—	3,035	964,856	967,891	—	—	—
Construction	—	—	—	—	201,586	201,586	—	—	—
Total commercial real estate loans	4,192	1,517	11,225	16,934	3,798,647	3,815,581	—	11,657	11,452
Commercial loans and leases:
Commercial	153	761	1,182	2,096	916,249	918,345	—	3,207	1,723
Equipment financing	3,914	2,451	10,866	17,231	1,056,857	1,074,088	2,850	14,872	5,330
Condominium association	453	85	—	538	45,880	46,418	—	97	—
Total commercial loans and leases	4,520	3,297	12,048	19,865	2,018,986	2,038,851	2,850	18,176	7,053
Consumer loans:
Residential mortgage	1,075	1,119	3,104	5,298	793,729	799,027	301	3,638	3,185
Home equity	363	—	530	893	330,145	331,038	3	744	512
Other consumer	2	5	1	8	35,770	35,778	—	1	—
Total consumer loans	1,440	1,124	3,635	6,199	1,159,644	1,165,843	304	4,383	3,697
Total loans and leases	$10,152	$5,938	$26,908	$42,998	$6,977,277	$7,020,275	$3,154	$34,216	$22,202
There is no interest income recognized on non-accrual loans for the three months ended June 30, 2021.

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

	At June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$93	$922	$91	$1,106
Collectively evaluated	73,916	27,442	4,010	105,368
Total	$74,009	$28,364	$4,101	$106,474

Loans and Leases:
Individually evaluated	$18,893	$20,639	$7,552	$47,084
Collectively evaluated	3,796,688	2,018,212	1,158,291	6,973,191
Total	$3,815,581	$2,038,851	$1,165,843	$7,020,275

	At December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$183	$2,020	$108	$2,311
Collectively evaluated	79,949	27,478	4,641	112,068
Total loans and leases	$80,132	$29,498	$4,749	$114,379

Loans and Leases:
Individually evaluated	$14,159	$24,727	$8,760	$47,646
Collectively evaluated	3,809,667	2,250,172	1,162,068	7,221,907
Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Leases
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2021	At December 31, 2020
	(In Thousands)
Troubled debt restructurings:
On accrual	$14,387	$11,483
On nonaccrual	6,410	7,476
Total troubled debt restructurings	$20,797	$18,959

Total TDR loans and leases increased by $1.8 million to $20.8 million at June 30, 2021 from $19.0 million at December 31, 2020, primarily driven by 41 new TDR relationships, consisting of 40 equipment financing relationships totaling of $2.9 million, and one $0.8 million residential relationship, partially offset by the payoff of eight TDR relationships totaling of $1.2 million, as well as the payment on a TDR relationships during the six months ended June 30, 2021.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended June 30, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Equipment financing	28	1,236	1,222	9	483	5	211
Residential mortgage	1	864	864	—	—	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	30	$2,412	$2,398	$9	$483	5	$211
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended June 30, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate	—	$—	$—	$—	$—	1	$221
Equipment financing	11	1,174	1,160	—	1,160	—	—
Total loans and leases	11	$1,174	$1,160	$—	$1,160	1	$221
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Six Months Ended June 30, 2021
		Amortized Cost		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$497	$497	$—	$—	$—	$—
Equipment financing	40	2,954	2,922	9	713	5	211
Residential mortgage	1	864	864	—	—	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	43	$4,627	$4,595	$9	$713	5	$211

	At and for the Six Months Ended June 30, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	—	$—	$—	$—	$—	—	1	$221
Commercial	2	297	302	—	—	—	—	—
Equipment financing	11	1,174	1,160	—	1,160	—	—	—
Home equity	1	200	200	—	—	—	—	—
Total loans and leases	14	$1,671	$1,662	$—	$1,160	$—	1	$221

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Extended maturity	$1,143	$334	$2,667	$636
Adjusted principal	—	44	—	44
Combination maturity, principal, interest rate	1,255	782	1,928	982
Total loans with modifications	$2,398	$1,160	$4,595	$1,662
The TDR loans and leases that were modified for the three months ended June 30, 2021 and 2020 were $2.4 million and $1.2 million, respectively. The increases in TDR loans and leases that were modified for the three months ended June 30, 2021 were primarily due to the modification of one home equity relationship of $0.3 million, and one residential relationship of $0.9 million during the three months ended June 30, 2021.
The net charge-offs for performing and nonperforming TDR loans and leases for the six month ended June 30, 2021 and 2020 were $0.5 million and $0.6 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of June 30, 2021 was $2.1 million. As of June 30, 2020, there were $1.8 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of June 30, 2021, the Company granted 4,401 short-term deferments on loan and lease balances of $991.3 million of which 4,250 loans and leases representing balances $895.3 million returned to payment and 151 loans and leases representing balances of $96.0 million remain in deferment. The outstanding deferred loans and leases represent 1.4% of the Company's total loan and lease balances.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2021	At December 31, 2020
	(In Thousands)
Goodwill	$160,427	$160,427
Other intangible assets:
Core deposits	1,603	2,063
Trade name	1,089	1,089
Total other intangible assets	2,692	3,152
Total goodwill and other intangible assets	$163,119	$163,579
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.61 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2021	$416
Year ending:
2022	494
2023	263
2024	151
2025	103
2026	74
Thereafter	102
Total	$1,603
(7) Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2021 and 2020, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2021	$2,174	$7	$(99)	$2,082
Other comprehensive income (loss)	4,003	8	—	4,011
Reclassification adjustment for (income) expense recognized in earnings	—	(4)	—	(4)
Balance at June 30, 2021	$6,177	$11	$(99)	$6,089

	Three Months Ended June 30, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2020	$16,863	$—	$84	$16,947
Other comprehensive income (loss)	3,085	—	—	3,085
Reclassification adjustment for (income) expense recognized in earnings	494	—	—	494
Balance at June 30, 2020	$19,454	$—	$84	$19,538

	Six Months Ended June 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(10,405)	9	—	(10,396)
Reclassification adjustment for (income) expense recognized in earnings	—	(5)	—	(5)
Balance at June 30, 2021	$6,177	$11	$(99)	$6,089

	Six Months Ended June 30, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income (loss)	19,582	—	—	19,582
Reclassification adjustment for (income) expense recognized in earnings	2,327	—	—	2,327
Balance at June 30, 2020	$19,454	$—	$84	$19,538
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
As of June 30, 2021, the Company paid its counterparties a fixed weighted average interest rate of 0.10% over a maximum period of 2 years for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	128	$8,395	$2,387	$4,658	$160,737	$1,010,330	$1,186,507	$83,306
Pay fixed, receive variable	128	8,395	2,387	4,658	160,737	1,010,330	1,186,507	83,306
Risk participation-out agreements	37	—	—	6,939	29,276	226,770	262,985	1,289
Risk participation-in agreements	8	—	—	18,859	—	41,102	59,961	232

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	11	$1,360	$—	$—	$—	$—	$1,360	$62
Sells foreign currency, buys U.S. currency	16	1,362	—	—	—	—	1,362	59

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	136	$—	$8,541	$16,447	$99,014	$1,090,144	$1,214,146	$129,284
Pay fixed, receive variable	136	—	8,541	16,447	99,014	1,090,144	1,214,146	129,284
Risk participation-out agreements	37	—	—	7,009	22,733	222,913	252,655	1,843
Risk participation-in agreements	8	—	—	19,000	—	41,619	60,619	361

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,266	$—	$—	$—	$—	$1,266	$156
Sells foreign currency, buys U.S. currency	20	1,273	—	—	—	—	1,273	148

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $146.6 million and $166.5 million in the normal course of business as of June 30, 2021 and December 31, 2020, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$12	$—	$12	$—	$—	$12
Derivatives not designated as hedging instruments:
Loan level derivatives	$89,726	$—	$89,726	$—	$—	$89,726
Risk participation-out agreements	1,289	—	1,289	—	—	1,289
Foreign exchange contracts	62	—	62	—	—	62
Total	$91,089	$—	$91,089	$—	$—	$91,089

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$89,726	$—	$89,726	$135,300	$11,280	$(56,854)
Risk participation-in agreements	232	—	232	—	—	232
Foreign exchange contracts	59	—	59	—	—	59
Total	$90,017	$—	$90,017	$135,300	$11,280	$(56,563)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Interest rate derivatives	$8	$—	$8	$—	$—	$8
Loan level derivatives	131,328	—	131,328	—	—	131,328
Risk participation-out agreements	1,843	—	1,843	—	—	1,843
Foreign exchange contracts	156	—	156	—	—	156
Total	$133,335	$—	$133,335	$—	$—	$133,335

Liability derivatives
Loan level derivatives	$131,328	$—	$131,328	$155,220	$11,280	$(35,172)
Risk participation-in agreements	361	—	361	—	—	361
Foreign exchange contracts	148	—	148	—	—	148
Total	$131,837	$—	$131,837	$155,220	$11,280	$(34,663)
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

	Fair Value
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(Dollars in Thousands)
Derivatives designated as hedges	$12	$(6)
Gain in OCI on derivatives (effective portion), net of tax	$11	$(5)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$5	$—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(9) Stock Based Compensation
As of June 30, 2021, the Company had one active equity plan: the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan ("Plan") with 1,750,000 authorized shares. As a result of the Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Company's 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The Plan, the 2014 Plan and the 2011 Plan are together referred to as the "Plans."
Of the awarded shares under the 2014 Plan (and the 2011 Plan), generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 14 financial institutions. These are referred to as "performance-based shares". If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
Under the Plan, shares of the Company's common stock are reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
During the three and six months ended June 30, 2021 and June 30, 2020, no shares were issued upon satisfaction of required conditions of the Plans.
Total expense for the Plan was $0.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Total expense for the Plan was $1.1 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$31,602	$31,602	$19,571	$19,571

Denominator:
Weighted average shares outstanding	78,150,364	78,150,364	78,849,282	78,849,282
Effect of dilutive securities	—	320,087	—	165,992
Adjusted weighted average shares outstanding	78,150,364	78,470,451	78,849,282	79,015,274

EPS	$0.40	$0.40	$0.25	$0.25

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2021		June 30, 2020
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$58,056	$58,056	$2,295	$2,295

Denominator:
Weighted average shares outstanding	78,147,076	78,147,076	79,165,372	79,165,372
Effect of dilutive securities	—	290,199	—	175,152
Adjusted weighted average shares outstanding	78,147,076	78,437,275	79,165,372	79,340,524

EPS	$0.74	$0.74	$0.03	$0.03
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2021 and June 30, 2020.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$246,334	$—	$246,334
GSE CMOs	—	35,944	—	35,944
GSE MBSs	—	246,054	—	246,054
Corporate debt obligations	—	23,108	—	23,108
U.S. Treasury bonds	—	142,214	—	142,214
Foreign government obligations	—	497	—	497
Total investment securities available-for-sale	$—	$694,151	$—	$694,151
Interest rate derivatives	—	12	—	12
Loan level derivatives	—	89,726	—	89,726
Risk participation-out agreements	—	1,289	—	1,289
Foreign exchange contracts	—	62	—	62
Liabilities:
Loan level derivatives	—	89,726	—	89,726
Risk participation-in agreements	—	232	—	232
Foreign exchange contracts	—	59	—	59

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$278,645	$—	$278,645
GSE CMOs	—	46,028	—	46,028
GSE MBSs	—	323,609	—	323,609
Corporate debt obligations	—	23,467	—	23,467
U.S. Treasury bonds	—	73,577	—	73,577
Foreign government obligations	—	496	—	496
Total investment securities available-for-sale	$—	$745,822	$—	$745,822
Equity securities held-for-trading	$—	$526	$—	$526
Interest rate derivatives	—	8	—	8
Loan level derivatives	—	131,328	—	131,328
Risk participation-out agreements	—	1,843	—	1,843
Foreign exchange contracts	—	156	—	156
Liabilities:
Loan level derivatives	—	131,328	—	131,328
Risk participation-in agreements	—	361	—	361
Foreign exchange contracts	—	148	—	148
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2021 and December 31, 2020, none of the investment securities was valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2021 and December 31, 2020, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$2,018	$2,018
Repossessed assets	—	372	—	372
Total assets measured at fair value on a non-recurring basis	$—	$372	$2,018	$2,390

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$3,445	$3,445
OREO	—	—	5,415	5,415
Repossessed assets	—	1,100	—	1,100
Total assets measured at fair value on a non-recurring basis	$—	$1,100	$8,860	$9,960
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

	Fair Value		Valuation Technique
	At June 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$2,018	$3,445	Appraisal of collateral (1)
Other real estate owned	—	5,415	Appraisal of collateral (1)
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

			Fair Value Measurements at June 30, 2021
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$6,913,801	$6,894,100	$—	$—	$6,894,100
Restricted equity securities	31,627	31,627	—	—	31,627
Financial liabilities:
Certificates of deposits	1,439,257	1,445,015	—	1,445,015	—
Borrowed funds	363,014	358,056	—	358,056	—

			Fair Value Measurements at December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,155,174	7,116,854	—	—	7,116,854
Restricted equity securities	49,786	49,786	—	—	49,786
Financial liabilities:
Certificates of deposit	2,083,907	2,092,867	—	2,092,867	—
Borrowed funds	820,247	818,681	—	818,681	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2021	At December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$118,828	$174,240
Commercial	126,158	80,291
Residential mortgage	39,720	30,418
Unadvanced portion of loans and leases	883,648	759,053
Unused lines of credit:
Home equity	602,307	584,881
Other consumer	39,457	38,954
Other commercial	408	408
Unused letters of credit:
Financial standby letters of credit	15,437	14,746
Performance standby letters of credit	12,261	5,903
Commercial and similar letters of credit	5,369	5,105
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,186,507	1,214,146
Pay fixed, receive variable	1,186,507	1,214,146
Risk participation-out agreements	262,985	252,655
Risk participation-in agreements	59,961	60,619
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,360	1,266
Sells foreign currency, buys U.S. currency	1,362	1,273
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of June 30, 2021 as the discount rate to determine the net present value of the remaining lease payments.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$3,119	$3,233

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,179	$3,302

	At June 30, 2021	At December 31, 2020
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$22,682	$24,143
Operating lease liabilities	22,682	24,143

Weighted Average Remaining Lease Term
Operating leases	6.66	6.95

Weighted Average Discount Rate
Operating leases	3.1%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2021
(In Thousands)

Remainder of 2021	$2,950
Year ending:
2022	5,763
2023	4,935
2024	3,581
2025	2,470
2026	1,697
Thereafter	3,656
Total	$25,052
Less imputed interest	(2,370)
Present value of lease liability	$22,682
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.0 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Total other expenditures were $0.2 million for both the six months ended June 30, 2021, and 2020. Total rental expense was $3.0 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. Total rental expense was $1.5 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(13) Revenue from Contracts with Customers
Overview
Revenue from contracts with customers in the scope of ASC 606 ("Topic 606") is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; changes in general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program, and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); and Brookline Securities Corp.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, 27.7% of which is in the greater New York and New Jersey metropolitan area and 72.3% of which is in other areas in the United States of America as of June 30, 2021.
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
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage will continue to be insured by the DIF until they reach maturity.
On March 27, 2020, Congress passed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic.
•Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP"). The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was signed into law and provides for a second round of PPP loans (the "PPP-2"). On May 4, 2021, the SBA announced that PPP funding has been exhausted and that it has stopped accepting application from most lenders. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at a rate of 1%. The Company currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Through June 30, 2021, the Banks funded a total of 4,700 PPP loans in the aggregate amount of $872.1 million. As of June 30, 2021, $348.4 million in PPP loans remain outstanding, net of deferred feed and costs of $10.3 million. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program.
•Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of June 30, 2021, the Company granted 4,401 short-term deferments on loan and lease balances of $1.0 billion. Of these modifications, 4,250 loans and leases with total balances of $895.3 million have returned to the payment status and 151 loans and leases with total balances of $96.0 million remain on the deferral status, which represents 1.4% of the Company's total loan and lease balances. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.40	$0.34	$0.34	$0.24	$0.25
Earnings per share - Diluted	0.40	0.34	0.34	0.24	0.25
Book value per share (end of period)	12.44	12.10	12.05	11.84	11.75
Tangible book value per share (end of period) (1)	10.35	10.01	9.96	9.77	9.67
Dividends paid per common share	0.120	0.115	0.115	0.115	0.115
Stock price (end of period)	14.95	15.00	12.04	8.65	10.08

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.52%	3.39%	3.23%	3.08%	3.09%
Return on average assets	1.48%	1.21%	1.20%	0.83%	0.88%
Return on average tangible assets (1)	1.51%	1.24%	1.22%	0.84%	0.90%
Return on average stockholders' equity	13.21%	11.18%	11.38%	7.99%	8.45%
Return on average tangible stockholders' equity (1)	15.92%	13.51%	13.79%	9.70%	10.28%
Dividend payout ratio (1)	29.69%	33.99%	33.96%	48.67%	46.37%
Efficiency ratio (3)	49.30%	55.22%	55.27%	57.83%	55.46%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.03%	0.10%	0.24%	0.27%	0.08%
Nonperforming loans and leases as a percentage of total loans and leases	0.49%	0.43%	0.53%	0.51%	0.56%
Nonperforming assets as a percentage of total assets	0.41%	0.44%	0.50%	0.44%	0.47%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.52%	1.51%	1.57%	1.62%	1.61%

CAPITAL RATIOS
Stockholders' equity to total assets	11.49%	11.04%	10.53%	10.39%	10.21%
Tangible equity ratio (1)	9.75%	9.31%	8.86%	8.73%	8.56%

FINANCIAL CONDITION DATA
Total assets	$8,461,964	$8,559,810	$8,942,424	$9,000,192	$9,069,667
Total loans and leases	7,020,275	7,267,552	7,269,553	7,396,358	7,407,697
Allowance for loan and lease losses	106,474	109,837	114,379	119,971	119,553
Investment securities available-for-sale	694,151	729,901	745,822	783,867	854,505
Investment securities held-to-maturity	—	—	—	—	—
Equity securities held-for-trading	—	518	526	525	1,992
Goodwill and identified intangible assets	163,119	163,347	163,579	163,891	164,203
Total deposits	6,894,701	6,866,786	6,910,696	6,792,523	6,440,233
Total borrowed funds	363,014	546,003	820,247	1,005,045	1,406,669
Stockholders' equity	972,252	945,399	941,778	935,558	926,413

					(Continued)

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
	(Dollars in Thousands, Except Per Share Data)

EARNINGS DATA
Net interest income	$71,106	$69,109	$68,225	$65,938	$64,288
(Credit) provision for credit losses	(3,331)	(2,147)	(2,103)	4,528	5,347
Non-interest income	5,910	4,794	4,219	4,862	6,235
Non-interest expense	37,966	40,811	40,038	40,947	39,109
Net income	31,602	26,454	26,663	18,679	19,571
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets of $8.5 billion as of June 30, 2021 decreased $480.5 million, or 10.7% on an annualized basis, from December 31, 2020. The decrease was primarily driven by decreases in loans and leases, and cash and cash equivalents.
Cash and cash equivalents as of June 30, 2021 decreased $114.5 million, or 52.6% on an annualized basis, to $320.4 million from December 31, 2020.
Total loans and leases as of June 30, 2021 decreased $249.3 million, or 6.9% on an annualized basis, to $7.0 billion from December 31, 2020. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.9 billion, or 83.4% of total loans and leases as of June 30, 2021, a decrease of $244.3 million, or 8.0% on an annualized basis, from $6.1 billion, or 83.9% of total loans and leases, as of December 31, 2020.
Total deposits of $6.9 billion as of June 30, 2021 decreased $16.0 million, or 0.5% on an annualized basis, from December 31, 2020. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.5 billion, or 79.1% of total deposits as of June 30, 2021, an increase of $628.7 million, or 26.0% on an annualized basis, from $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Certificate of deposit balances totaled $1.2 billion, or 17.1% of total deposits as of June 30, 2021, a decrease of $211.9 million, or 30.5% on an annualized basis, from $1.4 billion, or 20.1% of total deposits, as of December 31, 2020. Brokered deposits totaled $261.1 million, or 3.8% of total deposits as of June 30, 2021, a decrease of $432.8 million, or 124.7% on an annualized basis, from $693.9 million, or 10.0% of total deposits, as of December 31, 2020
Total borrowed funds as of June 30, 2021 decreased $457.2 million, or 111.5% on an annualized basis, to $363.0 million from December 31, 2020.
Asset Quality
Nonperforming assets as of June 30, 2021 totaled $34.6 million, or 0.41% of total assets, compared to $45.0 million, or 0.50% of total assets, as of December 31, 2020. Net charge-offs for the three months ended June 30, 2021 were $0.6 million, or 0.03% of average loans and leases on an annualized basis, compared to $1.4 million, or 0.08% of average loans and leases on an annualized basis, for the three months ended June 30, 2020.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.52% as of June 30, 2021, compared to 1.57% as of December 31, 2020. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.98% as of June 30, 2021, compared to 11.04% as of December 31, 2020. The Company's Tier 1 leverage ratio was 9.71% as of June 30, 2021, compared to 8.92% as of December 31, 2020. As of June 30, 2021, the Company's Tier 1 risk-based capital ratio was 12.12%, compared to 11.18% as of December 31, 2020. The Company's Total risk-based capital ratio was 14.48% as of June 30, 2021, compared to 13.51% as of December 31, 2020.
The Company's ratio of stockholders' equity to total assets was 11.49% and 10.53% as of June 30, 2021 and December 31, 2020, respectively. The Company's tangible equity ratio was 9.75% and 8.86% as of June 30, 2021 and December 31, 2020, respectively.
Net Income
For the three months ended June 30, 2021, the Company reported net income of $31.6 million, or $0.40 per basic and diluted share, an increase of $12.0 million from net income of $19.6 million, or $0.25 per basic and diluted share, for the three months ended June 30, 2020. This increase in net income is primarily the result of a decrease in the provision for credit losses of $8.7 million, an increase in net interest income of $6.8 million and a decrease in non-interest expense of $1.1 million, partially offset by an increase in the provision for income taxes of $4.3 million and a decrease in non-interest income of $0.3 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2021, the Company reported net income of $58.1 million, or $0.74 per basic and diluted share, an increase of $55.8 million from $2.3 million, or $0.03 per basic and diluted share, for the six months ended June 30, 2020. This increase in net income is primarily the result of a decrease in the provision for credit losses of $64.9 million, an increase in net interest income of $14.2 million and a decrease in non-interest expense of $1.1 million, partially offset by an increase in the provision for income taxes of $19.6 million and a decrease in non-interest income of $4.9 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.48% for the three months ended June 30, 2021, compared to 0.88% for the three months ended June 30, 2020. The annualized return on average stockholders' equity was 13.21% for the three months ended June 30, 2021, compared to 8.45% for the three months ended June 30, 2020.
The net interest margin was 3.52% for the three months ended June 30, 2021, up from 3.09% for the three months ended June 30, 2020. The increase in the net interest margin is a result of a decrease of 54 basis points in the Company's overall cost of funds to 0.40% for the three months ended June 30, 2021 from 0.94% for the three months ended June 30, 2020, partially offset by a decrease in the yield on interest-earning assets of 5 basis points to 3.87% for the three months ended June 30, 2021 from 3.92% for the three months ended June 30, 2020.
The net interest margin was 3.45% for the six months ended June 30, 2021, up from 3.19% for the six months ended June 30, 2020. The increase in the net interest margin is a result of a decrease of 65 basis points in the Company's overall cost of funds to 0.45% for the six months ended June 30, 2021 from 1.10% for the six months ended June 30, 2020, partially offset by a decrease in the yield on interest-earning assets of 34 basis points to 3.83% for the six months ended June 30, 2021 from 4.17% for the six months ended June 30, 2020.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Net income, as reported	$31,602	$19,571	$58,056	$2,295
Less:
Security gains (after-tax)	1	440	(4)	1,958
Operating earnings	$31,601	$19,131	$58,060	$337

Basic earnings per share, as reported	$0.40	$0.25	$0.74	$0.03
Less:
Security gains (after-tax)	—	0.01	—	0.03
Basic operating earnings per share	$0.40	$0.24	$0.74	$—

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in Thousands)
Operating earnings	$31,601	$26,459	$26,663	$18,639	$19,131

Average total assets	$8,540,228	$8,714,158	$8,874,467	$9,018,672	$8,869,540
Less: Average goodwill and average identified intangible assets, net	163,224	163,457	163,758	164,072	164,385
Average tangible assets	$8,377,004	$8,550,701	$8,710,709	$8,854,600	$8,705,155

Return on average assets (annualized)	1.48%	1.21%	1.20%	0.83%	0.88%
Less:
Security gains	—%	—%	—%	—%	0.02%
Operating return on average assets (annualized)	1.48%	1.21%	1.20%	0.83%	0.86%

Return on average tangible assets (annualized)	1.51%	1.24%	1.22%	0.84%	0.90%
Less:
Security gains	—%	—%	—%	—%	0.02%
Operating return on average tangible assets (annualized)	1.51%	1.24%	1.22%	0.84%	0.88%

Average total stockholders' equity	$957,207	$946,482	$937,294	$934,632	$926,239
Less: Average goodwill and average identified intangible assets, net	163,224	163,457	163,758	164,072	164,385
Average tangible stockholders' equity	$793,983	$783,025	$773,536	$770,560	$761,854

Return on average stockholders' equity (annualized)	13.21%	11.18%	11.38%	7.99%	8.45%
Less:
Security gains	—%	—%	—%	0.01%	0.19%
Operating return on average stockholders' equity (annualized)	13.21%	11.18%	11.38%	7.98%	8.26%

Return on average tangible stockholders' equity (annualized)	15.92%	13.51%	13.79%	9.70%	10.28%
Less:
Security gains	—%	—%	—%	0.02%	0.24%
Operating return on average tangible stockholders' equity (annualized)	15.92%	13.51%	13.79%	9.68%	10.04%

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in Thousands)
Net income, as reported	$31,602	$26,454	$26,663	$18,679	$19,571

Average total assets	$8,540,228	$8,714,158	$8,874,467	$9,018,672	$8,869,540
Less: Average goodwill and average identified intangible assets, net	163,224	163,457	163,758	164,072	164,385
Average tangible assets	$8,377,004	$8,550,701	$8,710,709	$8,854,600	$8,705,155

Return on average tangible assets (annualized)	1.51%	1.24%	1.22%	0.84%	0.90%

Average total stockholders' equity	$957,207	$946,482	$937,294	$934,632	$926,239
Less: Average goodwill and average identified intangible assets, net	163,224	163,457	163,758	164,072	164,385
Average tangible stockholders' equity	$793,983	$783,025	$773,536	$770,560	$761,854

Return on average tangible stockholders' equity (annualized)	15.92%	13.51%	13.79%	9.70%	10.28%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in Thousands)
Total stockholders' equity	$972,252	$945,399	$941,778	$935,558	$926,413
Less: Goodwill and identified intangible assets, net	163,119	163,347	163,579	163,891	164,203
Tangible stockholders' equity	$809,133	$782,052	$778,199	$771,667	$762,210

Total assets	$8,461,964	$8,559,810	$8,942,424	$9,000,192	$9,069,667
Less: Goodwill and identified intangible assets, net	163,119	163,347	163,579	163,891	164,203
Tangible assets	$8,298,845	$8,396,463	$8,778,845	$8,836,301	$8,905,464

Tangible equity ratio	9.75%	9.31%	8.86%	8.73%	8.56%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in Thousands)
Tangible stockholders' equity	$809,133	$782,052	$778,199	$771,667	$762,210

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	6,536,478	6,534,602	6,525,783	5,629,854	5,859,708
Unallocated ESOP	37,890	44,502	51,114	58,227	65,334
Unvested restricted stock	448,105	449,981	458,800	487,318	398,188
Common shares outstanding	78,154,699	78,148,087	78,141,475	79,001,773	78,853,942

Tangible book value per share	$10.35	$10.01	$9.96	$9.77	$9.67

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in Thousands)
Dividends paid	$9,383	$8,992	$9,055	$9,092	$9,076

Net income, as reported	$31,602	$26,454	$26,663	$18,679	$19,571

Dividend payout ratio	29.69%	33.99%	33.96%	48.67%	46.37%

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in Thousands)
Allowance for loan and lease losses	$106,474	$109,837	$114,379	$119,971	$119,553

Total loans and leases	$7,020,275	$7,267,552	$7,269,553	$7,396,358	$7,407,697
Less: Total PPP loans	348,411	604,790	489,216	568,383	565,768
Total loans and leases excluding PPP loans	$6,671,864	$6,662,762	$6,780,337	$6,827,975	$6,841,929

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.60%	1.65%	1.69%	1.76%	1.75%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At June 30, 2021		At December 31, 2020
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,646,104	37.7%	$2,578,773	35.4%
Multi-family mortgage	967,891	13.8%	1,013,432	13.9%
Construction	201,586	2.9%	231,621	3.2%
Total commercial real estate loans	3,815,581	54.4%	3,823,826	52.5%
Commercial loans and leases:
Commercial	918,345	13.0%	1,131,668	15.6%
Equipment financing	1,074,088	15.3%	1,092,461	15.0%
Condominium association	46,418	0.7%	50,770	0.7%
Total commercial loans and leases	2,038,851	29.0%	2,274,899	31.3%
Consumer loans:
Residential mortgage	799,027	11.4%	791,317	10.9%
Home equity	331,038	4.7%	346,652	4.8%
Other consumer	35,778	0.5%	32,859	0.5%
Total consumer loans	1,165,843	16.6%	1,170,828	16.2%
Total loans and leases	7,020,275	100.0%	7,269,553	100.0%
Allowance for loan and lease losses	(106,474)		(114,379)
Net loans and leases	$6,913,801		$7,155,174

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2021:

	At June 30, 2021	At December 31, 2020	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,815,581	$3,823,826	$(8,245)	-0.9%
Commercial	2,038,851	2,274,899	(236,048)	-41.5%
Consumer	1,165,843	1,170,828	(4,985)	-1.7%
Total loans and leases	$7,020,275	$7,269,553	$(249,278)	(13.72)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of June 30, 2021, there was one borrower with loans and commitments over $50.0 million. The total of those loans and commitments was $57.3 million, or 0.3% of total loans and commitments, as of June 30, 2021. As of December 31, 2020, there were two borrowers with loans and commitments over

$50.0 million. The total of those loans and commitments was $114.4 million, or 1.3% of total loans and commitments, as of December 31, 2020.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 54.4% of total loans and leases outstanding as of June 30, 2021.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($922.4 million), office buildings ($642.5 million), retail stores ($592.2 million), industrial properties ($534.5 million), mixed-use properties ($282.6 million), lodging services ($152.5 million) and food services ($55.2 million) as of June 30, 2021. At that date, approximately 96.2% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 29.0% of total loans outstanding as of June 30, 2021.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($663.3 million), transportation services ($364.4 million), food services ($203.9 million), manufacturing ($109.4 million), recreation services ($105.9 million), rental and leasing services ($94.9 million), and retail ($94.0 million) as of June 30, 2021.
The Company provides commercial banking services to companies in its market area. Approximately 50.2% of the commercial loans outstanding as of June 30, 2021 were made to borrowers located in New England. The remaining 49.8% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $348.4 million as of June 30, 2021.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 14.6% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.6% of total loans outstanding as of June 30, 2021. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2021, other consumer loans equaled $35.8 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2021, the Company had $143.4 million of total assets that were designated as criticized. This compares to $72.8 million of assets designated as criticized as of December 31, 2020. The increase of $70.6 million in criticized assets was primarily driven by nine commercial real estate relationships totaling $76.1 million, two commercial relationships totaling $4.4 million which became criticized, partially offset by the pay off of one construction relationship of $3.7 million, as well as the relationships which were upgraded to pass risk rating during the six month ended June 30, 2021.
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
In cases where a borrower experiences financial difficulties and the Company makes or reasonably expects to make certain concessionary modifications to contractual terms, the loan is classified as a TDR. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
As of June 30, 2021, the Company had nonperforming assets of $34.6 million, representing 0.41% of total assets, compared to nonperforming assets of $45.0 million, or 0.50% of total assets as of December 31, 2020. The decrease of $10.4 million in nonperforming assets was primarily driven by the payoffs of one commercial relationship of $4.3 million, three residential relationships totaling $0.8 million, and several equipment finance relationships totaling $1.9 million. Additionally,there was one commercial relationship classified as OREO which was sold in the second quarter in the amount of $5.4 million as well as one construction relationship of $3.8 million, and three residential relationships totaling $1.1 million that were removed from non-accrual status. There were partially offset by the relationships that were placed on non-accrual status during the six month ended June 30, 2021.
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
Past Due and Accruing
As of June 30, 2021, the Company had loans and leases greater than 90 days past due and accruing of $3.2 million, or 0.04% of total loans and leases, compared to $12.0 million, or 0.16% of total loans and leases, as of December 31, 2020, representing a decrease of $8.8 million. The decrease in past due and accruing loans was primarily due to one commercial real estate relationship becoming current for $4.7 million, and the payoffs of one construction relationship for $3.8 million, and one commercial relationship of $3.4 million. Partially offset by several equipment financing relationships totaling $2.8 million, and one residential relationship of $0.3 million becoming past due greater than 90 days and accruing for the six month ended June 30, 2021.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$11,657	$3,300
Multi-family mortgage	—	—
Construction	—	3,853
Total commercial real estate loans	11,657	7,153

Commercial	3,207	7,702
Equipment financing	14,872	16,757
Condominium association	97	112
Total commercial loans and leases	18,176	24,571

Residential mortgage	3,638	5,587
Home equity	744	1,136
Other consumer	1	1
Total consumer loans	4,383	6,724

Total nonaccrual loans and leases	34,216	38,448

Other real estate owned	—	5,415
Other repossessed assets	372	1,100
Total nonperforming assets	$34,588	$44,963

Loans and leases past due greater than 90 days and accruing	$3,154	$11,975
Total delinquent loans and leases 61-90 days past due	5,938	16,129
Restructured loans and leases not included in nonperforming assets	14,387	11,483

Total nonperforming loans and leases as a percentage of total loans and leases	0.49%	0.53%
Total nonperforming assets as a percentage of total assets	0.41%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.08%	0.22%

Troubled Debt Restructuring Loans and Leases
Total TDR loans and leases increased by $1.8 million to $20.8 million at June 30, 2021 from $19.0 million at December 31, 2020, the increase was primarily driven by 41 new TDR relationships, consisting of 40 equipment financing relationships totaling of $2.9 million, and one $0.8 million residential relationship, partially offset by the payoff of eight TDR relationships totaling of $1.2 million, as well as the payment on a TDR relationships during the six months ended June 30, 2021.
As of June 30, 2021, total TDR loans included $6.1 million of commercial loans, $7.9 million of equipment financing loans and leases, $2.7 million of residential mortgage loans, $2.2 million of home equity loans, and $2.0 million of commercial real estate loans. As of December 31, 2020, total TDR loans included $6.5 million of commercial loans, $6.7 million of equipment financing loans and leases, $2.1 million of residential mortgage loans, $2.1 million of home equity loans, and $1.6 million of commercial real estate loans.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,387	$11,483
On nonaccrual	6,410	7,476
Total troubled debt restructurings	$20,797	$18,959

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Balance at beginning of period	$18,959	$22,299	$18,959	$23,180
Additions	2,412	1,174	4,627	1,671
Net charge-offs	(490)	(473)	(830)	(607)
Repayments	(84)	(6,856)	(1,959)	(8,100)
Balance at end of period	$20,797	$16,144	$20,797	$16,144

From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 pandemic (the “national emergency”), a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. Through June 30, 2021, the Company granted 4,401 short-term deferments on loan and lease balances of $991.3 million of which 4,250 loans and leases representing balances $895.3 million have returned to payment and 151 loans and leases representing balances of $96.0 million remain in deferment. The outstanding deferred loans and leases represent 1.4% of the Company's total loan and lease balances
Allowance for Credit Losses
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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2021, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2021 and 2020.

	At and for the Three Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837
Charge-offs	(28)	(1,184)	(9)	(1,221)
Recoveries	11	489	126	626
Provision (credit) for loan and lease losses	(5,903)	3,234	(99)	(2,768)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474

Total loans and leases	$3,815,581	$2,038,851	$1,165,843	$7,020,275
Total allowance for loan and lease losses as a percentage of total loans and leases	1.94%	1.39%	0.35%	1.52%

	At and for the Three Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2020	$82,179	$26,774	$4,228	$113,181
Charge-offs	—	(1,794)	(9)	(1,803)
Recoveries	94	296	30	420
Provision (credit) for loan and lease losses	7,738	(338)	355	7,755
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553

Total loans and leases	$3,837,703	$2,361,463	$1,208,531	$7,407,697
Total allowance for loan and lease losses as a percentage of total loans and leases	2.35%	1.06%	0.38%	1.61%

	At and for the Six Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(3,323)	(13)	(3,364)
Recoveries	11	819	179	1,009
Provision (credit) for loan and lease losses	(6,106)	1,370	(814)	(5,550)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474

Total loans and leases	$3,815,581	$2,038,851	$1,165,843	$7,020,275
Total allowance for loan and lease losses as a percentage of total loans and leases	1.94%	1.39%	0.35%	1.52%

	At and for the Six Months Ended June 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	$6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	—	(4,321)	(21)	(4,342)
Recoveries	94	543	88	725
Provision for loan and lease losses	47,938	6,562	956	55,456
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553
Total loans and leases	$3,837,703	$2,361,463	$1,208,531	$7,407,697
Total allowance for loan and lease losses as a percentage of total loans and leases	2.35%	1.06%	0.37%	1.61%
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
At June 30, 2021, the allowance for loan and lease losses decreased to $106.5 million, or 1.52% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $114.4 million, or 1.57% of total loans and leases outstanding, as of December 31, 2020. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended June 30, 2021 and 2020 were $0.6 million and $1.4 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2021 and 2020 were 0.03% and 0.08%, respectively. The decrease in the net charge-off for the three months ended June 30, 2021 was primarily due to the decrease in the net charge-off by $0.5 million on equipment financing loans, and the decrease on commercial loans by $0.3 million.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2021			At December 31, 2020
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$44,296	41.6%	37.7%	$46,357	40.6%	35.4%
Multi-family mortgage	20,642	19.4%	13.8%	22,559	19.7%	13.9%
Construction	9,071	8.5%	2.9%	11,216	9.8%	3.2%
Total commercial real estate loans	74,009	69.5%	54.4%	80,132	70.1%	52.5%
Commercial	8,946	8.4%	13.0%	8,089	7.1%	15.6%
Equipment financing	19,302	18.1%	15.3%	21,292	18.6%	15.0%
Condominium association	116	0.1%	0.7%	117	0.1%	0.7%
Total commercial loans	28,364	26.6%	29.0%	29,498	25.8%	31.3%
Residential mortgage	1,953	1.8%	11.4%	1,967	1.7%	10.9%
Home equity	1,875	1.8%	4.7%	2,504	2.2%	4.8%
Other consumer	273	0.3%	0.5%	278	0.2%	0.5%
Total consumer loans	4,101	3.9%	16.6%	4,749	4.1%	16.2%
Total	$106,474	100.0%	100.0%	$114,379	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of June 30, 2021 is appropriate.
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
Cash, cash equivalents, and investment securities decreased $166.7 million, or 28.2% on an annualized basis, to $1.0 billion as of June 30, 2021 from $1.2 billion as of December 31, 2020. The decrease was driven by a decreases in short-term investments and investment securities available-for-sale. Cash, cash equivalents, and investment securities were 12.0% of total assets as of June 30, 2021, compared to 13.2% of total assets at December 31, 2020.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2021		At December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$245,960	$246,334	$273,820	$278,645
GSE CMOs	35,149	35,944	44,937	46,028
GSE MBSs	240,300	246,054	312,658	323,609
Corporate debt obligations	22,239	23,108	22,299	23,467
U.S. Treasury bonds	142,080	142,214	70,339	73,577
Foreign government obligations	$500	$497	500	496
Total investment securities available-for-sale	$686,228	$694,151	$724,553	$745,822
Equity securities held-for-trading		$—		$526

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $108.5 million for the six months ended June 30, 2021 compared to $56.2 million for the same period in 2020. For the six months ended June 30, 2021, the Company did not sell any investment securities available for sale, compared to $131.5 million for the same period in 2020. For the six months ended June 30, 2021, the Company purchased $71.8 million of investment securities available-for-sale, compared to $438.7 million for the same period in 2020.

For the six months ended June 30, 2021 the Company did not own held-to-maturity securities, for the six months ended June 31, 2020 the Company had maturities, calls and principal repayments of $6.3 million. The Company did not make any sales or purchases of held-to-maturity securities for the six months ended June 30, 2020. During the six months ended June 30, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.
As of June 30, 2021, the fair value of all investment securities available-for-sale was $694.2 million and carried a total of $7.9 million of net unrealized gains, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of June 30, 2021, $214.2 million, or 30.9%, of the portfolio, had gross unrealized losses of $5.6 million. This compares to $86.9 million, or 11.7%, of the portfolio with gross unrealized losses of $0.7 million as of December 31, 2020. The Company's unrealized gain position has decreased in 2021 driven by higher long-term interest rates.

Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2021, the excess balance of capital stock was $0.1 million, as compared to a $1.0 million excess balance as of December 31, 2020.
As of June 30, 2021, the Company owned stock in the FHLBB with a carrying value of $13.1 million, a decrease of $18.2 million from $31.3 million as of December 31, 2020. As of June 30, 2021, the FHLBB had total assets of $35.7 billion and total capital of $2.6 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of June 30, 2021 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of March 31, 2021.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of June 30, 2021 and December 31, 2020, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of June 30, 2021, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2020.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2021			At December 31, 2020
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,926,713	27.9%	—%	$1,592,205	23.0%	—%
Interest-bearing deposits:
NOW accounts	495,598	7.2%	0.09%	513,948	7.4%	0.09%
Savings accounts	782,482	11.4%	0.13%	701,659	10.2%	0.13%
Money market accounts	2,250,651	32.6%	0.26%	2,018,977	29.2%	0.31%
Certificate of deposit accounts	1,178,131	17.1%	0.95%	1,389,998	20.2%	1.44%
Brokered deposit accounts	261,126	3.8%	0.17%	693,909	10.0%	0.39%
Total interest-bearing deposits	4,967,988	72.1%	0.38%	5,318,491	77.0%	0.57%
Total deposits	$6,894,701	100.0%	0.28%	$6,910,696	100.0%	0.44%

Total deposits decreased $16.0 million to $6.89 billion as of June 30, 2021, compared to $6.91 billion as of December 31, 2020. Deposits as a percentage of total assets increased to 81.5% as of June 30, 2021, compared to 77.3% as of December 31, 2020.

During the six months ended June 30, 2021, core deposits increased $628.7 million. The ratio of core deposits to total deposits increased from 69.8% as of December 31, 2020 to 79.1% as of June 30, 2021, primarily due to an increase in demand checking and money market accounts.

Certificate of deposit accounts decreased $211.9 million to $1.2 billion as of June 30, 2021, compared to $1.4 billion as of December 31, 2020. Certificate of deposit accounts decreased as a percentage of total deposits to 17.1% as of June 30, 2021 from 20.2% as of December 31, 2020.

Brokered deposits decreased $432.8 million to $261.1 million as of June 30, 2021, compared to $693.9 million as of December 31, 2020. Brokered deposits decreased as a percentage of total deposits to 3.8% as of June 30, 2021 from 10.0% as of December 31, 2020. The decrease in brokered deposits was driven by market rates. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2021			2020
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,785,023	25.6%	—%	$1,512,089	23.7%	—%
NOW accounts	499,883	7.2%	0.12%	395,158	6.2%	0.12%
Savings accounts	774,406	11.1%	0.13%	663,782	10.4%	0.22%
Money market accounts	2,247,997	32.4%	0.27%	1,784,343	28.0%	0.47%
Total core deposits	5,307,309	76.3%	0.14%	4,355,372	68.3%	0.23%
Certificate of deposit accounts	1,226,668	17.7%	1.01%	1,637,486	25.7%	2.05%
Brokered deposit accounts	418,166	6.0%	0.37%	381,709	6.0%	1.97%
Total deposits	$6,952,143	100.0%	0.31%	$6,374,567	100.0%	0.80%

	Six Months Ended June 30,
	2021			2020
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,714,589	24.8%	—%	$1,323,202	21.7%	—%
NOW accounts	488,949	7.1%	0.11%	377,399	6.2%	0.12%
Savings accounts	743,738	10.8%	0.13%	645,363	10.6%	0.31%
Money market accounts	2,166,702	31.4%	0.28%	1,731,496	28.3%	0.73%
Total core deposits	5,113,978	74.1%	0.15%	4,077,460	66.8%	0.37%
Certificate of deposit accounts	1,277,110	18.5%	1.15%	1,660,193	27.2%	2.13%
Brokered deposit accounts	513,963	7.4%	0.43%	369,856	6.0%	2.10%
Total deposits	$6,905,051	100.0%	0.35%	$6,107,509	100.0%	0.95%

As of June 30, 2021 and December 31, 2020, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At June 30, 2021		At December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$366,656	1.00%	$459,828	1.63%
Over six months through 12 months	225,672	0.60%	302,576	1.15%
Over 12 months	160,196	1.61%	154,343	1.83%
Total certificate of deposit of $100,000 or more	$752,524	1.01%	$916,747	1.51%

Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$408,189	$1,256,521	$535,732	$1,101,823
Maximum amount outstanding at any month-end during the period	448,025	1,406,669	686,346	1,406,669
Balance outstanding at end of period	363,015	1,406,669	363,015	1,406,669
Weighted average interest rate for the period	1.88%	1.59%	1.70%	1.91%
Weighted average interest rate at end of period	3.15%	1.35%	3.15%	1.35%
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
FHLBB borrowings decreased by $444.7 million to $204.2 million as of June 30, 2021 from the December 31, 2020 balance of $648.8 million.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2021	December 31, 2020
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 25, 2021	$4,858	$4,848
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 16, 2021	4,787	4,772
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,176	74,126
			Total	$83,821	$83,746

The above carrying amounts of the subordinated debentures included $0.4 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of June 30, 2021. This compares to $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of December 31, 2020.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $12.6 million to $45.0 million as of June 30, 2021 from $57.7 million as of December 31, 2020.
The Company has access to a $12.0 million committed line of credit as of June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $746.0 million. As of June 30, 2021 and December 31, 2020, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit.
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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2021 and December 31, 2020:

	At June 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,186,507	$1,214,146
Pay fixed, receive variable	1,186,507	1,214,146
Risk participation-out agreements	262,985	252,655
Risk participation-in agreements	59,961	60,619
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,360	$1,266
Sells foreign currency, buys U.S. currency	1,362	1,273
Fixed weighted average interest rate from the Company to counterparty	3.02%	3.07%
Floating weighted average interest rate from counterparty to the Company	0.88%	0.99%
Weighted average remaining term to maturity (in months)	81	85
Fair value:
Recognized as an asset:
Interest rate derivatives	$12	$8
Loan level derivatives	89,726	131,328
Risk participation-out agreements	1,289	1,843
Foreign exchange contracts	62	156
Recognized as a liability:
Loan level derivatives	89,726	131,328
Risk participation-in agreements	232	361
Foreign exchange contracts	59	148

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $972.3 million as of June 30, 2021, representing a $30.5 million increase compared to $941.8 million at December 31, 2020. The increase primarily reflects net income attributable to the Company of $58.1 million for the six months ended June 30, 2021, offset by the unrealized loss on securities available-for-sale of $10.4 million and dividends paid by the Company of $18.4 million for the six months ended June 30, 2021.
Stockholders' equity represented 11.49% of total assets as of June 30, 2021 and 10.53% of total assets as of December 31, 2020. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.75% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2021 and 8.86% as of December 31, 2020.
On December 4, 2019, the Board of Directors (the "Board") approved a stock repurchase program (the "Program") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the Program. On October 28, 2020, the Board authorized the resumption of the Program. In 2020, 1,715,730 shares of the Company's common stock were repurchased by the Company at a weighted average price of $11.66.

On January 27, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021.
The dividend payout ratio was 29.69% for the three months ended June 30, 2021, compared to 46.37% for the same period in 2020.
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
Net Interest Income
Net interest income increased $6.8 million to $71.1 million for the three months ended June 30, 2021 from $64.3 million for the three months ended June 30, 2020. This increase reflects a $10.5 million decrease in interest expense on deposit and borrowings, which is reflective of the sustained, low interest rate environment, offset by a $2.4 million decrease in interest income on loans and leases and a $1.3 million decrease in interest income on investment securities. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2021 and June 30, 2020 — Interest Income” and “Results

of Operations - Comparison of the Three-Month Period Ended June 30, 2021 and June 30, 2020 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $14.2 million to $140.2 million for the six months ended June 30, 2021 from $126.0 million for the six months ended June 30, 2020. This overall increase reflects a $23.0 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment, offset by a $6.9 million decrease in interest income on loans and leases and a $1.8 million decrease in interest income on investment securities. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2021 and June 30, 2020 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2021 and June 30, 2020 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 43 basis points to 3.52% for the three months ended June 30, 2021 from 3.09% for the three months ended June 30, 2020, of which 15 basis points is attributed to additional fee income received from the PPP. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.21% for the three months ended June 30, 2021 from 4.25% for the three months ended June 30, 2020.
Net interest margin increased by 26 basis points to 3.45% for the six months ended June 30, 2021 from 3.19% for the six months ended June 30, 2020, of which 13 basis points is attributed to additional fee income received from the PPP. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.17% for the six months ended June 30, 2021 from 4.47% for the six months ended June 30, 2020.
The yield on interest-earning assets decreased to 3.87% for the three months ended June 30, 2021 from 3.92% for the three months ended June 30, 2020. This decrease is the result of lower yields on loans and leases and lower yields on investments. During the three months ended June 30, 2021, the Company recorded $1.5 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the three months ended June 30, 2021, compared to $1.2 million, or 5 basis points, for the three months ended June 30, 2020.
The yield on interest-earning assets decreased to 3.83% for the six months ended June 30, 2021 from 4.17% for the six months ended June 30, 2020. This decrease is the result of lower yields on loans and leases and investments. During the six months ended June 30, 2021, the Company recorded $2.7 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the six months ended June 30, 2021. The company recorded $1.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the six months ended June 30, 2020.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 54 basis points to 0.40% for the three months ended June 30, 2021 from 0.94% for the three months ended June 30, 2020. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During the first three quarters of 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other factors, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2021 and June 30, 2020. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$721,029	$3,121	1.73%	$773,523	$3,719	1.92%
Marketable and restricted equity securities	34,989	233	2.67%	71,058	915	5.15%
Short-term investments	234,317	42	0.07%	245,577	99	0.16%
Total investments	990,335	3,396	1.37%	1,090,158	4,733	1.74%
Commercial real estate loans (2)	3,780,920	34,320	3.59%	3,761,667	36,829	3.87%
Commercial loans (2)	1,115,910	13,040	4.62%	1,234,537	10,450	3.35%
Equipment financing (2)	1,074,469	17,963	6.69%	1,069,192	18,973	7.10%
Residential mortgage loans (2)	788,296	6,927	3.51%	814,431	8,068	3.96%
Other consumer loans (2)	368,845	2,833	3.08%	411,326	3,153	3.07%
Total loans and leases	7,128,440	75,083	4.21%	7,291,153	77,473	4.25%
Total interest-earning assets	8,118,775	78,479	3.87%	8,381,311	82,206	3.92%
Allowance for loan and lease losses	(111,705)			(114,188)
Non-interest-earning assets	533,158			602,417
Total assets	$8,540,228			$8,869,540
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$499,883	146	0.12%	$395,158	114	0.12%
Savings accounts	774,406	248	0.13%	663,782	357	0.22%
Money market accounts	2,247,997	1,497	0.27%	1,784,343	2,074	0.47%
Certificate of deposit accounts	1,226,668	3,102	1.01%	1,637,486	8,364	2.05%
Brokered deposit accounts	418,166	387	0.37%	381,709	1,869	1.97%
Total interest-bearing deposits (3)	5,167,120	5,380	0.42%	4,862,478	12,778	1.06%
Advances from the FHLBB	250,102	663	1.05%	1,102,079	3,751	1.35%
Subordinated debentures and notes	83,802	1,242	5.93%	83,647	1,263	6.04%
Other borrowed funds	74,285	31	0.17%	70,795	44	0.25%
Total borrowed funds	408,189	1,936	1.88%	1,256,521	5,058	1.59%
Total interest-bearing liabilities	5,575,309	7,316	0.53%	6,118,999	17,836	1.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,785,023			1,512,089
Other non-interest-bearing liabilities	222,689			312,213
Total liabilities	7,583,021			7,943,301
Total stockholders' equity	957,207			926,239
Total liabilities and stockholders' equity	$8,540,228			$8,869,540
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		71,163	3.34%		64,370	2.75%
Less adjustment of tax-exempt income		57			82
Net interest income		$71,106			$64,288
Net interest margin (5)			3.52%			3.09%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.31% and 0.81% in the three months ended June 30, 2021 and June 30, 2020, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$737,771	$6,239	1.69%	$689,704	$6,743	1.96%
Marketable and restricted equity securities	40,302	534	2.65%	64,968	1,701	5.24%
Short-term investments	213,152	81	0.08%	164,943	308	0.37%
Total investments	991,225	6,854	1.38%	919,615	8,752	1.90%
Commercial real estate loans (2)	3,783,394	68,565	3.60%	3,729,339	77,297	4.10%
Commercial loans (2)	1,182,498	25,786	4.34%	1,008,923	18,778	3.68%
Equipment financing (2)	1,076,741	36,006	6.69%	1,061,019	37,919	7.15%
Residential mortgage loans (2)	784,562	14,159	3.61%	812,507	16,002	3.94%
Other consumer loans (2)	372,198	5,628	3.05%	414,570	7,108	3.43%
Total loans and leases	7,199,393	150,144	4.17%	7,026,358	157,104	4.47%
Total interest-earning assets	8,190,618	156,998	3.83%	7,945,973	165,856	4.17%
Allowance for loan and lease losses	(113,571)			(91,384)
Non-interest-earning assets	549,692			563,094
Total assets	$8,626,739			$8,417,683
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$488,949	276	0.11%	$377,399	230	0.12%
Savings accounts	743,738	483	0.13%	645,363	1,000	0.31%
Money market accounts	2,166,702	2,983	0.28%	1,731,496	6,315	0.73%
Certificate of deposit	1,277,110	7,256	1.15%	1,660,193	17,615	2.13%
Brokered deposit accounts	513,963	1,089	0.43%	369,856	3,858	2.10%
Total interest-bearing deposits (3)	5,190,462	12,087	0.47%	4,784,307	29,018	1.22%
Advances from the FHLBB	368,661	2,033	1.10%	937,271	7,848	1.66%
Subordinated debentures and notes	83,783	2,484	5.93%	83,628	2,547	6.09%
Other borrowed funds	83,288	70	0.17%	80,924	233	0.58%
Total borrowed funds	535,732	4,587	1.70%	1,101,823	10,628	1.91%
Total interest-bearing liabilities	5,726,194	16,674	0.59%	5,886,130	39,646	1.35%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts	1,714,589			1,323,202
Other non-interest-bearing liabilities	234,082			272,162
Total liabilities	7,674,865			7,481,494
Total stockholders' equity	951,874			936,189
Total liabilities and stockholders' equity	$8,626,739			$8,417,683
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		140,324	3.24%		126,210	2.82%
Less adjustment of tax-exempt income		109			210
Net interest income		$140,215			$126,000
Net interest margin (5)			3.45%			3.19%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.35% and 0.96% in the six months ended June 30, 2021 and June 30, 2020, respectively.
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

	Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020			Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(243)	$(355)	$(598)	$451	$(955)	$(504)
Marketable and restricted equity securities	(350)	(332)	(682)	(507)	(660)	(1,167)
Short-term investments	(4)	(53)	(57)	67	(294)	(227)
Total investments	(597)	(740)	(1,337)	11	(1,909)	(1,898)
Loans and leases:
Commercial real estate loans	181	(2,690)	(2,509)	1,037	(9,769)	(8,732)
Commercial loans and leases	(1,057)	3,647	2,590	3,431	3,577	7,008
Equipment financing	93	(1,103)	(1,010)	548	(2,461)	(1,913)
Residential mortgage loans	(251)	(890)	(1,141)	(536)	(1,307)	(1,843)
Other consumer loans	(330)	10	(320)	(710)	(770)	(1,480)
Total loans	(1,364)	(1,026)	(2,390)	3,770	(10,730)	(6,960)
Total change in interest and dividend income	(1,961)	(1,766)	(3,727)	3,781	(12,639)	(8,858)
Interest expense:
Deposits:
NOW accounts	32	—	32	65	(19)	46
Savings accounts	55	(164)	(109)	132	(649)	(517)
Money market accounts	456	(1,033)	(577)	1,273	(4,605)	(3,332)
Certificate of deposit accounts	(1,741)	(3,521)	(5,262)	(3,460)	(6,899)	(10,359)
Brokered deposit accounts	164	(1,646)	(1,482)	1,104	(3,873)	(2,769)
Total deposits	(1,034)	(6,364)	(7,398)	(886)	(16,045)	(16,931)
Borrowed funds:
Advances from the FHLBB	(2,399)	(689)	(3,088)	(3,737)	(2,078)	(5,815)
Subordinated debentures and notes	2	(23)	(21)	5	(68)	(63)
Other borrowed funds	2	(15)	(13)	7	(170)	(163)
Total borrowed funds	(2,395)	(727)	(3,122)	(3,725)	(2,316)	(6,041)
Total change in interest expense	(3,429)	(7,091)	(10,520)	(4,611)	(18,361)	(22,972)
Change in tax-exempt income	(25)	—	(25)	(101)	—	(101)
Change in net interest income	$1,493	$5,325	$6,818	$8,493	$5,722	$14,215

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$34,320	$36,830	$(2,510)	(6.8)%	$68,565	$77,297	$(8,732)	(11.3)%
Commercial loans	12,984	10,393	2,591	24.9%	25,677	18,649	7,028	37.7%
Equipment financing	17,963	18,973	(1,010)	(5.3)%	36,006	37,919	(1,913)	(5.0)%
Residential mortgage loans	6,927	8,067	(1,140)	(14.1)%	14,159	16,002	(1,843)	(11.5)%
Other consumer loans	2,832	3,153	(321)	(10.2)%	5,628	7,108	(1,480)	(20.8)%
Total interest income—loans and leases	$75,026	$77,416	$(2,390)	(3.1)%	$150,035	$156,975	$(6,941)	(4.4)%
Total interest from loans and leases was $75.0 million for the three months ended June 30, 2021, and represented a yield on total loans of 4.21%. This compares to $77.4 million of interest on loans and a yield of 4.25% for the three months ended June 30, 2020. The $2.4 million decrease in interest income from loans and leases was primarily attributable to a decrease of $1.0 million due to changes in interest rates, and a decrease of $1.4 million due to a decrease in origination volume.
Interest income from loans and leases was $150.0 million for the six months ended June 30, 2021, and represented a yield on total loans of 4.17%. This compares to $157.0 million of interest on loans and a yield of 4.47% for the six months ended June 30, 2020. The $7 million decrease in interest income from loans and leases was primarily attributable to an increase of $3.8 million due to an increase in origination volume and an decrease of $10.7 million due to the changes in interest rates.
Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,121	$3,701	$(580)	(15.7)%	$6,239	$6,677	$(438)	(6.6)%
Marketable and restricted equity securities	233	908	(675)	(74.3)%	534	1,686	(1,152)	(68.3)%
Short-term investments	42	99	(57)	(57.6)%	81	308	(227)	(73.7)%
Total interest income—investments	$3,396	$4,708	$(1,312)	(27.9)%	$6,854	$8,671	$(1,817)	(21.0)%
Total interest income from investments was $3.4 million for the three months ended June 30, 2021, compared to $4.7 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, the yield on total investments was 1.4% and 1.7%, respectively. The year-over-year decrease in interest income on investments of $1.3 million, or 27.9%, was primarily driven by a $0.6 million decrease due to volume and a $0.7 million decrease due to rates.
Total investment income was $6.9 million and $8.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021 and 2020, the yield on total investments was 1.4% and 1.9%, respectively. The year-over-year decrease in interest income on investments of $1.8 million, or 21.0%, was primarily driven by a $1.8 million decrease due to rates, while volume remained unchanged.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$146	$114	$32	28.1%	$276	$230	$46	20.0%
Savings accounts	248	357	(109)	(30.5)%	483	1,000	(517)	(51.7)%
Money market accounts	1,497	2,074	(577)	(27.8)%	2,983	6,315	(3,332)	(52.8)%
Certificate of deposit accounts	3,102	8,364	(5,262)	(62.9)%	7,256	17,615	(10,359)	(58.8)%
Brokered deposit accounts	387	1,869	(1,482)	(79.3)%	1,089	3,858	(2,769)	(71.8)%
Total interest expense - deposits	5,380	12,778	(7,398)	(57.9)%	12,087	29,018	(16,931)	(58.3)%
Borrowed funds:
Advances from the FHLBB	663	3,751	(3,088)	(82.3)%	2,033	7,848	(5,815)	(74.1)%
Subordinated debentures and notes	1,242	1,263	(21)	(1.7)%	2,484	2,547	(63)	(2.5)%
Other borrowed funds	31	44	(13)	(29.5)%	70	233	(163)	(70.0)%
Total interest expense - borrowed funds	1,936	5,058	(3,122)	(61.7)%	4,587	10,628	(6,041)	(56.8)%
Total interest expense	$7,316	$17,836	$(10,520)	(59.0)%	$16,674	$39,646	$(22,972)	(57.9)%
Deposits
For the three months ended June 30, 2021, interest expense on deposits decreased $7.4 million, or 57.9%, as compared to the same period in 2020. The decrease in interest expense on deposits was driven by a decrease of $6.4 million due to lower interest rates and a decrease of $1.0 million mainly due to lower certificate of deposit balances.
Interest expense on deposits decreased $16.9 million, or 58.3%, to $12.1 million for the six months ended June 30, 2021 from $29.0 million for the six months ended June 30, 2020. The decrease in interest expense on deposits was driven by a decrease of $16.0 million due to lower interest rates and a decrease of $0.9 million due to volume.
Borrowed Funds
During the three months ended June 30, 2021, interest paid on borrowed funds decreased $3.1 million, or 61.7% year over year. The cost of borrowed funds increased to 1.88% for the three months ended June 30, 2021 from 1.59% for the three months ended June 30, 2020. The decrease in interest expense was driven by a decrease of $2.4 million due to volume and a decrease of $0.7 million due to borrowing rates. For the three months ended June 30, 2021, the purchase accounting accretion on acquired borrowed funds was $13.0 thousand compared to accretion of $14.0 thousand for the three months ended June 30, 2020. Purchase accounting accretion had no impact on the Company's net interest margin.
Interest expense on borrowed funds decreased $6.0 million, or 56.8%, to $4.6 million for the six months ended June 30, 2021 from $10.6 million for the six months ended June 30, 2020. The cost of borrowed funds decreased to 1.7% for the six months ended June 30, 2021 from 1.91% for the six months ended June 30, 2020. The decrease in interest expense was driven by a decrease of $3.7 million due to volume and a decrease of $2.3 million due to borrowing rates. For the six months ended June 30, 2021, there was purchase accounting accretion of $25.0 thousand on acquired borrowed funds compared to accretion of $27.0 thousand for the six months ended June 30, 2020. Purchase accounting accretion had no impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(5,903)	$7,738	$(13,641)	(176.3)%	$(6,106)	$47,938	$(54,044)	112.7%
Commercial	3,234	(338)	3,572	(1,056.8)%	1,370	6,562	(5,192)	(79.1)%
Consumer	(99)	355	(454)	(127.9)%	(814)	956	(1,770)	(185.1)%
Total provision (credit) for loan and lease losses	(2,768)	7,755	(10,523)	(135.7)%	(5,550)	55,456	(61,006)	(110.0)%
Unfunded credit commitments	(563)	(2,408)	1,845	76.6%	72	4,005	(3,933)	(98.2)%
Total provision (credit) for credit losses	$(3,331)	$5,347	$(8,678)	(162.3)%	$(5,478)	$59,461	$(64,939)	(109.2)%
For the three months ended June 30, 2021, the Allowance for Credit Losses ("ACL") decreased $3.9 million resulting in a provision for credit losses of $(3.3) million.
For the six months ended June 30, 2021, the ACL decreased $7.9 million resulting in a provision for credit losses of $(5.5) million. The reduction in the ACL for both periods is attributable to portfolio contraction, continued low level of net charge-offs, an improving macro-economic forecast, and qualitative adjustments that consider longer-term risks.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Deposit fees	$3,015	$1,929	$1,086	56.3%	$5,296	$4,387	$909	20.7%
Loan fees	607	513	94	18.3%	1,160	1,063	97	9.1%
Loan level derivative income, net	7	1,440	(1,433)	(99.5)%	481	3,596	(3,115)	(86.6)%
(Loss) gain on investment securities	1	586	(585)	(99.8)%	(6)	1,916	(1,922)	(100.3)%
Gain on sales of loans and leases held-for-sale	538	299	239	79.9%	1,247	419	828	197.6%
Other	1,742	1,468	274	18.7%	2,526	4,182	(1,656)	(39.6)%
Total non-interest income	$5,910	$6,235	$(325)	(5.2)%	$10,704	$15,563	$(4,859)	(31.2)%
For the three months ended June 30, 2021, non-interest income decreased $0.3 million, or 5.2%, to $5.9 million as compared to $6.2 million for the same period of 2020. The decrease was primarily driven by a decrease of $1.4 million in loan level derivative income and a decrease of $0.6 million in gain on investment securities, partially offset by increases of $1.1 million in deposit fees, $0.3 million in other non-interest income and $0.2 million in gain on sales of loans and leases.
For the six months ended June 30, 2021, non-interest income decreased $4.9 million, or 31.2%, to $10.7 million as compared to $15.6 million for the same period in 2020. The decrease was primarily driven by decreases of $3.1 million in loan level derivative income, $1.9 million in gain on investment securities and $1.7 million in other non-interest income, partially offset by an increase of $0.9 million in deposit fees and an increase of $0.8 million in gain on sales of loans and leases.
Deposit fees increased $1.1 million, or 56.3%, to $3.0 million for the three months ended June 30, 2021 from $1.9 million for the same period in 2020, primarily driven by higher foreign exchange incoming wire income, debit card income, ATM fees and insufficient funds fees ("NSF"). Deposit fees increased $0.9 million, or 20.7% to $5.3 million for the six months ended June 30, 2021 from $4.4 million for the same period in 2020, primarily driven by higher foreign exchange incoming wire income, debit card income and ATM fees, partially offset by lower NSF.
Loan level derivative income decreased $1.4 million, or 99.5%, to $7.0 thousand for the three months ended June 30, 2021 from $1.4 million for the same period in 2020, and decreased $3.1 million, or 86.6%, to $0.5 million for the six months ended June 30, 2021 from $3.6 million for the same period in 2020, primarily driven by lower volume in loan level derivatives transactions completed for the six months ended June 30, 2021.
(Loss) gain on investment securities decreased $0.6 million, or 99.8%, to a gain of $1.0 thousand for the three months ended June 30, 2021 from a gain of $0.6 million for the same period in 2020, and decreased $1.9 million, or 100.3%, to a loss of $6.0 thousand for the six months ended June 30, 2021 from a gain of $1.9 million for the same period in 2020, primarily driven by a $3.0 million gain on sales of investment securities, partially offset by a $1.1 million loss on equity securities held-for-trading in the first six months of 2020 as compared to no sales of investment securities and a small change in market value on equity securities held-for-trading due to the majority of equity securities sold in December 2020 for the same period in 2021.
Gain on sales of loans and leases held-for-sales increased $0.2 million, or 79.9%, to $0.5 million for the three months ended June 30, 2021 from $0.3 million for the same period in 2020, and increased $0.8 million, or 197.6% to $1.2 million for the six months ended June 30, 2021 from $0.4 million for the same period in 2020, primarily driven by higher gain on sale to participant and higher loan sale volume with servicing released, partially offset by lower loan sale volume with servicing retained.
Other income increased $0.3 million, or 18.7%, to $1.7 million for the three months ended June 30, 2021 from $1.5 million for the same period in 2020, primarily driven by higher investment sales and insurance sales volume, and higher gain on interest rate derivatives, partially offset by lower rental income. Other income decreased $1.7 million, or 39.6%, to $2.5 million for the six months ended June 30, 2021 from $4.2 million for the same period in 2020, primarily driven by higher loss on interest rate derivatives due to volatility in rates and lower rental income, partially offset by higher insurance sales volume.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Compensation and employee benefits	$25,161	$24,619	$542	2.2%	$50,982	$49,838	$1,144	2.3%
Occupancy	3,832	3,825	7	0.2%	7,836	7,778	58	0.7%
Equipment and data processing	4,697	4,155	542	13.0%	9,190	8,858	332	3.7%
Professional services	1,245	1,056	189	17.9%	2,471	2,707	(236)	(8.7)%
FDIC insurance	657	858	(201)	(23.4)%	1,701	1,236	465	37.6%
Advertising and marketing	1,110	1,017	93	9.1%	2,210	2,092	118	5.6%
Amortization of identified intangible assets	228	311	(83)	(26.7)%	460	647	(187)	(28.9)%
Other	1,036	3,268	(2,232)	(68.3)%	3,927	6,701	(2,774)	(41.4)%
Total non-interest expense	$37,966	$39,109	$(1,143)	(2.9)%	$78,777	$79,857	$(1,080)	(1.4)%
For the three months ended June 30, 2021, non-interest expense decreased $1.1 million, or 2.9%, to $38.0 million as compared to $39.1 million for the same period in 2020. The decrease was primarily driven by decreases of $2.2 million in other non-interest expense and $0.2 million in FDIC insurance expense, partially offset by increases of $0.5 million in compensation and employee benefits expense, $0.5 million in equipment and data processing expense, and $0.2 million in professional services.

For the six months ended June 30, 2021, non-interest expense decreased $1.1 million, or 1.4%, to $78.8 million as compared to $79.9 million for the same period in 2020. The decrease was primarily driven by decreases of $2.8 million in other non-interest expense and $0.2 million in professional services, partially offset by increases of $1.1 million in compensation and employee benefits expense, $0.5 million in FDIC insurance expense, and $0.3 million in equipment and data processing expense.
Compensation and employee benefits expense increased $0.5 million, or 2.2%, to $25.2 million for the three months ended June 30, 2021 from $24.6 million for the same period in 2020, and increased $1.1 million, or 2.3%, to $51.0 million for the six months ended June 30, 2021 from $49.8 million for the same period in 2020, primarily driven by increases in employee headcount and salaries, partially offset by decreases in retirement plan benefits, commissions and bonuses.
Equipment and data processing expense increased $0.5 million, or 13.0%, to $4.7 million for the three months ended June 30, 2021 from $4.2 million for the same period in 2020, and increased $0.3 million, or 3.7%, to $9.2 million for the six months ended June 30, 2021 from $8.9 million for the same period in 2020, primarily driven by higher software licenses and subscriptions, commercial loan processing expenses, and computer equipment depreciation, partially offset by lower core processing expenses and lower purchased software depreciation.
FDIC insurance expense decreased $0.2 million, or 23.4%, to $0.7 million for the three months ended June 30, 2021 from $0.9 million for the same period in 2020, and increased $0.5 million, or 37.6%, to $1.7 million for the six months ended June 30, 2021 from $1.2 million for the same period in 2020, primarily driven by bank assessment fees from the FDIC.
Other expense decreased $2.2 million, or 68.3%, to $1.0 million for the three months ended June 30, 2021 from $3.3 million for the same period in 2020, and decreased $2.8 million, or 41.4% to $3.9 million for the six months ended June 30, 2021 from $6.7 million for the same period in 2020, primarily driven by a gain of $2.1 million on the sale of OREO property and a decrease in write-down on other repossessed assets.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Income before provision for income taxes	$42,381	$26,067	$16,314	62.6%	$77,620	$2,245	$75,375	3,357.5%
Provision (benefit) for income taxes	10,779	6,496	4,283	65.9%	19,564	(50)	19,614	(39,228.0)%
Net income (loss)	$31,602	$19,571	$12,031	61.5%	$58,056	$2,295	$55,761	2,429.7%
Effective tax rate	25.4%	24.9%	N/A	2.0%	25.2%	(2.2)%	N/A	(1,245.5)%
The Company recorded an income tax expense of $10.8 million for the three months ended June 30, 2021, compared to an income tax expense of $6.5 million for the three months ended June 30, 2020, representing effective tax rates of 25.4% and 24.9%, respectively.
The Company recorded an income tax expense of $19.6 million for the six months ended June 30, 2021, compared to an income tax benefit of $(50) thousand for the six months ended June 30, 2020, representing effective tax rates of 25.2% and (2.2)%, respectively.
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

In the second quarter, the Company continued to operate with increased liquidity as a precautionary measure due to economic uncertainty associated with the COVID-19 pandemic. In particular, the Company has shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity as economic conditions improve.
Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the second quarter. Cash and equivalents at the end of the quarter were $320.4 million, or 3.8% of the balance sheet, compared to $434.9 million, or 4.9% of the balance sheet, as of December 31, 2020. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 10% of total assets. Due to the current environment, management increased this target operating range to between 5% and 15% of total assets. As of June 30, 2021, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 12.0% of total assets. This compares to $1.2 billion, or 13.2% of total assets, as of December 31, 2020.
Deposits, which are considered the most stable source of liquidity, totaled $6.9 billion as of June 30, 2021 and represented 95.0% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.9 billion, or 89.4% of total funding, as of December 31, 2020. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.5 billion as of June 30, 2021 and represented 79.1% of total deposits, compared to core deposits of $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Additionally, the Company had $261.1 million of brokered deposits as of June 30, 2021, which represented 3.8% of total deposits, compared to $693.9 million or 10.0% of total deposits, as of December 31, 2020. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $363.0 million as of June 30, 2021, representing 5.0% of total funding, compared to $820.2 million, or 10.6% of total funding, as of December 31, 2020. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2021, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion, compared to $1.9 billion as of December 31, 2020, based on the level of qualifying collateral available for these borrowings.
As of June 30, 2021, the Banks also have access to funding through certain uncommitted lines of credit of $746.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2021. As of June 30, 2021, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $427.1 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2021. As of June 30, 2021, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2021	At December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$118,828	$174,240
Commercial	126,158	80,291
Residential mortgage	39,720	30,418
Unadvanced portion of loans and leases	883,648	759,053
Unused lines of credit:
Home equity	602,307	584,881
Other consumer	39,457	38,954
Other commercial	408	408
Unused letters of credit:
Financial standby letters of credit	15,437	14,746
Performance standby letters of credit	12,261	5,903
Commercial and similar letters of credit	5,369	5,105
Loan level derivatives:
Receive fixed, pay variable	1,186,507	1,214,146
Pay fixed, receive variable	1,186,507	1,214,146
Risk participation-out agreements	262,985	252,655
Risk participation-in agreements	59,961	60,619
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,360	1,266
Sells foreign currency, buys U.S. currency	1,362	1,273

Capital Resources
As of June 30, 2021, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2021, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2021 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2021:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$805,395	11.98%	$302,527	4.50%	$470,598	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	815,040	9.71%	335,753	4.00%	335,753	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	815,040	12.12%	403,485	6.00%	571,604	8.50%	N/A	N/A
Total risk-based capital ratio (4)	973,701	14.48%	537,956	8.00%	706,068	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$567,162	12.29%	$207,667	4.50%	$323,038	7.00%	$299,964	6.50%
Tier 1 leverage capital ratio (2)	567,162	10.37%	218,770	4.00%	218,770	4.00%	273,463	5.00%
Tier 1 risk-based capital ratio (3)	567,162	12.29%	276,890	6.00%	392,260	8.50%	369,186	8.00%
Total risk-based capital ratio (4)	625,148	13.55%	369,091	8.00%	484,432	10.50%	461,364	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$251,561	11.82%	$95,772	4.50%	$148,979	7.00%	$138,337	6.50%
Tier 1 leverage capital ratio (2)	251,561	8.29%	121,380	4.00%	121,380	4.00%	151,726	5.00%
Tier 1 risk-based capital ratio (3)	251,561	11.82%	127,696	6.00%	180,903	8.50%	170,261	8.00%
Total risk-based capital ratio (4)	278,291	13.08%	170,209	8.00%	223,399	10.50%	212,761	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2021.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2021, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2021		December 31, 2020
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$23,540	8.9%	$19,249	7.1%
Up 200 basis points ramp	10,587	4.0%	10,698	3.9%
Up 100 basis points ramp	5,064	1.9%	5,193	1.9%
Down 100 basis points ramp	(4,221)	(1.6)%	(5,999)	(2.2)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 8.9% as of June 30, 2021, compared to a positive 7.1% as of December 31, 2020. The increase in asset sensitivity was due to a shift of funding sources from shorter-term FHLB borrowings and Brokered CDs to non-maturity deposits.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2021, the Company’s one-year cumulative gap was a positive $469.3 million, or 5.85% of total interest-earning assets, compared with a negative $330.0 million, or 3.92% of total interest-earning assets, at December 31, 2020.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of June 30, 2021, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2021	At December 31, 2020
Up 300 basis points	12.2%	11.2%
Up 200 basis points	8.6%	8.3%
Up 100 basis points	5.2%	5.4%
Down 100 basis points	(11.8)%	(13.6)%

The Company's EVE sensitivity remained similar from December 31, 2020 to June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 13, 2021

Exhibit 10.2
Form of Restricted Stock Award Agreement under the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-8).

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

BROOKLINE BANCORP, INC.

Date: August 6, 2021	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)