Form 10-Q
period 2021-09-30
BROOKLINE BANCORP INC
filed 2021-11-05
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

At October 31, 2021, the number of shares of common stock, par value $0.01 per share, outstanding was 77,639,610.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2021	At December 31, 2020
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$28,865	$36,069
Short-term investments	210,279	398,848
Total cash and cash equivalents	239,144	434,917
Investment securities available-for-sale	732,020	745,822
Equity securities held-for-trading	—	526
Total investment securities	732,020	746,348
Loans and leases:
Commercial real estate loans	3,909,011	3,823,826
Commercial loans and leases	1,869,686	2,274,899
Consumer loans	1,152,997	1,170,828
Total loans and leases	6,931,694	7,269,553
Allowance for loan and lease losses	(102,515)	(114,379)
Net loans and leases	6,829,179	7,155,174
Restricted equity securities	28,098	49,786
Premises and equipment, net of accumulated depreciation of $85,679 and $82,233, respectively	70,811	71,568
Right-of-use asset operating leases	21,879	24,143
Deferred tax asset	39,643	40,129
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $39,420 and $38,752, respectively	2,484	3,152
Other real estate owned ("OREO") and repossessed assets, net	601	6,515
Other assets	188,363	250,265
Total assets	$8,312,649	$8,942,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,816,116	$1,592,205
Interest-bearing deposits	5,056,894	5,318,491
Total deposits	6,873,010	6,910,696
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	113,977	648,849
Subordinated debentures and notes	83,859	83,746
Other borrowed funds	69,703	87,652
Total borrowed funds	267,539	820,247
Operating lease liabilities	21,879	24,143
Mortgagors' escrow accounts	6,455	5,901
Reserve for unfunded credits	12,736	13,071
Accrued expenses and other liabilities	152,578	226,588
Total liabilities	7,334,197	8,000,646

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	735,990	737,178
Retained earnings, partially restricted	323,862	264,892
Accumulated other comprehensive income	2,615	16,490
Treasury stock, at cost; 7,034,754 shares and 6,525,783 shares, respectively	(84,684)	(77,343)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 31,278 shares and 51,114 shares, respectively	(183)	(291)
Total stockholders' equity	978,452	941,778
Total liabilities and stockholders' equity	$8,312,649	$8,942,424
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$74,332	$76,240	$224,367	$233,215
Debt securities	2,967	3,746	9,206	10,423
Marketable and restricted equity securities	313	672	847	2,358
Short-term investments	83	46	164	354
Total interest and dividend income	77,695	80,704	234,584	246,350
Interest expense:
Deposits	4,571	10,583	16,658	39,601
Borrowed funds	2,427	4,183	7,014	14,811
Total interest expense	6,998	14,766	23,672	54,412
Net interest income	70,697	65,938	210,912	191,938
(Credit) provision for credit losses	(3,110)	4,528	(8,588)	63,989
Net interest income after provision for credit losses	73,807	61,410	219,500	127,949
Non-interest income:
Deposit fees	2,629	2,305	7,925	6,692
Loan fees	487	397	1,647	1,460
Loan level derivative income, net	218	527	699	4,123
Gain (loss) on investment securities, net	—	54	(6)	1,970
Gain on sales of loans and leases held-for-sale	557	632	1,804	1,051
Other	1,695	947	4,221	5,129
Total non-interest income	5,586	4,862	16,290	20,425
Non-interest expense:
Compensation and employee benefits	27,206	26,092	78,188	75,931
Occupancy	3,567	3,802	11,403	11,580
Equipment and data processing	4,556	4,293	13,746	13,152
Professional services	1,072	1,112	3,543	3,819
FDIC insurance	662	1,363	2,363	2,599
Advertising and marketing	1,077	1,024	3,287	3,116
Amortization of identified intangible assets	208	312	668	959
Other	2,574	2,949	6,501	9,650
Total non-interest expense	40,922	40,947	119,699	120,806
Income before provision for income taxes	38,471	25,325	116,091	27,568
Provision (benefit) for income taxes	9,632	6,646	29,196	6,596
Net income	$28,839	$18,679	$86,895	$20,972
Earnings per common share:
Basic	$0.37	$0.24	$1.11	$0.27
Diluted	0.37	0.24	1.11	0.27
Weighted average common shares outstanding during the year:
Basic	78,000,261	78,948,139	78,097,600	79,092,424
Diluted	78,240,633	79,055,901	78,371,190	79,245,113
Dividends paid per common share	$0.120	$0.115	$0.355	$0.345

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Net income (loss)	$28,839	$18,679	$86,895	$20,972

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(4,450)	(735)	(17,797)	24,380
Income tax (expense) benefit	981	167	3,923	(5,366)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(3,469)	(568)	(13,874)	19,014
Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	—	250	—	3,237
Income tax expense (benefit)	—	(55)	—	(715)
Net reclassification adjustments for securities gains (losses) included in net income	—	195	—	2,522
Net unrealized securities holding gains (losses)	(3,469)	(763)	(13,874)	16,492

Cash flow hedges:
Change in fair value of cash flow hedges	(3)	7	6	7
Reclassification adjustment for (income) expense recognized in earnings	(2)	—	(7)	—
Net change in fair value of cash flow hedges	(5)	7	(1)	7
Other comprehensive income (loss), net of taxes	(3,474)	(756)	(13,875)	16,499

Comprehensive income (loss)	$25,365	$17,923	$73,020	$37,471

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2021	$852	$738,557	$304,466	$6,089	$(77,493)	$(219)	$972,252
Net income	—	—	28,839	—	—	—	28,839
Other comprehensive income (loss)	—	—	—	(3,474)	—	—	(3,474)
Common stock dividends of $0.120 per share	—	—	(9,383)	—	—	—	(9,383)
Compensation under recognition and retention plans	—	750	(60)	—	—	—	690
Restricted stock awards issued, net of awards surrendered	—	(3,376)	—	—	2,788	—	(588)
Common stock held by ESOP committed to be released (6,612 shares)		59				36	95
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)
Balance at September 30, 2021	$852	$735,990	$323,862	$2,615	$(84,684)	$(183)	$978,452

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2020	$852	$738,155	$237,808	$19,538	$(69,572)	$(368)	$926,413
Net income	—	—	18,679	—	—	—	18,679
Other comprehensive income (loss)	—	—	—	(756)	—	—	(756)
Common stock dividends of $0.115 per share	—	—	(9,093)	—	—	—	(9,093)
Compensation under recognition and retention plan	—	681	(56)	—	—	—	625
Restricted stock awards issued, net of awards surrendered	—	(2,571)	—	—	2,196	—	(375)
Common stock held by ESOP committed to be released (7,107 shares)	—	29	—	—	—	38	67
Balance at Adoption of ASU 2016-13 (CECL)	—	—	(2)	—	—	—	(2)
Balance at September 30, 2020	$852	$736,294	$247,336	$18,782	$(67,376)	$(330)	$935,558
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net income	—	—	86,895	—	—	—	86,895
Other comprehensive income (loss)	—	—	—	(13,875)	—	—	(13,875)
Common stock dividends of $0.355 per share	—	—	(27,758)	—	—	—	(27,758)
Compensation under recognition and retention plans	—	1,871	(167)	—	—	—	1,704
Restricted stock awards issued, net of awards surrendered	—	(3,226)	—	—	2,638	—	(588)
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)
Common stock held by ESOP committed to be released (19,836 shares)	—	167	—	—	—	108	275
Balance at September 30, 2021	$852	$735,990	$323,862	$2,615	$(84,684)	$(183)	$978,452

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606
Net Income	—	—	20,972	—	—	—	20,972
Other comprehensive income (loss)	—	—	—	16,499	—	—	16,499
Common stock dividends of $0.345 per share	—	—	(27,342)	—	—	—	(27,342)
Compensation under recognition and retention plans	—	2,051	(147)	—	—	—	1,904
Restricted stock awards issued, net of awards surrendered	—	(2,482)	—	—	2,107	—	(375)
Treasury stock, repurchase shares	—	—	—	—	(10,410)	—	(10,410)
Common stock held by ESOP committed to be released (21,231 shares)	—	124	—	—	—	103	227
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)
Balance at September 30, 2020	$852	$736,294	$247,336	$18,782	$(67,376)	$(330)	$935,558

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
Cash flows from operating activities:
Net income	$86,895	$20,972
Adjustments to reconcile net income to net cash provided from operating activities:
(Credit) provision for credit losses	(8,588)	63,989
Deferred income tax expense (benefit)	4,409	(21,889)
Depreciation of premises and equipment	4,292	4,278
Amortization of investment securities premiums and discounts, net	2,337	1,980
Amortization of deferred loan and lease origination costs, net	4,499	5,667
Amortization of identified intangible assets	668	959
Amortization of debt issuance costs	75	75
Accretion of acquisition fair value adjustments, net	(64)	(403)
Loss (gain) on investment securities, net	6	(1,970)
Gain on sales of loans and leases held-for-sale	(1,804)	(1,051)
Gain on sales of OREO and other repossessed assets, net	(2,108)	—
Write-down of OREO and other repossessed assets	174	864
Compensation under recognition and retention plans	1,704	1,910
ESOP shares committed to be released	275	227
Net change in:
Cash surrender value of bank-owned life insurance	(436)	(767)
Equity securities held-for-trading	520	1,782
Other assets	62,403	(84,626)
Accrued expenses and other liabilities	(73,963)	78,774
Net cash provided from operating activities	81,294	70,771

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	131,750
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	146,821	175,069
Purchases of investment securities available-for-sale	(153,153)	(488,806)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	—	6,302
Proceeds from redemption/sales of restricted equity securities	24,586	21,393
Purchase of restricted equity securities	(2,898)	(29,290)
Proceeds from sales of loans and leases held-for-investment, net	172,807	6,803
Net decrease (increase) in loans and leases	157,596	(681,752)
Purchase of premises and equipment, net	(3,720)	(2,524)
Proceeds from sales of OREO and other repossessed assets	9,176	3,823
Net cash provided from (used for) investing activities	351,215	(857,232)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	404,059	796,627
(Decrease) increase in certificates of deposit	(441,701)	166,162
Proceeds from FHLBB advances	188,340	2,917,521
Repayment of FHLBB advances	(723,212)	(2,834,821)
(Decrease) increase in other borrowed funds, net	(17,949)	19,480
Increase (decrease) in mortgagors' escrow accounts, net	554	(803)
Repurchases of common stock	(9,979)	(10,410)
Payment of dividends on common stock	(27,758)	(27,342)
Payment of income taxes for shares withheld in share based activity	(636)	(410)
Net cash (used for) provided from financing activities	(628,282)	1,026,004
Net (decrease) increase in cash and cash equivalents	(195,773)	239,543
Cash and cash equivalents at beginning of period	434,917	77,790
Cash and cash equivalents at end of period	$239,144	$317,333

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$25,926	$57,020
Income taxes	22,170	26,255
Non-cash investing activities:
Transfer from loans to other real estate owned	$1,328	$3,469

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company and Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution (collectively referred to as the "Banks"). The Banks are both members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC") and Clarendon Private, LLC ("Clarendon Private"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. There was no allowance for credit loss ("ACL") on available-for-sale debt securities recognized as of September 30, 2021.
The following tables set forth investment securities available-for-sale, and equity securities held-for-trading at the dates indicated:

	At September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$234,078	$2,948	$3,740	$233,286
GSE CMOs	31,210	625	7	31,828
GSE MBSs	217,279	5,289	751	221,817
Corporate debt obligations	22,209	760	—	22,969
U.S. Treasury bonds	223,273	1,749	3,400	221,622
Foreign government obligations	500	—	2	498
Total investment securities available-for-sale	$728,549	$11,371	$7,900	$732,020

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,820	$5,455	$630	$278,645
GSE CMOs	44,937	1,103	12	46,028
GSE MBSs	312,658	10,956	5	323,609
Corporate debt obligations	22,299	1,168	—	23,467
U.S. Treasury bonds	70,339	3,318	80	73,577
Foreign government obligations	500	—	4	496
Total investment securities available-for-sale	$724,553	$22,000	$731	$745,822
Equity securities held-for-trading				$526
As of September 30, 2021, the fair value of all investment securities available-for-sale was $732.0 million, with net unrealized gains of $3.5 million, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of September 30, 2021, $319.6 million, or 43.7% of the portfolio, had gross unrealized losses of $7.9 million, compared to $86.9 million, or 11.7% of the portfolio, with gross unrealized losses of $0.7 million as of December 31, 2020.
As of September 30, 2021, the Company did not hold any equity securities held-for-trading, compared to a fair value of $0.5 million as of December 31, 2020.
Investment Securities as Collateral
As of September 30, 2021 and December 31, 2020, respectively, $426.1 million and $448.7 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of September 30, 2021 and December 31, 2020.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.8 million as of September 30, 2021, compared to $2.6 million as of December 31, 2020.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2021 and 2020.
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2021 and December 31, 2020 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$71,645	$2,358	$44,929	$1,382	$116,574	$3,740
GSE CMOs	—	—	737	7	737	7
GSE MBSs	39,177	547	7,806	204	46,983	751
U.S. Treasury bonds	154,779	3,400	—	—	154,779	3,400
Foreign government obligations	—	—	498	2	498	2
Temporarily impaired investment securities available-for-sale	265,601	6,305	53,970	1,595	319,571	7,900
Total temporarily impaired investment securities	$265,601	$6,305	$53,970	$1,595	$319,571	$7,900

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$72,745	$630	$—	$—	$72,745	$630
GSE CMOs	832	7	872	5	1,704	12
GSE MBSs	2,102	5	97	—	2,199	5
U.S. Treasury bonds	9,750	80	—	—	9,750	80
Foreign government obligations	—	—	496	4	496	4
Temporarily impaired investment securities available-for-sale	85,429	722	1,465	9	86,894	731
Total temporarily impaired investment securities	$85,429	$722	$1,465	$9	$86,894	$731

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2021.The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of September 30, 2021. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of September 30, 2021, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $4.6 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $7.3 million as of December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of September 30, 2021, the Company owned 49 GSE debentures with a total fair value of $233.3 million, and a net unrealized loss of $0.8 million. As of December 31, 2020, the Company held 54 GSE debentures with a total fair value of $278.6 million, with a net unrealized gain of $4.8 million. As of September 30, 2021, 12 of the 49 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 7 of the 54 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2021, the Company did not purchase GSE debentures. This compares to the same period in 2020 when the Company purchased $208.9 million GSE debentures. During the nine months ended September 30, 2020, the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of September 30, 2021, the Company owned 33 GSE CMOs with a total fair value of $31.8 million and a net unrealized gain of $0.6 million. As of December 31, 2020, the Company held 33 GSE CMOs with a total fair value of $46.0 million with a net unrealized gain of $1.1 million. As of September 30, 2021 and December 30, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2021 and 2020, the Company did not purchase any GSE CMOs.
As of September 30, 2021, the Company owned 139 GSE MBSs with a total fair value of $221.8 million and a net unrealized gain of $4.5 million. As of December 31, 2020, the Company held 140 GSE MBSs with a total fair value of $323.6 million with a net unrealized gain of $11.0 million. As of September 30, 2021, 20 of the 139 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 17 of the 140 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2021, the Company did not purchase any GSE MBSs. This compares to the same period in 2020 when the Company purchased $258.7 million GSE MBSs. During the nine months ended September 30, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2021, the Company held 6 corporate obligation securities with a total fair value of $23.0 million and a net unrealized gain of $0.8 million. As of December 31, 2020, the Company held 6 corporate obligation securities with a total fair value of $23.5 million and a net unrealized gain of $1.2 million. As of September 30, 2021 and December 31, 2020, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2021 and 2020, the Company did not purchase any corporate obligations. During the nine months ended September 30, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2021, the Company owned 27 U.S. Treasury bonds with a total fair value of $221.6 million and an unrealized loss of $1.7 million. This compares to 12 U.S. Treasury bonds with a total fair value of $73.6 million and an unrealized gain of $3.2 million as of December 31, 2020. As of September 30, 2021, 16 of the 27 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 1 of the 12 securities in this portfolio was an unrealized loss position. During the nine months ended September 30, 2021 the Company purchased $153.2 million U.S. Treasury bonds, compared to the same period in 2020 when the Company purchased $21.2 million U.S. Treasury bonds.
Municipal Obligations
As of September 30, 2021 and December 31, 2020, the Company did not own any municipal obligation securities. During the nine months ended September 30, 2021 and 2020, the Company did not purchase any municipal obligations. During the nine months ended September 30, 2020, the Company transferred 93 held-to-maturity municipal obligations securities with a total fair value of $47.7 million to the available-for-sale portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of September 30, 2021 and December 31, 2020, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2021 and December 31, 2020 respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2021 and 2020, the Company did not purchase any foreign government obligations.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of September 30, 2021, the Company did not own any equity securities held-for-trading. As of December 31, 2020, the Company owned equity securities held-for-trading with a fair value of $0.5 million.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2021			At December 31, 2020
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$55,747	$56,194	2.05%	$31,633	$32,013	2.02%
After 1 year through 5 years	108,071	112,301	2.26%	146,274	153,262	2.22%
After 5 years through 10 years	336,673	331,392	1.30%	222,271	225,568	1.43%
Over 10 years	228,058	232,133	1.92%	324,375	334,979	1.86%
	$728,549	$732,020	1.70%	$724,553	$745,822	1.81%
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
As of September 30, 2021, issuers of debt securities with an estimated fair value of $67.5 million had the right to call or prepay the obligations. Of the $67.5 million, approximately $3.0 million matures in less then a year, $9.6 million matures in 1 - 5 years, $45.1 million matures in 6 - 10 years, and $9.8 million matures after ten years. As of December 31, 2020, issuers of debt securities with an estimated fair value of approximately $90.8 million had the right to call or prepay the obligations. Of the $90.8 million, $12.9 million matures in 1-5 years, and $68.1 million matures in 6 - 10 years, and $9.8 million matures after ten years.
Security Sales
The Company sold $0.5 million of investment securities available-for-sale or equity securities held-for-trading during the nine months ended September 30, 2021. This compares to $143.3 million securities sold during the nine months ended September 30, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Sales of investment and restricted equity securities are summarized as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$520	$143,315

Gross gains from securities sales	1	3,412
Gross losses from securities sales	—	(175)
Gain on sales of securities, net	$1	$3,237
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2021		At December 31, 2020
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,707,100	3.45%	$2,578,773	3.58%
Multi-family mortgage	1,007,168	3.37%	1,013,432	3.53%
Construction	194,743	3.51%	231,621	3.49%
Total commercial real estate loans	3,909,011	3.43%	3,823,826	3.56%
Commercial loans and leases:
Commercial (1)	739,023	3.07%	1,131,668	2.55%
Equipment financing	1,085,028	6.95%	1,092,461	7.26%
Condominium association	45,635	4.36%	50,770	4.55%
Total commercial loans and leases	1,869,686	5.35%	2,274,899	4.86%
Consumer loans:
Residential mortgage	789,990	3.55%	791,317	3.74%
Home equity	327,906	3.27%	346,652	3.26%
Other consumer	35,101	2.91%	32,859	3.04%
Total consumer loans	1,152,997	3.45%	1,170,828	3.58%
Total loans and leases	$6,931,694	3.94%	$7,269,553	3.97%
______________________________________________________________________
(1) Including $160,586 and $489,216 of PPP loans as of September 30, 2021 and December 31, 2020, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of September 30, 2021 and December 31, 2020.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $17.6 million and $20.5 million at September 30, 2021 and December 31, 2020, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination costs included in total loans and leases were $7.4 million and $4.1 million as of September 30, 2021 and December 31, 2020, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.8% of which is in the greater New York and New Jersey metropolitan area and 72.2% of which is in other areas in the United States of America as of September 30, 2021.
Loans and Leases Pledged as Collateral
As of September 30, 2021 and 2020, there were $2.9 billion and $3.5 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2021 and December 31, 2020.

(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474
Charge-offs	—	(1,583)	(17)	(1,600)
Recoveries	1	308	36	345
(Credit) provision for loan and lease losses excluding unfunded commitments	(1,630)	101	(1,175)	(2,704)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

	Three Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553
Charge-offs	(70)	(5,429)	(12)	(5,511)
Recoveries	—	512	36	548
(Credit) provision for loan and lease losses excluding unfunded commitments	(2,721)	8,557	(455)	5,381
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971

	Nine Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(4,907)	(29)	(4,964)
Recoveries	12	1,127	215	1,354
(Credit) provision for loan and lease losses excluding unfunded commitments	(7,736)	1,472	(1,990)	(8,254)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	$6,632
Charge-offs	(70)	(9,750)	(33)	(9,853)
Recoveries	94	1,055	124	1,273
Provision for loan and lease losses	45,217	15,119	501	60,837
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971
The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $12.7 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(1,630)	$(2,721)	$(7,736)	$45,217
Commercial	101	8,557	1,472	15,119
Consumer	(1,175)	(455)	(1,990)	501
Total (credit) provision for loan and lease losses	(2,704)	5,381	(8,254)	60,837
Unfunded commitments	(406)	(853)	(334)	3,152
Total (credit) provision for credit losses	$(3,110)	$4,528	$(8,588)	$63,989
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
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The models include: Commercial real estate ("CRE"), Commercial and industrial ("C&I"), and Retail lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of expected utilization assumptions. The expected loss estimates for two small commercial portfolios are based on historical loss rates.
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at September 30, 2021 reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

For September 30, 2021, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the Commercial, Multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding and Macrolease portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $99.9 million as of September 30, 2021, compared to $112.1 million as of December 31, 2020. The reduction in the ACL is attributable to continued low level of net charge-offs, an improving macro-economic forecast, and a reduction in qualitative adjustments that consider longer-term risks.

The specific allowance for loan and lease losses was $2.6 million as of September 30, 2021, compared to $2.3 million as of December 31, 2020. The specific allowance increased by $0.3 million during the nine months ended September 30, 2021 primarily due to a single specific reserve for specialty finance loan.
As of September 30, 2021, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Credit Quality Information

The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2021.

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$386,301	$338,130	$373,300	$229,218	$215,040	$1,037,632	$64,352	$12,839	$2,656,812
OAEM	681	—	17,003	—	4,902	15,029	—	—	37,615
Substandard	—	188	—	—	572	8,024	—	3,889	12,673
Total	386,982	338,318	390,303	229,218	220,514	1,060,685	64,352	16,728	2,707,100
Multi-Family Mortgage
Pass	112,438	126,230	142,913	135,995	90,960	364,682	3,746	27,476	1,004,440
OAEM	—	—	—	—	—	2,728	—	—	2,728
Total	112,438	126,230	142,913	135,995	90,960	367,410	3,746	27,476	1,007,168
Construction
Pass	19,779	56,241	40,654	68,092	—	—	6,169	—	190,935
Substandard	—	—	3,808	—	—	—	—	—	3,808
Total	19,779	56,241	44,462	68,092	—	—	6,169	—	194,743
Commercial
Pass	226,200	82,416	45,541	36,200	15,693	119,477	186,604	1,178	713,309
OAEM	—	1,549	3,519	—	12,722	—	999	—	18,789
Substandard	19	13	—	100	254	1,974	2,538	2,025	6,923
Doubtful	—	—	—	—	—	1	—	1	2
Total	226,219	83,978	49,060	36,300	28,669	121,452	190,141	3,204	739,023
Equipment Financing
Pass	249,109	286,749	238,840	149,004	75,543	61,910	2,142	437	1,063,734
OAEM	—	982	1,831	301	90	26	—	—	3,230
Substandard	—	1,269	4,968	5,811	2,878	2,477	—	—	17,403
Doubtful	—	1	120	1	6	533	—	—	661
Total	249,109	289,001	245,759	155,117	78,517	64,946	2,142	437	1,085,028
Condominium Association
Pass	2,870	8,610	8,071	4,309	4,181	14,509	2,919	75	45,544
Substandard	—	—	—	—	—	91	—	—	91
Total	2,870	8,610	8,071	4,309	4,181	14,600	2,919	75	45,635

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Other Consumer
Pass	431	171	61	1,512	29	765	32,125	6	35,100
Substandard	—	—	—	—	—	1	—	—	1
Total	431	171	61	1,512	29	766	32,125	6	35,101
Total
Pass	997,128	898,547	849,380	624,330	401,446	1,598,975	298,057	42,011	5,709,874
OAEM	681	2,531	22,353	301	17,714	17,783	999	—	62,362
Substandard	19	1,470	8,776	5,911	3,704	12,567	2,538	5,914	40,899
Doubtful	—	1	120	1	7	534	—	1	664
Total	$997,828	$902,549	$880,629	$630,543	$422,871	$1,629,859	$301,594	$47,926	$5,813,799
As of September 30, 2021, there were no loans categorized as definite loss.

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$137,291	$119,509	$81,223	$54,555	$44,078	$134,036	$3,937	$357	$574,986
661 - 700	16,285	20,439	15,225	10,124	12,926	26,010	—	—	101,009
600 and below	3,819	6,426	4,843	3,318	3,521	14,819	—	—	36,746
Data not available*	9,586	—	1,119	—	6,891	59,653	—	—	77,249
Total	$166,981	$146,374	$102,410	$67,997	$67,416	$234,518	$3,937	$357	$789,990
Home Equity
Credit Scores
Over 700	$1,186	$1,540	$1,913	$1,573	$1,696	$9,092	$244,174	$1,892	$263,066
661 - 700	100	109	309	404	216	1,710	43,297	532	46,677
600 and below	—	55	103	—	13	456	9,045	717	10,389
Data not available*	—	—	—	—	—	1,237	6,114	423	7,774
Total	$1,286	$1,704	$2,325	$1,977	$1,925	$12,495	$302,630	$3,564	$327,906
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

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2021
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$2,296	$296	$10,545	$13,137	$2,693,963	$2,707,100	$—	$10,963	$10,571
Multi-family mortgage	3,307	—	—	3,307	1,003,861	1,007,168	—	—	—
Construction	396	—	—	396	194,347	194,743	—	—	—
Total commercial real estate loans	5,999	296	10,545	16,840	3,892,171	3,909,011	—	10,963	10,571
Commercial loans and leases:
Commercial	305	801	1,430	2,536	736,487	739,023	573	2,539	1,549
Equipment financing	5,256	1,616	8,793	15,665	1,069,363	1,085,028	61	17,655	4,320
Condominium association	12	44	—	56	45,579	45,635	—	91	—
Total commercial loans and leases	5,573	2,461	10,223	18,257	1,851,429	1,869,686	634	20,285	5,869
Consumer loans:
Residential mortgage	1,917	—	2,965	4,882	785,108	789,990	203	4,150	2,729
Home equity	521	56	114	691	327,215	327,906	1	461	172
Other consumer	3	2	1	6	35,095	35,101	—	1	—
Total consumer loans	2,441	58	3,080	5,579	1,147,418	1,152,997	204	4,612	2,901
Total loans and leases	$14,013	$2,815	$23,848	$40,676	$6,891,018	$6,931,694	$838	$35,860	$19,341
There is no interest income recognized on non-accrual loans for the three months ended September 30, 2021.

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

	At September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$87	$2,441	$90	$2,618
Collectively evaluated	72,293	24,749	2,855	99,897
Total	$72,380	$27,190	$2,945	$102,515
Loans and Leases:
Individually evaluated	$16,954	$17,438	$7,720	$42,112
Collectively evaluated	3,892,057	1,852,248	1,145,277	6,889,582
Total	$3,909,011	$1,869,686	$1,152,997	$6,931,694

	At December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$183	$2,020	$108	$2,311
Collectively evaluated	79,949	27,478	4,641	112,068
Total loans and leases	$80,132	$29,498	$4,749	$114,379

Loans and Leases:
Individually evaluated	$14,159	$24,727	$8,760	$47,646
Collectively evaluated	3,809,667	2,250,172	1,162,068	7,221,907
Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Leases
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2021	At December 31, 2020
	(In Thousands)
Troubled debt restructurings:
On accrual	$13,526	$11,483
On nonaccrual	6,655	7,476
Total troubled debt restructurings	$20,181	$18,959

Total TDR loans and leases increased by $1.2 million to $20.2 million at September 30, 2021 from $19.0 million at December 31, 2020, primarily driven by a net increase in residential loans by $0.6 million and a net increase in the equipment financing loans by $1.3 million, partially offset by a net decrease in commercial loans by $0.6 million, and net decrease in commercial real estate by $0.1 million during the nine months ended September 30, 2021.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended September 30, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Commercial	1	19	19	—	—	—	—
Equipment financing	6	827	$816	—	147	5	211
Total loans and leases	7	$846	$835	$—	$147	5	$211
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended September 30, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate	—	$—	$—	$—	$—	1	$221
Commercial	1	1,098	1,098	—	—	—	—
Equipment financing	4	212	212	11	212	—	—
Home equity	1	276	276	—	276	—	—
Total loans and leases	6	$1,586	$1,586	$11	$488	1	$221
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Nine Months Ended September 30, 2021
		Amortized Cost		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Commercial real estate	1	$497	$494	$—	$—	$—	$—
Commercial	1	19	19	—	—	—	—
Equipment financing	43	3,627	3,382	91	2,165	6	257
Residential mortgage	1	864	859	—	—	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	47	$5,319	$5,066	$91	$2,165	6	$257

	At and for the Nine Months Ended September 30, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	1	$221
Commercial	3	1,401	1,401	—	—	—	—
Equipment financing	15	1,406	1,340	11	1,297	—	—
Home equity	2	476	476	—	276	—	—
Total loans and leases	20	$3,283	$3,217	$11	$1,573	1	$221

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Extended maturity	$—	$1,114	$2,333	$1,743
Adjusted principal	—	—	—	44
Combination maturity, principal, interest rate	835	472	2,732	1,430
Total loans with modifications	$835	$1,586	$5,065	$3,217
The TDR loans and leases that were modified for the three months ended September 30, 2021 and 2020 were $0.8 million and $1.6 million, respectively. The decrease in TDR loans and leases that were modified for the three months ended September 30, 2021 were primarily due to the payoff of one home equity relationship of $0.3 million, as well as the payments on a TDR loan during the three months ended September 30, 2021.
The net charge-offs for performing and nonperforming TDR loans and leases for the nine months ended September 30, 2021 and 2020 were $0.7 million and $0.8 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of September 30, 2021 was $0.6 million. As of September 30, 2020, there were $1.7 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of September 30, 2021, the Company granted 4,095 short-term deferments on loan and lease balances of $941.1 million of which 4,018 loans and leases representing balances $885.4 million returned to payment and 77 loans and leases representing balances of $55.7 million remain in deferment. The outstanding deferred loans and leases represent 0.8% of the Company's total loan and lease balances.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2021	At December 31, 2020
	(In Thousands)
Goodwill	$160,427	$160,427
Other intangible assets:
Core deposits	1,395	2,063
Trade name	1,089	1,089
Total other intangible assets	2,484	3,152
Total goodwill and other intangible assets	$162,911	$163,579
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.72 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2021	$208
Year ending:
2022	494
2023	263
2024	151
2025	103
2026	74
Thereafter	102
Total	$1,395
(7) Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2021 and 2020, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2021	$6,177	$11	$(99)	$6,089
Other comprehensive income (loss)	(3,469)	(3)	—	(3,472)
Reclassification adjustment for (income) expense recognized in earnings	—	(2)	—	(2)
Balance at September 30, 2021	$2,708	$6	$(99)	$2,615

	Three Months Ended September 30, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2020	$19,454	$—	$84	$19,538
Other comprehensive income (loss)	(568)	7	—	(561)
Reclassification adjustment for (income) expense recognized in earnings	195	—	—	195
Balance at September 30, 2020	$18,691	$7	$84	$18,782

	Nine Months Ended September 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(13,874)	6	—	(13,868)
Reclassification adjustment for (income) expense recognized in earnings	—	(7)	—	(7)
Balance at September 30, 2021	$2,708	$6	$(99)	$2,615

	Nine Months Ended September 30, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income (loss)	19,014	7	—	19,021
Reclassification adjustment for (income) expense recognized in earnings	2,522	—	—	2,522
Balance at September 30, 2020	$18,691	$7	$84	$18,782
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
As of September 30, 2021, the Company paid its counterparties a fixed weighted average interest rate of 0.10% over a maximum period of 2 years for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	127	$8,320	$2,366	$24,502	$172,285	$980,680	$1,188,153	$74,299
Pay fixed, receive variable	127	8,320	2,366	24,502	172,285	980,680	1,188,153	74,299
Risk participation-out agreements	—	—	—	6,904	37,780	217,840	262,524	1,125
Risk participation-in agreements	8	—	—	18,788	—	40,841	59,629	201

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$1,680	$—	$—	$—	$—	$1,680	$19,191
Sells foreign currency, buys U.S. currency	13	1,681	—	—	—	—	1,681	19,719

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	136	$—	$8,541	$16,447	$99,014	$1,090,144	$1,214,146	$129,284
Pay fixed, receive variable	136	—	8,541	16,447	99,014	1,090,144	1,214,146	129,284
Risk participation-out agreements	37	—	—	7,009	22,733	222,913	252,655	1,843
Risk participation-in agreements	8	—	—	19,000	—	41,619	60,619	361

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,266	$—	$—	$—	$—	$1,266	$156
Sells foreign currency, buys U.S. currency	20	1,273	—	—	—	—	1,273	148

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $135.2 million and $166.5 million in the normal course of business as of September 30, 2021 and December 31, 2020, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$3	$—	$3	$—	$—	$3
Derivatives not designated as hedging instruments:
Loan level derivatives	$82,025	$—	$82,025	$—	$—	$82,025
Risk participation-out agreements	1,125	—	1,125	—	—	1,125
Foreign exchange contracts	20	—	20	—	—	20
Total	$83,173	$—	$83,173	$—	$—	$83,173

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2	$—	$2	$—	$—	$2
Derivatives not designated as hedging instruments:
Loan level derivatives	$82,025	$—	$82,025	$128,492	$6,690	$(53,157)
Risk participation-in agreements	201	—	201	—	—	201
Foreign exchange contracts	19	—	19	—	—	19
Total	$82,247	$—	$82,247	$128,492	$6,690	$(52,935)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Interest rate derivatives	$8	$—	$8	$—	$—	$8
Loan level derivatives	131,328	—	131,328	—	—	131,328
Risk participation-out agreements	1,843	—	1,843	—	—	1,843
Foreign exchange contracts	156	—	156	—	—	156
Total	$133,335	$—	$133,335	$—	$—	$133,335

Liability derivatives
Loan level derivatives	$131,328	$—	$131,328	$155,220	$11,280	$(35,172)
Risk participation-in agreements	361	—	361	—	—	361
Foreign exchange contracts	148	—	148	—	—	148
Total	$131,837	$—	$131,837	$155,220	$11,280	$(34,663)
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

	Fair Value
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(Dollars in Thousands)
Derivatives designated as hedges	$1	$10
Gain in OCI on derivatives (effective portion), net of tax	$6	$7
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$7	$1

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(9) Stock Based Compensation
As of September 30, 2021, the Company had one active equity plan: the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan ("2021 Plan") with 1,750,000 authorized shares. As a result of the Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Company's 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan together referred to as the "Plans."
Of the awarded shares under the Plans, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 14 financial institutions. These are referred to as "performance-based shares". If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
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
During the three and nine months ended September 30, 2021 and September 30, 2020, 228,756 and 268,936 shares were issued, respectively, upon satisfaction of required conditions of the Plans.
Total expense for the Plan was $0.7 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Total expense for the Plan was $1.9 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(10) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2021		September 30, 2020
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$28,839	$28,839	$18,679	$18,679

Denominator:
Weighted average shares outstanding	78,000,261	78,000,261	78,948,139	78,948,139
Effect of dilutive securities	—	240,372	—	107,762
Adjusted weighted average shares outstanding	78,000,261	78,240,633	78,948,139	79,055,901

EPS	$0.37	$0.37	$0.24	$0.24

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$86,895	$86,895	$20,972	$20,972

Denominator:
Weighted average shares outstanding	78,097,600	78,097,600	79,092,424	79,092,424
Effect of dilutive securities	—	273,590	—	152,689
Adjusted weighted average shares outstanding	78,097,600	78,371,190	79,092,424	79,245,113

EPS	$1.11	$1.11	$0.27	$0.27
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2021 and September 30, 2020.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$233,286	$—	$233,286
GSE CMOs	—	31,828	—	31,828
GSE MBSs	—	221,817	—	221,817
Corporate debt obligations	—	22,969	—	22,969
U.S. Treasury bonds	—	221,622	—	221,622
Foreign government obligations	—	498	—	498
Total investment securities available-for-sale	$—	$732,020	$—	$732,020
Interest rate derivatives	—	3	—	3
Derivatives not designated as hedging instruments:
Loan level derivatives	—	82,025	—	82,025
Risk participation-out agreements	—	1,125	—	1,125
Foreign exchange contracts	—	20	—	20
Liabilities:
Interest rate derivatives	$—	$2	$—	$2
Derivatives not designated as hedging instruments:
Loan level derivatives	—	82,025	—	82,025
Risk participation-in agreements	—	201	—	201
Foreign exchange contracts	—	19	—	19

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$278,645	$—	$278,645
GSE CMOs	—	46,028	—	46,028
GSE MBSs	—	323,609	—	323,609
Corporate debt obligations	—	23,467	—	23,467
U.S. Treasury bonds	—	73,577	—	73,577
Foreign government obligations	—	496	—	496
Total investment securities available-for-sale	$—	$745,822	$—	$745,822
Equity securities held-for-trading	$—	$526	$—	$526
Interest rate derivatives	—	8	—	8
Loan level derivatives	—	131,328	—	131,328
Risk participation-out agreements	—	1,843	—	1,843
Foreign exchange contracts	—	156	—	156
Liabilities:
Loan level derivatives	—	131,328	—	131,328
Risk participation-in agreements	—	361	—	361
Foreign exchange contracts	—	148	—	148
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2021 and December 31, 2020, none of the investment securities was valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2021 and December 31, 2020, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$798	$798
Repossessed assets	—	601	—	601
Total assets measured at fair value on a non-recurring basis	$—	$601	$798	$1,399

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$3,445	$3,445
OREO	—	—	5,415	5,415
Repossessed assets	—	1,100	—	1,100
Total assets measured at fair value on a non-recurring basis	$—	$1,100	$8,860	$9,960
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

	Fair Value		Valuation Technique
	At September 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$798	$3,445	Appraisal of collateral (1)
Other real estate owned	—	5,415	Appraisal of collateral (1)
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

			Fair Value Measurements at September 30, 2021
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$6,829,179	$6,776,949	$—	$—	$6,776,949
Restricted equity securities	28,098	28,098	—	—	28,098
Financial liabilities:
Certificates of deposits	1,327,405	1,332,028	—	1,332,028	—
Borrowed funds	267,539	261,520	—	261,520	—

			Fair Value Measurements at December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,155,174	7,116,854	—	—	7,116,854
Restricted equity securities	49,786	49,786	—	—	49,786
Financial liabilities:
Certificates of deposit	2,083,907	2,092,867	—	2,092,867	—
Borrowed funds	820,247	818,681	—	818,681	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2021	At December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$198,806	$174,240
Commercial	201,443	80,291
Residential mortgage	58,450	30,418
Unadvanced portion of loans and leases	897,542	759,053
Unused lines of credit:
Home equity	602,200	584,881
Other consumer	58,546	38,954
Other commercial	431	408
Unused letters of credit:
Financial standby letters of credit	14,690	14,746
Performance standby letters of credit	14,237	5,903
Commercial and similar letters of credit	5,219	5,105
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,188,153	1,214,146
Pay fixed, receive variable	1,188,153	1,214,146
Risk participation-out agreements	262,524	252,655
Risk participation-in agreements	59,629	60,619
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	1,680	1,266
Sells foreign currency, buys U.S. currency	1,681	1,273
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of September 30, 2021 as the discount rate to determine the net present value of the remaining lease payments.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$4,628	$4,828

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,733	$4,909

	At September 30, 2021	At December 31, 2020
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$21,879	$24,143
Operating lease liabilities	21,879	24,143

Weighted Average Remaining Lease Term
Operating leases	6.43	6.95

Weighted Average Discount Rate
Operating leases	3.1%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2021
(In Thousands)

Remainder of 2021	$1,535
Year ending:
2022	6,137
2023	5,231
2024	3,638
2025	2,367
2026	1,594
Thereafter	3,537
Total	$24,039
Less imputed interest	(2,160)
Present value of lease liability	$21,879
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.4 million for both the nine months ended September 30, 2021 and 2020. Total other expenditures were $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Total rental expense was $1.4 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. Total rental expense was $4.4 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; changes in general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program, and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing, 27.8% of which is in the greater New York and New Jersey metropolitan area and 72.2% of which is in other areas in the United States of America as of September 30, 2021.
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
•Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP"). The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was signed into law and provides for a second round of PPP loans (the "PPP-2"). On March 11, 2021, the American Rescue Plan Act (“ARP”) was signed into law providing an additional $1.9 trillion in COVID-19 economic relief. The ARP included provisions on aid to state and local governments, hard-hit industries and communities, additional direct stimulus payments to qualifying individuals, additional funding for the PPP and other provisions. On May 4, 2021, the SBA announced that PPP funding has been exhausted and that it has stopped accepting application from most lenders. PPP loans are fully guaranteed by the U.S. government, have an initial term of up to five years and earn interest at a rate of 1%. The Company currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Through September 30, 2021, the Banks funded a total of 4,700 PPP loans in the aggregate amount of $872.1 million. As of September 30, 2021, $160.6 million in PPP loans remain outstanding, net of deferred fees and costs of $5.4 million. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company is participating in the PPPLF program.
•Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 pandemic (the "national emergency"), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of September 30, 2021, the Company granted 4,095 short-term deferments on loan and lease balances of $941.1 million. Of these modifications, 4,018 loans and leases with total balances of $885.4 million have returned to the payment status and 77 loans and leases with total balances of $55.7 million remain on the deferral status, which represents 0.8%

of the Company's total loan and lease balances. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.37	$0.40	$0.34	$0.34	$0.24
Earnings per share - Diluted	0.37	0.40	0.34	0.34	0.24
Book value per share (end of period)	12.61	12.44	12.10	12.05	11.84
Tangible book value per share (end of period) (1)	10.51	10.35	10.01	9.96	9.77
Dividends paid per common share	0.120	0.120	0.115	0.115	0.115
Stock price (end of period)	15.26	14.95	15.00	12.04	8.65

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.53%	3.52%	3.39%	3.23%	3.08%
Return on average assets	1.38%	1.48%	1.21%	1.20%	0.83%
Return on average tangible assets (1)	1.41%	1.51%	1.24%	1.22%	0.84%
Return on average stockholders' equity	11.79%	13.21%	11.18%	11.38%	7.99%
Return on average tangible stockholders' equity (1)	14.15%	15.92%	13.51%	13.79%	9.70%
Dividend payout ratio (1)	32.54%	29.69%	33.99%	33.96%	48.67%
Efficiency ratio (3)	53.64%	49.30%	55.22%	55.27%	57.83%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.07%	0.03%	0.10%	0.24%	0.27%
Nonperforming loans and leases as a percentage of total loans and leases	0.52%	0.49%	0.43%	0.53%	0.51%
Nonperforming assets as a percentage of total assets	0.44%	0.41%	0.44%	0.50%	0.44%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.48%	1.52%	1.51%	1.57%	1.62%

CAPITAL RATIOS
Stockholders' equity to total assets	11.77%	11.49%	11.04%	10.53%	10.39%
Tangible equity ratio (1)	10.01%	9.75%	9.31%	8.86%	8.73%

FINANCIAL CONDITION DATA
Total assets	$8,312,649	$8,461,964	$8,559,810	$8,942,424	$9,000,192
Total loans and leases	6,931,694	7,020,275	7,267,552	7,269,553	7,396,358
Allowance for loan and lease losses	102,515	106,474	109,837	114,379	119,971
Investment securities available-for-sale	732,020	694,151	729,901	745,822	783,867
Equity securities held-for-trading	—	—	518	526	525
Goodwill and identified intangible assets	162,911	163,119	163,347	163,579	163,891
Total deposits	6,873,010	6,894,701	6,866,786	6,910,696	6,792,523
Total borrowed funds	267,539	363,014	546,003	820,247	1,005,045
Stockholders' equity	978,452	972,252	945,399	941,778	935,558

					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$70,697	$71,106	$69,109	$68,225	$65,938
(Credit) provision for credit losses	(3,110)	(3,331)	(2,147)	(2,103)	4,528
Non-interest income	5,586	5,910	4,794	4,219	4,862
Non-interest expense	40,922	37,966	40,811	40,038	40,947
Net income	28,839	31,602	26,454	26,663	18,679
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets of $8.3 billion as of September 30, 2021 decreased $629.8 million, or 9.4% on an annualized basis, from December 31, 2020. The decrease was primarily driven by decreases in loans and leases, and cash and cash equivalents.
Cash and cash equivalents as of September 30, 2021 decreased $195.8 million, or 60.0% on an annualized basis, to $239.1 million from December 31, 2020.
Total loans and leases as of September 30, 2021 decreased $337.9 million, or 6.2% on an annualized basis, to $6.9 billion from December 31, 2020. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $5.8 billion, or 83.4% of total loans and leases as of September 30, 2021, a decrease of $320.0 million, or 7.0% on an annualized basis, from $6.1 billion, or 83.9% of total loans and leases, as of December 31, 2020.
Total deposits of $6.9 billion as of September 30, 2021 decreased $37.7 million, or 0.7% on an annualized basis, from December 31, 2020. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.5 billion, or 80.7% of total deposits as of September 30, 2021, an increase of $718.8 million, or 19.9% on an annualized basis, from $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Certificate of deposit balances totaled $1.1 billion, or 16.6% of total deposits as of September 30, 2021, a decrease of $248.1 million, or 23.8% on an annualized basis, from $1.4 billion, or 20.1% of total deposits, as of December 31, 2020. Brokered deposits totaled $185.5 million, or 2.7% of total deposits as of September 30, 2021, a decrease of $508.4 million, or 97.7% on an annualized basis, from $693.9 million, or 10.0% of total deposits, as of December 31, 2020
Total borrowed funds as of September 30, 2021 decreased $552.7 million, or 89.8% on an annualized basis, to $267.5 million from December 31, 2020.
Asset Quality
Nonperforming assets as of September 30, 2021 totaled $36.5 million, or 0.44% of total assets, compared to $45.0 million, or 0.50% of total assets, as of December 31, 2020. Net charge-offs for the three months ended September 30, 2021 were $1.3 million, or 0.07% of average loans and leases on an annualized basis, compared to $5.0 million, or 0.27% of average loans and leases on an annualized basis, for the three months ended September 30, 2020.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.48% as of September 30, 2021, compared to 1.57% as of December 31, 2020. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 12.02% as of September 30, 2021, compared to 11.04% as of December 31, 2020. The Company's Tier 1 leverage ratio was 10.04% as of September 30, 2021, compared to 8.92% as of December 31, 2020. As of September 30, 2021, the Company's Tier 1 risk-based capital ratio was 12.16%, compared to 11.18% as of December 31, 2020. The Company's Total risk-based capital ratio was 14.51% as of September 30, 2021, compared to 13.51% as of December 31, 2020.
The Company's ratio of stockholders' equity to total assets was 11.77% and 10.53% as of September 30, 2021 and December 31, 2020, respectively. The Company's tangible equity ratio was 10.01% and 8.86% as of September 30, 2021 and December 31, 2020, respectively.
Net Income
For the three months ended September 30, 2021, the Company reported net income of $28.8 million, or $0.37 per basic and diluted share, an increase of $10.2 million from net income of $18.7 million, or $0.24 per basic and diluted share, for the three months ended September 30, 2020. This increase in net income is primarily the result of a decrease in the provision for credit losses of $7.6 million, an increase in net interest income of $4.8 million and an increase in non-interest income of $0.7 million, partially offset by an increase in the provision for income taxes of $3.0 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2021, the Company reported net income of $86.9 million, or $1.11 per basic and diluted share, an increase of $65.9 million from $21.0 million, or $0.27 per basic and diluted share, for the nine months ended September 30, 2020. This increase in net income is primarily the result of a decrease in the provision for credit losses of $72.6 million, an increase in net interest income of $19.0 million and a decrease in non-interest expense of $1.1 million, partially offset by an increase in the provision for income taxes of $22.6 million and a decrease in non-interest income of $4.1 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.38% for the three months ended September 30, 2021, compared to 0.83% for the three months ended September 30, 2020. The annualized return on average stockholders' equity was 11.79% for the three months ended September 30, 2021, compared to 7.99% for the three months ended September 30, 2020.
The net interest margin was 3.53% for the three months ended September 30, 2021, up from 3.08% for the three months ended September 30, 2020. The increase in the net interest margin is a result of a decrease of 36 basis points in the Company's overall cost of funds to 0.39% for the three months ended September 30, 2021 from 0.75% for the three months ended September 30, 2020, and an increase in the yield on interest-earning assets of 12 basis points to 3.91% for the three months ended September 30, 2021 from 3.79% for the three months ended September 30, 2020.
The net interest margin was 3.48% for the nine months ended September 30, 2021, up from 3.15% for the nine months ended September 30, 2020. The increase in the net interest margin is a result of a decrease of 55 basis points in the Company's overall cost of funds to 0.43% for the nine months ended September 30, 2021 from 0.98% for the nine months ended September 30, 2020, partially offset by a decrease in the yield on interest-earning assets of 18 basis points to 3.86% for the nine months ended September 30, 2021 from 4.04% for the nine months ended September 30, 2020.
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
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946) which will update guidance to align with new SEC regulations with regards to statistical disclosures for banking and savings and loan institutions. This ASU is effective for fiscal years ending on or after December 15, 2021. The Company will adopt ASU 2021-06 as of December 31, 2021. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Net income, as reported	$28,839	$18,679	$86,895	$20,972
Less:
Security gains (after-tax)	—	40	(4)	1,499
Operating earnings	$28,839	$18,639	$86,899	$19,473

Basic earnings per share, as reported	$0.37	$0.24	$1.11	$0.27
Less:
Security gains (after-tax)	—	—	—	0.02
Basic operating earnings per share	$0.37	$0.24	$1.11	$0.25

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands)
Operating earnings	$28,839	$31,601	$26,459	$26,663	$18,639

Average total assets	$8,360,635	$8,540,228	$8,714,158	$8,874,467	$9,018,672
Less: Average goodwill and average identified intangible assets, net	163,011	163,224	163,457	163,758	164,072
Average tangible assets	$8,197,624	$8,377,004	$8,550,701	$8,710,709	$8,854,600

Return on average assets (annualized)	1.38%	1.48%	1.21%	1.20%	0.83%
Less:
Security gains	—%	—%	—%	—%	—%
Operating return on average assets (annualized)	1.38%	1.48%	1.21%	1.20%	0.83%

Return on average tangible assets (annualized)	1.41%	1.51%	1.24%	1.22%	0.84%
Less:
Security gains	—%	—%	—%	—%	—%
Operating return on average tangible assets (annualized)	1.41%	1.51%	1.24%	1.22%	0.84%

Average total stockholders' equity	$978,371	$957,207	$946,482	$937,294	$934,632
Less: Average goodwill and average identified intangible assets, net	163,011	163,224	163,457	163,758	164,072
Average tangible stockholders' equity	$815,360	$793,983	$783,025	$773,536	$770,560

Return on average stockholders' equity (annualized)	11.79%	13.21%	11.18%	11.38%	7.99%
Less:
Security gains	—%	—%	—%	—%	0.01%
Operating return on average stockholders' equity (annualized)	11.79%	13.21%	11.18%	11.38%	7.98%

Return on average tangible stockholders' equity (annualized)	14.15%	15.92%	13.51%	13.79%	9.70%
Less:
Security gains	—%	—%	—%	—%	0.02%
Operating return on average tangible stockholders' equity (annualized)	14.15%	15.92%	13.51%	13.79%	9.68%

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands)
Net income, as reported	$28,839	$31,602	$26,454	$26,663	$18,679

Average total assets	$8,360,635	$8,540,228	$8,714,158	$8,874,467	$9,018,672
Less: Average goodwill and average identified intangible assets, net	163,011	163,224	163,457	163,758	164,072
Average tangible assets	$8,197,624	$8,377,004	$8,550,701	$8,710,709	$8,854,600

Return on average tangible assets (annualized)	1.41%	1.51%	1.24%	1.22%	0.84%

Average total stockholders' equity	$978,371	$957,207	$946,482	$937,294	$934,632
Less: Average goodwill and average identified intangible assets, net	163,011	163,224	163,457	163,758	164,072
Average tangible stockholders' equity	$815,360	$793,983	$783,025	$773,536	$770,560

Return on average tangible stockholders' equity (annualized)	14.15%	15.92%	13.51%	13.79%	9.70%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands)
Total stockholders' equity	$978,452	$972,252	$945,399	$941,778	$935,558
Less: Goodwill and identified intangible assets, net	162,911	163,119	163,347	163,579	163,891
Tangible stockholders' equity	$815,541	$809,133	$782,052	$778,199	$771,667

Total assets	$8,312,649	$8,461,964	$8,559,810	$8,942,424	$9,000,192
Less: Goodwill and identified intangible assets, net	162,911	163,119	163,347	163,579	163,891
Tangible assets	$8,149,738	$8,298,845	$8,396,463	$8,778,845	$8,836,301

Tangible equity ratio	10.01%	9.75%	9.31%	8.86%	8.73%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands)
Tangible stockholders' equity	$815,541	$809,133	$782,052	$778,199	$771,667

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,034,754	6,536,478	6,534,602	6,525,783	5,629,854
Unallocated ESOP	31,278	37,890	44,502	51,114	58,227
Unvested restricted stock	502,808	448,105	449,981	458,800	487,318
Common shares outstanding	77,608,332	78,154,699	78,148,087	78,141,475	79,001,773

Tangible book value per share	$10.51	$10.35	$10.01	$9.96	$9.77

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands)
Dividends paid	$9,383	$9,383	$8,992	$9,055	$9,092

Net income, as reported	$28,839	$31,602	$26,454	$26,663	$18,679

Dividend payout ratio	32.54%	29.69%	33.99%	33.96%	48.67%

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands)
Allowance for loan and lease losses	$102,515	$106,474	$109,837	$114,379	$119,971

Total loans and leases	$6,931,694	$7,020,275	$7,267,552	$7,269,553	$7,396,358
Less: Total PPP loans	160,586	348,411	604,790	489,216	568,383
Total loans and leases excluding PPP loans	$6,771,108	$6,671,864	$6,662,762	$6,780,337	$6,827,975

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.51%	1.60%	1.65%	1.69%	1.76%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables as of the dates indicated:

	At September 30, 2021		At December 31, 2020
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,707,100	39.1%	$2,578,773	35.4%
Multi-family mortgage	1,007,168	14.5%	1,013,432	13.9%
Construction	194,743	2.8%	231,621	3.2%
Total commercial real estate loans	3,909,011	56.4%	3,823,826	52.5%
Commercial loans and leases:
Commercial	739,023	10.6%	1,131,668	15.6%
Equipment financing	1,085,028	15.7%	1,092,461	15.0%
Condominium association	45,635	0.7%	50,770	0.7%
Total commercial loans and leases	1,869,686	27.0%	2,274,899	31.3%
Consumer loans:
Residential mortgage	789,990	11.4%	791,317	10.9%
Home equity	327,906	4.7%	346,652	4.8%
Other consumer	35,101	0.5%	32,859	0.5%
Total consumer loans	1,152,997	16.6%	1,170,828	16.2%
Total loans and leases	6,931,694	100.0%	7,269,553	100.0%
Allowance for loan and lease losses	(102,515)		(114,379)
Net loans and leases	$6,829,179		$7,155,174
The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2021:

	At September 30, 2021	At December 31, 2020	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$3,909,011	$3,823,826	$85,185	8.9%
Commercial	1,869,686	2,274,899	(405,213)	-71.2%
Consumer	1,152,997	1,170,828	(17,831)	-6.1%
Total loans and leases	$6,931,694	$7,269,553	$(337,859)	(18.59)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of September 30, 2021, there was one borrower with loans and commitments over $50.0 million. The total of those loans and commitments was $57.3 million, or 0.7% of total loans and commitments, as of September 30, 2021. As of December 31, 2020, there were two borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $114.4 million, or 1.3% of total loans and commitments, as of December 31, 2020.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 56.4% of total loans and leases outstanding as of September 30, 2021.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($936.0 million), office buildings ($683.7 million), retail stores ($595.7 million), industrial properties ($530.2 million), mixed-use properties ($276.2 million), lodging services ($156.6 million) and food services ($56.4 million) as of September 30, 2021. At that date, approximately 93.9% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.0% of total loans outstanding as of September 30, 2021.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($663.1 million), transportation services ($355.9 million), food services ($179.1 million), manufacturing ($91.0 million), recreation services ($100.2 million), rental and leasing services ($82.7 million), and retail ($81.7 million) as of September 30, 2021.
The Company provides commercial banking services to companies in its market area. Approximately 54.8% of the commercial loans outstanding as of September 30, 2021 were made to borrowers located in New England. The remaining 45.2% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $160.6 million as of September 30, 2021.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.9% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.6% of total loans outstanding as of September 30, 2021. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2021, other consumer loans equaled $35.1 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2021, the Company had $103.9 million of total assets that were designated as criticized. This compares to $72.8 million of assets designated as criticized as of December 31, 2020. The increase of $31.1 million in criticized assets was primarily driven by the increase in commercial real estate relationships totaling $27.5 million, and C&I relationships totaling $3.6 million for the nine months ended September 30, 2021.
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
As of September 30, 2021, the Company had nonperforming assets of $36.5 million, representing 0.44% of total assets, compared to nonperforming assets of $45.0 million, or 0.50% of total assets as of December 31, 2020. The decrease of $8.5 in nonperforming assets was primarily driven by payoffs of four commercial relationships of $5.1 million, one equipment financing relationship of $0.5 million. Additionally, there was one commercial relationship classified as OREO which was sold in the second quarter in the amount of $5.4 million as well as one construction relationship of $3.8 million removed from non accrual status. partially offset by one commercial real estate relationship of $8.4 million, and the relationships that were placed on non-accrual status during the nine months ended September 30, 2021.
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

Past Due and Accruing
As of September 30, 2021, the Company had loans and leases greater than 90 days past due and accruing of $0.8 million, or 0.01% of total loans and leases, compared to $12.0 million, or 0.16% of total loans and leases, as of December 31, 2020. The decrease in past due and accruing loans was primarily due to commercial real estate relationships totaling $8.5 million, C&I relationships totaling $2.9 million and offset by consumer relationships totaling $0.2 million for the nine months ended September 30, 2021.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$10,963	$3,300
Multi-family mortgage	—	—
Construction	—	3,853
Total commercial real estate loans	10,963	7,153

Commercial	2,539	7,702
Equipment financing	17,655	16,757
Condominium association	91	112
Total commercial loans and leases	20,285	24,571

Residential mortgage	4,150	5,587
Home equity	461	1,136
Other consumer	1	1
Total consumer loans	4,612	6,724

Total nonaccrual loans and leases	35,860	38,448

Other real estate owned	—	5,415
Other repossessed assets	601	1,100
Total nonperforming assets	$36,461	$44,963

Loans and leases past due greater than 90 days and accruing	$838	$11,975
Total delinquent loans and leases 61-90 days past due	2,815	16,129
Restructured loans and leases not included in nonperforming assets	13,526	11,483

Total nonperforming loans and leases as a percentage of total loans and leases	0.52%	0.53%
Total nonperforming assets as a percentage of total assets	0.44%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.04%	0.22%

Troubled Debt Restructuring Loans and Leases
Total TDR loans and leases increased by $1.2 million to $20.2 million at September 30, 2021 from $19.0 million at December 31, 2020. The increase was primarily driven by three new TDR relationships consisting of two equipment financing relationships totaling $1.1 million and one $0.8 million residential relationship, partially offset by the payoff of two TDR relationships totaling $0.7 million during the nine months ended September 30, 2021.

As of September 30, 2021, total TDR loans included $6.0 million of commercial loans, $8.0 million of equipment financing loans and leases, $2.7 million of residential mortgage loans, $2.0 million of home equity loans, and $1.5 million of commercial real estate loans. As of December 31, 2020, total TDR loans included $6.5 million of commercial loans, $6.7 million of equipment financing loans and leases, $2.1 million of residential mortgage loans, $2.1 million of home equity loans, and $1.6 million of commercial real estate loans.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$13,526	$11,483
On nonaccrual	6,655	7,476
Total troubled debt restructurings	$20,181	$18,959

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Balance at beginning of period	$20,797	$23,180	$18,959	$23,180
Additions	$846	$1,586	$5,318	$3,283
Net charge-offs	$(223)	$(232)	$(713)	$(839)
Repayments	$(1,239)	$(7,483)	$(3,383)	$(8,573)
Balance at end of period	$20,181	$17,051	$20,181	$17,051

From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. Through September 30, 2021, the Company granted 4,095 short-term deferments on loan and lease balances of $941.1 million of which 4,018 loans and leases representing balances $885.4 million have returned to payment and 77 loans and leases representing balances of $55.7 million remain in deferment. The outstanding deferred loans and leases represent 0.8% of the Company's total loan and lease balances
Allowance for Credit Losses
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2021, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2021 and 2020.

	At and for the Three Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474
Charge-offs	—	(1,583)	(17)	(1,600)
Recoveries	1	308	36	345
Provision (credit) for loan and lease losses	(1,630)	101	(1,175)	(2,704)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

Total loans and leases	$3,909,011	$1,869,686	$1,152,997	$6,931,694
Total allowance for loan and lease losses as a percentage of total loans and leases	1.85%	1.45%	0.26%	1.48%

	At and for the Three Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2020	$90,011	$24,938	$4,604	$119,553
Charge-offs	(70)	(5,429)	(12)	(5,511)
Recoveries	—	512	36	548
Provision (credit) for loan and lease losses	(2,721)	8,557	(455)	5,381
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971

Total loans and leases	$3,835,372	$2,354,613	$1,206,373	$7,396,358
Total allowance for loan and lease losses as a percentage of total loans and leases	2.27%	1.21%	0.35%	1.62%

	At and for the Nine Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(4,907)	(29)	(4,964)
Recoveries	12	1,127	215	1,354
Provision (credit) for loan and lease losses	(7,736)	1,472	(1,990)	(8,254)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

Total loans and leases	$3,909,011	$1,869,686	$1,152,997	$6,931,694
Total allowance for loan and lease losses as a percentage of total loans and leases	1.85%	1.45%	0.26%	1.48%

	At and for the Nine Months Ended September 30, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	$6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(70)	(9,750)	(33)	(9,853)
Recoveries	94	1,055	124	1,273
Provision for loan and lease losses	45,217	15,119	501	60,837
Balance at September 30, 2020	$87,220	$28,578	$4,173	$119,971
Total loans and leases	$3,835,372	$2,354,613	$1,206,373	$7,396,358
Total allowance for loan and lease losses as a percentage of total loans and leases	2.27%	1.21%	0.35%	1.62%
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
At September 30, 2021, the allowance for loan and lease losses decreased to $102.5 million, or 1.48% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $114.4 million, or 1.57% of total loans and leases outstanding, as of December 31, 2020. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended September 30, 2021 and 2020 were $1.3 million and $5.0 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2021 and 2020 were 0.07% and 0.27%, respectively. The decrease in the net charge-off for the three months ended September 30, 2021 was primarily due to the decrease in the net charge-off by $4.2 million on commercial loans, partially offset by an increase in the net charge offs by $0.5 million on equipment financing loans.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2021			At December 31, 2020
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$44,083	43.0%	39.1%	$46,357	40.6%	35.4%
Multi-family mortgage	19,627	19.1%	14.5%	22,559	19.7%	13.9%
Construction	8,670	8.5%	2.8%	11,216	9.8%	3.2%
Total commercial real estate loans	72,380	70.6%	56.4%	80,132	70.1%	52.5%
Commercial	7,907	7.7%	10.6%	8,089	7.1%	15.6%
Equipment financing	19,169	18.7%	15.7%	21,292	18.6%	15.0%
Condominium association	114	0.1%	0.7%	117	0.1%	0.7%
Total commercial loans	27,190	26.5%	27.0%	29,498	25.8%	31.3%
Residential mortgage	1,376	1.4%	11.4%	1,967	1.7%	10.9%
Home equity	1,449	1.4%	4.7%	2,504	2.2%	4.8%
Other consumer	120	0.1%	0.5%	278	0.2%	0.5%
Total consumer loans	2,945	2.9%	16.6%	4,749	4.1%	16.2%
Total	$102,515	100.0%	100.0%	$114,379	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of September 30, 2021 is appropriate.

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
Cash, cash equivalents, and investment securities decreased $210.1 million, or 23.7% on an annualized basis, to $1.0 billion as of September 30, 2021 from $1.2 billion as of December 31, 2020. The decrease was driven by a decreases in short-term investments and investment securities available-for-sale. Cash, cash equivalents, and investment securities were 11.7% of total assets as of September 30, 2021, compared to 13.2% of total assets at December 31, 2020.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2021		At December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$234,078	$233,286	$273,820	$278,645
GSE CMOs	31,210	31,828	44,937	46,028
GSE MBSs	217,279	221,817	312,658	323,609
Corporate debt obligations	22,209	22,969	22,299	23,467
U.S. Treasury bonds	223,273	221,622	70,339	73,577
Foreign government obligations	$500	$498	500	496
Total investment securities available-for-sale	$728,549	$732,020	$724,553	$745,822
Equity securities held-for-trading		$—		$526

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $146.8 million for the nine months ended September 30, 2021 compared to $175.1 million for the same period in 2020. For the nine months ended September 30, 2021, the Company did not sell any investment securities available for sale, compared to $131.8 million for the same period in 2020. For the nine months ended September 30, 2021, the Company purchased $153.2 million of investment securities available-for-sale, compared to $488.8 million for the same period in 2020.

For the nine months ended September 30, 2021 the Company did not own held-to-maturity securities. For the nine months ended September 30, 2020 the Company had maturities, calls and principal repayments of $6.3 million. The Company did not make any sales or purchases of held-to-maturity securities for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.
As of September 30, 2021, the fair value of all investment securities available-for-sale was $732.0 million and carried a total of $3.5 million of net unrealized gains, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of September 30, 2021, $319.6 million, or 43.7%, of the portfolio, had gross unrealized losses of $7.9 million. This compares to $86.9 million, or 11.7%, of the portfolio with gross unrealized losses of $0.7 million as of December 31, 2020. The Company's unrealized gain position has decreased in 2021 driven by higher long-term interest rates.

Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2021, the excess balance of capital stock was $0.1 million, as compared to a $1.0 million excess balance as of December 31, 2020.
As of September 30, 2021, the Company owned stock in the FHLBB with a carrying value of $9.6 million, a decrease of $21.7 million from $31.3 million as of December 31, 2020. As of September 30, 2021, the FHLBB had total assets of $34.4 billion and total capital of $2.6 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2021 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of June 30, 2021.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of September 30, 2021 and December 31, 2020, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of September 30, 2021, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2020.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2021			At December 31, 2020
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,816,116	26.4%	—%	$1,592,205	23.0%	—%
Interest-bearing deposits:
NOW accounts	513,032	7.5%	0.09%	513,948	7.4%	0.09%
Savings accounts	823,095	12.0%	0.12%	701,659	10.2%	0.13%
Money market accounts	2,393,362	34.8%	0.26%	2,018,977	29.2%	0.31%
Certificate of deposit accounts	1,141,861	16.6%	0.76%	1,389,998	20.2%	1.44%
Brokered deposit accounts	185,544	2.7%	0.01%	693,909	10.0%	0.39%
Total interest-bearing deposits	5,056,894	73.6%	0.33%	5,318,491	77.0%	0.57%
Total deposits	$6,873,010	100.0%	0.24%	$6,910,696	100.0%	0.44%

Total deposits decreased $37.7 million to $6.87 billion as of September 30, 2021, compared to $6.9 billion as of December 31, 2020. Deposits as a percentage of total assets increased to 82.7% as of September 30, 2021, compared to 77.3% as of December 31, 2020.

During the nine months ended September 30, 2021, core deposits increased $718.8 million. The ratio of core deposits to total deposits increased from 69.8% as of December 31, 2020 to 80.7% as of September 30, 2021, primarily due to an increase in demand checking, savings and money market accounts.

Certificate of deposit accounts decreased $248.1 million to $1.1 billion as of September 30, 2021, compared to $1.4 billion as of December 31, 2020. Certificate of deposit accounts decreased as a percentage of total deposits to 16.6% as of September 30, 2021 from 20.2% as of December 31, 2020.

Brokered deposits decreased $508.4 million to $185.5 million as of September 30, 2021, compared to $693.9 million as of December 31, 2020. Brokered deposits decreased as a percentage of total deposits to 2.7% as of September 30, 2021 from 10.0% as of December 31, 2020. The decrease in brokered deposits was driven by the maturity of brokered certificate of deposit accounts. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,827,501	26.6%	—%	$1,569,411	23.6%	—%
NOW accounts	502,093	7.3%	0.09%	427,009	6.4%	0.12%
Savings accounts	785,657	11.4%	0.12%	688,223	10.4%	0.15%
Money market accounts	2,387,080	34.7%	0.27%	1,855,803	28.0%	0.36%
Total core deposits	5,502,331	80.0%	0.14%	4,540,446	68.4%	0.18%
Certificate of deposit accounts	1,160,113	16.9%	0.83%	1,536,969	23.2%	1.82%
Brokered deposit accounts	216,112	3.1%	0.30%	562,112	8.4%	1.07%
Total deposits	$6,878,556	100.0%	0.27%	$6,639,527	100.0%	0.64%

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,752,640	25.4%	—%	$1,405,871	22.4%	—%
NOW accounts	493,378	7.2%	0.11%	394,057	6.3%	0.12%
Savings accounts	757,864	11.0%	0.13%	659,754	10.5%	0.25%
Money market accounts	2,240,968	32.5%	0.27%	1,773,234	28.2%	0.60%
Total core deposits	5,244,850	76.1%	0.15%	4,232,916	67.4%	0.30%
Certificate of deposit accounts	1,237,682	17.9%	1.05%	1,618,818	25.7%	2.03%
Brokered deposit accounts	413,588	6.0%	0.40%	434,409	6.9%	1.65%
Total deposits	$6,896,120	100.0%	0.32%	$6,286,143	100.0%	0.84%

As of September 30, 2021 and December 31, 2020, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At September 30, 2021		At December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$324,760	0.62%	$459,828	1.63%
Over six months through 12 months	271,602	0.65%	302,576	1.15%
Over 12 months	134,211	1.56%	154,343	1.83%
Total certificate of deposit of $100,000 or more	$730,573	0.80%	$916,747	1.51%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$279,263	$1,147,521	$449,302	$1,117,167
Maximum amount outstanding at any month-end during the period	308,120	1,192,020	686,346	1,406,669
Balance outstanding at end of period	267,539	1,005,045	267,539	1,005,045
Weighted average interest rate for the period	3.40%	1.43%	2.06%	1.74%
Weighted average interest rate at end of period	2.22%	1.81%	2.22%	1.81%

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
FHLBB borrowings decreased by $534.9 million to $114.0 million as of September 30, 2021 from the December 31, 2020 balance of $648.8 million.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2021	December 31, 2020
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 25, 2021	$4,863	$4,848
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 16, 2021	4,795	4,772
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,201	74,126
			Total	$83,859	$83,746
The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of September 30, 2021. This compares to $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of December 31, 2020.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $18.0 million to $39.7 million as of September 30, 2021 from $57.7 million as of December 31, 2020.
The Company has access to a $12.0 million committed line of credit as of September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $865.0 million. As of September 30, 2021, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit as compared to $30.0 million as of December 31, 2020.

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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2021 and December 31, 2020:

	At September 30, 2021	At December 31, 2020
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,188,153	$1,214,146
Pay fixed, receive variable	1,188,153	1,214,146
Risk participation-out agreements	262,524	252,655
Risk participation-in agreements	59,629	60,619
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$1,680	$1,266
Sells foreign currency, buys U.S. currency	1,681	1,273
Fixed weighted average interest rate from the Company to counterparty	3.00%	3.07%
Floating weighted average interest rate from counterparty to the Company	0.85%	0.99%
Weighted average remaining term to maturity (in months)	78	85
Fair value:
Recognized as an asset:
Interest rate derivatives	$3	$8
Loan level derivatives	82,025	131,328
Risk participation-out agreements	1,125	1,843
Foreign exchange contracts	20	156
Recognized as a liability:
Derivatives not designated as hedging instruments:
Interest rate derivatives	$2	$—
Loan level derivatives	82,025	131,328
Risk participation-in agreements	201	361
Foreign exchange contracts	19	148
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $978.5 million as of September 30, 2021, representing a $36.7 million increase compared to $941.8 million at December 31, 2020. The increase primarily reflects net income attributable to the Company of $86.9 million for the nine months ended September 30, 2021, offset by the dividends paid by the Company of $27.8 million, the unrealized loss on securities available-for-sale of $13.9 million, and the common stock repurchase of $10 million for the nine months ended September 30, 2021.
Stockholders' equity represented 11.77% of total assets as of September 30, 2021 and 10.53% of total assets as of December 31, 2020. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 10.01% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2021 and 8.86% as of December 31, 2020.
On December 4, 2019, the Board of Directors approved a stock repurchase program (the "Program") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board of Directors approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the Program. On

October 28, 2020, the Board of Directors authorized the resumption of the Program. In 2020, 1,715,730 shares of the Company's common stock were repurchased by the Company at a weighted average price of $11.66.

On January 27, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021. As of September 30, 2021, 690,253 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.46.
The dividend payout ratio was 32.54% for the three months ended September 30, 2021, compared to 48.67% for the same period in 2020.
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
Net Interest Income
Net interest income increased $4.8 million to $70.7 million for the three months ended September 30, 2021 from $65.9 million for the three months ended September 30, 2020. This increase reflects a $7.8 million decrease in interest expense on deposits and borrowings, which is reflective of the sustained, low interest rate environment, offset by a $1.9 million decrease in interest income on loans and leases and a $1.1 million decrease in interest income on investment securities. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2021 and September 30, 2020 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2021 and September 30, 2020 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $19.0 million to $210.9 million for the nine months ended September 30, 2021 from $191.9 million for the nine months ended September 30, 2020. This overall increase reflects a $30.7 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment, offset by a $8.8 million decrease in interest income on loans and leases and a $2.9 million decrease in interest income on investment securities. Refer to “Results of Operations - Comparison of the Six-Month Period Ended September 30, 2021 and September 30, 2020 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended September 30, 2021 and September 30, 2020 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 45 basis points to 3.53% for the three months ended September 30, 2021 from 3.08% for the three months ended September 30, 2020, of which 17 basis points is attributed to additional fee income received from the

PPP. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.26% for the three months ended September 30, 2021 from 4.12% for the three months ended September 30, 2020.
Net interest margin increased by 33 basis points to 3.48% for the nine months ended September 30, 2021 from 3.15% for the nine months ended September 30, 2020. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.20% for the nine months ended September 30, 2021 from 4.35% for the nine months ended September 30, 2020.
The yield on interest-earning assets increased to 3.91% for the three months ended September 30, 2021 from 3.79% for the three months ended September 30, 2020. This increase is the result of higher yields on loans and leases and higher yields on investments. During the three months ended September 30, 2021, the Company recorded $1.6 million in prepayment penalties and late charges, which contributed 8 basis points to yields on interest-earning assets in the three months ended September 30, 2021, compared to $1.0 million, or 5 basis points, for the three months ended September 30, 2020.
The yield on interest-earning assets decreased to 3.86% for the nine months ended September 30, 2021 from 4.04% for the nine months ended September 30, 2020. This decrease is the result of lower yields on loans and leases and investments. During the nine months ended September 30, 2021, the Company recorded $4.2 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the nine months ended September 30, 2021. The company recorded $2.9 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets in the nine months ended September 30, 2020.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 36 basis points to 0.39% for the three months ended September 30, 2021 from 0.75% for the three months ended September 30, 2020. Refer to "Financial Condition - Borrowed Funds" above for more details.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2021 and September 30, 2020. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$713,593	$2,967	1.66%	$851,608	$3,746	1.76%
Marketable and restricted equity securities	28,877	313	4.33%	66,154	670	4.06%
Short-term investments	220,110	83	0.15%	192,446	46	0.10%
Total investments	962,580	3,363	1.40%	1,110,208	4,462	1.61%
Commercial real estate loans (2)	3,851,677	35,124	3.57%	3,831,826	35,615	3.64%
Commercial loans (2)	901,862	11,715	5.09%	1,281,202	10,677	3.27%
Equipment financing (2)	1,079,059	17,725	6.57%	1,089,058	19,018	6.99%
Residential mortgage loans (2)	788,874	6,989	3.54%	814,559	7,860	3.86%
Other consumer loans (2)	364,914	2,830	3.07%	395,990	3,127	3.13%
Total loans and leases	6,986,386	74,383	4.26%	7,412,635	76,297	4.12%
Total interest-earning assets	7,948,966	77,746	3.91%	8,522,843	80,759	3.79%
Allowance for loan and lease losses	(108,719)			(120,214)
Non-interest-earning assets	520,388			616,043
Total assets	$8,360,635			$9,018,672
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$502,093	116	0.09%	$427,009	128	0.12%
Savings accounts	785,657	248	0.12%	688,223	258	0.15%
Money market accounts	2,387,080	1,616	0.27%	1,855,803	1,658	0.36%
Certificate of deposit accounts	1,160,113	2,430	0.83%	1,536,969	7,022	1.82%
Brokered deposit accounts	216,112	161	0.30%	562,112	1,517	1.07%
Total interest-bearing deposits (3)	5,051,055	4,571	0.36%	5,070,116	10,583	0.83%
Advances from the FHLBB	119,043	1,152	3.79%	944,865	2,876	1.19%
Subordinated debentures and notes	83,840	1,242	5.92%	83,687	1,246	5.96%
Other borrowed funds	76,380	33	0.17%	118,969	61	0.21%
Total borrowed funds	279,263	2,427	3.40%	1,147,521	4,183	1.43%
Total interest-bearing liabilities	5,330,318	6,998	0.52%	6,217,637	14,766	0.94%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,827,501			1,569,411
Other non-interest-bearing liabilities	224,445			296,992
Total liabilities	7,382,264			8,084,040
Total stockholders' equity	978,371			934,632
Total liabilities and stockholders' equity	$8,360,635			$9,018,672
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		70,748	3.39%		65,993	2.85%
Less adjustment of tax-exempt income		51			55
Net interest income		$70,697			$65,938
Net interest margin (5)			3.53%			3.08%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.26% and 0.63% in the three months ended September 30, 2021 and September 30, 2020, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$729,623	$9,206	1.68%	$744,065	$10,489	1.88%
Marketable and restricted equity securities	36,451	847	3.10%	65,367	2,371	4.84%
Short-term investments	215,496	164	0.10%	174,177	354	0.27%
Total investments	981,570	10,217	1.39%	983,609	13,214	1.79%
Commercial real estate loans (2)	3,806,405	103,689	3.59%	3,763,750	112,912	3.94%
Commercial loans (2)	1,087,924	37,501	4.55%	1,100,346	29,455	3.52%
Equipment financing (2)	1,077,522	53,731	6.65%	1,070,433	56,937	7.09%
Residential mortgage loans (2)	786,015	21,148	3.59%	813,196	23,862	3.91%
Other consumer loans (2)	369,744	8,458	3.05%	408,332	10,235	3.33%
Total loans and leases	7,127,610	224,527	4.20%	7,156,057	233,401	4.35%
Total interest-earning assets	8,109,180	234,744	3.86%	8,139,666	246,615	4.04%
Allowance for loan and lease losses	(111,936)			(101,064)
Non-interest-earning assets	539,816			580,873
Total assets	$8,537,060			$8,619,475
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$493,378	392	0.11%	$394,057	358	0.12%
Savings accounts	757,864	731	0.13%	659,754	1,258	0.25%
Money market accounts	2,240,968	4,599	0.27%	1,773,234	7,973	0.60%
Certificate of deposit accounts	1,237,682	9,686	1.05%	1,618,818	24,637	2.03%
Brokered deposit accounts	413,588	1,250	0.40%	434,409	5,375	1.65%
Total interest-bearing deposits (3)	5,143,480	16,658	0.43%	4,880,272	39,601	1.08%
Advances from the FHLBB	284,540	3,185	1.48%	939,821	10,724	1.50%
Subordinated debentures and notes	83,802	3,726	5.93%	83,648	3,793	6.05%
Other borrowed funds	80,960	103	0.17%	93,698	294	0.42%
Total borrowed funds	449,302	7,014	2.06%	1,117,167	14,811	1.74%
Total interest-bearing liabilities	5,592,782	23,672	0.57%	5,997,439	54,412	1.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,752,640			1,405,871
Other non-interest-bearing liabilities	230,834			280,499
Total liabilities	7,576,256			7,683,809
Total stockholders' equity	960,804			935,666
Total liabilities and stockholders' equity	$8,537,060			$8,619,475
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		211,072	3.29%		192,203	2.83%
Less adjustment of tax-exempt income		160			265
Net interest income		$210,912			$191,938
Net interest margin (5)			3.48%			3.15%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.32% and 0.84% in the six months ended September 30, 2021 and September 30, 2020, respectively.
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

	Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(577)	$(202)	$(779)	$(198)	$(1,085)	$(1,283)
Marketable and restricted equity securities	(400)	43	(357)	(841)	(683)	(1,524)
Short-term investments	8	29	37	69	(259)	(190)
Total investments	(969)	(130)	(1,099)	(970)	(2,027)	(2,997)
Loans and leases:
Commercial real estate loans	183	(674)	(491)	1,186	(10,409)	(9,223)
Commercial loans and leases	(3,721)	4,759	1,038	(331)	8,377	8,046
Equipment financing	(171)	(1,122)	(1,293)	370	(3,576)	(3,206)
Residential mortgage loans	(240)	(631)	(871)	(787)	(1,927)	(2,714)
Other consumer loans	(239)	(58)	(297)	(940)	(837)	(1,777)
Total loans	(4,188)	2,274	(1,914)	(502)	(8,372)	(8,874)
Total change in interest and dividend income	(5,157)	2,144	(3,013)	(1,472)	(10,399)	(11,871)
Interest expense:
Deposits:
NOW accounts	22	(34)	(12)	70	(36)	34
Savings accounts	39	(49)	(10)	155	(682)	(527)
Money market accounts	427	(469)	(42)	1,744	(5,118)	(3,374)
Certificate of deposit accounts	(1,427)	(3,165)	(4,592)	(4,901)	(10,050)	(14,951)
Brokered deposit accounts	(625)	(731)	(1,356)	(245)	(3,880)	(4,125)
Total deposits	(1,564)	(4,448)	(6,012)	(3,177)	(19,766)	(22,943)
Borrowed funds:
Advances from the FHLBB	(4,031)	2,307	(1,724)	(7,398)	(141)	(7,539)
Subordinated debentures and notes	3	(7)	(4)	7	(74)	(67)
Other borrowed funds	(18)	(10)	(28)	(36)	(155)	(191)
Total borrowed funds	(4,046)	2,290	(1,756)	(7,427)	(370)	(7,797)
Total change in interest expense	(5,610)	(2,158)	(7,768)	(10,604)	(20,136)	(30,740)
Change in tax-exempt income	(4)	—	(4)	(105)	—	(105)
Change in net interest income	$457	$4,302	$4,759	$9,237	$9,737	$18,974

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$35,124	$35,614	$(490)	(1.4)%	$103,690	$112,911	$(9,221)	(8.2)%
Commercial loans	11,663	10,621	1,042	9.8%	37,340	29,270	8,070	27.6%
Equipment financing	17,725	19,018	(1,293)	(6.8)%	53,731	56,937	(3,206)	(5.6)%
Residential mortgage loans	6,990	7,861	(871)	(11.1)%	21,148	23,862	(2,714)	(11.4)%
Other consumer loans	2,830	3,126	(296)	(9.5)%	8,458	10,235	(1,777)	(17.4)%
Total interest income—loans and leases	$74,332	$76,240	$(1,908)	(2.5)%	$224,367	$233,215	$(8,848)	(3.8)%
Total interest from loans and leases was $74.3 million for the three months ended September 30, 2021, and represented a yield on total loans of 4.26%. This compares to $76.2 million of interest on loans and a yield of 4.12% for the three months ended September 30, 2020. The $1.9 million decrease in interest income from loans and leases was primarily due to an increase of $2.3 million in changes to interest rates, and a decrease of $4.2 million in origination volume.
Total interest income from loans and leases was $224.4 million for the nine months ended September 30, 2021, and represented a yield on total loans of 4.20%. This compares to $233.2 million of interest on loans and a yield of 4.35% for the nine months ended September 30, 2020. The $8.8 million decrease in interest income from loans and leases was primarily due to a decrease of $0.5 million in origination volume, and a decrease of $8.4 million million in changes to interest rates.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$2,967	$3,746	$(779)	(20.8)%	$9,206	$10,423	$(1,217)	(11.7)%
Marketable and restricted equity securities	313	672	(359)	(53.4)%	847	2,358	(1,511)	(64.1)%
Short-term investments	83	46	37	80.4%	164	354	(190)	(53.7)%
Total interest income—investments	$3,363	$4,464	$(1,101)	(24.7)%	$10,217	$13,135	$(2,918)	(22.2)%
Total interest income from investments was $3.4 million for the three months ended September 30, 2021, compared to $4.5 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the yield on total investments was 1.4% and 1.6%, respectively. The year-over-year decrease in interest income on investments of $1.1 million, or 24.7%, was primarily driven by a $1.0 million decrease due to volume and a $0.1 million decrease due to rates.
Total investment income was $10.2 million and $13.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. For the nine months ended September 30, 2021 and 2020, the yield on total investments was 1.4% and 1.8%, respectively. The year-over-year decrease in interest income on investments of $2.9 million, or 22.2%, was primarily driven by a $0.9 million decrease due to volume and a $2.0 million decrease due to rates .

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$116	$128	$(12)	(9.4)%	$392	$358	$34	9.5%
Savings accounts	248	258	(10)	(3.9)%	731	1,258	(527)	(41.9)%
Money market accounts	1,616	1,658	(42)	(2.5)%	4,599	7,973	(3,374)	(42.3)%
Certificate of deposit accounts	2,430	7,022	(4,592)	(65.4)%	9,686	24,637	(14,951)	(60.7)%
Brokered deposit accounts	161	1,517	(1,356)	(89.4)%	1,250	5,375	(4,125)	(76.7)%
Total interest expense - deposits	4,571	10,583	(6,012)	(56.8)%	16,658	39,601	(22,943)	(57.9)%
Borrowed funds:
Advances from the FHLBB	1,152	2,876	(1,724)	(59.9)%	3,185	10,724	(7,539)	(70.3)%
Subordinated debentures and notes	1,242	1,246	(4)	(0.3)%	3,726	3,793	(67)	(1.8)%
Other borrowed funds	33	61	(28)	(45.9)%	103	294	(191)	(65.0)%
Total interest expense - borrowed funds	2,427	4,183	(1,756)	(42.0)%	7,014	14,811	(7,797)	(52.6)%
Total interest expense	$6,998	$14,766	$(7,768)	(52.6)%	$23,672	$54,412	$(30,740)	(56.5)%
Deposits
For the three months ended September 30, 2021, interest expense on deposits decreased $6.0 million, or 56.8%, as compared to the same period in 2020. The decrease in interest expense on deposits was driven by a decrease of $4.4 million due to lower interest rates and a decrease of $1.6 million mainly due to lower certificate of deposit balances.
Interest expense on deposits decreased $22.9 million, or 57.9%, to $16.7 million for the nine months ended September 30, 2021 from $39.6 million for the nine months ended September 30, 2020. The decrease in interest expense on deposits was driven by a decrease of $19.8 million due to lower interest rates and a decrease of $3.2 million due to volume.
Borrowed Funds
During the three months ended September 30, 2021, interest paid on borrowed funds decreased $1.8 million, or 42.0% year over year. The cost of borrowed funds increased to 3.40% for the three months ended September 30, 2021 from 1.43% for the three months ended September 30, 2020. The decrease in interest expense was driven by a decrease of $4.0 million due to volume, partially offset by an increase of $2.3 million due to borrowing rates. For the three months ended September 30, 2021, the purchase accounting accretion on acquired borrowed funds was $13.0 thousand compared to accretion of $14.0 thousand for the three months ended September 30, 2020. Purchase accounting accretion had no impact on the Company's net interest margin.
Interest expense on borrowed funds decreased $7.8 million, or 52.6%, to $7.0 million for the nine months ended September 30, 2021 from $14.8 million for the nine months ended September 30, 2020. The cost of borrowed funds increased to 2.1% for the nine months ended September 30, 2021 from 1.74% for the nine months ended September 30, 2020. The decrease in interest expense was driven by a decrease of $7.4 million due to volume and a decrease of $0.4 million due to borrowing rates. For the nine months ended September 30, 2021, there was purchase accounting accretion of $38.0 thousand on acquired borrowed funds compared to accretion of $41.0 thousand for the nine months ended September 30, 2020. Purchase accounting accretion had no impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(1,630)	$(2,721)	$1,091	(40.1)%	$(7,736)	$45,217	$(52,953)	117.1%
Commercial	101	8,557	(8,456)	(98.8)%	1,472	15,119	(13,647)	(90.3)%
Consumer	(1,175)	(455)	(720)	158.2%	(1,990)	501	(2,491)	(497.2)%
Total provision (credit) for loan and lease losses	(2,704)	5,381	(8,085)	(150.3)%	(8,254)	60,837	(69,091)	(113.6)%
Unfunded credit commitments	(406)	(853)	447	52.4%	(334)	3,152	(3,486)	(110.6)%
Total provision (credit) for credit losses	$(3,110)	$4,528	$(7,638)	(168.7)%	$(8,588)	$63,989	$(72,577)	(113.4)%
For the three months ended September 30, 2021, the Allowance for Credit Losses ("ACL") decreased $4.0 million resulting in a provision for credit losses of $(3.1) million.
For the nine months ended September 30, 2021, the ACL decreased $11.9 million resulting in a provision for credit losses of $(8.6) million. The reduction in the ACL for both periods is attributable to portfolio contraction, continued low level of net charge-offs, an improving macro-economic forecast, and qualitative adjustments that consider longer-term risks.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Deposit fees	$2,629	$2,305	$324	14.1%	$7,925	$6,692	$1,233	18.4%
Loan fees	487	397	90	22.7%	1,647	1,460	187	12.8%
Loan level derivative income, net	218	527	(309)	(58.6)%	699	4,123	(3,424)	(83.0)%
Gain (loss) on investment securities, net	—	54	(54)	(100.0)%	(6)	1,970	(1,976)	(100.3)%
Gain on sales of loans and leases held-for-sale	557	632	(75)	(11.9)%	1,804	1,051	753	71.6%
Other	1,695	947	748	79.0%	4,221	5,129	(908)	(17.7)%
Total non-interest income	$5,586	$4,862	$724	14.9%	$16,290	$20,425	$(4,135)	(20.2)%
For the three months ended September 30, 2021, non-interest income increased $0.7 million, or 14.9%, to $5.6 million as compared to $4.9 million for the same period of 2020. The increase was primarily driven by an increase of $0.7 million in other non-interest income and an increase of $0.3 million in deposit fees, partially offset by a decrease of $0.3 million in loan level derivative income.
For the nine months ended September 30, 2021, non-interest income decreased $4.1 million, or 20.2%, to $16.3 million as compared to $20.4 million for the same period in 2020. The decrease was primarily driven by decreases of $3.4 million in loan level derivative income, $2.0 million in gain on investment securities and $0.9 million in other non-interest income, partially offset by an increase of $1.2 million in deposit fees and an increase of $0.8 million in gain on sales of loans and leases.

Deposit fees increased $0.3 million, or 14.1%, to $2.6 million for the three months ended September 30, 2021 from $2.3 million for the same period in 2020, primarily driven by higher debit card income, insufficient funds fees ("NSF"), service charges, ATM fees, as well as wire transfer fees. Deposit fees increased $1.2 million, or 18.4% to $7.9 million for the nine months ended September 30, 2021 from $6.7 million for the same period in 2020, primarily driven by higher debit card income, foreign exchange incoming wire income and ATM fees, partially offset by lower NSF.
Loan level derivative income decreased $0.3 million, or 58.6%, to $0.2 million for the three months ended September 30, 2021 from $0.5 million for the same period in 2020, and decreased $3.4 million, or 83.0%, to $0.7 million for the nine months ended September 30, 2021 from $4.1 million for the same period in 2020, primarily driven by lower volume in loan level derivatives transactions completed for the nine months ended September 30, 2021.
Gain (loss) on investment securities decreased $2.0 million, or 100.3%, to a loss of $6.0 thousand for the nine months ended September 30, 2021 from a gain of $2.0 million for the same period in 2020, primarily driven by a $3.2 million gain on sales of investment securities, partially offset by a $1.3 million loss on equity securities held-for-trading in the first nine months of 2020 as compared to no sales of investment securities and a small change in market value on equity securities held-for-trading due to the majority of equity securities sold in December 2020 for the same period in 2021.
Gain on sales of loans and leases held-for-sale decreased $75.0 thousand, or 11.9%, to $557.0 thousand for the three months ended September 30, 2021 from $632.0 thousand for the same period in 2020, primarily driven by lower gain on sale to participant. Gain on sales of loans and leases held-for-sale increased $0.8 million, or 71.6% to $1.8 million for the nine months ended September 30, 2021 from $1.1 million for the same period in 2020, primarily driven by higher gain on sale to participant and higher loan sale volume with servicing released, partially offset by lower loan sale volume with servicing retained.
Other income increased $0.7 million, or 79.0%, to $1.7 million for the three months ended September 30, 2021 from $0.9 million for the same period in 2020, primarily driven by lower loss on interest rate derivatives due to volatility in rates, higher bank owned life insurance income due to a death benefit payout, higher 1031 exchange income, higher advisory fees on investment sales, and higher rental income. Other income decreased $0.9 million, or 17.7%, to $4.2 million for the nine months ended September 30, 2021 from $5.1 million for the same period in 2020, primarily driven by higher loss on interest rate derivatives due to volatility in rates, lower rental income and other income, partially offset by higher insurance sales and investment sales volume, higher bank owned life insurance income due to a death benefit payout and higher 1031 exchange income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Compensation and employee benefits	$27,206	$26,092	$1,114	4.3%	$78,188	$75,931	$2,257	3.0%
Occupancy	3,567	3,802	(235)	(6.2)%	11,403	11,580	(177)	(1.5)%
Equipment and data processing	4,556	4,293	263	6.1%	13,746	13,152	594	4.5%
Professional services	1,072	1,112	(40)	(3.6)%	3,543	3,819	(276)	(7.2)%
FDIC insurance	662	1,363	(701)	(51.4)%	2,363	2,599	(236)	(9.1)%
Advertising and marketing	1,077	1,024	53	5.2%	3,287	3,116	171	5.5%
Amortization of identified intangible assets	208	312	(104)	(33.3)%	668	959	(291)	(30.3)%
Other	2,574	2,949	(375)	(12.7)%	6,501	9,650	(3,149)	(32.6)%
Total non-interest expense	$40,922	$40,947	$(25)	(0.1)%	$119,699	$120,806	$(1,107)	(0.9)%
For the three months ended September 30, 2021, non-interest expense decreased $25.0 thousand, or 0.1%, as compared to the same period in 2020. The decrease was primarily driven by decreases of $0.7 million in FDIC insurance expense, $0.4 million in other non-interest expense, and $0.2 million in occupancy expense, partially offset by an increase of $1.1 million in compensation and employee benefits expense, and an increase of $0.3 million in equipment and data processing expense.

For the nine months ended September 30, 2021, non-interest expense decreased $1.1 million, or 0.9%, to $119.7 million as compared to $120.8 million for the same period in 2020. The decrease was primarily driven by decreases of $3.1 million in other non-interest expense, $0.3 million in professional services, $0.3 million in amortization of identified intangible assets, and $0.2 million in FDIC insurance expense, partially offset by an increase of $2.3 million in compensation and employee benefits expense, and an increase of $0.6 million in equipment and data processing expense.
Compensation and employee benefits expense increased $1.1 million, or 4.3%, to $27.2 million for the three months ended September 30, 2021 from $26.1 million for the same period in 2020, and increased $2.3 million, or 3.0%, to $78.2 million for the nine months ended September 30, 2021 from $75.9 million for the same period in 2020, primarily driven by increases in employee headcount, salaries and incentive bonuses, partially offset by decreases in retirement plan benefits, commissions and retail bonuses.
FDIC insurance expense decreased $0.7 million, or 51.4%, to $0.7 million for the three months ended September 30, 2021 from $1.4 million for the same period in 2020, and decreased $0.2 million, or 9.1%, to $2.4 million for the nine months ended September 30, 2021 from $2.6 million for the same period in 2020, primarily driven by bank assessment fees from the FDIC.
Other expense decreased $0.4 million, or 12.7%, to $2.6 million for the three months ended September 30, 2021 from $2.9 million for the same period in 2020, primarily driven by decreases in loan workout expense, business and professional meetings, entertainment, SEC filing fees, telephone expense, armored courier, debit and ATM card losses, and an increase in deferred loan costs, partially offset by increases in customer losses with Zelle transactions and travel and accommodations expense. Other expense decreased $3.1 million, or 32.6% to $6.5 million for the nine months ended September 30, 2021 from $9.7 million for the same period in 2020, primarily driven by a gain of $2.1 million on the sale of other real estate owned property in the second quarter of 2021 and decreases in write-down on other repossessed assets, customer losses and charge offs, and miscellaneous expense, partially offset by a decrease in deferred loan costs and an increase in appraisal search expense.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020			2021	2020
	(Dollars in Thousands)
Income before provision for income taxes	$38,471	$25,325	$13,146	51.9%	$116,091	$27,568	$88,523	321.1%
Provision (benefit) for income taxes	9,632	6,646	2,986	44.9%	29,196	6,596	22,600	342.6%
Net income (loss)	$28,839	$18,679	$10,160	54.4%	$86,895	$20,972	$65,923	314.3%
Effective tax rate	25.0%	26.2%	N/A	(4.6)%	25.1%	23.9%	N/A	5.0%
The Company recorded an income tax expense of $9.6 million for the three months ended September 30, 2021, compared to an income tax expense of $6.6 million for the three months ended September 30, 2020, representing effective tax rates of 25.0% and 26.2%, respectively.
The Company recorded an income tax expense of $29.2 million for the nine months ended September 30, 2021, compared to an income tax expense of $6.6 million for the nine months ended September 30, 2020, representing effective tax rates of 25.1% and 23.9%, respectively.
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

In the third quarter, the Company continued to operate with increased liquidity. In particular, the Company has shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $239.1 million, or 2.9% of the balance sheet, compared to $434.9 million, or 4.9% of the balance sheet, as of December 31, 2020. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 10% of total assets. Due to the current environment, management increased the target operating range to between 5% and 15% of total assets. As of September 30, 2021, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 11.7% of total assets. This compares to $1.2 billion, or 13.2% of total assets, as of December 31, 2020.
Deposits, which are considered the most stable source of liquidity, totaled $6.9 billion as of September 30, 2021 and represented 96.3% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.9 billion, or 89.4% of total funding, as of December 31, 2020. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.5 billion as of September 30, 2021 and represented 80.7% of total deposits, compared to core deposits of $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Additionally, the Company had $185.5 million of brokered deposits as of September 30, 2021, which represented 2.7% of total deposits, compared to $693.9 million or 10.0% of total deposits, as of December 31, 2020. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $267.5 million as of September 30, 2021, representing 3.7% of total funding, compared to $820.2 million, or 10.6% of total funding, as of December 31, 2020. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2021, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.8 billion, compared to $1.9 billion as of December 31, 2020, based on the level of qualifying collateral available for these borrowings.
As of September 30, 2021, the Banks also have access to funding through certain uncommitted lines of credit of $865.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of September 30, 2021. As of September 30, 2021, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $300.7 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2021. As of September 30, 2021, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2021	At December 31, 2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$198,806	$174,240
Commercial	201,443	80,291
Residential mortgage	58,450	30,418
Unadvanced portion of loans and leases	897,542	759,053
Unused lines of credit:
Home equity	602,200	584,881
Other consumer	58,546	38,954
Other commercial	431	408
Unused letters of credit:
Financial standby letters of credit	14,690	14,746
Performance standby letters of credit	14,237	5,903
Commercial and similar letters of credit	5,219	5,105
Loan level derivatives:
Receive fixed, pay variable	1,188,153	1,214,146
Pay fixed, receive variable	1,188,153	1,214,146
Risk participation-out agreements	262,524	252,655
Risk participation-in agreements	59,629	60,619
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	1,680	1,266
Sells foreign currency, buys U.S. currency	1,681	1,273

Capital Resources
As of September 30, 2021, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2021, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2021 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2021:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$815,226	12.02%	$305,201	4.50%	$474,757	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	824,884	10.04%	328,639	4.00%	328,639	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	824,884	12.16%	407,015	6.00%	576,605	8.50%	N/A	N/A
Total risk-based capital ratio (4)	984,260	14.51%	542,666	8.00%	712,249	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$578,625	12.51%	$208,138	4.50%	$323,771	7.00%	$300,644	6.50%
Tier 1 leverage capital ratio (2)	578,625	10.89%	212,534	4.00%	212,534	4.00%	265,668	5.00%
Tier 1 risk-based capital ratio (3)	578,625	12.51%	277,518	6.00%	393,150	8.50%	370,024	8.00%
Total risk-based capital ratio (4)	636,684	13.76%	370,165	8.00%	485,842	10.50%	462,706	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$256,214	11.80%	$97,709	4.50%	$151,991	7.00%	$141,135	6.50%
Tier 1 leverage capital ratio (2)	256,214	8.33%	123,032	4.00%	123,032	4.00%	153,790	5.00%
Tier 1 risk-based capital ratio (3)	256,214	11.80%	130,278	6.00%	184,561	8.50%	173,704	8.00%
Total risk-based capital ratio (4)	283,498	13.05%	173,792	8.00%	228,102	10.50%	217,240	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2021.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2021, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2021		December 31, 2020
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$24,936	9.5%	$19,249	7.1%
Up 200 basis points ramp	9,678	3.7%	10,698	3.9%
Up 100 basis points ramp	4,596	1.8%	5,193	1.9%
Down 100 basis points ramp	(3,857)	(1.5)%	(5,999)	(2.2)%

The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 9.5% as of September 30, 2021, compared to 7.1% as of December 31, 2020. The increase in asset sensitivity was due to an accumulation of deposits which were used to pay down borrowings, with the excess held in cash.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2021, the Company’s one-year cumulative gap was a positive $268.1 million, or 3.40% of total interest-earning assets, compared with a negative $330.0 million, or 3.92% of total interest-earning assets, at December 31, 2020.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of September 30, 2021, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2021	At December 31, 2020
Up 300 basis points	9.3%	11.2%
Up 200 basis points	6.6%	8.3%
Up 100 basis points	4.1%	5.4%
Down 100 basis points	(10.5)%	(13.6)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2020 to September 30, 2021 due to the purchase of longer duration investment securities and the paydown of shorter-term PPP loans.

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

BROOKLINE BANCORP, INC.

Date: November 5, 2021	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)