Form 10-K
period 2021-12-31
BROOKLINE BANCORP INC
filed 2022-02-25
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2021,
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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $1.1 billion.
As of February 25, 2022, there were 85,177,172 and 77,639,610 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2021 FORM 10-K

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, ongoing disruptions due to the COVID-19 pandemic and measures taken to contain its spread on the Company’s employees, customers, business operations, credit quality, financial position, liquidity and results of operations; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program, and other pandemic-related legislative and regulatory initiatives and programs; the possibility that future credit losses may be higher than currently expected; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, is the holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, Brookline Securities Corp. and Clarendon Private, LLC (“Clarendon Private”).
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
The Company, through Brookline Bank and BankRI (the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities, including equipment financing, are focused in the New York and New Jersey metropolitan area, with services offered throughout the United States. As full-service financial institutions, the

Banks and their subsidiaries focus on the continued addition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission (the "SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116, and its telephone number is 617-425-4600.
Overview of Results
The loan and lease portfolio decreased $115.1 million, or 1.6%, to $7.2 billion at December 31, 2021 from $7.3 billion at December 31, 2020. Paycheck Protection Program (the “PPP”) loans decreased $421.5 million, or 86.2%, to $67.7 million at December 31, 2021 from $489.2 million at December 31, 2020. Excluding PPP loan activity, the core loan portfolio increased $306.4 million, or 4.5%, to $7.1 billion at December 31, 2021 from $6.8 billion at December 31, 2020. The Company's commercial loan portfolios, which totaled $6.0 billion, or 83.7% of total loans and leases, as of December 31, 2021, decreased $108.5 million, or 1.8%, from $6.1 billion, or 83.9% of total loans and leases, as of December 31, 2020.
Total deposits increased $139.2 million, or 2.0%, to $7.0 billion at December 31, 2021 from $6.9 billion as of December 31, 2020. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 19.5% to $5.8 billion as of December 31, 2021 from $4.8 billion at December 31, 2020. The Company's core deposits were 81.8% of total deposits at December 31, 2021, an increase from 69.8% at December 31, 2020.
The allowance for loan and lease losses decreased $15.3 million, or 13.4%, to $99.1 million as of December 31, 2021 from $114.4 million as of December 31, 2020. The ratio of the allowance for loan and lease losses to total loans and leases was 1.38% as of December 31, 2021 compared to 1.57% as of December 31, 2020. Nonperforming assets as of December 31, 2021 were $33.2 million, down from $45.0 million at the end of 2020. Nonperforming assets were 0.39% and 0.50% of total assets as of December 31, 2021 and December 31, 2020, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $22.2 million, or 8.5%, to $282.4 million in 2021 compared to $260.2 million in 2020. Net interest margin increased 32 basis points to 3.49% in 2021 from 3.17% in 2020. Net income for 2021 increased $67.8 million, or 142.3%, to $115.4 million from $47.6 million for 2020. Basic and fully diluted earnings per common share ("EPS") increased to $1.48 for 2021 from $0.60 for 2020. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Market Area and Credit Risk Concentration
As of December 31, 2021, the Company, through its Banks, operated 50 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public, primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2021 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 67%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 85%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and Loan -to-value ratios at origination; lending to seasoned real estate owners/managers; frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2021, the largest commercial real estate relationship in the Company’s portfolio was $55.2 million.
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
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2021, the largest commercial relationship in the Company’s portfolio was $56.5 million.
Consumer loans. Retail customers of Brookline Bank typically live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI typically live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2021, the largest consumer relationship in the Company’s portfolio was $52.1 million.
Economic Conditions and Governmental Policies
Repayment of multi-family and commercial real estate loans are generally dependent on the properties generating sufficient income to cover operating expenses and debt service. Repayment of commercial loans and equipment financing loans and leases generally are dependent on the demand for the borrowers' products or services and the ability of borrowers to compete and operate on a profitable basis. Repayment of residential mortgage loans and home equity loans generally are dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan and lease portfolio, therefore, is greatly affected by the economy. Should there be any setback in the economy or increase in the unemployment rates in the Boston, Massachusetts, or Providence, Rhode Island, metropolitan areas, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.
Personnel and Human Capital Resources
As of December 31, 2021, the Company had 786 full-time employees and 40 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, our remote work options have evolved as expectations surrounding the COVID-19 pandemic shifted. As of December 31, 2021, 45% of our employees effectively worked a hybrid schedule from Company office and remote locations to ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 infection and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.
Access to Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the SEC. The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Press releases are also maintained on the Company’s website. Additional information for Brookline Bank and BankRI can be found at www.brooklinebank.com, and www.bankri.com, respectively. Information on the Company’s and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
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
Pandemic Response
Participation in the Paycheck Protection Program
Through December 31, 2021, the Company funded approximately 4,700 PPP loans totaling $872.1 million, of which $67.7 million remains outstanding, net of deferred fees and costs. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. While the Company established a lending facility under the PPPLF program, it has not been used.

Troubled Debt Restructuring Relief
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and regulatory guidance issued by the Federal banking agencies provided that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic were not required to be treated as TDRs under GAAP until January 1, 2022. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of December 31, 2021, the Company granted 3,775 short-term deferments on loan and lease balances of $892.4 million. Of these modifications, 3,677 loans and leases with total balances of $854.2 million have returned to the payment status and 98 loans and leases with total balances of $38.1 million remain on the deferral status, which represent 0.5% of total loan and leases balances.
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
Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, taking into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. For the year ending December 31, 2021, the Banks’ FDIC insurance assessments costs were approximately $3.0 million.
The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2021, neither of the Banks had brokered deposits in excess of 10% of total assets.
Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
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
Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio (“CBLR”) of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, is eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0%. Effective January 1, 2022, the community bank leverage ratio reverted to 9.0%. At this time, the Company does not anticipate opting in to the CBLR.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service. As of and for the year ending December 31, 2021, there were no such transactions.
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
Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Banks must provide their customers with an annual disclosure that explains their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, the Banks are prohibited from disclosing such information except as provided in such policies and procedures. If the financial institution only discloses information under exceptions from the GLBA that do not require an opt out to be provided and if there has been no change in the financial institutions privacy policies and procedures since its most recent disclosures provide to customers, an annual disclosure is not required to be provided by the financial institution. The GLBA also requires that the Banks develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Banks are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of the Banks in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Banks must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.
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
Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2021, the Company did not have any transactions with sanctioned countries, nationals, and others.
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
The COVID-19 pandemic has, and will likely continue to, severely impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Government policies and directives relating to the pandemic response are subject to change. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds.
Our participation in the Small Business Administration's ("SBA") PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
The Company funded approximately 4,700 PPP loans totaling $872.1 million, of which $67.7 million remains outstanding, net of deferred fees and costs at December 31, 2021. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Our business may be adversely affected by changes in economic and market conditions.
Changes in economic and market conditions, downside shocks, or a return to recessionary economic conditions could adversely affect us and others in the financial services industry. We primarily serve individuals and businesses located in the greater Boston metropolitan area, eastern Massachusetts, New York, New Jersey, and Rhode Island. Our success is largely dependent on local and regional economic conditions. Recessionary economic conditions, increased unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to repay their loans, and could result in higher loan and lease losses and lower net income for us.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. The widespread adoption of new technologies, including cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as the introduction of new or modified products and services can entail significant time and resources. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
Development of new products and services may impose additional costs on us and may expose us to increased operational risk.
The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.
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
Our commercial real estate and commercial loan and lease portfolios currently comprise 83.7% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
The fair value of our investment securities can fluctuate due to factors outside of our control.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in impairments in the value of the Company’s securities portfolio, which could have an adverse effect on the Company’s financial condition or results of operations.
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
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates, such as the Secured Overnight Financing Rate ("SOFR"), could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.
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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest or future pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company updated its critical accounting policy to the allowance for credit losses. The updates in this standard replace the incurred loss impairment methodology GAAP with the current expected credit losses ("CECL") methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate loan losses over the life of the loan. See Note 7, "Allowance for Credit Losses" for further discussion on the new policy and processes.
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2021, goodwill and other identifiable intangible assets were $162.7 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2021. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Attractive acquisition opportunities may not be available to us in the future which could limit the growth of our business.
We may not be able to sustain a positive rate of growth or expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.
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
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
The Federal Reserve may require us to commit capital resources to support the Banks.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements. See Item 1, “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s executive administration offices are located at 131 Clarendon Street, Boston, Massachusetts, which is owned by Brookline Bank, as well as its corporate operations center in Lincoln, Rhode Island, which is owned by BankRI, with other administrative and operations functions performed at several different locations. Clarendon Private conducts its business from a portion of the Company's executive administration offices which it leases.
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
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2021.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2021, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 25, 2022 was 1,640. The Company currently pays quarterly cash dividends in the amount of $0.125 per share. The Company expects comparable cash dividends will be paid in the future.
Equity Compensation Plan Information
Refer to Note 20, "Employee Benefit Plans" for a discussion of the Company's equity compensation plans.
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the S&P 500 Index, the Russell 2000 Index, the KBW Regional Banking Index and the SNL Index of Banks with assets between $5 billion and $10 billion1. Index values are as of December 31 of each of the indicated years.

Total Return Performance
Brookline Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index
S&P 500 Index
SNL Bank $5B-$10B Index
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	At December 31,
Index	2016	2017	2018	2019	2020	2021
Brookline Bancorp, Inc.	100.00	98.09	88.41	108.38	82.74	114.79
Russell 2000 Index	100.00	114.65	102.02	128.06	153.59	176.30
KBW Regional Banking Index	100.00	101.76	83.96	104.01	94.97	129.66
SNL Bank $5B-$10B Index[1]	100.00	99.63	90.16	111.72	85.45
S&P 500 Index	100.00	121.83	116.49	153.17	181.33	233.34
1 During 2021, S&P Capital IQ discontinued publishing bank indexes by asset size. Brookline Bancorp chose the KBW Regional Banking Index as a replacement. The Company is a member of the KBW Regional Bank Index and believes it accurately reflects the stock performance of our industry.

The graph assumes $100 invested on December 31, 2016 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index, the KBW Regional Banking Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.
(b)Not applicable.

(c)    Not applicable.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI and its subsidiaries; Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through the Banks, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.0% of which is in the greater New York and New Jersey metropolitan area and 73.0% of which is in other areas in the United States of America as of December 31, 2021. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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

	At or for the year ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$8,602,622	$8,942,424	$7,856,853	$7,392,805	$6,780,249
Total loans and leases	7,154,457	7,269,553	6,737,816	6,303,516	5,730,679
Allowance for loan and lease losses (6)	99,084	114,379	61,082	58,692	58,592
Investment securities available-for-sale	720,866	745,822	498,995	502,793	540,124
Investment securities held-to-maturity	—	—	86,780	114,776	109,730
Equity securities held-for-trading	—	526	3,581	4,207	—
Goodwill and identified intangible assets	162,703	163,579	164,850	166,513	143,934
Total deposits	7,049,906	6,910,696	5,830,072	5,454,044	4,871,343
Core deposits (1)	5,766,669	4,826,789	3,808,430	3,664,879	3,663,873
Certificates of deposit	1,117,695	1,389,998	1,671,738	1,438,478	932,725
Brokered deposits	165,542	693,909	349,904	350,687	274,745
Total borrowed funds	357,321	820,247	902,749	920,542	1,020,819
Stockholders' equity	995,342	941,778	945,606	900,140	803,830
Tangible stockholders' equity (*)	832,639	778,199	780,756	733,627	659,896
Nonperforming loans and leases (2)	32,459	38,448	19,461	24,097	27,272
Nonperforming assets (3)	33,177	44,963	22,092	28,116	31,691
EARNINGS DATA
Interest and dividend income	$311,529	$326,817	$347,626	$313,893	$263,050
Interest expense	29,156	66,654	94,326	66,194	39,869
Net interest income	282,373	260,163	253,300	247,699	223,181
(Credit) provision for credit losses	(7,837)	61,886	9,583	4,951	18,988
Non-interest income	26,989	24,644	29,793	25,224	32,173
Non-interest expense	162,608	160,844	157,481	155,232	139,111
Provision for income taxes	39,151	14,442	28,269	26,189	43,636
Net income	115,440	47,635	87,717	83,062	50,518
Operating earnings (*)	115,468	46,124	88,184	85,796	52,444
PER COMMON SHARE DATA
Earnings per share - Basic	$1.48	$0.60	$1.10	$1.04	$0.68
Earnings per share - Diluted	1.48	0.60	1.10	1.04	0.68
Operating earnings per share (*)	1.48	0.58	1.10	1.07	0.70
Dividends paid per common share	0.480	0.460	0.440	0.395	0.360
Book value per share (end of period)	12.82	12.05	11.87	11.30	10.49
Tangible book value per share (*)	10.73	9.96	9.80	9.21	8.61
Stock price (end of period)	16.19	12.04	16.46	13.82	15.70
PERFORMANCE RATIOS
Net interest margin	3.49%	3.17%	3.51%	3.61%	3.57%
Return on average assets	1.36%	0.55%	1.15%	1.15%	0.76%
Operating return on average assets (*)	1.36%	0.53%	1.15%	1.19%	0.79%
Return on average tangible assets (*)	1.38%	0.56%	1.17%	1.18%	0.78%

	At or for the year ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Operating return on average tangible assets (*)	1.38%	0.54%	1.17%	1.22%	0.81%
Return on average stockholders' equity	11.93%	5.09%	9.56%	9.51%	6.53%
Operating return on average stockholders' equity (*)	11.93%	4.93%	9.61%	9.82%	6.78%
Return on average tangible stockholders' equity (*)	14.35%	6.17%	11.67%	11.70%	8.04%
Operating return on average tangible stockholders' equity (*)	14.35%	5.97%	11.73%	12.09%	8.35%
Dividend payout ratio (*)	32.45%	76.41%	40.03%	37.85%	53.52%
Efficiency ratio (4)	52.56%	56.47%	55.63%	56.88%	54.48%
GROWTH RATIOS
Total loan and lease growth (5)	(1.58)%	7.89%	6.89%	10.00%	6.15%
Total deposit growth (5)	2.01%	18.54%	6.89%	11.96%	5.64%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.08%	0.18%	0.11%	0.08%	0.25%
Nonperforming loans and lease losses as a percentage of total loans and leases	0.45%	0.53%	0.29%	0.38%	0.48%
Nonperforming assets as a percentage of total assets	0.39%	0.50%	0.28%	0.38%	0.47%
Total allowance for loan and leases losses as a percentage of total loans and leases	1.38%	1.57%	0.91%	0.93%	1.02%
CAPITAL RATIOS
Stockholders' equity to total assets	11.57%	10.53%	12.04%	12.18%	11.86%
Tangible equity ratio (*)	9.87%	8.86%	10.15%	10.15%	9.94%
Tier 1 leverage capital ratio	10.15%	8.92%	10.28%	10.58%	10.43%
Common equity Tier 1 capital ratio (**)	11.86%	11.04%	11.44%	11.94%	12.02%
Tier 1 risk-based capital ratio	11.99%	11.18%	11.58%	12.26%	12.34%
Total risk-based capital ratio	14.30%	13.51%	13.59%	14.42%	14.75%
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
(6) The allowance for loan and lease losses for the years ending after December 31, 2019 reflect the adoption of CECL.
(*) Refer to Non-GAAP Financial Measures and Reconciliation to GAAP.
(**) Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015.

Executive Overview
Balance Sheet
Total assets decreased $339.8 million, or 3.8%, to $8.6 billion as of December 31, 2021 from $8.9 billion as of December 31, 2020. The decrease was primarily driven by decreases in loans and leases, and cash and cash equivalents.
Cash and cash equivalents decreased $107.2 million, or 24.6%, to $327.7 million as of December 31, 2021 from $434.9 million as of December 31, 2020.
Total loans and leases decreased $115.1 million, or 1.6%, to $7.2 billion as of December 31, 2021 from $7.3 billion as of December 31, 2020. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.0 billion, or 83.7% of total loans and leases as of December 31, 2021, a decrease of $108.5 million, or 1.8%, from $6.1 billion, or 83.9% of total loans and leases, as of December 31, 2020.

PPP loans decreased $421.5 million, or 86.2%, to $67.7 million as of December 31, 2021 from $489.2 million as of December 31, 2020.
Total deposits increased $139.2 million, or 2.0%, to $7.0 billion as of December 31, 2021 from $6.9 billion as of December 31, 2020. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.8 billion, or 81.8% of total deposits as of December 31, 2021, an increase of $939.9 million, from $4.8 billion, or 69.8% of total deposits as of December 31, 2020. Certificate of deposit balances totaled $1.1 billion, or 15.9% of total deposits as of December 31, 2021, a decrease of $272.3 million, or 19.6% from $1.4 billion, or 20.1% of total deposits, as of December 31, 2020. Brokered deposit balances totaled $165.5 million, or 2.3% of total deposits as of December 31, 2021, a decrease of $528.4 million, or 76.1% from $693.9 million, or 10.0% of total deposits, as of December 31, 2020.
Total borrowed funds decreased $462.9 million, or 56.4%, to $357.3 million as of December 31, 2021 from $820.2 million as of December 31, 2020.
Asset Quality
Nonperforming assets as of December 31, 2021 totaled $33.2 million, or 0.39% of total assets, compared to $45.0 million, or 0.50% of total assets, as of December 31, 2020. Net charge-offs for the year ended December 31, 2021 were $5.7 million, or 0.08% of average loans and leases, compared to $13.0 million, or 0.18% of average loans and leases, for the year ended December 31, 2020. The decrease of $11.8 million in nonperforming assets was primarily driven by one commercial relationship classified as OREO that was paid off for $5.4 million, along with one construction relationship of $3.8 million and four residential relationships of $1.6 million becoming accrual during the year ended December 31, 2021.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.38% as of December 31, 2021, compared to 1.57% as of December 31, 2020. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 7, "Allowance for Credit Losses."
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 305.26% as of December 31, 2021, compared to 297.49% as of December 31, 2020.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 Capital Ratio was 11.86% as of December 31, 2021, compared to 11.04% as of December 31, 2020. The Company's Tier 1 Leverage Ratio was 10.15% as of December 31, 2021, compared to 8.92% as of December 31, 2020. As of December 31, 2021, the Company's Tier 1 Risk-Based Ratio was 11.99%, compared to 11.18% as of December 31, 2020. The Company's Total Risk-Based Ratio was 14.30% as of December 31, 2021, compared to 13.51% as of December 31, 2020.
The Company's ratio of stockholders' equity to total assets was 11.57% and 10.53% as of December 31, 2021 and December 31, 2020, respectively. The Company's tangible equity ratio was 9.87% and 8.86% as of December 31, 2021 and December 31, 2020, respectively.
Net Income
For the year ended December 31, 2021, the Company reported net income of $115.4 million, or $1.48 per basic and diluted share, an increase of $67.8 million, or 142.3%, from $47.6 million, or $0.60 per basic and diluted share for the year ended December 31, 2020. The increase in net income is primarily the result of a decrease in the provision for credit losses of $69.7 million, an increase in net interest income of $22.2 million, and an increase in non-interest income of $2.3 million, partially offset by an increase in the provision for income taxes of $24.7 million and an increase in non-interest expense of $1.8 million.
The return on average assets was 1.36% for the year ended December 31, 2021, compared to 0.55% for the year ended December 31, 2020. The return on average stockholders' equity was 11.93% for the year ended December 31, 2021, compared to 5.09% for the year ended December 31, 2020.
The net interest margin was 3.49% for the year ended December 31, 2021, up from 3.17% for the year ended December 31, 2020. The increase in the net interest margin is a result of a decrease of 49 basis points in the Company's overall cost of funds to 0.40% in 2021 from 0.89% in 2020, partially offset by a decrease in the yield on interest-earning assets of 14 basis points to 3.85% in 2021 from 3.99% in 2020.

Results for 2021 included a negative provision for credit losses of $7.8 million, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $2.3 million to $27.0 million for the year ended December 31, 2021 from $24.6 million for the year ended December 31, 2020. Several factors contributed to the year over year increase, including increases of $2.6 million in gain on sales of loans and leases, $1.5 million in deposit fees, and $0.4 million in loan level derivative income, net, partially offset by a decrease of $2.0 million in gain on sales of investment securities, net, and a decrease of $0.3 million in other non-interest income.
Non-interest expense increased $1.8 million to $162.6 million for the year ended December 31, 2021 from $160.8 million for the year ended December 31, 2020. The increase was largely attributable to increases of $5.8 million in compensation and employee benefits expense and $1.0 million in equipment and data processing expense, partially offset by decreases of $2.5 million in other non-interest expense primarily driven by a gain of $2.2 million on the sale of other real estate owned property in the second quarter of 2021, $1.2 million in FDIC insurance expense, $0.5 million in professional services, $0.4 million in occupancy, and $0.4 million in amortization of identified intangible assets.
Critical Accounting Policies and Estimates
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
Allowance for Credit Losses
Description. The allowance for credit losses represents management's estimate of expected losses over the life of the loan and lease portfolio. The allowance for credit losses consists of the allowance for loan and lease losses and reserve for unfunded commitments, which are classified as a contra-asset and liability within other liabilities, respectively, on the Consolidated Balance Sheets. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Losses on loans and leases are deducted from the allowance when all or a portion of a loan or lease is considered uncollectible. The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.
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
Judgments and Uncertainties. In estimating the allowance for credit losses, the Company relies on models and economic forecasts developed by external parties as the primary driver of the allowance for credit losses. These models and forecasts are based on nationwide sets of data. As a result, the Company has calibrated the output of these models to match the performance of a relevant set of peer institutions during the development dataset in order to make the results more relevant to the Company. Additionally, economic forecasts can change significantly over an economic cycle and have a significant level of uncertainty associated with them. The performance of the models is dependent on the variables used in the models being reasonable proxies for the portfolio’s performance; however, these variables may not capture all sources of risk within the portfolio. As a result, management reviews the results and makes qualitative adjustments to the models to capture limitations of the models as necessary. Such qualitative factors may include adjustments to better capture the risk of specialty lending portfolios, the imprecision associated with the economic forecasts, and the ability of the models to capture emerging risks within the portfolio that may not be represented in the historical dataset. These judgments are thoroughly evaluated through management’s review process, and revised on a quarterly basis to account for changes in the facts and circumstances of the portfolio.
Effect if Actual Results Differ From Assumptions. The allowance for credit losses is a reflection of the Company’s best estimate of loss based on a forecast of future conditions as of a point in time. Conditions in the future may vary from those forecasts, causing realized losses to be either higher or lower than forecasted, which will result in either additional provisions from income or a benefit to income based on the performance of the portfolio.
Impairment of Goodwill
Description. Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If fair value exceeds the carrying amount at the time of testing, goodwill is not considered impaired. Quoted market prices in active markets are the best evidence of fair value and are considered to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in valuation techniques could result in materially different evaluations of impairment. In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08 which provides guidance for companies when testing goodwill for impairment. The objective of the ASU is to simplify how entities test goodwill for impairment. Pursuant to the ASU, entities may now assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the one-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%.
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
In accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated market capitalization to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2021. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within the notes to the consolidated financial statements.
Judgments and Uncertainties. The determination of fair value is based on valuations using management’s assumptions of comparable transactions including announcement or completion date, industry, asset size, region, or other relevant factors.
Effect if Actual Results Differ From Assumptions. Changes in these quantitative factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the fair value of the reporting unit in relation to the carrying value of goodwill and could result in an impairment loss affecting our consolidated financial statements as a whole.
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
In January 2021, FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates ("IBORs"), particularly, the risk of cessation of the LIBOR. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has determined that ASU 2021-01 does apply to the Company and management is determining the impact as of December 31, 2021.

In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)" which updated guidance to align with new SEC regulations with regards to statistical disclosures for banking and savings and loan institutions. This ASU is effective for fiscal years ending on or after December 15, 2021. The Company has adopted ASU 2021-06 as of December 31, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
See Note 2, “Recent Accounting Pronouncements” in the notes to the consolidated financial statements for additional information regarding recent accounting developments.
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
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$115,440	$47,635	$87,717	$83,062	$50,518
Less:
Security (losses) gains (after-tax)	(28)	1,511	384	174	7,303
Add:
Merger and acquisition expense (after-tax) (1)	—	—	851	2,908	264
Impact of Tax Act	—	—	—	—	8,965
Operating earnings	$115,468	$46,124	$88,184	$85,796	$52,444

Earnings per share, as reported	$1.48	$0.60	$1.10	$1.04	$0.68
Less:
Security gains (after-tax)	—	0.02	—	—	0.10
Add:
Merger and acquisition expense (after-tax) (1)	—	—	—	0.03	—
Impact of Tax Act	—	—	—	—	0.12
Operating earnings per share	$1.48	$0.58	$1.10	$1.07	$0.70
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

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Operating earnings	$115,468	$46,124	$88,184	$85,796	$52,444

Average total assets	$8,518,200	$8,683,569	$7,654,634	$7,223,081	$6,607,234
Less: Average goodwill and average identified intangible assets, net	163,122	164,227	165,697	163,712	145,000
Average tangible assets	$8,355,078	$8,519,342	$7,488,937	$7,059,369	$6,462,234

Return on average assets	1.36%	0.55%	1.15%	1.15%	0.76%
Less:
Security gains (after-tax)	—%	0.02%	0.01%	—%	0.11%
Add:
Merger and acquisition expense (after-tax)	—%	—%	0.01%	0.04%	—%
Impact of Tax Act	—%	—%	—%	—%	0.14%
Operating return on average assets	1.36%	0.53%	1.15%	1.19%	0.79%

Return on average tangible assets	1.38%	0.56%	1.17%	1.18%	0.78%
Less:
Security gains (after-tax)	—%	0.02%	0.01%	—%	0.11%
Add:
Merger and acquisition expense (after-tax)	—%	—%	0.01%	0.04%	—%
Impact of Tax Act	—%	—%	—%	—%	0.14%
Operating return on average tangible assets	1.38%	0.54%	1.17%	1.22%	0.81%

Average total stockholders' equity	$967,538	$936,075	$917,286	$873,388	$773,244
Less: Average goodwill and average identified intangible assets, net	163,122	164,227	165,697	163,712	145,000
Average tangible stockholders' equity	$804,416	$771,848	$751,589	$709,676	$628,244

Return on average stockholders' equity	11.93%	5.09%	9.56%	9.51%	6.53%
Less:
Security gains (after-tax)	—%	0.16%	0.04%	0.02%	0.94%
Add:
Merger and acquisition expense (after-tax)	—%	—%	0.09%	0.33%	0.03%
Impact of Tax Act	—%	—%	—%	—%	1.17%
Operating return on average stockholders' equity	11.93%	4.93%	9.61%	9.82%	6.79%

Return on average tangible stockholders' equity	14.35%	6.17%	11.67%	11.70%	8.04%
Less:
Security gains (after-tax)	—%	0.20%	0.05%	0.02%	1.16%
Add:
Merger and acquisition expense (after-tax)	—%	—%	0.11%	0.41%	0.04%
Impact of Tax Act	—%	—%	—%	—%	1.43%
Operating return on average tangible stockholders' equity	14.35%	5.97%	11.73%	12.09%	8.35%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Net income, as reported	$115,440	$47,635	$87,717	$83,062	$50,518

Average total assets	$8,518,200	$8,683,569	$7,654,634	$7,223,081	$6,607,234
Less: Average goodwill and average identified intangible assets, net	163,122	164,227	165,697	163,712	145,000
Average tangible assets	$8,355,078	$8,519,342	$7,488,937	$7,059,369	$6,462,234

Return on average tangible assets	1.38%	0.56%	1.17%	1.18%	0.78%

Average total stockholders' equity	$967,538	$936,075	$917,286	$873,388	$773,244
Less: Average goodwill and average identified intangible assets, net	163,122	164,227	165,697	163,712	145,000
Average tangible stockholders' equity	$804,416	$771,848	$751,589	$709,676	$628,244

Return on average tangible stockholders' equity	14.35%	6.17%	11.67%	11.70%	8.04%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Total stockholders' equity	$995,342	$941,778	$945,606	$900,140	$803,830
Less: Goodwill and identified intangible assets, net	162,703	163,579	164,850	166,513	143,934
Tangible stockholders' equity	$832,639	$778,199	$780,756	$733,627	$659,896

Total assets	$8,602,622	$8,942,424	$7,856,853	$7,392,805	$6,780,249
Less: Goodwill and identified intangible assets, net	162,703	163,579	164,850	166,513	143,934
Tangible assets	$8,439,919	$8,778,845	$7,692,003	$7,226,292	$6,636,315

Tangible equity ratio	9.87%	8.86%	10.15%	10.15%	9.94%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Tangible stockholders' equity	$832,639	$778,199	$780,756	$733,627	$659,896

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	81,695,695
Less:
Treasury shares	7,037,464	6,525,783	5,003,127	5,020,025	4,440,665
Unallocated ESOP	24,660	51,114	79,548	109,950	142,332
Unvested restricted stock	500,098	458,800	406,450	390,636	455,283
Common shares outstanding	77,614,950	78,141,475	79,688,047	79,656,561	76,657,415

Tangible book value per share	$10.73	$9.96	$9.80	$9.21	$8.61

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Dividends paid	$37,463	$36,396	$35,110	$31,441	$27,035

Net income, as reported	$115,440	$47,635	$87,717	$83,062	$50,518

Dividend payout ratio	32.45%	76.41%	40.03%	37.85%	53.52%
The following table summarizes the Company’s allowance for loan and lease losses as a percentage of total loans and leases, excluding PPP loans, for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017

Allowance for loan and lease losses	$99,084	$114,379	$61,082	$58,692	$58,592

Total loans and leases	$7,154,457	$7,269,553	$6,737,816	$6,303,516	$5,730,679
Less: Total PPP loans	67,711	489,216	—	—	—
Total loans and leases, excluding PPP loans	$7,086,746	$6,780,337	$6,737,816	$6,303,516	$5,730,679

Allowance for loan and lease losses as a percentage of total loans and leases, less PPP loans	1.40%	1.69%	0.91%	0.93%	1.02%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At December 31,
	2021		2020		2019		2018		2017
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,842,791	39.6%	$2,578,773	35.4%	$2,491,011	37.0%	$2,330,725	37.0%	$2,174,969	38.0%
Multi-family mortgage	1,099,818	15.4%	1,013,432	13.9%	932,163	13.8%	847,711	13.4%	760,670	13.3%
Construction	160,431	2.2%	231,621	3.2%	246,048	3.7%	173,300	2.7%	140,138	2.4%
Total commercial real estate loans	4,103,040	57.2%	3,823,826	52.5%	3,669,222	54.5%	3,351,736	53.1%	3,075,777	53.7%
Commercial loans and leases:
Commercial	666,677	10.3%	642,452	15.6%	729,502	10.8%	736,418	11.7%	705,004	12.3%
Equipment financing	1,105,611	15.5%	1,092,461	15.0%	1,052,408	15.6%	982,089	15.6%	866,488	15.1%
Condominium association	47,137	0.7%	50,770	0.7%	56,838	0.8%	50,451	0.8%	52,619	0.9%
PPP	67,711	0.9%	489,216	6.7%	—	—%	—	—%	—	—%
Total commercial loans and leases	1,887,136	26.5%	2,274,899	31.3%	1,838,748	27.2%	1,768,958	28.1%	1,624,111	28.3%
Consumer loans:
Residential mortgage	799,737	11.2%	791,317	10.9%	814,245	12.1%	782,968	12.4%	660,065	11.5%
Home equity	324,156	4.5%	346,652	4.8%	376,819	5.6%	376,484	6.0%	355,954	6.2%
Other consumer	40,388	0.6%	32,859	0.5%	38,782	0.6%	23,370	0.4%	14,772	0.3%
Total consumer loans	1,164,281	16.3%	1,170,828	16.2%	1,229,846	18.3%	1,182,822	18.8%	1,030,791	18.0%
Total loans and leases	7,154,457	100.0%	7,269,553	100.0%	6,737,816	100.0%	6,303,516	100.0%	5,730,679	100.0%
Allowance for loan and lease losses	(99,084)		(114,379)		(61,082)		(58,692)		(58,592)
Net loans and leases	$7,055,373		$7,155,174		$6,676,734		$6,244,824		$5,672,087
PPP loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of December 31, 2021 and 2020.

The following table sets forth the growth in the Company’s loan and lease portfolios during the year ending December 31, 2021:

	At December 31, 2021	At December 31, 2020	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$4,103,040	$3,823,826	$279,214	7.3%
Commercial	1,887,136	2,274,899	(387,763)	-17.0%
Consumer	1,164,281	1,170,828	(6,547)	-0.6%
Total loans and leases	$7,154,457	$7,269,553	$(115,096)	-1.6%
Less: PPP	(67,711)	(489,216)	(421,505)	-86.2%
Total core loans and leases	$7,086,746	$6,780,337	$306,409	4.5%

The following table presents the maturity distribution of the Company's loan portfolio as of December 31, 2021.

	At December 31, 2021
	1 Year or Less	After 1-5 Years	After 5-15 Years	After 15 Years	Total
	(Dollars in Thousands)
Commercial real estate	$1,762,524	$1,425,763	$908,790	$5,963	$4,103,040
Commercial	360,679	1,125,699	349,387	51,371	1,887,136
Consumer	319,152	224,195	153,641	467,293	1,164,281
Total	$2,442,355	$2,775,657	$1,411,818	$524,627	$7,154,457
The following table presents the distribution of the Company's loans that were due after one year between fixed and variable interest rates as of December 31, 2021.

	At December 31, 2021
	Fixed	Variable	Total
	(Dollars in Thousands)
Commercial real estate	$1,183,911	$1,156,605	$2,340,516
Commercial	955,016	571,441	1,526,457
Consumer	426,794	418,335	845,129
Total	$2,565,721	$2,146,381	$4,712,102
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
The Company's current policy is that the total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Credit Committee, a committee of the Company's Board of Directors. As of December 31, 2021, there were six borrowers with commitments over $50.0 million. The total of those commitments was $322.5 million or 3.0% of total loans and commitments as of December 31, 2021. As of December 31, 2020, there were two borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $114.4 million, or 1.3% of total loans and commitments, as of December 31, 2020.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 57.2% of total loans and leases outstanding as of December 31, 2021.
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
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($971.4 million), office buildings ($697.5 million), retail stores ($610.0 million), industrial properties ($593.2 million), mixed-use properties ($342.1 million), lodging services ($161.9 million) and food services ($58.6 million) as of December 31, 2021. As of that date, approximately 96.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans representing 26.5% of total loans outstanding as of December 31, 2021.
The commercial loan and lease portfolio is composed primarily of loans to small businesses ($670.7 million) in the following sectors: transportation services ($359.7 million), food services ($182.6 million), recreation services ($97.2 million), rental and leasing services ($78.2 million), manufacturing ($114.4 million), retail ($74.6 million), and PPP ($67.7 million) as of December 31, 2021.

The Company provides commercial banking services to companies in its market area. Approximately 43.5% of the commercial loans outstanding as of December 31, 2021 were made to borrowers located in New England. The remaining 56.5% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA in both the 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $67.7 million as of December 31, 2021.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.8% of the commercial loans outstanding were made by the equipment financing divisions to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans representing, 16.3% of total loans outstanding as of December 31, 2021. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
The Company originates adjustable and fixed rate residential mortgage loans secured by one-to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2021, other consumer loans equaled $40.4 million, or 0.6% of total loans outstanding.

Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2021, the Company had $95.4 million of total assets that were designated as criticized. This compares to $72.8 million of assets designated as criticized as of December 31, 2020. The increase of $22.6 million in criticized assets was primarily driven by six commercial real estate relationships totaling $51.0 million becoming criticized during the year ended December 31, 2021. This was partially offset by $8.2 million in commercial relationships and $8.2 million in equipment financing relationships being paid or charged off during the year ending December 31, 2021. Additionally, there were four commercial real estate relationships totaling $8.3 million and a multi-family relationship totaling $2.3 million that were upgraded to a pass risk rating during the year ending December 31, 2021.
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
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Prior to the adoption of ASC 326, loans categorized as ASC 310-30 (purchased loans with deteriorating credit quality) accrued regardless of past due status. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected were accrued interest is reversed and charged against current interest income. Interest payments on non-accrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved. The adoption of ASC 326 required purchase credit-impaired loans to be classified as non-accruing based on performance.
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
As of December 31, 2021, the Company had nonperforming assets of $33.2 million, representing 0.39% of total assets, compared to nonperforming assets of $45.0 million, or 0.50% of total assets as of December 31, 2020. The decrease of $11.8 million was primarily driven by one commercial relationship, classified as OREO, that was paid off for $5.4 million, along with one construction relationship worth $3.8 million and four residential relationships for $1.6 million becoming accrual during the year ended December 31, 2021.
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
Past Due and Accruing
From March 1, 2020 through January 1, 2022, a financial institution was permitted to elect to suspend the requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019.
As of December 31, 2021, the Company does not have loans and leases greater than 90 days past due and accruing, compared to $12.0 million, or 0.16% of total loans and leases, as of December 31, 2020, representing a decrease of $12.0 million. The decrease in 90 days past due and accruing loans was primarily due to one commercial relationship totaling $3.5 million and one construction relationship of $3.8 million that were paid off, and one commercial real estate relationship of $4.7 million becoming current during the year ended December 31, 2021.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$10,848	$3,300	$2,845	$3,928	$3,313
Multi-family mortgage	—	—	84	330	608
Construction	—	3,853	—	396	860
Total commercial real estate loans	10,848	7,153	2,929	4,654	4,781

Commercial	2,318	7,702	4,909	6,621	11,619
Equipment financing	15,014	16,757	9,822	9,500	8,106
Condominium association	84	112	151	265	—
Total commercial loans and leases	17,416	24,571	14,882	16,386	19,725

Residential mortgage	3,909	5,587	753	2,132	1,979
Home equity	285	1,136	896	908	744
Other consumer	1	1	1	17	43
Total consumer loans	4,195	6,724	1,650	3,057	2,766

Total nonaccrual loans and leases	32,459	38,448	19,461	24,097	27,272

Other real estate owned	—	5,415	—	3,054	3,235
Other repossessed assets	718	1,100	2,631	965	1,184
Total nonperforming assets	$33,177	$44,963	$22,092	$28,116	$31,691

Loans and leases past due greater than 90 days and accruing	$1	$11,975	$10,109	$13,482	$3,020
Total delinquent loans and leases 61-90 days past due	6,081	16,129	4,978	3,308	7,376
Restructured loans and leases not included in nonperforming assets	12,580	11,483	17,076	12,257	16,241

Total nonaccrual loans and leases as a percentage of total loans and leases	0.45%	0.53%	0.29%	0.38%	0.48%
Total nonperforming assets as a percentage of total assets	0.39%	0.50%	0.28%	0.38%	0.47%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.08%	0.22%	0.07%	0.05%	0.13%

Troubled Debt Restructured Loans and Leases
Total troubled debt restructured ("TDR") loans increased by $0.3 million to $19.3 million at December 31, 2021 from $19.0 million at December 31, 2020. The increase was primarily driven by several equipment financing relationships totaling $3.5 million moving to TDR loans during the year ended December 31, 2021. This was partially offset by $3.1 million in payoffs, mostly in equipment financing, and payments made on TDR loans during the year ended December 21, 2021.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At December 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate mortgage	$1,454	$1,599
Commercial	5,432	6,515
Equipment financing	7,533	6,699
Residential mortgage	2,851	2,054
Home equity	2,019	2,092
Total troubled debt restructurings	$19,289	$18,959
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$12,580	$11,483
On nonaccrual	6,709	7,476
Total troubled debt restructurings	$19,289	$18,959
Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2021	2020
	(Dollars in Thousands)
Balance at beginning of period	$18,959	$23,180
Additions	5,879	2,940
Net charge-offs	(713)	(830)
Repayments	(4,836)	(6,331)
Balance at end of period	$19,289	$18,959

The CARES Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of December 31, 2021, the Company granted 3,775 short-term deferments on loan and lease balances totaling $892.4 million. Of these modifications, 3,677 loans and leases with total balances of $854.2 million have returned to payment status and 98 loans and leases with total balances of $38.1 million remain on the deferral status, which represents 0.5% of total loan and lease balances.

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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For December 31, 2021, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loans and lease losses by portfolio category for the years ended December 31, 2021, 2020, 2019, 2018, and 2017, respectively.

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
Provision for loan and lease losses	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457
Total allowance for loan and lease losses as a percentage of total loans and leases	1.69%	1.43%	0.24%	1.38%

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision for loan and lease losses	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553
Total allowance for loan and lease losses as a percentage of total loans and leases	2.10%	1.30%	0.41%	1.57%

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816
Allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.35%	0.49%	0.91%

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
Provision (credit) for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516
Allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.43%	0.44%	0.93%

	Year Ended December 31, 2017
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2016	$27,645	$20,906	$5,115	$53,666
Charge-offs	(494)	(14,914)	(403)	(15,811)
Recoveries	476	1,158	319	1,953
Provision (credit) for loan and lease losses	(515)	19,183	116	18,784
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592

Total loans and leases	$3,075,777	$1,624,111	$1,030,791	$5,730,679
Allowance for loan and lease losses as a percentage of total loans and leases	0.88%	1.62%	0.50%	1.02%
Beginning January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. As of January 1, 2020, the Company increased the allowance for loan and lease losses by $6.6 million, and increased the allowances for the unfunded commitment by $8.9 million due to the implementation of CECL which requires the inclusion of the credit losses over the expected life of the loans, as well as consideration of the risks based on the current conditions and reasonable and supportable forecasts about the future.
At December 31, 2021, the allowance for loan and lease losses decreased to $99.1 million, or 1.38% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $114.4 million, or 1.57% of total loans and leases outstanding, as of December 31, 2020. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases portfolio for the years ending December 31, 2021 and 2020 were $5.7 million and $13.0 million, respectively. The decrease in the net charge-offs of $7.3 million was primarily driven by the decrease in the net charge-offs of commercial real estate loans of $3.4 million and the decrease in the net charge-offs of commercial loans by $4.3 million partially offset by the increase in the net charge off of equipment financing loans by $0.5 million.
Management believes that the allowance for loan and lease losses as of December 31, 2021 is appropriate based on the facts and circumstances discussed further below.
The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2021			2020			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$44,843	45.3%	39.6%	$46,357	40.6%	35.4%	$21,519	35.3%	37.0%
Multi-family mortgage	17,474	17.6%	15.4%	22,559	19.7%	13.9%	6,436	10.5%	13.8%
Construction	6,896	7.0%	2.2%	11,216	9.8%	3.2%	2,330	3.8%	3.7%
Total commercial real estate loans	69,213	69.9%	57.2%	80,132	70.1%	52.5%	30,285	49.6%	54.5%
Commercial	9,068	9.2%	10.3%	8,089	7.1%	15.6%	12,849	21.0%	10.8%
Equipment financing	17,907	18.0%	15.5%	21,292	18.6%	15.0%	11,595	19.0%	15.6%
Condominium association	80	0.1%	0.7%	117	0.1%	0.7%	382	0.6%	0.8%
Total commercial loans and leases	27,055	27.3%	26.5%	29,498	25.8%	31.3%	24,826	40.6%	27.2%
Residential mortgage	1,297	1.3%	11.2%	1,967	1.7%	10.9%	3,717	6.1%	12.1%
Home equity	1,335	1.3%	4.5%	2,504	2.2%	4.8%	2,132	3.5%	5.6%
Other consumer	184	0.2%	0.6%	278	0.2%	0.5%	122	0.2%	0.6%
Total consumer loans	2,816	2.8%	16.3%	4,749	4.1%	16.2%	5,971	9.8%	18.3%
Total	$99,084	100.0%	100.0%	$114,379	100.0%	100.0%	$61,082	100.0%	100.0%

	At December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$20,779	35.4%	37.0%	$20,089	34.3%	38.0%
Multi-family mortgage	5,915	10.1%	13.4%	5,667	9.7%	13.3%
Construction	1,494	2.5%	2.7%	1,356	2.3%	2.4%
Total commercial real estate loans	28,188	48.0%	53.1%	27,112	46.3%	53.7%
Commercial	14,047	23.9%	11.7%	15,366	26.2%	12.3%
Equipment financing	10,888	18.6%	15.6%	10,586	18.1%	15.1%
Condominium association	347	0.6%	0.8%	381	0.7%	0.9%
Total commercial loans and leases	25,282	43.1%	28.1%	26,333	45.0%	28.3%
Residential mortgage	3,076	5.2%	12.4%	2,743	4.7%	11.5%
Home equity	2,047	3.5%	6.0%	2,219	3.8%	6.2%
Other consumer	99	0.2%	0.4%	185	0.2%	0.3%
Total consumer loans	5,222	8.9%	18.8%	5,147	8.7%	18.0%
Total	$58,692	100.0%	100.0%	$58,592	100.0%	100.0%

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
Cash, cash equivalents, and investment securities decreased $132.7 million, or 11.2%, to $1.0 billion as of December 31, 2021 from $1.2 billion as of December 31, 2020. The decrease was primarily driven by a decrease in short-term investments and investment securities available-for-sale. Cash, cash equivalents, and investment securities were 12.19% of total assets as of December 31, 2021, compared to 13.21% of total assets at December 31, 2020.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$219,723	$217,505	$273,820	$278,645	$182,922	$185,803
GSE CMOs	27,892	28,139	44,937	46,028	87,001	85,932
GSE MBSs	196,930	199,772	312,658	323,609	153,049	153,343
SBA commercial loan asset- backed securities	—	—	—	—	34	34
Corporate debt obligations	22,178	22,683	22,299	23,467	28,484	28,986
U.S. Treasury bonds	253,878	252,268	70,339	73,577	44,675	44,897
Foreign government obligations	500	499	500	496	—	—
Total investment securities available-for-sale	$721,101	$720,866	$724,553	$745,822	$496,165	$498,995
Investment securities held-to-maturity:
GSE debentures	$—	$—	$—	$—	$31,228	$31,290
GSE MBSs	—	—	—	—	9,360	9,279
Municipal obligations	—	—	—	—	45,692	46,514
Foreign government obligations	—	—	—	—	500	478
Total investment securities held-to-maturity	$—	$—	$—	$—	$86,780	$87,561
Equity securities held-for-trading	$—	$—	$—	$526	$—	$3,581
Restricted equity securities:
FHLBB stock	$10,488		$31,293		$35,482
FRB stock	18,241		18,241		18,084
Other	252		252		252
Total restricted equity securities	$28,981		$49,786		$53,818
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio decreased $46.3 million, or 5.8% since December 31, 2020. As of December 31, 2021, total securities portfolio was 8.72% of total assets, compared to 8.90% of total assets as of December 31, 2020.
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's equity securities held-for-trading are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, U.S. Government-sponsored enterprises ("GSE") residential mortgage backed securities ("MBSs") and collateralized mortgage obligations ("CMOs"), trust preferred securities, and equity securities held-for-trading, all of which are included in Level 1 and 2.
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
As of December 31, 2021, the fair value of all investment securities available-for-sale was $720.9 million and carried a total of $0.2 million of net unrealized losses, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of December 31, 2021, $353.8 million, or 49.1%, of the portfolio, had gross unrealized losses of $7.9 million. This compares to $86.9 million, or 11.7%, of the portfolio with gross unrealized losses of $0.7 million as of December 31, 2020. The Company's unrealized loss position decreased in 2021 driven by a change in the portfolio mix from shorter duration MBS to longer duration U.S. Treasury bonds. For additional discussion on investment securities available-for-sale by security type, see Note 4, "Investment Securities."
The Company reviews its debt securities portfolio on a quarterly basis in accordance with ASC 326. This analysis is done using probability of default and loss given default assumptions where a model is created to determine CECL for the remaining life of the securities. For the year ended December 31, 2021, the company did not recognize an amount as allowance or provision for credit loss. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
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
Maturities, calls and principal repayments for investment securities available-for-sale totaled $184.2 million for the year ended December 31, 2021 compared to $214.6 million for the same period in 2020. For the year ended December 31, 2021, the Company sold $39.7 million of investment securities available for sale, compared to $142.7 million for the same period in 2020. For the year ended December 31, 2021, the Company purchased $233.1 million of investment securities available-for-sale, compared to $503.5 million for the same period in 2020.
For the year ended December 31, 2021, the Company did not own investment securities held-to-maturity. Maturities, calls and principal repayments for investment securities held-to-maturity totaled $6.3 million for the year ended December 31, 2020. The Company did not make any sales or purchases of investment securities held-to-maturity for the year ended December 31, 2020. During the three months ended March 31, 2020, all held-to-maturity securities were transferred to the available-for-sale portfolio.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of December 31, 2021, the excess balance of capital stock is $0.1 million, compared to $1.0 million at December 31, 2020.
As of December 31, 2021, the Company owned stock in the FHLBB with a carrying value of $10.5 million, a decrease of $20.8 million from $31.3 million as of December 31, 2020. As of December 31, 2021, the FHLBB had total assets of $32.5 billion and total capital of $2.5 billion, of which $1.5 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2021 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2021. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2021, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2021
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$41,259	2.00%	$60,476	2.29%	$106,153	1.16%	$9,617	2.00%	$217,505	1.67%
GSE CMOs	—	—%	—	—%	1,156	1.47%	26,983	1.76%	28,139	1.75%
GSE MBSs	294	1.94%	2,291	1.79%	26,355	1.98%	170,832	1.98%	199,772	1.98%
Corporate debt obligations	8,073	2.42%	14,610	2.59%	—	—%	—	—%	22,683	2.53%
U.S. Treasury bonds	4,058	2.24%	64,551	1.49%	183,659	1.26%	—	—%	252,268	1.33%
Foreign government obligations	499	—%	—	—%	—	—%	—	—%	499	3.25%
Total investment securities available-for-sale	$54,183	2.09%	$141,928	1.95%	$317,323	1.29%	$207,432	1.96%	$720,866	1.67%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$10,488	1.68%	$10,488	1.68%
FRB stock	—	—%	—	—%	—	—%	18,241	6.00%	18,241	6.00%
Other stock	—	—%	—	—%	—	—%	252	—%	252	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$28,981	4.38%	$28,981	4.38%
_______________________________________________________________________________
(1) Yields have been calculated on a pre-tax basis. The Company holds no investment securities available-for-sale that are tax-exempt.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2021			2020			2019
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,888,462	26.8%	—%	$1,592,205	23.0%	—%	$1,141,578	19.6%	—%
Interest-bearing deposits:
NOW accounts	604,097	8.6%	0.08%	513,948	7.4%	0.09%	371,380	6.4%	0.11%
Savings accounts	915,804	13.0%	0.09%	701,659	10.2%	0.13%	613,467	10.5%	0.46%
Money market accounts	2,358,306	33.5%	0.26%	2,018,977	29.2%	0.31%	1,682,005	28.9%	1.15%
Certificate of deposit accounts	1,117,695	15.9%	0.71%	1,389,998	20.1%	1.44%	1,671,738	28.7%	2.28%
Brokered deposit accounts	165,542	2.3%	0.04%	693,909	10.0%	0.39%	349,904	6.0%	2.18%
Total interest-bearing deposits	5,161,444	73.2%	0.13%	5,318,491	77.0%	0.57%	4,688,494	80.4%	1.46%
Total deposits	$7,049,906	100.0%	0.22%	$6,910,696	100.0%	0.44%	$5,830,072	100.0%	1.17%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 101.5% as of December 31, 2021, compared to 105.2% as of December 31, 2020.
Total deposits increased $0.1 billion, or 2.0%, to $7.0 billion as of December 31, 2021, compared to $6.9 billion as of December 31, 2020. Deposits as a percentage of total assets increased from 77.3% as of December 31, 2020 to 82.0% as of December 31, 2021. The increase in deposits as a percentage of total assets is primarily due to the growth in the core deposit accounts. The decreases in certificate of deposit and brokered deposit accounts were offset by increases in the core deposit accounts.
In 2021, core deposits increased $0.9 billion. The ratio of core deposits to total deposits increased from 69.8% as of December 31, 2020 to 81.8% as of December 31, 2021, as a result of increases in all core deposit accounts.

Certificate of deposit accounts decreased $272.3 million to $1.1 billion as of December 31, 2021, compared to $1.4 billion as of December 31, 2020. Certificate of deposit accounts decreased as a percentage of total deposits to 15.9% as of December 31, 2021 from 20.1% as of December 31, 2020. In 2021 and 2020, respectively, the Company's deposit mix shifted as a result of increased deposits in the Company's cash management business as well as certain deposit growth generation activities. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.

Brokered deposits decreased $528.4 million to $165.5 million as of December 31, 2021, compared to $693.9 million as of December 31, 2020. Brokered deposits decreased as a percentage of total deposits to 2.3% as of December 31, 2021 from 10.0% as of December 31, 2020. The decrease in brokered deposits was primarily driven by the maturity of brokered certificate of deposits. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2021			2020			2019
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,787,959	25.8%	—%	$1,451,556	22.5%	—%	$1,070,859	18.9%	—%
NOW accounts	502,189	7.3%	0.10%	408,374	6.3%	0.12%	339,275	6.0%	0.13%
Savings accounts	793,141	11.5%	0.12%	670,217	10.4%	0.22%	608,022	10.7%	0.48%
Money market accounts	2,288,740	33.1%	0.27%	1,817,085	28.2%	0.52%	1,682,676	29.7%	1.26%
Total core deposits	5,372,029	77.6%	0.14%	4,347,232	67.5%	0.40%	3,700,832	65.4%	0.66%
Certificate of deposit accounts	1,210,451	17.5%	0.97%	1,577,104	24.5%	1.92%	1,611,389	28.5%	2.25%
Brokered deposit accounts	338,734	4.9%	0.38%	512,803	8.0%	1.28%	344,961	6.1%	2.54%
Total deposits	$6,921,214	100.0%	0.30%	$6,437,139	100.0%	0.75%	$5,657,182	100.0%	1.23%
As of December 31, 2021 and 2020, the Company had outstanding certificate of deposit of $250,000 or more, maturing as follows:

	At December 31,
	2021		2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$182,082	0.58%	$222,432	1.66%
Over six months through 12 months	125,888	0.66%	150,779	1.32%
Over 12 months	51,377	1.86%	69,743	2.02%
Total certificate of deposit of $250,000 or more	$359,347	0.79%	$442,954	1.60%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$404,814	$1,033,643	$920,385
Maximum amount outstanding at any month end during the year	686,346	1,406,669	987,835
Balance outstanding at end of year	357,321	820,247	902,749
Weighted average interest rate for the period	2.06%	1.73%	2.65%
Weighted average interest rate at end of period	1.70%	1.51%	2.53%
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
FHLBB borrowings decreased $500.9 million to $147.9 million as of December 31, 2021 from $648.8 million as of December 31, 2020. The decrease in FHLBB borrowings was primarily due to maturing advances from the FHLBB.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased
$37.8 million to $95.5 million as of December 31, 2021 from $57.7 million as of December 31, 2020.

The Company has access to a $12.0 million committed line of credit as of December 31, 2021. As of December 31, 2021 and December 31, 2020, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $700.0 million. As of
December 31, 2021, the Company had $30.0 million in borrowings on outstanding uncommitted lines compared to December 31, 2020, when the Company had $30.0 million borrowings on outstanding uncommitted lines.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2021, the Company had capitalized costs of $0.8 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2022	$4,868	$4,848
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2022	4,802	4,772
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,227	74,126
			Total	$83,897	$83,746

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

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2021 and 2020:

	At December 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$1,324,608	$1,214,146
Pay fixed, receive variable	1,324,608	1,214,146
Risk participation-out agreements	288,374	252,655
Risk participation-in agreements	77,016	60,619
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$2,004	$1,266
Sells foreign currency, buys U.S. currency	2,006	1,273
Fixed weighted average interest rate from the Company to counterparty	2.85%	3.07%
Floating weighted average interest rate from counterparty to the Company	0.78%	0.99%
Weighted average remaining term to maturity (in months)	82	85
Fair value:
Recognized as an asset:
Interest rate derivatives	$43	$8
Loan level derivatives	73,462	131,328
Risk participation-out agreements	1,236	1,843
Foreign exchange contracts	9	156
Recognized as a liability:
Interest rate derivatives	$1	$—
Loan level derivatives	73,462	131,328
Risk participation-in agreements	207	361
Foreign exchange contracts	7	148
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $995.3 million as of December 31, 2021, representing a $53.6 million increase compared to $941.8 million at December 31, 2020. The increase primarily reflects net income attributable to the Company of $115.4 million, partially offset by dividends paid by the Company of $37.5 million for the twelve months ended December 31, 2021, unrealized gain on securities available-for-sale of $16.6 million and a reduction of $10.0 million due to repurchase shares of treasury stock.
For the year ended December 31, 2021, the dividend payout ratio was 32.5%, compared to 76.4% for the year ended December 31, 2020. The dividends paid in the fourth quarter of 2021 represented the Company's 91st consecutive quarter of dividend payments. The Company's quarterly dividend distribution for each quarter was $0.115, $0.120, $0.120, and $0.125 respectively per share for 2021.
On December 4, 2019, the Company's Board of Directors (the "Board") approved a stock repurchase program (the "Program") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020. On March 9, 2020, the Board approved an increase in the repurchase amount of $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the Program. On October 28, 2020, the Board authorized the resumption of the Program. In 2020, 1,715,730 shares of the Company's common stock were repurchased by the Company at a weighted average price of $11.66.
On January 27, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021. As of September 30, 2021, 690,253 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.46.
On November 10, 2021, the Company received regulatory approval for the stock repurchase program approved by the Board on October 27, 2021, authorizing management to repurchase up to $20.0 million of total outstanding shares of the Company’s common stock, commencing on November 15, 2021 and ending on December 31, 2022.

Stockholders' equity represented 11.57% of total assets as of December 31, 2021 and 10.53% of total assets as of December 31, 2020. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.87% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2021 and 8.86% as of December 31, 2020.

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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2021, 2020 and 2019. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$729,147	$12,178	1.67%	$750,689	$13,823	1.84%	$585,360	$12,483	2.13%
Marketable and restricted equity securities	34,074	1,172	3.44%	61,873	2,862	4.63%	59,751	3,516	5.88%
Short-term investments	217,784	252	0.12%	186,617	413	0.22%	71,090	1,523	2.14%
Total investments	981,005	13,602	1.39%	999,179	17,098	1.71%	716,201	17,522	2.45%
Commercial real estate loans (2)	3,854,357	139,451	3.57%	3,781,201	148,438	3.86%	3,492,848	164,082	4.63%
Commercial loans (2)	1,020,627	47,647	4.61%	1,140,699	41,391	3.57%	817,347	39,839	4.81%
Equipment financing (2)	1,081,287	71,906	6.65%	1,074,561	75,563	7.03%	1,012,698	74,066	7.31%
Residential mortgage loans (2)	788,614	27,933	3.54%	810,855	31,392	3.87%	783,556	32,926	4.20%
Other consumer loans (2)	369,326	11,209	3.03%	402,672	13,255	3.28%	414,730	19,835	4.78%
Total loans and leases	7,114,211	298,146	4.19%	7,209,988	310,039	4.30%	6,521,179	330,748	5.07%
Total interest-earning assets	8,095,216	311,748	3.85%	8,209,167	327,137	3.99%	7,237,380	348,270	4.81%
Allowance for loan and lease losses	(110,122)			(105,824)			(58,871)
Non-interest-earning assets	533,106			580,226			476,125
Total assets	$8,518,200			$8,683,569			$7,654,634
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$502,189	493	0.10%	$408,374	484	0.12%	$339,275	436	0.13%
Savings accounts	793,141	950	0.12%	670,217	1,503	0.22%	608,022	2,900	0.48%
Money market accounts	2,288,740	6,214	0.27%	1,817,085	9,519	0.52%	1,682,676	21,206	1.26%
Certificate of deposit accounts	1,210,451	11,758	0.97%	1,577,104	30,355	1.92%	1,611,389	36,326	2.25%
Brokered deposit accounts	338,734	1,298	0.38%	512,803	6,565	1.28%	344,961	8,747	2.54%
Total interest-bearing deposits (3)	5,133,255	20,713	0.40%	4,985,583	48,426	0.97%	4,586,323	69,615	1.52%
Advances from the FHLBB	232,175	3,302	1.40%	859,389	12,842	1.47%	757,598	18,701	2.43%
Subordinated debentures and notes	83,821	4,967	5.93%	83,667	5,038	6.02%	83,511	5,206	6.23%
Other borrowed funds	88,818	174	0.20%	90,587	348	0.38%	79,276	804	1.01%
Total borrowed funds	404,814	8,443	2.06%	1,033,643	18,228	1.73%	920,385	24,711	2.65%
Total interest-bearing liabilities	5,538,069	29,156	0.53%	6,019,226	66,654	1.11%	5,506,708	94,326	1.71%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,787,959			1,451,556			1,070,859
Other non-interest-bearing liabilities	224,634			276,712			159,690
Total liabilities	7,550,662			7,747,494			6,737,257
Brookline Bancorp, Inc. stockholders' equity	967,538			936,075			917,286
Noncontrolling interest in subsidiary	—			—			91
Total liabilities and equity	$8,518,200			$8,683,569			$7,654,634
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		282,592	3.32%		260,483	2.88%		253,944	3.10%
Less adjustment of tax-exempt income		219			320			644
Net interest income		$282,373			$260,163			$253,300
Net interest margin (5)			3.49%			3.17%			3.51%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.30%, 0.75% and 1.23% in the years ended December 31, 2021, 2020 and 2019, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2021 and December 31, 2020" and "Comparison of Years Ended December 31, 2020 and December 31, 2019" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020			Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(390)	$(1,255)	$(1,645)	$3,195	$(1,855)	$1,340
Marketable and restricted equity securities	(1,075)	(615)	(1,690)	120	(774)	(654)
Short-term investments	57	(218)	(161)	1,044	(2,154)	(1,110)
Total investments	(1,408)	(2,088)	(3,496)	4,359	(4,783)	(424)
Loans and leases:
Commercial real estate loans	2,651	(11,638)	(8,987)	12,654	(28,298)	(15,644)
Commercial loans and leases	(4,637)	10,893	6,256	13,212	(11,660)	1,552
Equipment financing	468	(4,125)	(3,657)	4,406	(2,909)	1,497
Residential mortgage loans	(842)	(2,617)	(3,459)	1,117	(2,651)	(1,534)
Other consumer loans	(1,065)	(981)	(2,046)	(558)	(6,022)	(6,580)
Total loans	(3,425)	(8,468)	(11,893)	30,831	(51,540)	(20,709)
Total change in interest and dividend income	(4,833)	(10,556)	(15,389)	35,190	(56,323)	(21,133)
Interest expense:
Deposits:
NOW accounts	100	(91)	9	84	(36)	48
Savings accounts	226	(779)	(553)	280	(1,677)	(1,397)
Money market accounts	2,027	(5,332)	(3,305)	1,582	(13,269)	(11,687)
Certificate of deposit accounts	(5,945)	(12,652)	(18,597)	(756)	(5,215)	(5,971)
Brokered deposit accounts	(1,715)	(3,552)	(5,267)	3,224	(5,406)	(2,182)
Total deposits	(5,307)	(22,406)	(27,713)	4,414	(25,603)	(21,189)
Borrowed funds:
Advances from the FHLBB	(8,956)	(584)	(9,540)	2,205	(8,064)	(5,859)
Subordinated debentures and notes	9	(80)	(71)	10	(178)	(168)
Other borrowed funds	(7)	(167)	(174)	101	(557)	(456)
Total borrowed funds	(8,954)	(831)	(9,785)	2,316	(8,799)	(6,483)
Total change in interest expense	(14,261)	(23,237)	(37,498)	6,730	(34,402)	(27,672)
Change in tax-exempt income	(101)	—	(101)	(324)	—	(324)
Change in net interest income	$9,529	$12,681	$22,210	$28,784	$(21,921)	$6,863
See "Comparison of Years Ended December 31, 2021 and December 31, 2020" and "Comparison of Years Ended December 31, 2020 and December 31, 2019" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2021 and December 31, 2020
Net Interest Income
Net interest income increased $22.2 million to $282.4 million for the year ended December 31, 2021 from $260.2 million for the year ended December 31, 2020. The increase year over year reflects a $11.9 million decrease in interest income on loans and leases, along with a $3.4 million decrease in interest income on debt securities, offset by a $37.5 million decrease in interest expense on deposit and borrowings, which is reflective of the sustained, low interest rate environment. This was then offset by income from participation in the PPP.
Net interest margin increased by 32 basis points to 3.49% in 2021 from 3.17% in 2020, of which 15 basis points is attributed to additional fee income from the PPP. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.19% for the year ended December 31, 2021 from 4.30% for the year ended December 31, 2020. The increase in net interest margin over the period is a result of the Company's asset sensitive positioning as interest rates remained at low levels.
The yield on interest-earning assets decreased to 3.85% for the year ended December 31, 2021 from 3.99% for the year ended December 31, 2020. This decrease is the result of lower yields on loans and leases. The Company recorded $5.9 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets for the year ended December 31, 2021 compared to $4.5 million, or 5 basis points, for the year ended December 31, 2020.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 58 basis points to 0.53% for the year ended December 31, 2021 from 1.11% for the year ended December 31, 2020. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to assets sensitive to changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and remained low throughout 2021. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$139,451	$148,438	$(8,987)	(6.1)%
Commercial loans	47,426	41,150	6,276	15.3%
Equipment financing	71,906	75,563	(3,657)	(4.8)%
Residential mortgage loans	27,933	31,392	(3,459)	(11.0)%
Other consumer loans	11,211	13,255	(2,044)	(15.4)%
Total interest income—loans and leases	$297,927	$309,798	$(11,871)	(3.8)%
Interest income from loans and leases was $297.9 million for 2021, and represented a yield on total loans of 4.19%. This compares to $309.8 million of interest on loans and a yield of 4.30% for 2020. The $11.9 million decrease in interest income from loans and leases was primarily due to a decrease of $3.4 million in origination volume, and a decrease of $8.5 million related to interest rates changes.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$12,178	$13,758	$(1,580)	(11.5)%
Marketable and restricted equity securities	1,172	2,848	(1,676)	(58.8)%
Short-term investments	252	413	(161)	(39.0)%
Total interest income—investments	$13,602	$17,019	$(3,417)	(20.1)%
Total investment income was $13.6 million for the year ended December 31, 2021 compared to $17.0 million for the year ended December 31, 2020. As of December 31, 2021, the yield on total investments was 1.39% compared to 1.71% as of December 31, 2020. This year over year decrease in total investment income of $3.4 million, or 20.1%, was driven by a $2 million decrease due to rates and a $1.4 million decrease due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$493	$484	$9	1.9%
Savings accounts	950	1,503	(553)	(36.8)%
Money market accounts	6,214	9,519	(3,305)	(34.7)%
Certificate of deposit accounts	11,758	30,355	(18,597)	(61.3)%
Brokered deposit accounts	1,298	6,565	(5,267)	(80.2)%
Total interest expense—deposits	20,713	48,426	(27,713)	(57.2)%
Borrowed funds:
Advances from the FHLBB	3,302	12,842	(9,540)	(74.3)%
Subordinated debentures and notes	4,967	5,038	(71)	(1.4)%
Other borrowed funds	174	348	(174)	(50.0)%
Total interest expense—borrowed funds	8,443	18,228	(9,785)	(53.7)%
Total interest expense	$29,156	$66,654	$(37,498)	(56.3)%
Deposits
In 2021, interest paid on deposits decreased $27.7 million, or 57.2%, compared to 2020. The decrease in interest expense on deposits was driven by a decrease of $22.4 million due to lower interest rates and a decrease of $5.3 million primarily driven by lower certificate of deposit balances. There were no purchase accounting amortizations on acquired deposits for the year ended December 31, 2021, compared to $44.0 thousand for the year ended December 31, 2020. Purchase accounting amortization had no impact on the Company's net interest margin.
Borrowed Funds
As of December 31, 2021, the Company's borrowed funds include: $147.9 million in FHLBB advances, $83.9 million in subordinated debentures and notes, and $125.5 million in other borrowed funds. In 2021, the average balance of FHLBB advances decreased $627.2 million, or 73.0%, while the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%. The average balance of other borrowed funds, which includes repurchase agreements, decreased $1.8 million, or 2.0%, for the year ended December 31, 2021.
During the year ended December 31, 2021, interest paid on borrowed funds decreased $9.8 million, or 53.7% year over year. The cost of borrowed funds increased to 2.06% for the year ended December 31, 2021 from 1.73% for the year ended December 31, 2020. The decrease in interest expense was driven by a decrease of $9.0 million due to volume and a decrease of $0.8 million due to borrowing rates. For the year ended December 31, 2021, purchase accounting accretion was $51.0 thousand compared to $54.0 thousand for the year ended December 31, 2020. Purchase accounting accretion had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Provision for credit losses:
Commercial real estate	$(10,903)	$41,573
Commercial	3,480	17,050
Consumer	(2,138)	1,003
Total provision (credit) for loan and lease losses	(9,561)	59,626
Unfunded credit commitments	1,724	2,260
Total provision (credit) for credit losses	$(7,837)	$61,886
For the year ended December 31, 2021, the provision for credit losses decreased $69.7 million to a credit of $7.8 million from $61.9 million for the year ended December 31, 2020. The significant provision in 2020 was primarily driven by increased credit risk associated with the COVID-19 pandemic. The significant decrease in the 2021 provision was primarily driven by improvements in the economic forecasts used in the CECL estimate, which was partially offset by $5.7 million in charge-offs in 2021.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Deposit fees	$10,578	$9,050	$1,528	16.9%
Loan fees	2,095	2,048	47	2.3%
Loan level derivative income, net	4,680	4,268	412	9.7%
(Loss) gain on sales of investment securities, net	(38)	1,970	(2,008)	(101.9)%
Gain on sales of loans and leases	3,737	1,118	2,619	234.3%
Other	5,937	6,190	(253)	(4.1)%
Total non-interest income	$26,989	$24,644	$2,345	9.5%
For the year ended December 31, 2021, non-interest income increased $2.3 million, or 9.5%, to $27.0 million compared to $24.6 million for the same period in 2020. The increase was primarily driven by increases of $2.6 million in gain on sales of loans and leases, $1.5 million in deposit fees and $0.4 million in loan level derivative income, net, partially offset by a decrease of $2.0 million in gain on sales of investment securities and a decrease of $0.3 million in other income.
Gain on sales of loans and leases increased $2.6 million, or 234.3%, to $3.7 million for the year ended December 31, 2021 from $1.1 million for the same period in 2020, primarily driven by an increase in loan participations in 2021.
Deposit fees increased $1.5 million, or 16.9%, to $10.6 million for the year ended December 31, 2021 from $9.1 million for the same period in 2020, primarily driven by higher debit card fees, foreign exchange incoming wire income, ATM fees and account service fees.

For the year ended December 31, 2021, gain on sales of investment securities decreased $2.0 million, or 101.9%, and the Company recognized a loss of $38.0 thousand compared to a gain of $2.0 million for the same period in 2020, primarily driven by a $3.2 million gain on sales of investment securities offset by a $1.3 million loss on equity securities held-for-trading primarily driven by a sale of equity securities in 2020 compared to a $32 thousand loss on four investment securities sold in 2021.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Compensation and employee benefits	$106,786	$100,985	$5,801	5.7%
Occupancy	14,961	15,386	(425)	(2.8)%
Equipment and data processing	18,322	17,345	977	5.6%
Professional services	4,694	5,157	(463)	(9.0)%
FDIC insurance	2,980	4,229	(1,249)	(29.5)%
Advertising and marketing	4,167	4,126	41	1.0%
Amortization of identified intangible assets	876	1,271	(395)	(31.1)%
Other	9,822	12,345	(2,523)	(20.4)%
Total non-interest expense	$162,608	$160,844	$1,764	1.1%
For the year ended December 31, 2021, non-interest expense increased $1.8 million, or 1.1%, to $162.6 million compared to $160.8 million for the same period in 2020. The increase was primarily driven by an increase of $5.8 million in compensation and employee benefits and an increase of $1.0 million in equipment and data processing, partially offset by decreases of $2.5 million in other expense, $1.2 million in FDIC insurance, $0.5 million in professional services, $0.4 million in occupancy, and $0.4 million in amortization of identified intangible assets.
The efficiency ratio decreased to 52.56% for the year ended December 31, 2021 from 56.47% for the same period in 2020. The decrease year over year was primarily driven by higher net interest income and non-interest income, offset by higher non-interest expense in 2021.
Compensation and employee benefits increased $5.8 million, or 5.7%, to $106.8 million for the year ended December 31, 2021 from $101.0 million for the same period in 2020. The increase was primarily driven by increases in employee headcount, salaries and incentive bonuses, partially offset by a decrease in retirement plan benefits.
Equipment and data processing increased $1.0 million, or 5.6%, to $18.3 million for the year ended December 31, 2021 from $17.3 million for the same period in 2020. The increase was primarily driven by higher software licenses and subscriptions expense and higher computer equipment depreciation expense, partially offset by lower core processing expense.
Other expense decreased $2.5 million, or 20.4%, to $9.8 million for the year ended December 31, 2021 from $12.3 million for the same period in 2020. The decrease was primarily driven by a gain of $2.2 million on the sale of other real estate owned property in the second quarter of 2021, decreases in write-down of other repossessed assets, loan workout expense, customer losses and charge offs, and telephone expense, partially offset by a decrease in loan expense deferred costs and increases in commissions paid to a third party for new leases, correspondent bank fees, appraisal search expense, and recruiting expense.
FDIC insurance expense decreased $1.2 million, or 29.5%, to $3.0 million for the year ended December 31, 2021 from $4.2 million for the same period in 2020. The decrease was primarily driven by lower bank assessment fees from the FDIC.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(Dollars in Thousands)
Income before provision for income taxes	$154,591	$62,077	$92,514	149.0%
Provision for income taxes	39,151	14,442	24,709	171.1%
Net income, before non-controlling interest in subsidiary	$115,440	$47,635	$67,805	142.3%
Effective tax rate	25.3%	23.3%	N/A	8.6%
The Company recorded income tax expense of $39.2 million for 2021, compared to $14.4 million for 2020. This represents an effective tax rate of 25.3% and 23.3% for 2021 and 2020, respectively. The increase in the Company's effective tax rate was primarily driven by the NOL carryback rules seen in the CARES Act in 2020. The Company filed amended returns to take advantage of this one-off event in 2020.
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

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$13,758	$12,281	$1,477	12.0%
Held-for-trading and restricted equity securities	2,848	3,477	(629)	(18.1)%
Short-term investments	413	1,523	(1,110)	(72.9)%
Total interest income—investments	$17,019	$17,281	$(262)	(1.5)%
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
Deposits
In 2020, interest paid on deposits decreased $21.2 million, or 30.4%, as compared to 2019. The decrease in interest expense on deposits was driven by a decrease of $25.6 million due to lower interest rates, partially offset by an increase of $4.4 million due to the growth in deposits. Purchase accounting amortization on acquired deposits for the year ended December 31, 2020 was $44.0 thousand, compared to $382.0 thousand for the year ended December 31, 2019. Purchase accounting amortization had no impact on the Company's net interest margin in 2020, compared to 1 basis point in 2019.
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
During the year ended December 31, 2020, interest paid on borrowed funds decreased $6.5 million, or 26.2% year over year. The cost of borrowed funds decreased to 1.73% for the year ended December 31, 2020 from 2.65% for the year ended December 31, 2019. The decrease in interest expense was driven by a decrease of $8.8 million due to borrowing rates, partially offset by an increase of $2.3 million due to volume. For the years ended December 31, 2020, there was purchase accounting accretion of $54.0 thousand compared to accretion of $58.0 thousand for the year ended December 31, 2019. Purchase accounting accretion had no impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
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
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(Dollars in Thousands)
Deposit fees	$9,050	$10,623	$(1,573)	(14.8)%
Loan fees	2,048	2,097	(49)	(2.3)%
Loan level derivative income, net	4,268	8,262	(3,994)	(48.3)%
Gain on sales of investment securities, net	1,970	508	1,462	287.8%
Gain on sales of loans and leases	1,118	1,709	(591)	(34.6)%
Other	6,190	6,594	(404)	(6.1)%
Total non-interest income	$24,644	$29,793	$(5,149)	(17.3)%
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

Gain on sales of loans and leases decreased $0.6 million, or 34.6%, to $1.1 million for the year ended December 31, 2020 from $1.7 million for the same period in 2019, primarily driven by a decrease in loan sale volume with servicing released and servicing retained.
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
Deposits, which are considered the most stable source of liquidity, totaled $7.0 billion as of December 31, 2021 and represented 95.2% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.9 billion, or 89.4% of total funding, as of December 31, 2020. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.8 billion as of December 31, 2021 and represented 81.8% of total deposits, compared to core deposits of $4.8 billion, or 69.8% of total deposits, as of December 31, 2020. Additionally, the Company had $165.5 million of brokered deposits as of December 31, 2021, which represented 2.3% of total deposits, compared to $693.9 million or 10.0% of total deposits, as of December 31, 2020. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $357.3 million as of December 31, 2021, representing 4.8% of total funding, compared to $820.2 million, or 10.6% of total funding, as of December 31, 2020.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2021, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.7 billion compared to $1.9 billion as of December 31, 2020, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2021, the Banks also have access to funding through certain uncommitted lines of credit of $700.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2021.
The Company has access to the FRB's "discount window" to supplement its liquidity. The Company has $177.0 million of borrowing capacity at the FRB as of December 31, 2021. As of December 31, 2021, the Company did not have any borrowings with the FRB outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 5% and 15% of total assets. As of December 31, 2021, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 12.2% of total assets. This compares to $1.2 billion, or 13.2% of total assets as of December 31, 2020.

While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2021 and 2020, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company and the Banks exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See "Supervision and Regulation" in Item 1 and Note 19, "Regulatory Capital Requirements", for the Company's and the Banks' actual and required capital amounts and ratios.
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2021:
Advances from the FHLBB	$114,798	$24,400	$1,418	$7,291	$147,907
Subordinated debentures and notes	—	—	—	83,897	83,897
Other borrowed funds	125,517	—	—	—	125,517
Loan commitments (1)	2,004,618	—	—	—	2,004,618
Occupancy lease commitments (2)	6,137	8,869	3,961	3,537	22,504
Service provider contracts (3)	29,964	89,926	61,560	30,122	211,572
Postretirement benefit obligations (4)	581	2,050	1,793	14,078	18,502
	$2,281,615	$125,245	$68,732	$138,925	$2,614,517
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2021.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2021, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2021		December 31, 2020
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$27,487	10.2%	$19,249	7.1%
Up 200 basis points ramp	16,549	6.1%	10,698	3.9%
Up 100 basis points ramp	10,875	4.0%	5,193	1.9%
Down 100 basis points ramp	(4,340)	(1.6)%	(5,999)	(2.2)%
The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 10.2% as of December 31, 2021, compared to a positive 7.1% as of December 31, 2020. The increase in net interest income sensitivity was due to a shift in funding as an influx of non-maturity deposits were used to pay down short wholesale borrowings, certificate of deposits, and brokered deposits.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2021, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2021	At December 31, 2020
Up 300 basis points	8.2%	11.2%
Up 200 basis points	5.8%	8.3%
Up 100 basis points	3.7%	5.4%
Down 100 basis points	(9.4)%	(13.6)%
The Company's EVE asset sensitivity decreased from December 31, 2020 to December 31, 2021 due to a decrease in cash balances and an extension in both investment and loan portfolios.
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2021.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$261,472	$—	$—	$—	$—	$261,472
Weighted average rate	0.06%	—%	—%	—%	—%	0.06%
Investment securities (1) (3)	121,840	96,552	57,947	118,794	325,733	720,866
Weighted average rate	2.53%	2.72%	2.84%	1.83%	2.33%	2.38%
Commercial real estate loans (1)	2,180,608	504,114	397,887	633,350	387,082	4,103,041
Weighted average rate	2.85%	4.22%	4.08%	3.80%	3.37%	3.33%
Commercial loans and leases (1)	926,306	359,889	260,105	285,474	55,361	1,887,135
Weighted average rate	5.06%	6.25%	6.10%	4.68%	5.38%	5.38%
Consumer loans (1)	656,200	142,282	109,209	133,392	123,199	1,164,282
Weighted average rate	3.24%	3.73%	3.74%	3.60%	3.40%	3.40%
Total interest-earning assets	4,146,426	1,102,837	825,148	1,171,010	891,375	8,136,796
Weighted average rate	3.22%	4.69%	4.58%	3.79%	3.12%	3.63%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$604,097	$604,097
Weighted average rate	—%	—%	—%	—%	0.08%	0.08%
Savings accounts	—	—	—	—	915,804	915,804
Weighted average rate	—%	—%	—%	—%	0.09%	0.09%
Money market savings accounts	2,358,306	—	—	—	—	2,358,306
Weighted average rate	0.26%	—%	—%	—%	—%	0.26%
Certificates of deposit (1)	926,111	128,714	32,603	30,267	—	1,117,695
Weighted average rate	0.54%	1.35%	2.33%	1.19%	—%	0.71%
Brokered deposits	165,542	—	—	—	—	165,542
Weighted average rate	0.04%	—%	—%	—%	—%	0.04%
Borrowed funds (1)	250,935	23,938	1,757	2,541	78,150	357,321
Weighted average rate	0.36%	0.58%	1.12%	1.49%	1.60%	0.66%
Total interest-bearing liabilities	3,700,894	152,652	34,360	32,808	1,598,051	5,518,765
Weighted average rate	0.33%	1.23%	2.27%	1.21%	0.16%	0.33%
Interest sensitivity gap (2)	$445,532	$950,185	$790,788	$1,138,202	$(706,676)	$2,618,031
Cumulative interest sensitivity gap	$445,532	$1,395,717	$2,186,505	$3,324,707	$2,618,031
Cumulative interest sensitivity gap as a percentage of total assets	5.18%	16.22%	25.42%	38.65%	30.43%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	5.48%	17.15%	26.87%	40.86%	32.18%
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

As of December 31, 2021, interest-earning assets maturing or repricing within one year amounted to $4.1 billion and interest-bearing liabilities maturing or repricing within one year amounted to $3.7 billion, resulting in a cumulative one-year positive gap position of $445.5 million or 5.48% of total interest-earning assets. As of December 31, 2020, the Company had a cumulative one-year negative gap position of $330.0 million, or (3.90)% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2020 was due to shift in funding mix from short wholesale borrowings, certificate of deposits, and brokered deposits to non-maturity deposit products.
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
Item 8.    Financial Statements and Supplementary Data
The following financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial and Strategy Officer (Principal Financial Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Strategy Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Financial and Strategy Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2021 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "Proxy Statement").
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185
The information required by this item is incorporated herein by reference to the Proxy Statement.

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
10.10
Second Amendment to the Employment Agreement, dated March 10, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 10, 2021).

10.11	Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault.
10.12	Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Michael W. McCurdy.

Exhibit	Description
10.13	Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Carl M. Carlson.
10.14	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 13, 2021.
10.15
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

Date: February 25, 2022	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, Chairman and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Co-President, Chief Financial and Strategy Officer (Principal Financial Officer)
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ JOANNE CHANG	By:	/s/ CHARLES H. PECK
	Joanne Chang, Director		Charles H. Peck, Director
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Lead Director
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ JOHN L. HALL, II	By:	/s/ PETER O. WILDE
	John L. Hall, II, Director		Peter O. Wilde, Director
	Date: February 25, 2022		Date: February 25, 2022

By:	/s/ THOMAS J. HOLLISTER
Thomas J. Hollister, Director
Date: February 25, 2022

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
The management of Brookline Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Brookline Bancorp, Inc.'s internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well-designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, the Company's internal control over financial reporting is effective based on those criteria.
Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ CARL M. CARLSON
Paul A. Perrault	Carl M. Carlson
Chairman and Chief Executive Officer (Principal Executive Officer)	Co-President, Chief Financial and Strategy Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three ‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) (commonly known as CECL).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the collective allowance for credit losses

As discussed in Notes 1 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and leases and unfunded commitments evaluated on a collective basis as of December 31, 2021 (the collective ACL) was $110.6 million, which consists of an allowance for loan and lease losses evaluated on a collective basis of $95.8 million and a reserve for unfunded commitments, evaluated on a collective basis of $14.8 million. The collective ACL is calculated using models developed by a third party, which include Commercial real estate lifetime, Commercial and industrial lifetime, and Retail lifetime models (collectively, the lifetime loss rate models). Lifetime loss rate models calculate the expected losses over the life of the loan based on the exposure at default, loan attributes and reasonable and supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of unfunded commitment assumptions. In order to capture the unique risk characteristics of the loan and lease portfolios, the lifetime loss rate models segment the portfolios based on individual loan attributes. The economic forecasts include various projections of Gross Domestic Product, interest rates, property price indices, and employment measures (the macroeconomic assumptions). The Company uses multiple economic forecasts, which are probability weighted and applied over the life of the loans and leases. The collective ACL estimate incorporates reasonable and supportable forecasts of various macroeconomic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecasts assumes each macroeconomic assumption will revert to long-term expectations. The Company calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. In addition, adjustments are made to the quantitative model outputs for relevant qualitative factors.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the lifetime loss rates and their significant assumptions, including portfolio segmentation, the economic forecast scenarios and related weighting, macroeconomic assumptions, the reasonable and supportable economic forecast periods, the scalar applied to each model, prepayment assumptions, utilization of unfunded commitments assumptions, and credit risk ratings for commercial loans, and (2) the qualitative factors and their significant assumptions and inputs, including historic loss patterns and the impact of current portfolio metrics. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including over the:
•development of the collective ACL methodology
•development of the lifetime loss rate models
•identification and determination of the significant assumptions used in the lifetime loss rate models
•performance monitoring of the lifetime loss rate models for the collective ACL
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the lifetime loss rate models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance testing of the lifetime loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology utilized to incorporate reasonable and supportable forecast scenarios and related weightings used for each macroeconomic assumption by comparing it to the Company’s business environment and relevant industry practices
•assessing the composition of the peer group used in determining the scalar used to calibrate the model results by comparing to specific portfolio risk characteristics
•assessing whether the loan portfolio is segmented by similar risk characteristics by comparing it to the Company’s business environment and relevant industry practices
•testing the conceptual soundness of the methodology used to determine the prepayment and utilization of unfunded commitments assumptions by comparing it to relevant Company specific metrics and trends and applicable industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

                    /s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 25, 2022

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2021	2020
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$66,265	$36,069
Short-term investments	261,472	398,848
Total cash and cash equivalents	327,737	434,917
Investment securities available-for-sale	720,866	745,822
Equity securities held-for-trading	—	526
Total investment securities	720,866	746,348
Loans and leases:
Commercial real estate loans	4,103,040	3,823,826
Commercial loans and leases	1,887,136	2,274,899
Consumer loans	1,164,281	1,170,828
Total loans and leases	7,154,457	7,269,553
Allowance for loan and lease losses	(99,084)	(114,379)
Net loans and leases	7,055,373	7,155,174
Restricted equity securities	28,981	49,786
Premises and equipment, net of accumulated depreciation of $87,176 and $82,233, respectively	70,359	71,568
Right-of-use asset operating leases	20,508	24,143
Deferred tax asset	38,987	40,129
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $39,628 and $38,752, respectively	2,276	3,152
Other real estate owned ("OREO") and repossessed assets, net	718	6,515
Other assets	176,390	250,265
Total assets	$8,602,622	$8,942,424
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,888,462	$1,592,205
Interest-bearing deposits:
NOW accounts	604,097	513,948
Savings accounts	915,804	701,659
Money market accounts	2,358,306	2,018,977
Certificate of deposit accounts	1,117,695	1,389,998
Brokered deposit accounts	165,542	693,909
Total interest-bearing deposits	5,161,444	5,318,491
Total deposits	7,049,906	6,910,696
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	147,907	648,849
Subordinated debentures and notes	83,897	83,746
Other borrowed funds	125,517	87,652
Total borrowed funds	357,321	820,247
Operating lease liabilities	20,508	24,143
Mortgagors' escrow accounts	6,296	5,901
Accrued expenses and other liabilities	173,249	239,659
Total liabilities	7,607,280	8,000,646

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,826	737,178
Retained earnings, partially restricted	342,639	264,892
Accumulated other comprehensive (loss) income	(110)	16,490
Treasury stock, at cost; 7,037,464 shares and 6,525,783 shares, respectively	(84,718)	(77,343)
Unallocated common stock held by ESOP; 24,660 shares and 51,114 shares, respectively	(147)	(291)
Total stockholders' equity	995,342	941,778
Total liabilities and stockholders' equity	$8,602,622	$8,942,424
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$297,927	$309,798	$330,345
Debt securities	12,178	13,758	12,281
Marketable and restricted equity securities	1,172	2,848	3,477
Short-term investments	252	413	1,523
Total interest and dividend income	311,529	326,817	347,626
Interest expense:
Deposits	20,713	48,426	69,615
Borrowed funds	8,443	18,228	24,711
Total interest expense	29,156	66,654	94,326
Net interest income	282,373	260,163	253,300
(Credit) provision for credit losses	(7,837)	61,886	9,583
Net interest income after provision for credit losses	290,210	198,277	243,717
Non-interest income:
Deposit fees	10,578	9,050	10,623
Loan fees	2,095	2,048	2,097
Loan level derivative income, net	4,680	4,268	8,262
(Loss) gain on investment securities, net	(38)	1,970	508
Gain on sales of loans and leases	3,737	1,118	1,709
Other	5,937	6,190	6,594
Total non-interest income	26,989	24,644	29,793
Non-interest expense:
Compensation and employee benefits	106,786	100,985	96,554
Occupancy	14,961	15,386	15,696
Equipment and data processing	18,322	17,345	18,652
Professional services	4,694	5,157	4,366
FDIC insurance	2,980	4,229	1,445
Advertising and marketing	4,167	4,126	4,044
Amortization of identified intangible assets	876	1,271	1,663
Merger and acquisition expense	—	—	1,125
Other	9,822	12,345	13,936
Total non-interest expense	162,608	160,844	157,481
Income before provision for income taxes	154,591	62,077	116,029
Provision for income taxes	39,151	14,442	28,269
Net income before noncontrolling interest in subsidiary	115,440	47,635	87,760
Less net income attributable to noncontrolling interest in subsidiary	—	—	43
Net income attributable to Brookline Bancorp, Inc.	$115,440	$47,635	$87,717
Earnings per common share:
Basic	$1.48	$0.60	$1.10
Diluted	1.48	0.60	1.10
Weighted average common shares outstanding during the year:
Basic	77,974,851	78,951,892	79,679,781
Diluted	78,243,416	79,103,289	79,856,921
Dividends declared per common share	$0.490	$0.460	$0.450

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Net income (loss)	$115,440	$47,635	$87,760

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(21,542)	21,683	15,290
Income tax (expense) benefit	4,747	(4,770)	(3,379)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(16,795)	16,913	11,911
Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	(38)	3,245	—
Income tax (expense) benefit	8	(715)	—
Net reclassification adjustments for securities gains (losses) included in net income	(30)	2,530	—
Net unrealized securities holding gains (losses)	(16,765)	14,383	11,911

Cash flow hedges:
Change in fair value of cash flow hedges	37	7	—
Reclassification adjustment for (income) expense recognized in earnings	(7)	—	—
Net change in fair value of cash flow hedges	30	7	—

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	183	(248)	(227)
Income tax (expense) benefit	(48)	65	59
Net adjustment of accumulated obligation for postretirement benefits	135	(183)	(168)

Other comprehensive gain (loss), net of taxes	(16,600)	14,207	11,743

Comprehensive income (loss)	98,840	61,842	99,503
Net income attributable to noncontrolling interest in subsidiary	—	—	43
Comprehensive income attributable to Brookline Bancorp, Inc.	$98,840	$61,842	$99,460

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2021, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778	$—	$941,778
Net income	—	—	115,440	—	—	—	115,440	—	115,440
Other comprehensive income (loss)	—	—	—	(16,600)	—	—	(16,600)	—	(16,600)
Common stock dividends of $0.48 per share	—	—	(37,463)	—	—	—	(37,463)	—	(37,463)
Restricted stock awards, net of awards surrendered	—	(3,192)	—	—	2,604	—	(588)	—	(588)
Compensation under recognition and retention plans	—	2,603	(230)	—	—	—	2,373	—	2,373
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)	—	(9,979)
Common stock held by ESOP committed to be released (26,454 shares)	—	237	—	—	—	144	381	—	381
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342	$—	$995,342

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2021, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606
Net income	—	—	47,635	—	—	—	47,635	—	47,635
Other comprehensive income (loss)	—	—	—	14,207	—	—	14,207	—	14,207
Common stock dividends of $0.46 per share	—	—	(36,396)	—	—	—	(36,396)	—	(36,396)
Restricted stock awards, net of awards surrendered	—	(2,105)	—	—	1,730	—	(375)	—	(375)
Compensation under recognition and retention plans	—	2,520	(200)	—	—	—	2,320	—	2,320
Treasury stock, repurchase shares	—	—	—	—	(20,000)	—	(20,000)	—	(20,000)
Common stock held by ESOP committed to be released (28,434 shares)	—	162	—	—	—	142	304	—	304
Adoption of ASU 2016-13 (CECL)	—	—	(11,523)	—	—	—	(11,523)	—	(11,523)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778	$—	$941,778
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2021, 2020 and 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2018	$852	$755,629	$212,838	$(9,460)	$(59,120)	$(599)	$900,140	$10,479	$910,619
Net income attributable to Brookline Bancorp, Inc.	—	—	87,717	—	—	—	87,717	—	87,717
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	43	43
Other comprehensive income (loss)	—	—	—	11,743	—	—	11,743	—	11,743
Common stock dividends of $0.440 per share	—	—	(35,110)	—	—	—	(35,110)	—	(35,110)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	(930)	—	—	—	—	(930)	—	(930)
Redemption of noncontrolling interest in subsidiary	—	(18,470)	—	—	—	—	(18,470)	(10,522)	(28,992)
Restricted stock awards issued, net of awards surrendered	—	80	(69)	—	1,918	—	1,929	—	1,929
Treasury stock, repurchase shares	—	—	—	—	(1,871)	—	(1,871)	—	(1,871)
Common stock held by ESOP committed to be released (30,402 shares)	—	292	—	—	—	166	458	—	458
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606	$—	$945,606

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$115,440	$47,635	$87,717
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	—	—	43
(Credit) provision for credit losses	(7,837)	61,886	9,583
Origination of loans and leases held-for-sale	—	—	(15,361)
Proceeds from sales of loans and leases held-for-sale, net	—	—	19,930
Deferred income tax expense (benefit)	5,833	(19,102)	(2)
Depreciation of premises and equipment	5,789	5,486	6,861
Amortization of investment securities premiums and discounts, net	3,162	2,809	1,810
Amortization of deferred loan and lease origination costs, net	6,278	7,316	7,045
Amortization of identified intangible assets	876	1,271	1,663
Amortization of debt issuance costs	100	101	100
(Accretion) amortization of acquisition fair value adjustments, net	(80)	(420)	(809)
Loss (gain) on investment securities, net	38	(1,970)	(508)
Gain on sales of loans and leases	(3,737)	(1,118)	(1,709)
(Gain) loss on sales of OREO and other repossessed assets, net	(2,231)	—	108
Write-down of OREO and other repossessed assets	239	1,036	903
Compensation under recognition and retention plans	2,373	2,361	2,683
ESOP shares committed to be released	381	304	458
Net change in:
Cash surrender value of bank-owned life insurance	(691)	(1,007)	(1,030)
Equity securities held-for-trading	520	1,781	1,215
Other assets	74,662	(77,778)	(63,235)
Accrued expenses and other liabilities	(67,903)	81,897	45,254
Net cash provided from operating activities	133,212	112,488	102,719

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	39,132	141,448	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	184,199	214,571	68,165
Purchases of investment securities available-for-sale	(223,073)	(503,495)	(50,400)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	—	6,302	28,858
Purchases of investment securities held-to-maturity	—	—	(1,430)
Proceeds from redemption/sales of restricted equity securities	28,473	33,927	20,857
Purchase of restricted equity securities	(7,668)	(29,895)	(12,924)
Proceeds from sales of loans and leases held-for-investment, net	387,529	7,370	13,860
Net increase in loans and leases	(282,304)	(567,284)	(467,493)

			(Continued)
See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Purchase of premises and equipment, net	(4,789)	(2,909)	(4,997)
Proceeds from sales of OREO and other repossessed assets	9,615	4,436	6,482
Net cash provided from (used for) investing activities	131,114	(695,529)	(399,022)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	605,121	1,018,359	143,551
(Decrease) increase in certificates of deposit	(465,867)	62,603	232,911
Proceeds from FHLBB advances	377,682	2,987,656	4,029,662
Repayment of FHLBB advances	(878,624)	(3,097,276)	(4,055,568)
Increase in other borrowed funds, net	37,865	26,963	7,955
Increase (decrease) in mortgagors' escrow accounts, net	395	(1,331)	(194)
Repurchases of common stock	(9,979)	(20,000)	(1,871)
Payment of dividends on common stock	(37,463)	(36,396)	(35,110)
Payment of income taxes for shares withheld in share based activity	(636)	(410)	(46)
Redemption of noncontrolling interest in subsidiary	—	—	(35,851)
Payment of dividends to owners of noncontrolling interest in subsidiary	—	—	(930)
Net cash (used for) provided from financing activities	(371,506)	940,168	284,509
Net (decrease) increase in cash and cash equivalents	(107,180)	357,127	(11,794)
Cash and cash equivalents at beginning of year	434,917	77,790	89,584
Cash and cash equivalents at end of year	$327,737	$434,917	$77,790

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$30,294	$68,510	$94,533
Income taxes	27,797	29,392	27,345
Non-cash investing activities:
Transfer from loans to other real estate owned and other repossessed assets	1,826	9,356	6,105

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
Brookline Bank, which includes its wholly-owned subsidiaries Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 30 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Clarendon Private is also subject to regulation by the SEC.
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
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2021 and 2020, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2021 and 2020, no impairment has been recognized.

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
Acquired Loans
On a quarterly basis prior to the adoption of ASU 2016-13, management reforecasted the expected cash flows for acquired ASC 310-30 loans, and took into account prepayment speeds, probability of default and loss given defaults. Management compared cash flow projections per the reforecast to the original cash flow projections and determined whether any reduction in cash flow expectations were due to deterioration, or if the change in cash flow expectation was related to noncredit events. This cash flow analysis was used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments for the acquired portfolio. Upon adoption of ASU 2016-13, the Company did not reassess whether previously recognized purchased credit impaired loans accounted for under prior accounting guidance met the criteria of a purchased credit deteriorated ("PCD") loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses. As of December 31, 2021 and 2020, there were no PCD loans in the Company's portfolios.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The Commercial real estate ("CRE"), Commercial and industrial ("C&I"), and Retail lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of expected utilization assumptions. The expected loss estimates for two small commercial portfolios and a runoff auto portfolio are based on historical loss rates.
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast, therefore, the models employ mean reversion techniques at the input level to predict credit losses for loans that are expected to mature beyond the forecast period. The December 31, 2021 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

For December 31, 2021, management applied qualitative adjustments to the CRE lifetime loss rate and C&I lifetime loss rate. These adjustments were made based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. These qualitative adjustments resulted in additions to reserves for the CRE and C&I portfolio, as compared to the model output.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. A Company can perform a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. However, in accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated fair value to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2021 and 2020. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2021, 2020 and 2019. Therefore, the Company has determined to be a single segment.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946) which updated guidance to align with new SEC regulations with regards to statistical disclosures for banking and savings and loan institutions. This ASU is effective for fiscal years ending on or after December 15, 2021. The Company has adopted ASU 2021-06 as of December 31, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
(3) Cash, Cash Equivalents and Short-Term Investments
The FRB reduced reserve requirement ratios to zero percent effective March 23, 2020. As of December 31, 2021 and 2020, there was no average amount required to be held before a credit for vault cash. Aggregate reserve balances included in cash and cash equivalents were $251.8 million and $410.1 million, respectively, as of December 31, 2021 and 2020.
Short-term investments are summarized as follows:

	At December 31,
	2021	2020
	(In Thousands)
FRB interest bearing reserve	$235,108	$398,202
FHLB overnight deposits	26,364	646
Total short-term investments	$261,472	$398,848
Short-term investments are stated at cost which approximates market value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4) Investment Securities
The following tables set forth investment securities available-for-sale and equity securities held-for-trading at the dates indicated:

	At December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$219,723	$2,017	$4,235	$217,505
GSE CMOs	27,892	274	27	28,139
GSE MBSs	196,930	3,749	907	199,772
Corporate debt obligations	22,178	505	—	22,683
U.S. Treasury bonds	253,878	1,136	2,746	252,268
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$721,101	$7,681	$7,916	$720,866

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$273,820	$5,455	$630	$278,645
GSE CMOs	44,937	1,103	12	46,028
GSE MBSs	312,658	10,956	5	323,609
Corporate debt obligations	22,299	1,168	—	23,467
U.S. Treasury bonds	70,339	3,318	80	73,577
Foreign government obligations	500	—	4	496
Total investment securities available-for-sale	$724,553	$22,000	$731	$745,822
Equity securities held for trading				$526
As of December 31, 2021, the fair value of all investment securities available-for-sale was $720.9 million, with net unrealized losses of $0.2 million, compared to a fair value of $745.8 million and net unrealized gains of $21.3 million as of December 31, 2020. As of December 31, 2021, $353.8 million, or 49.1% of the portfolio, had gross unrealized losses of $7.9 million, compared to $86.9 million, or 11.7% of the portfolio, with gross unrealized losses of $0.7 million as of December 31, 2020.
As of December 31, 2021, the Company did not hold any equity securities held-for-trading, compared to a fair value of $0.5 million as of December 31, 2020.
Investment Securities as Collateral
As of December 31, 2021 and 2020, respectively, $491.8 million and $448.7 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2021 and 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.8 million and $2.6 million, respectively, as of December 31, 2021 and 2020.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2021 and 2020.
Assessment for Available for Sale Securities for Impairment
Investment securities as of December 31, 2021 and 2020 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$45,695	$1,487	$70,075	$2,748	$115,770	$4,235
GSE CMOs	2,712	27	—	—	2,712	27
GSE MBSs	57,656	907	—	—	57,656	907
U.S. Treasury bonds	177,162	2,746	—	—	177,162	2,746
Foreign government obligations	499	1	—	—	499	1
Temporarily impaired investment securities available-for-sale	283,724	5,168	70,075	2,748	353,799	7,916
Total temporarily impaired investment securities	$283,724	$5,168	$70,075	$2,748	$353,799	$7,916

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$72,745	$630	$—	$—	$72,745	$630
GSE CMOs	832	7	872	5	1,704	12
GSE MBSs	2,102	5	97	—	2,199	5
U.S. Treasury bonds	9,750	80	—	—	9,750	80
Foreign government obligations	—	—	496	4	496	4
Temporarily impaired investment securities available-for-sale	85,429	722	1,465	9	86,894	731
Total temporarily impaired investment securities	$85,429	$722	$1,465	$9	$86,894	$731
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of December 31, 2021. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of December 31, 2021. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of December 31, 2021, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $4.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $7.3 million as of December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, the Company owned 45 GSE debentures with a total fair value of $217.5 million, and a net unrealized loss of $2.2 million. As of December 31, 2020, the Company held 54 GSE debentures with a total fair value of $278.6 million, and a net unrealized gain of $4.8 million. As of December 31, 2021, 12 of the 45 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 7 of the 54 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. For the year ended December 31, 2021, the Company did not purchase GSE debentures, compared to the year ended December 31, 2020, when the Company purchased $208.9 million GSE debentures. For the year ended December 31, 2020 the Company transferred 9 held-to-maturity GSE debentures with a total fair value of $25.5 million to the available-for-sale portfolio.
As of December 31, 2021, the Company owned 33 GSE CMOs with a total fair value of $28.1 million and a net unrealized gain of $0.2 million. As of December 31, 2020, the Company held 33 GSE CMOs with a total fair value of $46.0 million with a net unrealized gain of $1.1 million. As of December 31, 2021, 5 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 2 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2021 and 2020, the Company did not purchase any GSE CMOs.
As of December 31, 2021, the Company owned 139 GSE MBSs with a total fair value of $199.8 million and a net unrealized gain of $2.8 million. As of December 31, 2020, the Company held 140 GSE MBSs with a total fair value of $323.6 million with a net unrealized gain of $11.0 million. As of December 31, 2021, 16 of the 139 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 17 of the 140 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the year ended December 31, 2021, the Company did not purchase any GSE MBSs. This compares to the same period in 2020, when the Company purchased $258.7 million, GSE MBSs. For the year ended December 31, 2020, the Company transferred 8 held-to-maturity GSE MBSs with a total fair value of $9.0 million to the available-for-sale portfolio.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2021, the Company owned 6 corporate obligation securities with a total fair value of $22.7 million and a net unrealized gain of $0.5 million. As of December 31, 2020, the Company held 6 corporate obligation securities with a total fair value of $23.5 million and a net unrealized gain of $1.2 million. As of December 31, 2021 and 2020, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2021 and 2020, the Company did not purchase any corporate obligations. For the year ended December 31, 2020, the Company transferred 1 held-to-maturity corporate obligation security with a total fair value of $0.5 million to the available-for-sale portfolio.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2021, the Company owned 34 U.S. Treasury bonds with a total fair value of $252.3 million and a net unrealized loss of $1.6 million. As of December 31, 2020, the Company owned 12 U.S. Treasury bonds with a total fair value of $73.6 million and a net unrealized gain of $3.2 million. As of December 31, 2021, 18 of the 34 securities in this portfolio were in an unrealized loss position. As of December 31, 2020, 1 of the 12 securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2021 and 2020, the Company purchased $223.1 million and $35.9 million, respectively, of U.S. Treasury bonds.
Municipal Obligations
As of December 31, 2021 and 2020, the Company did not hold or purchase any municipal obligation securities. For the years ended December 31, 2021 and 2020, the Company did not purchase any municipal obligations. For the year ended December 31, 2020, the Company transferred 93 held-to-maturity municipal obligations securities with a total fair value of $47.7 million to the available-for-sale portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of December 31, 2021 and 2020, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2021 and 2020, the security was in an unrealized loss position. During the year ended December 31, 2021 and 2020, the Company did not purchase any additional foreign government obligation securities.
Equity Securities Held-for-Trading
From time to time, the Company will invest in equity securities held-for-trading. As of December 31, 2021, the Company did not own any equity securities held-for-trading. As of December 31, 2020, the Company owned equity securities held-for-trading with a fair value of $0.5 million.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2021			2020
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$53,791	$54,183	2.09%	$31,633	$32,013	2.02%
After 1 year through 5 years	139,068	141,928	1.95%	146,274	153,262	2.22%
After 5 years through 10 years	322,873	317,324	1.29%	222,271	225,568	1.43%
Over 10 years	205,369	207,431	1.96%	324,375	334,979	1.86%
	$721,101	$720,866	1.67%	$724,553	$745,822	1.81%
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
As of December 31, 2021, issuers of debt securities with an estimated fair value of $67.0 million had the right to call or prepay the obligations. Of the $67.0 million, approximately $3.1 million matures in less then 1 year, $9.4 million matures in 1-5 years, $44.9 million matures in 6-10 years, and $9.6 million mature after ten years. As of December 31, 2020, issuers of debt securities with an estimated fair value of approximately $90.8 million had the right to call or prepay the obligations. Of the $90.8 million, approximately $12.9 million matures in 1-5 years, $68.1 million matures in 6-10 years, and $9.8 million matures after ten years.
Security Sales
The proceeds from the sale of investment securities available-for-sale and equity securities held-for-trading were $39.7 million during the year ended December 31, 2021. This compares to $143.2 million securities sold during the year ended December 31, 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2021	2020
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$39,652	$143,229

Gross gains from sales	273	3,423
Gross losses from sales	(303)	(1,473)
Gain (loss) on sales of securities, net	$(30)	$1,950

(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2021	2020
	(In Thousands)
FHLBB stock	$10,488	$31,293
FRB stock	18,241	18,241
Other restricted equity securities	252	252
	$28,981	$49,786
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2021 and 2020, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2021 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2021. The FHLBB paid a dividend to member banks at an annualized rate of 1.68 basis points in 2021. The FHLBB increased its dividend from 1.59 basis points in the first quarter of 2021 to 2.05 basis points in the fourth quarter of 2021. As of December 31, 2021, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2021 and 2020, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At December 31, 2021		At December 31, 2020

	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,842,791	3.41%	$2,578,773	3.58%
Multi-family mortgage	1,099,818	3.26%	1,013,432	3.53%
Construction	160,431	3.60%	231,621	3.49%
Total commercial real estate loans	4,103,040	3.38%	3,823,826	3.56%
Commercial loans and leases:
Commercial(1)	734,388	3.31%	1,131,668	2.55%
Equipment financing	1,105,611	6.86%	1,092,461	7.26%
Condominium association	47,137	4.34%	50,770	4.55%
Total commercial loans and leases	1,887,136	5.42%	2,274,899	4.86%
Consumer loans:
Residential mortgage	799,737	3.49%	791,317	3.74%
Home equity	324,156	3.27%	346,652	3.26%
Other consumer	40,388	2.90%	32,859	3.04%
Total consumer loans	1,164,281	3.41%	1,170,828	3.58%
Total loans and leases	$7,154,457	3.92%	$7,269,553	3.97%
(1) Including $67,711 and $489,216 of PPP loans as of December 31, 2021 and 2020, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of December 31, 2021 and 2020.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $16.7 million and $20.5 million at December 31, 2021 and December 31, 2020, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination fees and costs included in total loans and leases were $10.9 million and $4.1 million as of December 31, 2021 and 2020, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 27.0% of which is in the greater New York and New Jersey metropolitan area and 73.0% of which is in other areas in the United States of America as of December 31, 2021.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
limits are based, in part, on the amount of the Banks' capital. In addition, the extensions of credit to insiders must be approved by the applicable Bank's Board of Directors.

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(Dollars In Thousands)
Balance at beginning of year	$78,201	$70,400
New loans granted during the year	5,053	11,003
Loans reclassified as insider loans	—	5,465
Advances on lines of credit	44,638	61,089
Repayments	(16,566)	(69,756)
Balance at end of year	$111,326	$78,201

Unfunded commitments on extensions of credit to related parties totaled $28.5 million and $15.0 million as of December 31, 2021 and 2020, respectively. The new loans granted during the year ending December 31, 2021 were $5.0 million, of which $2.2 million were PPP loans.
Loans and Leases Pledged as Collateral
As of December 31, 2021 and 2020, there were $2.7 billion and $3.5 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2021 and 2020.
(7) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
(Credit) provision for loan and lease losses excluding unfunded commitments	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision for loan and lease losses excluding unfunded commitments	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $14.8 million and $13.1 million at December 31, 2021 and December 31, 2020, respectively. The increase in allowance for unfunded commitments was primarily driven by the increase in such commitments from $1.3 billion at December 31, 2021 to $1.7 billion at December 31, 2020. No credit commitments were charged off against the liability account in the years ended December 31, 2021 and 2020.
Provision for Credit Losses
The (credit) provisions for credit losses are set forth below for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
(Credits) provision for loan and lease losses:
Commercial real estate	$(10,903)	$41,573	$2,098
Commercial	3,480	17,050	6,766
Consumer	(2,138)	1,003	697
Total (credits) provision for loan and lease losses	(9,561)	59,626	9,561
Unfunded credit commitments	1,724	2,260	22
Total (credits) provision for credit losses	$(7,837)	$61,886	$9,583

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
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The CRE, C&I, and Retail lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of expected utilization assumptions. The expected loss estimates for two small commercial portfolios and a runoff auto portfolio are based on historical loss rates.
Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and an LEQ factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of GDP, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The December 31, 2021 forecasts reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.
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
For December 31, 2021, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models based on our evaluation of the underlying assumptions in the Moody’s forecasts compared to the most up-to-date information as well as general economic uncertainty by placing a greater probability on negative economic forecasts. The weighting was consistently applied at December 31, 2021 and December 31, 2020. Additional qualitative adjustments were applied to the Commercial, Multifamily, and Commercial Real Estate portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding and Macrolease portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $95.8 million as of December 31, 2021, compared to $112.1 million as of December 31, 2020. The decline in the general allowance for loan and lease losses was driven by the improvement in economic forecasts as a result of the COVID-19 pandemic shifting from an epidemic to an endemic disease where economic forecasts are normalizing. This normalization of forecasts back to a more benign scenario is offset by strong core loan growth over the period, which increased reserve needs.
The specific allowance for loan and lease losses was $3.3 million as of December 31, 2021, compared to $2.3 million as of December 31, 2020. The increase of $1.0 million was primarily driven by the increase in specific reserve on two equipment financing relationships that became impaired in the fourth quarter of 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolio.

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
Notes to Consolidated Financial Statements (Continued)
Assets rated as "OAEM," "substandard" or "doubtful" based on criteria established under banking regulations are collectively referred to as "criticized" assets.
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2021 by credit quality indicator and year originated.

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$660,657	$309,397	$398,269	$242,931	$188,952	$923,232	$47,315	$12,230	$2,782,983
OAEM	—	—	16,891	2,888	3,877	22,929	—	—	46,585
Substandard	675	180	—	—	569	7,985	—	3,814	13,223
Total	661,332	309,577	415,160	245,819	193,398	954,146	47,315	16,044	2,842,791
Multi-Family Mortgage
Pass	230,219	124,897	149,580	120,683	84,124	347,991	4,095	37,040	1,098,629
OAEM	—	—	—	—	—	1,189	—	—	1,189
Total	230,219	124,897	149,580	120,683	84,124	349,180	4,095	37,040	1,099,818
Construction
Pass	48,988	32,448	17,552	49,801	—	—	7,847	—	156,636
Substandard		—	3,795	—	—	—	—	—	3,795
Total	48,988	32,448	21,347	49,801	—	—	7,847	—	160,431
Commercial
Pass	231,829	76,535	44,454	36,498	9,009	99,724	221,861	1,335	721,245
OAEM	—	1,494	3,106	2,880	—	—	844	—	8,324
Substandard	17	13	—	90	189	1,826	773	1,909	4,817
Doubtful	—	—	—	—	—	—	—	2	2
Total	231,846	78,042	47,560	39,468	9,198	101,550	223,478	3,246	734,388

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Equipment Financing
Pass	350,564	266,845	216,369	131,802	65,132	53,177	3,959	349	1,088,197
OAEM	—	196	1,622	277	65	16	—	—	2,176
Substandard	286	1,115	3,811	4,905	2,332	2,775	—	—	15,224
Doubtful	—	—	—	1	6	7	—	—	14
Total	350,850	268,156	221,802	136,985	67,535	55,975	3,959	349	1,105,611
Condominium Association
Pass	4,380	9,423	7,814	4,121	4,050	14,074	3,086	105	47,053
Substandard	—	—	—	—	—	84	—	—	84
Total	4,380	9,423	7,814	4,121	4,050	14,158	3,086	105	47,137
Other Consumer
Pass	562	133	46	1,508	28	730	37,378	2	40,387
Substandard	—	—	—	—	—	—	1	—	1
Total	562	133	46	1,508	28	730	37,379	2	40,388
Total
Pass	1,527,199	819,678	834,084	587,344	351,295	1,438,928	325,541	51,061	5,935,130
OAEM	—	1,690	21,619	6,045	3,942	24,134	844	—	58,274
Substandard	978	1,308	7,606	4,995	3,090	12,670	774	5,723	37,144
Doubtful	—	—	—	1	6	7	—	2	16
Total	$1,528,177	$822,676	$863,309	$598,385	$358,333	$1,475,739	$327,159	$56,786	$6,030,564
As of December 31, 2021, there were no loans categorized as definite loss.

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$182,759	$111,380	$69,901	$51,454	$40,467	$127,303	$2,990	$355	$586,609
661 - 700	24,370	19,078	14,011	9,018	12,846	25,294	—	—	104,617
600 and below	4,145	6,368	3,408	2,996	3,492	13,801	—	—	34,210
Data not available*	10,936	—	1,958	—	6,847	54,560	—	—	74,301
Total	222,210	136,826	89,278	63,468	63,652	220,958	2,990	355	799,737
Home Equity
Credit Scores
Over 700	1,530	1,469	1,790	1,520	1,561	8,254	242,980	1,844	260,948
661 - 700	98	51	297	392	210	1,658	42,542	541	45,789
600 and below	92	54	101	—	12	436	8,484	713	9,892
Data not available*	—	—	—	—	—	1,216	5,937	374	7,527
Total	$1,720	$1,574	$2,188	$1,912	$1,783	$11,564	$299,943	$3,472	$324,156
* Represents accounts for which data are not available.

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,566	$94,300	$62,452	$53,662	$47,327	$124,999	$4,442	$—	$506,748
661 - 700	21,820	19,426	10,943	15,616	8,132	23,282	—	—	99,219
600 and below	6,901	5,659	4,763	4,318	4,553	13,997	—	—	40,191
Data not available*	19,209	17,082	16,199	14,153	5,729	71,456	—	1,331	145,159
Total	167,496	136,467	94,357	87,749	65,741	233,734	4,442	1,331	791,317
Home Equity
Credit Scores
Over 700	1,546	2,832	2,440	2,770	910	12,804	247,538	2,397	273,237
661 - 700	122	459	499	566	305	2,793	45,356	1,334	51,434
600 and below	59	108	266	13	39	541	10,139	878	12,043
Data not available*	61	—	—	—	—	1,387	7,330	1,160	9,938
Total	$1,788	$3,399	$3,205	$3,349	$1,254	$17,525	$310,363	$5,769	$346,652

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents the recorded investment in loans in each class as of December 31, 2020 by credit quality indicator.

	At December 31, 2020
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Loan rating:
Pass	$2,559,448	$1,011,044	$224,004	$1,108,239	$1,072,574	$50,658	$32,857	$6,058,824
OAEM	12,780	2,388	—	10,594	2,339	—	—	28,101
Substandard	6,545	—	7,617	12,833	16,134	112	2	43,243
Doubtful	—	—	—	2	1,414	—	—	1,416
Total loans	$2,578,773	$1,013,432	$231,621	$1,131,668	$1,092,461	$50,770	$32,859	$6,131,584
As of December 31, 2020, there were no loans categorized as definite loss.

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2021 and 2020.

	At December 31, 2021
	Past Due						Past Due Greater Than 90 Days and Accruing	Non-accrual	Non-accrual with no related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$2,424	$1,488	$10,443	$14,355	$2,828,436	$2,842,791	$—	$10,848	$10,244
Multi-family mortgage	371	89	—	460	1,099,358	1,099,818	—	—	—
Construction	396	—	—	396	160,035	160,431	—	—	—
Total commercial real estate loans	3,191	1,577	10,443	15,211	4,087,829	4,103,040	—	10,848	10,244
Commercial loans and leases:
Commercial	287	88	748	1,123	733,265	734,388	—	2,318	1,383
Equipment financing	5,265	1,044	8,774	15,083	1,090,528	1,105,611	—	15,014	1,602
Condominium association	57	—	—	57	47,080	47,137	—	84	—
Total commercial loans and leases	5,609	1,132	9,522	16,263	1,870,873	1,887,136	—	17,416	2,985
Consumer loans:
Residential mortgage	454	3,169	2,315	5,938	793,799	799,737	—	3,909	2,165
Home equity	424	201	114	739	323,417	324,156	1	285	—
Other consumer	5	2	1	8	40,380	40,388	—	1	—
Total consumer loans	883	3,372	2,430	6,685	1,157,596	1,164,281	1	4,195	2,165
Total loans and leases	$9,683	$6,081	$22,395	$38,159	$7,116,298	$7,154,457	$1	$32,459	$15,394

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

There is no interest income recognized on non-accrual loans for the year ending December 31, 2021.

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

	At December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$—	$3,236	$38	$3,274
Collectively evaluated	69,213	23,819	2,778	95,810
Total	$69,213	$27,055	$2,816	$99,084

Loans and Leases:
Individually evaluated	$16,906	$10,944	$4,853	$32,703
Collectively evaluated	4,086,134	1,876,192	1,159,428	7,121,754
Total	$4,103,040	$1,887,136	$1,164,281	$7,154,457

	At December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$183	$2,020	$108	$2,311
Collectively evaluated	79,949	27,478	4,641	112,068
Total	$80,132	$29,498	$4,749	$114,379

Loan and Lease Losses:
Individually evaluated	$14,159	$24,727	$8,760	$47,646
Collectively evaluated	3,809,667	2,250,172	1,162,068	7,221,907
Total	$3,823,826	$2,274,899	$1,170,828	$7,269,553

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
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2021	At December 31, 2020
	(In Thousands)
Troubled debt restructurings:
On accrual	$12,580	$11,483
On nonaccrual	6,709	7,476
Total troubled debt restructurings	$19,289	$18,959

Total troubled debt restructuring loans and leases increased by $0.3 million to $19.3 million at December 31, 2021 from $19.0 million at December 31, 2020. The increase was primarily driven by one commercial real estate of $0.5 million, several equipment financing relationships of $3.5 million, one home equity relationship of $0.3 million, and two residential relationships of $1.1 million becoming TDR during the year ended December 31, 2021. Partially offset by the payoffs of six commercial relationships of $0.7 million, one commercial real estate relationship of $0.6 million, nine equipment financing relationships of $1.2 million, two home equity relationships of $0.4 million, one residential relationship $0.2 million, and the payments made on TDR loans during the year ended December 31, 2021.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows:

	At and for the Year Ended December 31, 2021
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	1	$497	$493	$—	$—	—	$—
Commercial	1	19	17	—	—	—	—
Equipment financing	46	3,979	3,500	818	2,364	13	1,491
Residential mortgage	2	1,072	1,061	—	207	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	51	5,879	5,383	818	2,571	13	1,491
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At and for the Year Ended December 31, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	1	$215
Commercial	2	3,029	2,970	—	—	—	—
Equipment financing	24	1,366	1,914	173	1,874	—	—
Home equity	2	476	465	—	265	—	—
Total loans and leases	28	$4,871	$5,349	$173	$2,139	1	$215
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2019
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$295	$290	$—	$221	—	$—
Commercial	3	6,794	5,457	2,455	1,912	1	1,912
Equipment financing	7	2,774	2,266	—	392	2	365
Residential mortgage	3	868	866	—	96	—	—
Home equity	3	453	453	—	—	—	—
Total originated	18	11,184	9,332	2,455	2,621	3	2,277

Acquired:
Commercial	1	4,869	2,942	—	—	—	—
Equipment financing	—	—	—	—	—	—	—
Residential mortgage	1	297	295	—	—	—	—
Home equity	1	134	133	—	133	—	—
Total acquired	3	5,300	3,370	—	133	—	—

Total loans and leases	21	$16,484	$12,702	$2,455	$2,754	3	$2,277
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

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Extended maturity	$2,704	$3,297	$8,826
Adjusted principal	—	40	—
Adjusted interest rate	—	113	252
Combination maturity, principal, interest rate	2,679	1,899	3,624
Total loans modified	$5,383	$5,349	$12,702
The TDR loans and leases that were modified for the year ending December 31, 2021 and 2020 were $5.4 million and $5.3 million, respectively.
Net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2021, and 2020, were $0.7 million and $0.8 million, respectively. The decrease in the net charge-offs of the performing and nonperforming TDR loans and leases for the year ending December 31, 2021 was primarily driven by the decrease in the charge-offs of commercial loans of $0.4 million, partially offset by the increase in the net charge offs of equipment financing loans of $0.3 million during the year ending December 31, 2020.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of December 31, 2021 was $1.3 million. As of December 31, 2020, there were $2.4 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). As of December 31, 2021, the Company granted 3,775 short-term deferments on loan and lease balances of $892.4 million. Of these modifications, 3,677, loans and leases with total balances of $854.2 million have returned to the payment status and 98 loans and leases with total balances of $38.1 million remain on the deferral status, which represent 0.5% of total loan and leases balances as of December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2021	2020
	(In Thousands)		(In Years)
Land	$12,329	$12,329	NA
Fine art	553	553	NA
Computer equipment	15,668	12,296	3
Vehicles	183	135	3 to 5
Core processing system and software	22,485	21,096	3 to 7.5
Furniture, fixtures and equipment	15,213	15,732	5 to 25
Office building and improvements	91,104	91,660	10 to 40
Total	157,535	153,801
Accumulated depreciation and amortization	87,176	82,233
Total premises and equipment	$70,359	$71,568
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense related to premises and equipment totaled $5.9 million, $5.7 million, and $7.0 million, respectively.

(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Balance at beginning of year	$160,427	$160,427
Additions	—	—
Balance at end of year	$160,427	$160,427

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the Company's other intangible assets:

	At December 31, 2021			At December 31, 2020
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$38,294	$37,107	$1,187	$38,294	$36,231	$2,063
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$41,904	$39,628	$2,276	$41,904	$38,752	$3,152
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.87 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2021, 2020 and 2019.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2022	$494
2023	263
2024	151
2025	103
2026	74
Thereafter	102
Total	$1,187

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2021 and 2020, BankRI owned seven policies with a net cash surrender value of $43.0 million and $42.0 million, respectively. As of December 31, 2021 and 2020, Brookline Bank, as successor-in-interest to First Ipswich Bank owned two policies with a net cash surrender value of $0.7 million, respectively.
The Company recorded a total of $1.2 million, $1.0 million, and $1.0 million of tax exempt income from these nine policies in 2021, 2020, and 2019, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income. Included in the 2021 income is a death benefit received on a former employee in the amount of $228 thousand.
Affordable Housing Investments
The Company invests in affordable housing projects that benefit low- and moderate-income individuals. As of December 31, 2021, the Company had investments in 18 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.

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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2021	2020
	(In Thousands)
Investments in affordable housing projects included in other assets	$24,446	$26,789
Unfunded commitments related to affordable housing projects included in other liabilities	4,987	14,480
Investment in affordable housing tax credits	2,988	2,377
Investment in affordable housing tax benefits	411	823

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)
Investment amortization included in provision for income taxes	$3,192	$3,097	$2,097
Amount recognized as income tax benefit	411	823	540

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11) Deposits
A summary of deposits follows:

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,888,462	—%	$1,592,205	—%
NOW accounts	604,097	0.08%	513,948	0.09%
Savings accounts	915,804	0.09%	701,659	0.13%
Money market accounts	2,358,306	0.26%	2,018,977	0.31%
Total core deposit accounts	5,766,669	0.13%	4,826,789	0.16%
Certificate of deposit accounts maturing:
Within six months	$493,512	0.53%	$676,860	1.60%
After six months but within 1 year	432,601	0.56%	461,944	1.08%
After 1 year but within 2 years	128,714	1.35%	140,481	1.19%
After 2 years but within 3 years	32,250	2.34%	61,302	2.44%
After 3 years but within 4 years	19,568	1.49%	28,525	2.62%
After 4 years but within 5 years	10,852	0.67%	20,788	1.47%
5+ Years	198	0.35%	98	0.75%
Total certificate of deposit accounts	1,117,695	0.71%	1,389,998	1.44%
Brokered deposit accounts	165,542	0.04%	693,909	0.39%
Total deposits	$7,049,906	0.22%	$6,910,696	0.44%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $359.3 million and $443.0 million as of December 31, 2021 and 2020, respectively.
Interest expense on deposit balances is summarized as follows

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$493	$484	$436
Savings accounts	950	1,503	2,900
Money market accounts	6,214	9,519	21,206
Certificate of deposit accounts	11,758	30,355	36,326
Brokered deposit accounts	1,298	6,565	8,747
Total interest-bearing deposits	$20,713	$48,426	$69,615

Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $109.6 million and $72.6 million as of December 31, 2021 and 2020, respectively.
Collateral Pledged to Deposits
As of December 31, 2021 and 2020, $340.9 million and $217.6 million, respectively, of collateral was pledged for municipal deposits and TT&L.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2021	2020
	(In Thousands)
Advances from the FHLBB	$147,907	$648,849
Subordinated debentures and notes	83,897	83,746
Other borrowed funds	125,517	87,652
Total borrowed funds	$357,321	$820,247
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Advances from the FHLBB	$3,302	$12,842	$18,701
Subordinated debentures and notes	4,967	5,038	5,206
Other borrowed funds	174	348	804
Total interest expense on borrowed funds	$8,443	$18,228	$24,711
Collateral Pledged to Borrowed Funds
As of December 31, 2021 and 2020, $2.4 billion and $2.9 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L. The Banks did not have any outstanding FRB borrowings as of December 31, 2021 and 2020.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2021			2020
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$114,798	$—	0.35%	$623,611	$—	1.05%
Over 1 year to 2 years	23,300	—	0.51%	4,805	—	0.53%
Over 2 years to 3 years	1,100	—	—%	4,000	—	0.40%
Over 3 years to 4 years	1,418	—	0.55%	3,880	—	3.86%
Over 4 years to 5 years	—	—	—%	1,462	—	0.67%
Over 5 years	7,291	—	2.73%	11,091	—	3.41%
	$147,907	$—	0.49%	$648,849	$—	1.10%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2021. Total available borrowing capacity for advances from the FHLBB and FRB was $1.9 billion as of December 31, 2021 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $3.2 billion as of December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2021	2020
	(Dollars In Thousands)
Outstanding at end of year	$125,517	$87,652
Average outstanding for the year	88,818	90,587
Maximum outstanding at any month-end	152,084	170,854
Weighted average rate at end of year	0.15%	0.16%
Weighted average rate paid for the year	0.20%	0.38%

In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers increased $37.8 million to $95.5 million as of December 31, 2021 from $57.7 million as of December 31, 2020.

The Company has access to a $12.0 million committed line of credit as of December 31, 2021. As of December 31, 2021 and December 31, 2020, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $700.0 million. As of December 31, 2021, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit compared to December 31, 2020, when the Company had $30.0 million borrowings on outstanding uncommitted lines of credit.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2022	$4,868	$4,848
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2022	4,802	4,772
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,227	74,126
			Total	$83,897	$83,746
The above carrying amounts of the acquired subordinated debentures included $0.3 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of December 31, 2021. This compares to $0.4 million of accretion adjustments and $0.9 million of capitalized debt issuance costs as of December 31, 2020.

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2021	2020
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$110,798	$174,240
Commercial	162,931	80,291
Residential mortgage	28,685	30,418
Unadvanced portion of loans and leases	987,482	759,053
Unused lines of credit:
Home equity	611,212	584,881
Other consumer	64,589	38,954
Other commercial	414	408
Unused letters of credit:
Financial standby letters of credit	16,143	14,746
Performance standby letters of credit	17,145	5,903
Commercial and similar letters of credit	5,219	5,105
Loan level derivatives:
Receive fixed, pay variable	1,324,609	1,214,146
Pay fixed, receive variable	1,324,609	1,214,146
Risk participation-out agreements	288,374	252,655
Risk participation-in agreements	77,016	60,619
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,004	1,266
Sells foreign currency, buys U.S. currency	2,006	1,273
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
The reserve for unfunded credit commitments, which is included in other liabilities, was $14.8 million and $13.1 million as of December 31, 2021 and December 31, 2020, respectively. See Footnote 6 for further discussion on the Company's methodology for determining the ACL, which includes the reserve for unfunded commitments.
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates as of December 31, 2021 and 2020 as the discount rate to determine the net present value of the remaining lease payments.

	At December 31, 2021	At December 31, 2020
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$6,163	$6,386

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,246	$6,518
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$790	$72

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$20,508	$24,143
Operating lease liabilities	20,508	24,143

Weighted Average Remaining Lease Term
Operating leases	6.36	6.95

Weighted Average Discount Rate
Operating leases	3.1%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments

(In Thousands)
2022	$6,137
2023	5,231
2024	3,638
2025	2,367
2026	1,594
Thereafter	3,537
Total	$22,504
Less imputed interest	(1,996)
$20,508
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $5.9 million in 2021. This compares to total rent expense of $6.1 million in 2020. In 2019, total rent expense was $6.2 million. The decrease in expense is due to lease expirations.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.1 million in 2021 compared to $0.2 million and $0.4 million in 2020 and 2019 respectively. The decrease over the last three years is due to the negotiated early termination of a lease in 2020 coupled with a modification to an existing lease for a retail tenant. Rental income was reported in non-interest income in the Company's consolidated statements of income.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2021		2020		2019
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$115,440	$115,440	$47,635	$47,635	$87,717	$87,717

Denominator:
Weighted average shares outstanding	77,974,851	77,974,851	78,951,892	78,951,892	79,679,781	79,679,781
Effect of dilutive securities	—	268,565	—	151,397	—	177,140
Adjusted weighted average shares outstanding	77,974,851	78,243,416	78,951,892	79,103,289	79,679,781	79,856,921

EPS	$1.48	$1.48	$0.60	$0.60	$1.10	$1.10

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2021, 2020 and 2019, the Company’s other comprehensive income (loss) include the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(16,795)	37	183	(16,575)
Reclassification adjustment for (income) expense recognized in earnings	30	(7)	(48)	(25)
Balance at December 31, 2021	$(183)	$37	$36	$(110)

	Year Ended December 31, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income (loss)	17,087	7	(248)	16,846
Reclassification adjustment for (income) expense recognized in earnings	(2,704)	—	65	(2,639)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490

	Year Ended December 31, 2019
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2018	$(9,712)	$252	$(9,460)
Other comprehensive income (loss)	11,911	(227)	11,684
Reclassification adjustment for (income) expense recognized in earnings	—	59	59
Balance at December 31, 2019	$2,199	$84	$2,283

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
The Company believes using interest rate derivatives adds stability to interest income and expense and allows the Company to manage its exposure to interest rate movements. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company enters into interest rate swaps as hedging instruments against the interest rate risk associated with the Company's FHLB borrowings. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income, and is reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
As of December 31, 2021, the Company pays its counterparties a fixed weighted average interest rate of 0.11% over a maximum period of 8 months for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$8,244	$2,346	$83,461	$137,856	$1,092,702	$1,324,609	$63,798
Pay fixed, receive variable	135	8,244	2,346	83,461	137,856	1,092,702	1,324,609	63,798
Risk participation-out agreements	41	—	6,869	22,673	6,573	252,259	288,374	1,236
Risk participation-in agreements	8	—	18,718	—	—	58,298	77,016	207

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	10	$2,004	$—	$—	$—	$—	$2,004	$9
Sells foreign currency, buys U.S. currency	11	2,006	—	—	—	—	2,006	7

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	136	$—	$8,541	$16,447	$99,014	$1,090,144	$1,214,146	$129,284
Pay fixed, receive variable	136	—	8,541	16,447	99,014	1,090,144	1,214,146	129,284
Risk participation-out agreements	37	—	—	7,009	22,733	222,913	252,655	1,843
Risk participation-in agreements	8	—	—	19,000	—	41,619	60,619	361

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$1,266	$—	$—	$—	$—	$1,266	$156
Sells foreign currency, buys U.S. currency	20	1,273	—	—	—	—	1,273	148

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(In Thousands)
Net (loss) gain recognized in income on:
Net risk participation agreements	$(453)	$538
Foreign exchange contracts	(6)	7
Total	$(459)	$545
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2021 and 2020. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2021, and 2020.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $126.9 million and $166.5 million in the normal course of business as of December 31, 2021 and 2020, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated:

	At December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$43	$—	$43	$—	$—	$43
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$—	$—	$73,462
Risk participation-out agreements	1,236	—	1,236	—	—	1,236
Foreign exchange contracts	9	—	9	—	—	9
Total	$74,750	$—	$74,750	$—	$—	$74,750

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$1	$—	$1	$—	$—	$1
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$118,461	$8,410	$(53,409)
Risk participation-in agreements	207	—	207	—	—	207
Foreign exchange contracts	7	—	7	—	—	7
Total	$73,677	$—	$73,677	$118,461	$8,410	$(53,194)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$8	$—	$8	$—	$—	$8
Derivatives not designated as hedging instruments:
Loan level derivatives	$131,328	$—	$131,328	$—	$—	$131,328
Risk participation-out agreements	1,843	—	1,843	—	—	1,843
Foreign exchange contracts	156	—	156	—	—	156
Total	$133,335	$—	$133,335	$—	$—	$133,335

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$131,328	$—	$131,328	$155,220	$11,280	$(35,172)
Risk participation-in agreements	361	—	361	—	—	361
Foreign exchange contracts	148	—	148	—	—	148
Total	$131,837	$—	$131,837	$155,220	$11,280	$(34,663)
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

	Fair Value
	Year Ended December 31, 2021	Year Ended December 31, 2020
	(Dollars in Thousands)
Derivatives designated as hedges	$42	$8
Gain in OCI on derivatives (effective portion), net of tax	$37	$7
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$7	$1
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Current provision:
Federal	$25,608	$22,450	$21,706
State	8,119	7,077	6,565
Total current provision	33,727	29,527	28,271
Deferred provision (benefit)
Federal	3,972	(11,452)	701
State	1,452	(3,633)	(703)
Total deferred provision (benefit)	5,424	(15,085)	(2)
Total provision for income taxes	$39,151	$14,442	$28,269
Total provision for income taxes differed from the amounts computed due to the following:

	Year Ended December 31,
	2021	2020	2019
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$32,464	$13,036	$24,366
State taxes, net of federal income tax benefit	7,561	2,722	4,837
Bank-owned life insurance	(261)	(212)	(216)
Tax-exempt interest income	(171)	(220)	(435)
Income attributable to noncontrolling interest in subsidiary	—	—	(11)
Investments in affordable housing projects	(565)	(595)	(369)
Other, net	123	(289)	97
Total provision for income taxes	$39,151	$14,442	$28,269
Effective income tax rate	25.3%	23.3%	24.4%

The Company's effective tax rate was 25.3% as of December 31, 2021 compared to 23.3% as of December 31, 2020. The Company's effective tax rate was higher in 2021 due to the Company's decision, in 2020, to amend the tax return filings of Brookline Bank and First Commons. This decision was made in response to the CARES Act, which allowed net operating losses ("NOL") generated in the 2018, 2019 and 2020 tax years to be carried back to the previous five years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2021	2020
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$29,529	$33,045
Right-of-use asset - operating leases	5,312	6,260
Deferred compensation	5,491	4,365
Identified intangible assets and goodwill	5,953	6,455
Supplemental Executive Retirement Plans	3,165	3,290
Net operating loss carryforwards	—	—
Postretirement benefits	517	545
Nonaccrual interest	817	634
Restricted stock and stock option plans	480	466
Unrealized loss on investment securities available-for-sale	52	—
Employee stock ownership plan	27	55
Unamortized PPP fee income	429	2,534
Other	486	404
Total gross deferred tax assets	52,258	58,053
Deferred tax liabilities:
Operating leases - liability	5,312	6,260
Identified intangible assets and goodwill	1,952	2,048
Deferred loan origination costs, net	3,238	2,884
Depreciation	829	408
Unrealized gain on investment securities available-for-sale	—	4,688
Prepaid expense	159	58
Accrued Expense	774	481
Acquisition fair value adjustments	1,007	1,097
Total gross deferred tax liabilities	13,271	17,924
Net deferred tax asset	$38,987	$40,129
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
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2021 and 2020. The Company files U.S. federal and state income tax returns. As of December 31, 2021, the Company is subject to examination by the Massachusetts, Rhode Island and several other state tax authorities for tax years after December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2021, there were no shares of preferred stock issued.
Capital Distributions and Restrictions Thereon
The Company is a legal entity separate and distinct from each of the Banks, Brookline Securities Corp. and Clarendon Private. The Company's primary source of revenue is dividends paid to it by the Banks, Brookline Securities Corp. and Clarendon Private.
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
The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including those enforced by the Massachusetts Division of Banks in the case of Brookline Bank and the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI.
Common Stock Repurchases
On January 30, 2019, the Company’s Board of Directors (the "Board") authorized a stock repurchase program to acquire up to $10.0 million of the Company’s common stock over a period of eleven months ending on December 31, 2019 (the “2019 Stock Repurchase Plan”). As of December 31, 2019, 103,758 shares of the Company’s common stock were repurchased under the 2019 Stock Repurchase Plan.
On December 4, 2019, the Board approved a stock repurchase program (the "Program") authorizing management to repurchase up to $10.0 million of the Company’s common stock over a period of twelve months commencing on January 1, 2020.
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
On November 10, 2021, the Company received regulatory approval for the stock repurchase program approved by the Board on October 27, 2021, authorizing management to repurchase up to $20.0 million of total outstanding shares of the Company’s common stock, commencing on November 15, 2021 and ending on December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
The liquidation account totaled $11.3 million (unaudited), $11.5 million (unaudited), and $11.9 million (unaudited) at
December 31, 2021, 2020 and 2019, respectively.
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
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, must comply with the capital requirements of the FRB at the consolidated level. As member banks of the FRB, Brookline Bank and BankRI are also required to comply with the regulatory capital requirement of the FRB.
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2021, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and each of the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, the prompt corrective action rules applicable to state member banks establish a framework of supervisory actions for state member banks that are not at least adequately capitalized. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Bank holding companies are not subject to prompt corrective action requirements. However, a bank holding company is considered "well capitalized" for purpose of the FRB's Regulation Y if the bank holding company maintains on a consolidated basis a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and is not subject to any written agreement under capital directive or prompt correction action directive issued by the FRB to meet and maintain a specific capital level for any capital measure.
The Company and the Banks are required to maintain a capital conservation buffer composed of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under applicable rules. The following table presents actual and required capital ratios as of December 31, 2021 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2021:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$834,988	11.86%	$316,817	4.50%	$492,826	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	844,658	10.15%	332,870	4.00%	332,870	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	844,658	11.99%	422,681	6.00%	598,798	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,007,237	14.30%	563,489	8.00%	739,580	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$570,278	11.94%	$214,929	4.50%	$334,334	7.00%	$310,453	6.50%
Tier 1 leverage capital ratio (2)	570,278	10.51%	217,042	4.00%	217,042	4.00%	271,303	5.00%
Tier 1 risk-based capital ratio (3)	570,278	11.94%	286,572	6.00%	405,977	8.50%	382,096	8.00%
Total risk-based capital ratio (4)	630,194	13.20%	381,936	8.00%	501,291	10.50%	477,420	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$260,679	11.36%	$103,262	4.50%	$160,630	7.00%	$149,156	6.50%
Tier 1 leverage capital ratio (2)	260,679	8.58%	121,529	4.00%	121,529	4.00%	151,911	5.00%
Tier 1 risk-based capital ratio (3)	260,679	11.36%	137,683	6.00%	195,050	8.50%	183,577	8.00%
Total risk-based capital ratio (4)	289,454	12.61%	183,635	8.00%	241,020	10.50%	229,543	10.00%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents actual and required capital ratios as of December 31, 2020 for the Company and the Banks under the regulatory capital rules then in effect.

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
Notes to Consolidated Financial Statements (Continued)
(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	35	38	32
Benefits paid	(35)	(38)	(32)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$2,095	$1,757	$1,490
Service cost	67	55	54
Interest cost	50	56	60
Estimated benefits paid	(35)	(38)	(32)
Actuarial (gain) loss	(151)	265	185
Benefit obligation at end of year	$2,026	$2,095	$1,757
Funded status at end of year	$2,026	$2,095	$1,757
Accumulated benefit obligation at end of year	$2,026	$2,095	$1,757
The liability for the postretirement benefits included in accrued expenses and other liabilities was $2.0 million, $2.1 million, and $1.8 million as of December 31, 2021, 2020 and 2019, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Net periodic benefit expense:
Service cost	$67	$55	$54
Interest cost	50	56	60
Prior service credit	(2)	(21)	(21)
Actuarial gain	—	—	(27)
Net periodic benefit expense	$115	$90	$66
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	185	$(227)	$(206)
Prior service credit	(2)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$183	$(248)	$(227)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 2.77% in 2021, 2.44% in 2020 and 3.19% in 2019. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2022 is $2 thousand.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2021 for plan participants below age 65 and for plan participants over age 65 was (0.4)% and 4.7%, respectively. In 2020, the rate for plan participants below age 65 and for plan participants over age 65 was 1.9% and 7.1%, respectively. The health care trend rates for 2020 and 2021 are based on actual changes in medical premium rates for those years. The rates to be used in 2022 through 2026 are expected to be in the range of 5.5% to 4.7% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2021
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$26	$(20)
Effect on the accumulated postretirement benefit obligation	402	(323)
401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $3.6 million in 2021, $3.3 million in 2020, and $3.1 million in 2019.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2021, 2020 and 2019 were $409.4 thousand, $239.5 thousand, and $236.2 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2021, 2020, and 2019 were $109.5 thousand, $36.1 thousand, and $5.5 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2021, there were 14 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. In 2020, additional BOLI assets were transferred into the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2021, and 2020 were $6 thousand and $1.5 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2021 and 2020 were $13.3 million and $13.8 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 2.75% and 2.50% in the years 2021 and 2020, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2022, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2021 and 2020, was $0.3 million and $0.5 million, respectively, and is eliminated in consolidation.
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
As of December 31, 2021 and 2020, the ESOP held 24,660 and 51,114 unallocated shares, respectively, at an aggregate cost of $0.1 million and $0.3 million, respectively. The market value of such shares as of December 31, 2021 and 2020 was $0.4 million and $0.6 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2021, $0.3 million in 2020 and $0.5 million in 2019, based on the commitment to release to eligible employees 26,454 shares in 2021, 28,434 shares in 2020 and 30,402 shares in 2019.
Share-Based Compensation Plans
As of December 31, 2021, the Company had one active equity plan: the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan ("2021 Plan") with 1,750,000 authorized shares. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Company's 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan together referred to as the "Plans."

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
Total expense for the Plans was $2.6 million in 2021, $2.5 million in 2020 and $2.4 million in 2019, respectively. Total income tax benefits on vested awards was $0.1 million in 2021, $0.0 million in 2020, and $0.1 million in 2019. There were no income tax benefits on the 2020 vesting due to the stock price at the vesting date being lower than the stock price at the grant date. Dividends paid on unvested awards under the 2014 Plan and the 2011 Plan were $0.2 million in 2021, $0.2 million in 2020, and $0.1 million in 2019.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2021:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2020	458,800	$12.31
Granted	228,756	14.46
Vested	(177,778)	14.00
Forfeited / Canceled	(13,405)	13.74
Added by Performance Factor	3,725	18.40
Outstanding at December 31, 2021	500,098	$12.70
Unrecognized compensation cost			$3,584
Weighted average remaining recognition period (months)			19 months
Stock Options
Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. There are currently no outstanding options.

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2021 and 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020:

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$217,505	$—	$217,505
GSE CMOs	—	28,139	—	28,139
GSE MBSs	—	199,772	—	199,772
Corporate debt obligations	—	22,683	—	22,683
U.S. Treasury bonds	—	252,268	—	252,268
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$720,866	$—	$720,866
Interest rate derivatives	—	43	—	43
Loan level derivatives	—	73,462	—	73,462
Risk participation-out agreements	—	1,236	—	1,236
Foreign exchange contracts	—	9	—	9
Liabilities:
Interest rate derivatives	$—	$1	$—	$1
Loan level derivatives	—	73,462	—	73,462
Risk participation-in agreements	—	207	—	207
Foreign exchange contracts	—	7	—	7

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$278,645	$—	$278,645
GSE CMOs	—	46,028	—	46,028
GSE MBSs	—	323,609	—	323,609
Corporate debt obligations	—	23,467	—	23,467
U.S. Treasury bonds	—	73,577	—	73,577
Foreign government obligations	—	496	—	496
Total investment securities available-for-sale	$—	$745,822	$—	$745,822
Equity securities held for trading	$—	$526	$—	$526
Interest rate derivatives	—	8	—	8
Loan level derivatives	—	131,328	—	131,328
Risk participation-out agreements	—	1,843	—	1,843
Foreign exchange contracts	—	156	—	156
Liabilities:
Loan level derivatives	$—	$131,328	$—	$131,328
Risk participation-in agreements	—	361	—	361
Foreign exchange contracts	—	148	—	148
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. During the third quarter of 2018, the Company re-designated all equity securities as held-for-trading and they are included in levels 1 and 2. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2021 and December 31, 2020, no investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2021 or 2020.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020 are summarized below:

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$802	$802
OREO	—	—	—	—
Repossessed assets	—	718	—	718
Total assets measured at fair value on a non-recurring basis	$—	$718	$802	$1,520

	Carrying Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$3,445	$3,445
OREO	$—	$—	$5,415	$5,415
Repossessed assets	—	1,100	—	1,100
Total assets measured at fair value on a non-recurring basis	$—	$1,100	$8,860	$9,960
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

	Fair Value		Valuation Technique
	At December 31, 2021	At December 31, 2020
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$802	$3,445	Appraisal of collateral (1)
Other real estate owned	—	5,415	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2021.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2021
Financial assets:
Loans and leases, net	$7,055,373	$6,983,524	$—	$—	$6,983,524
Restricted equity securities	28,981	28,981	—	—	28,981
Financial liabilities:
Certificates of deposit	1,283,237	1,283,012	—	1,283,012	—
Borrowed funds	357,321	350,471	—	350,471	—
At December 31, 2020
Financial assets:
Loans and leases, net	$7,155,174	$7,116,854	$—	$—	$7,116,854
Restricted equity securities	49,786	49,786	—	—	49,786
Financial liabilities:
Certificates of deposit	2,083,907	2,092,867	—	2,092,867	—
Borrowed funds	820,247	818,681	—	818,681	—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2021 and 2020 and Statements of Income for the years ended December 31, 2021, 2020 and 2019 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2021	2020
	(In Thousands)
ASSETS
Cash and due from banks	$88,823	$40,265
Short-term investments	32	32
Total cash and cash equivalents	88,855	40,297
ESOP loan to Brookline Bank	252	502
Intercompany loan to Brookline Bank	—	10,000
Restricted equity securities	252	252
Premises and equipment, net	2,121	1,412
Deferred tax asset	2,249	1,818
Investment in subsidiaries, at equity	956,045	939,000
Goodwill	35,267	35,267
Other assets	10,804	13,871
Total assets	$1,095,845	$1,042,419
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$83,897	$83,746
Accrued expenses and other liabilities	16,606	16,895
Total liabilities	100,503	100,641

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,826	737,178
Retained earnings, partially restricted	342,639	264,892
Accumulated other comprehensive (loss) income	(110)	16,490
Treasury stock, at cost; 7,037,464 shares and 6,525,783 shares, respectively	(84,718)	(77,343)
Unallocated common stock held by ESOP; 24,660 shares and 51,114 shares, respectively	(147)	(291)
Total stockholders' equity	995,342	941,778
Total liabilities and stockholders' equity	$1,095,845	$1,042,419

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$88,000	$42,000	$29,000
Marketable and restricted equity securities	—	52	147
ESOP loan to Brookline Bank	34	56	77
Intercompany loan to Brookline Bank	139	330	1,183
Total interest and dividend income	88,173	42,438	30,407
Interest expense:
Borrowed funds	5,043	5,108	5,274
Net interest income	83,130	37,330	25,133
Non-interest income:
(Loss) gain on securities, net	—	(1,306)	467
Other	13	123	—
Total non-interest income	13	(1,183)	467
Non-interest expense:
Compensation and employee benefits (1)	1,540	403	(507)
Occupancy	1,605	1,689	1,589
Equipment and data processing (1)	(363)	(745)	(770)
Directors' fees	402	433	461
Franchise taxes	253	250	306
Insurance	678	570	543
Professional services	295	841	548
Advertising and marketing	62	35	31
Other (1)	(1,288)	(1,571)	(1,139)
Total non-interest expense	3,184	1,905	1,062
Loss before income taxes	79,959	34,242	24,538
Credit for income taxes	(1,837)	(1,427)	(969)
Income before equity in undistributed income of subsidiaries	81,796	35,669	25,507
Equity in undistributed income of subsidiaries	33,644	11,966	62,210
Net income	$115,440	$47,635	$87,717
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2021, 2020 and 2019 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$115,440	$47,635	$87,717
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(33,644)	(11,966)	(62,210)
Depreciation of premises and equipment	1,111	1,546	2,824
Amortization of debt issuance costs	100	100	100
Equity securities held-for-trading	—	2,569	666
Other operating activities, net	(5,416)	(18,655)	18,296
Net cash provided from (used for) operating activities	77,591	21,229	47,393
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Pay down (issuance) of intercompany loan to Brookline Bank	10,000	20,000	10,000
Purchase of restricted equity securities	—	—	(151)
Purchase of premises and equipment	(1,820)	(555)	(909)
Net cash provided from (used for) investing activities	8,430	19,695	9,190
Cash flows from financing activities:
Common stock issued for acquisition	—	—	—
Redemption of noncontrolling interest in subsidiary	—	—	(18,470)
Payment of dividends to owners of noncontrolling interest in subsidiary	—	—	(930)
Payment of dividends on common stock	(37,463)	(36,396)	(35,110)
Net cash (used for) provided from financing activities	(37,463)	(36,396)	(54,510)
Net increase (decrease) in cash and cash equivalents	48,558	4,528	2,073
Cash and cash equivalents at beginning of year	40,297	35,769	33,696
Cash and cash equivalents at end of year	$88,855	$40,297	$35,769

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(23) Quarterly Results of Operations (Unaudited)

	2021 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$76,945	$77,695	$78,422	$78,467
Interest expense	5,484	6,998	7,316	9,358
Net interest income	71,461	70,697	71,106	69,109
Provision (credit) for credit losses	751	(3,110)	(3,331)	(2,147)
Net interest income after provision for credit losses	70,710	73,807	74,437	71,256
Loan level derivative income, net	3,981	218	7	474
(Loss) gain on investment securities, net	(32)	—	1	(7)
Gain on sales of loans and leases	1,933	557	538	709
Other non-interest income	4,817	4,811	5,364	3,618
Amortization of identified intangible assets	(208)	(208)	(228)	(232)
Other non-interest expense	(42,701)	(40,714)	(37,738)	(40,579)
Income before provision for income taxes	38,500	38,471	42,381	35,239
Provision for income taxes	9,955	9,632	10,779	8,785
Net income attributable to Brookline Bancorp, Inc.	$28,545	$28,839	$31,602	$26,454
Earnings per share:
Basic	$0.37	$0.37	$0.40	$0.34
Diluted	0.37	0.37	0.40	0.34
Average common shares outstanding:
Basic	77,610,608	78,000,261	78,150,364	78,143,752
Diluted	77,864,097	78,240,633	78,470,451	78,404,063
Common stock price:
High	$16.77	$15.46	$17.01	$16.33
Low	15.07	13.50	14.95	12.02
Dividends per share	$0.125	$0.120	$0.120	$0.115

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2020 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$80,467	$80,704	$82,124	$83,522
Interest expense	12,242	14,766	17,836	21,810
Net interest income	68,225	65,938	64,288	61,712
(Credit) provision for credit losses	(2,103)	4,528	5,347	54,114
Net interest income after provision for credit losses	70,328	61,410	58,941	7,598
Loan level derivative income, net	145	527	1,440	2,156
Gain on sales of investment securities, net	—	54	586	1,330
Gain on sales of loans and leases	67	632	299	120
Other non-interest income	4,007	3,649	3,910	5,722
Amortization of identified intangible assets	(312)	(312)	(311)	(336)
Other non-interest expense	(39,728)	(40,635)	(38,798)	(40,412)
Income before provision for income taxes	34,507	25,325	26,067	(23,822)
Provision for income taxes	7,846	6,646	6,496	(6,546)
Net income attributable to Brookline Bancorp, Inc.	$26,661	$18,679	$19,571	$(17,276)
Earnings per share:
Basic	$0.34	$0.24	$0.25	$(0.22)
Diluted	0.34	0.24	0.25	(0.22)
Average common shares outstanding:
Basic	78,533,351	78,948,139	78,849,282	79,481,462
Diluted	78,680,873	79,055,901	79,015,274	79,665,774
Common stock price:
High	$12.40	$10.56	$12.57	$16.43
Low	8.68	8.23	8.51	9.97
Dividends per share	$0.115	$0.115	$0.115	$0.115
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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