Form 10-Q
period 2022-03-31
BROOKLINE BANCORP INC
filed 2022-05-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

At April 30, 2022, the number of shares of common stock, par value $0.01 per share, outstanding was 77,465,685.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2022	At December 31, 2021
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$89,032	$66,265
Short-term investments	204,239	261,472
Total cash and cash equivalents	293,271	327,737
Investment securities available-for-sale	730,562	720,866
Total investment securities	730,562	720,866
Allowance for investment security losses	(4)	—
Net investment securities	730,558	720,866
Loans and leases:
Commercial real estate loans	4,235,325	4,103,040
Commercial loans and leases	1,800,383	1,887,136
Consumer loans	1,187,422	1,164,281
Total loans and leases	7,223,130	7,154,457
Allowance for loan and lease losses	(95,463)	(99,084)
Net loans and leases	7,127,667	7,055,373
Restricted equity securities	29,066	28,981
Premises and equipment, net of accumulated depreciation of $88,625 and $87,176, respectively	69,365	70,359
Right-of-use asset operating leases	19,571	20,508
Deferred tax asset	46,886	38,987
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $39,762 and $39,628, respectively	2,142	2,276
Other real estate owned ("OREO") and repossessed assets, net	990	718
Other assets	153,793	176,390
Total assets	$8,633,736	$8,602,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,903,331	$1,888,462
Interest-bearing deposits	5,191,047	5,161,444
Total deposits	7,094,378	7,049,906
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	201,236	147,907
Subordinated debentures and notes	83,934	83,897
Other borrowed funds	107,727	125,517
Total borrowed funds	392,897	357,321
Operating lease liabilities	19,571	20,508
Mortgagors' escrow accounts	5,780	6,296
Reserve for unfunded credits	16,305	14,794
Accrued expenses and other liabilities	122,870	158,455
Total liabilities	7,651,801	7,607,280

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	737,658	736,826
Retained earnings, partially restricted	357,576	342,639
Accumulated other comprehensive income (loss)	(29,322)	(110)
Treasury stock, at cost; 7,037,464 shares and 7,037,464 shares, respectively	(84,718)	(84,718)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 18,051 shares and 24,660 shares, respectively	(111)	(147)
Total stockholders' equity	981,935	995,342
Total liabilities and stockholders' equity	$8,633,736	$8,602,622
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2022	2021
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$71,721	$75,009
Debt securities	2,996	3,118
Marketable and restricted equity securities	328	301
Short-term investments	66	39
Total interest and dividend income	75,111	78,467
Interest expense:
Deposits	3,771	6,707
Borrowed funds	1,492	2,651
Total interest expense	5,263	9,358
Net interest income	69,848	69,109
(Credit) provision for credit losses	(164)	(2,147)
Provision for investment losses	4	—
Net interest income after provision for credit losses	70,008	71,256
Non-interest income:
Deposit fees	2,500	2,281
Loan fees	747	599
Loan level derivative income, net	686	474
(Loss) gain on investment securities, net	—	(7)
Gain on sales of loans and leases held-for-sale	344	709
Other	1,252	738
Total non-interest income	5,529	4,794
Non-interest expense:
Compensation and employee benefits	26,884	25,821
Occupancy	4,284	4,004
Equipment and data processing	5,078	4,493
Professional services	1,226	1,226
FDIC insurance	728	1,044
Advertising and marketing	1,272	1,100
Amortization of identified intangible assets	134	232
Other	2,881	2,891
Total non-interest expense	42,487	40,811
Income before provision for income taxes	33,050	35,239
Provision for income taxes	8,345	8,785
Net income	$24,705	$26,454
Earnings per common share:
Basic	$0.32	$0.34
Diluted	0.32	0.34
Weighted average common shares outstanding during the year:
Basic	77,617,227	78,143,752
Diluted	77,926,822	78,404,063
Dividends paid per common share	$0.125	$0.115

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Net income (loss)	$24,705	$26,454

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(37,542)	(18,481)
Income tax (expense) benefit	8,275	4,073
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(29,267)	(14,408)

Cash flow hedges:
Change in fair value of cash flow hedges	57	2
Reclassification adjustment for (income) expense recognized in earnings	(2)	(2)
Net change in fair value of cash flow hedges	55	—

Other comprehensive income (loss), net of taxes	(29,212)	(14,408)

Comprehensive income (loss)	$(4,507)	$12,046

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net income	—	—	24,705	—	—	—	24,705
Other comprehensive income (loss)	—	—	—	(29,212)	—	—	(29,212)
Common stock dividends of $0.125 per share	—	—	(9,705)	—	—	—	(9,705)
Compensation under recognition and retention plans	—	757	(63)	—	—	—	694
Common stock held by ESOP committed to be released (6,609 shares)	—	75	—	—	—	36	111
Balance at March 31, 2022	$852	$737,658	$357,576	$(29,322)	$(84,718)	$(111)	$981,935

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net income	—	—	26,454	—	—	—	26,454
Other comprehensive income (loss)	—	—	—	(14,408)	—	—	(14,408)
Common stock dividends of $0.115 per share	—	—	(8,992)	—	—	—	(8,992)
Restricted stock awards issued, net of awards surrendered	—	120	—	—	(120)	—	—
Compensation under recognition and retention plan	—	537	(53)	—	—	—	484
Common stock held by ESOP committed to be released (6,612 shares)	—	47	—	—	—	36	83
Balance at March 31, 2021	$852	$737,882	$282,301	$2,082	$(77,463)	$(255)	$945,399

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Cash flows from operating activities:
Net income	$24,705	$26,454
Adjustments to reconcile net income to net cash provided from operating activities:
Credit for provision for credit losses	(164)	(2,147)
Deferred income tax expense	376	1,345
Depreciation of premises and equipment	1,461	1,318
Amortization of investment securities premiums and discounts, net	646	770
Amortization of deferred loan and lease origination costs, net	1,438	1,584
Amortization of identified intangible assets	134	232
Amortization of debt issuance costs	26	25
Accretion of acquisition fair value adjustments, net	(3)	(51)
Loss on investment securities, net	—	7
Gain on sales of loans and leases held-for-sale	(344)	(709)
(Recovery) write-down of OREO and other repossessed assets	(8)	129
Compensation under recognition and retention plans	694	536
ESOP shares committed to be released	111	83
Net change in:
Cash surrender value of bank-owned life insurance	(252)	(251)
Other assets	22,908	58,480
Accrued expenses and other liabilities	(35,584)	(68,387)
Net cash provided from operating activities	16,144	19,418

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	36,251	46,184
Purchases of investment securities available-for-sale	(84,135)	(49,514)
Proceeds from redemption/sales of restricted equity securities	3,860	9,386
Purchase of restricted equity securities	(3,945)	—
Proceeds from sales of loans and leases held-for-investment, net	28,093	50
Net increase in loans and leases	(100,454)	(995)
Purchase of premises and equipment, net	(497)	(2,347)
Proceeds from sales of OREO and other repossessed assets	427	385
Net cash (used for) provided from investing activities	(120,400)	3,149

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	114,131	296,341
Decrease in certificates of deposit	(69,659)	(340,207)
Proceeds from FHLBB advances	230,000	63,300
Repayment of FHLBB advances	(176,671)	(333,503)
Decrease in other borrowed funds, net	(17,790)	(4,078)
(Decrease) increase in mortgagors' escrow accounts, net	(516)	582
Payment of dividends on common stock	(9,705)	(8,992)
Net cash provided from (used for) financing activities	69,790	(326,557)
Net decrease in cash and cash equivalents	(34,466)	(303,990)
Cash and cash equivalents at beginning of period	327,737	434,917
Cash and cash equivalents at end of period	$293,271	$130,927

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$6,331	$11,007
Income taxes	2,221	2,212
Non-cash investing activities:
Transfer from loans to other repossessed assets	$691	$382

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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the allowance for credit losses, the determination of fair market values of assets and liabilities, including acquired loans, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.
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
(2) Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDR”s) and also the disclosure of gross writeoff information included in required vintage disclosures. Management has determined that ASU 2022-02 does apply to the Company. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)" ("ASU 2021-06"), which updated guidance to align with new SEC regulations with regards to statistical disclosures for banking and savings and loan institutions. This ASU is effective for fiscal years ending on or after December 15, 2021. The Company has adopted ASU 2021-06 as of December 31, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. There was a de minimis allowance for credit loss ("ACL") on available-for-sale debt securities recognized as of March 31, 2022.
The following tables set forth investment securities available-for-sale at the dates indicated:

	At March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$200,046	$296	$12,550	$187,792
GSE CMOs	25,077	1	821	24,257
GSE MBSs	183,166	121	7,419	175,868
Corporate debt obligations	22,147	66	4	22,209
U.S. Treasury bonds	337,402	79	17,540	319,941
Foreign government obligations	500	—	5	495
Total investment securities available-for-sale	$768,338	$563	$38,339	$730,562

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$219,723	$2,017	$4,235	$217,505
GSE CMOs	27,892	274	27	28,139
GSE MBSs	196,930	3,749	907	199,772
Corporate debt obligations	22,178	505	—	22,683
U.S. Treasury bonds	253,878	1,136	2,746	252,268
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$721,101	$7,681	$7,916	$720,866
As of March 31, 2022, the fair value of all investment securities available-for-sale was $730.6 million, with net unrealized losses of $37.8 million, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of March 31, 2022, $630.7 million, or 86.3% of the portfolio, had gross unrealized losses of $38.3 million, compared to $353.8 million, or 49.1% of the portfolio, with gross unrealized losses of $7.9 million as of December 31, 2021.
Investment Securities as Collateral
As of March 31, 2022 and December 31, 2021, respectively, $379.5 million and $491.8 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of March 31, 2022 and December 31, 2021.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.8 million as of March 31, 2022 and December 31, 2021.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2022 and 2021.
Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2022 and December 31, 2021 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$35,850	$756	$99,573	$11,794	$135,423	$12,550
GSE CMOs	23,490	793	490	28	23,980	821
GSE MBSs	115,072	3,042	52,113	4,377	167,185	7,419
Corporate debt obligations	2,498	4	—	—	2,498	4
U.S. Treasury bonds	250,457	12,273	50,664	5,267	301,121	17,540
Foreign government obligations	495	5	—	—	495	5
Temporarily impaired investment securities available-for-sale	427,862	16,873	202,840	21,466	630,702	38,339
Total temporarily impaired investment securities	$427,862	$16,873	$202,840	$21,466	$630,702	$38,339

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$45,695	$1,487	$70,075	$2,748	$115,770	$4,235
GSE CMOs	2,712	27	—	—	2,712	27
GSE MBSs	57,656	907	—	—	57,656	907
U.S. Treasury bonds	177,162	2,746	—	—	177,162	2,746
Foreign government obligations	499	1	—	—	499	1
Temporarily impaired investment securities available-for-sale	283,724	5,168	70,075	2,748	353,799	7,916
Total temporarily impaired investment securities	$283,724	$5,168	$70,075	$2,748	$353,799	$7,916

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2022. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of March 31, 2022. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of March 31, 2022, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $3.5 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $4.2 million as of December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of March 31, 2022, the Company owned 41 GSE debentures with a total fair value of $187.8 million, and a net unrealized loss of $12.3 million. As of December 31, 2021, the Company held 45 GSE debentures with a total fair value of $217.5 million, with a net unrealized loss of $2.2 million. As of March 31, 2022, 21 of the 41 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 12 of the 45 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2022 and 2021, the Company did not purchase GSE debentures.
As of March 31, 2022, the Company owned 33 GSE CMOs with a total fair value of $24.3 million and a net unrealized loss of $0.8 million. As of December 31, 2021, the Company held 33 GSE CMOs with a total fair value of $28.1 million with a net unrealized gain of $0.2 million. As of March 31, 2022, 31 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 5 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2022 and 2021, the Company did not purchase any GSE CMOs.
As of March 31, 2022, the Company owned 139 GSE MBSs with a total fair value of $175.9 million and a net unrealized loss of $7.3 million. As of December 31, 2021, the Company held 139 GSE MBSs with a total fair value of $199.8 million with a net unrealized gain of $2.8 million. As of March 31, 2022, 99 of the 139 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 16 of the 139 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2022 and 2021, the Company did not purchase any GSE MBSs.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2022, the Company held 6 corporate obligation securities with a total fair value of $22.2 million and a net unrealized gain of $0.1 million. As of December 31, 2021, the Company held 6 corporate obligation securities with a total fair value of $22.7 million and a net unrealized gain of $0.5 million. As of March 31, 2022, 1 of the 6 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2022 and 2021, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2022, the Company owned 40 U.S. Treasury bonds with a total fair value of $319.9 million and an unrealized loss of $17.5 million. This compares to 34 U.S. Treasury bonds with a total fair value of $252.3 million and an unrealized loss of $1.6 million as of December 31, 2021. As of March 31, 2022, 37 of the 40 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 18 of the 34 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2022 the Company purchased $83.6 million U.S. Treasury bonds, compared to the same period in 2021 when the Company purchased $49.5 million U.S. Treasury bonds.
Foreign Government Obligations
As of March 31, 2022 and December 31, 2021, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2022 and December 31, 2021 respectively, the security was in an unrealized loss position. During the three months ended March 31, 2022, the Company repurchased the foreign government obligations that had matured.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2022			At December 31, 2021
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$52,242	$52,492	2.24%	$53,791	$54,183	2.09%
After 1 year through 5 years	215,368	211,246	1.81%	139,068	141,928	1.95%
After 5 years through 10 years	311,298	286,351	1.30%	322,873	317,324	1.29%
Over 10 years	189,430	180,473	2.04%	205,369	207,431	1.96%
	$768,338	$730,562	1.70%	$721,101	$720,866	1.67%
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
As of March 31, 2022, issuers of debt securities with an estimated fair value of $62.4 million had the right to call or prepay the obligations. Of the $62.4 million, approximately $3.0 million matures in less then a year, $9.1 million matures in 1-5 years, $41.7 million matures in 6-10 years, and $8.6 million matures after ten years. As of December 31, 2021, issuers of debt securities with an estimated fair value of approximately $67.0 million had the right to call or prepay the obligations. Of the $67.0 million, approximately $3.1 million matures in less then 1 year, $9.4 million matures in 1-5 years, $44.9 million matures in 6-10 years, and $9.6 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale or equity securities held-for-trading during the three months ended March 31, 2022 and 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2022		At December 31, 2021
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,958,705	3.44%	$2,842,791	3.41%
Multi-family mortgage	1,116,010	3.27%	1,099,818	3.26%
Construction	160,610	3.72%	160,431	3.60%
Total commercial real estate loans	4,235,325	3.41%	4,103,040	3.38%
Commercial loans and leases:
Commercial (1)	647,795	3.67%	734,388	3.31%
Equipment financing	1,108,135	6.78%	1,105,611	6.86%
Condominium association	44,453	4.35%	47,137	4.34%
Total commercial loans and leases	1,800,383	5.60%	1,887,136	5.42%
Consumer loans:
Residential mortgage	811,960	3.49%	799,737	3.49%
Home equity	330,793	3.37%	324,156	3.27%
Other consumer	44,669	3.06%	40,388	2.90%
Total consumer loans	1,187,422	3.44%	1,164,281	3.41%
Total loans and leases	$7,223,130	3.95%	$7,154,457	3.92%
______________________________________________________________________
(1) Including $14,013 and $67,711 of PPP loans as of March 31, 2022 and December 31, 2021, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of March 31, 2022 and December 31, 2021.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $17.5 million and $16.7 million at March 31, 2022 and December 31, 2021, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs included in total loans and leases were $12.0 million and $10.9 million as of March 31, 2022 and December 31, 2021, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.4% of which is in the greater New York and New Jersey metropolitan area and 73.6% of which is in other areas in the United States of America as of March 31, 2022.
Loans and Leases Pledged as Collateral
As of March 31, 2022 and December 31, 2021, there were $2.2 billion and $2.7 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2022 and December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(2,301)	(6)	(2,344)
Recoveries	6	353	38	397
(Credit) provision for loan and lease losses excluding unfunded commitments	(151)	(1,604)	81	(1,674)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463

	Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	—	(2,140)	(3)	(2,143)
Recoveries	—	331	52	383
(Credit) provision for loan and lease losses excluding unfunded commitments	(203)	(1,864)	(715)	(2,782)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $16.3 million and $14.8 million at March 31, 2022 and December 31, 2021, respectively.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(151)	$(203)
Commercial	(1,604)	(1,864)
Consumer	81	(715)
Total (credit) provision for loan and lease losses	(1,674)	(2,782)
Unfunded commitments	1,510	635
Total (credit) provision for credit losses	$(164)	$(2,147)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
To calculate the allowance for loans collectively evaluated, management uses models developed by a third party. The models include: Commercial real estate ("CRE"), Commercial and industrial ("C&I"), and Retail lifetime loss rate models calculate the expected losses over the life of the loan based on exposure at default loan attributes and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and expected utilization assumptions. The expected loss estimates for two small commercial portfolios are based on historical loss rates.
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at March 31, 2022 reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

For March 31, 2022, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the Commercial, Multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding and Macrolease portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Beginning January 1, 2020, the Company implemented the current expected credit loss ("CECL") methodology to calculate the allowance for credit losses. Prior to January 1, 2020, the Company calculated the allowance for loan and lease losses using the incurred losses methodology.
The general allowance for loan and lease losses was $94.0 million as of March 31, 2022, compared to $95.8 million as of December 31, 2021. The reduction in the ACL is attributable to continued low level of net charge-offs, an improving macro-economic forecast, and a reduction in qualitative adjustments that consider longer-term risks.

The specific allowance for loan and lease losses was $1.4 million as of March 31, 2022, compared to $3.3 million as of December 31, 2021. The specific allowance decreased by $1.9 million during the three months ended March 31, 2022 primarily due to the charge-off of a specific reserve for a specialty finance relationship.
As of March 31, 2022, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2022.

	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$184,982	$650,153	$318,320	$387,494	$238,036	$1,069,088	$44,430	$11,443	$2,903,946
OAEM	—	—	—	16,336	2,876	24,881	—	—	44,093
Substandard	—	668	—	—	—	7,331	—	2,667	10,666
Total	184,982	650,821	318,320	403,830	240,912	1,101,300	44,430	14,110	2,958,705
Multi-Family Mortgage
Pass	31,774	230,683	125,109	151,307	122,141	413,586	4,186	36,043	1,114,829
OAEM	—	—	—	—	—	1,181	—	—	1,181
Total	31,774	230,683	125,109	151,307	122,141	414,767	4,186	36,043	1,116,010
Construction
Pass	8,569	51,791	31,439	7,983	49,665	—	7,377	—	156,824
Substandard	—	—	—	3,786	—	—	—	—	3,786
Total	8,569	51,791	31,439	11,769	49,665	—	7,377	—	160,610

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial
Pass	4,292	180,231	62,800	45,217	35,285	85,925	220,932	1,283	635,965
OAEM	—	2,667	1,439	2,693	2,275		395		9,469
Substandard	—	17	—	—	80	224	808	1,231	2,360
Doubtful	—	—	—	—	—	—	—	1	1
Total	4,292	182,915	64,239	47,910	37,640	86,149	222,135	2,515	647,795
Equipment Financing
Pass	91,062	338,486	243,368	196,461	116,153	99,461	8,269	1,649	1,094,909
OAEM	—	—	194	1,184	—	12	—	—	1,390
Substandard	—	288	931	3,262	3,211	4,130	—	—	11,822
Doubtful	—	—	—	—	1	13	—	—	14
Total	91,062	338,774	244,493	200,907	119,365	103,616	8,269	1,649	1,108,135
Condominium Association
Pass	828	4,605	9,196	7,107	3,937	16,906	1,763	34	44,376
Substandard	—	—	—	—	—	77	—	—	77
Total	828	4,605	9,196	7,107	3,937	16,983	1,763	34	44,453
Other Consumer
Pass	347	627	46	34	1,506	755	41,347	7	44,669
Total	347	627	46	34	1,506	755	41,347	7	44,669
Total
Pass	321,854	1,456,576	790,278	795,603	566,723	1,685,721	328,304	50,459	5,995,518
OAEM	—	2,667	1,633	20,213	5,151	26,074	395	—	56,133
Substandard	—	973	931	7,048	3,291	11,762	808	3,898	28,711
Doubtful	—	—	—	—	1	13	—	1	15
Total	$321,854	$1,460,216	$792,842	$822,864	$575,166	$1,723,570	$329,507	$54,358	$6,080,377
As of March 31, 2022, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$30,492	$186,708	$104,719	$66,684	$48,053	$160,791	$2,974	$353	$600,774
661 - 700	2,440	24,515	18,836	13,492	8,947	34,783	—	—	103,013
600 and below	682	4,126	5,661	3,390	2,296	16,637	—	—	32,792
Data not available*	5,864	8,294	723	1,950	—	58,550	—	—	75,381
Total	$39,478	$223,643	$129,939	$85,516	$59,296	$270,761	$2,974	$353	$811,960
Home Equity
Credit Scores
Over 700	$319	$1,494	$1,394	$1,530	$1,327	$8,566	$244,290	$1,861	$260,781
661 - 700	—	97	38	285	302	1,618	42,149	509	44,998
600 and below	—	91	52	99	—	433	8,502	609	9,786
Data not available*	—	—	—	—	—	1,158	13,729	341	15,228
Total	$319	$1,682	$1,484	$1,914	$1,629	$11,775	$308,670	$3,320	$330,793
_______________________________________________________________________________
* Represents loans and leases for which data are not available.

The following tables present the recorded investment in loans in each class as of December 31, 2021, by credit quality indicator.

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$660,657	$309,397	$398,269	$242,931	$188,952	$923,232	$47,315	$12,230	$2,782,983
OAEM	—	—	16,891	2,888	3,877	22,929	—	—	46,585
Substandard	675	180	—	—	569	7,985	—	3,814	13,223
Total	661,332	309,577	415,160	245,819	193,398	954,146	47,315	16,044	2,842,791
Multi-Family Mortgage
Pass	230,219	124,897	149,580	120,683	84,124	347,991	4,095	37,040	1,098,629
OAEM	—	—	—	—	—	1,189	—	—	1,189
Total	230,219	124,897	149,580	120,683	84,124	349,180	4,095	37,040	1,099,818

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Construction
Pass	48,988	32,448	17,552	49,801	—	—	7,847	—	156,636
Substandard	—	—	3,795	—	—	—	—	—	3,795
Total	48,988	32,448	21,347	49,801	—	—	7,847	—	160,431
Commercial
Pass	231,829	76,535	44,454	36,498	9,009	99,724	221,861	1,335	721,245
OAEM	—	1,494	3,106	2,880	—	—	844	—	8,324
Substandard	17	13	—	90	189	1,826	773	1,909	4,817
Doubtful	—	—	—	—	—	—	—	2	2
Total	231,846	78,042	47,560	39,468	9,198	101,550	223,478	3,246	734,388
Equipment Financing
Pass	350,564	266,845	216,369	131,802	65,132	53,177	3,959	349	1,088,197
OAEM	—	196	1,622	277	65	16	—	—	2,176
Substandard	286	1,115	3,811	4,905	2,332	2,775	—	—	15,224
Doubtful	—	—	—	1	6	7	—	—	14
Total	350,850	268,156	221,802	136,985	67,535	55,975	3,959	349	1,105,611
Condominium Association
Pass	4,380	9,423	7,814	4,121	4,050	14,074	3,086	105	47,053
Substandard	—	—	—	—	—	84	—	—	84
Total	4,380	9,423	7,814	4,121	4,050	14,158	3,086	105	47,137
Other Consumer
Pass	562	133	46	1,508	28	730	37,378	2	40,387
Substandard	—	—	—	—	—	—	1	—	1
Total	562	133	46	1,508	28	730	37,379	2	40,388
Total
Pass	1,527,199	819,678	834,084	587,344	351,295	1,438,928	325,541	51,061	5,935,130
OAEM	—	1,690	21,619	6,045	3,942	24,134	844	—	58,274
Substandard	978	1,308	7,606	4,995	3,090	12,670	774	5,723	37,144

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Doubtful	—	—	—	1	6	7	—	2	16
Total	$1,528,177	$822,676	$863,309	$598,385	$358,333	$1,475,739	$327,159	$56,786	$6,030,564
As of December 31, 2021, there were no loans categorized as definite loss.

	At December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$182,759	$111,380	$69,901	$51,454	$40,467	$127,303	$2,990	$355	$586,609
661 - 700	24,370	19,078	14,011	9,018	12,846	25,294	—	—	104,617
600 and below	4,145	6,368	3,408	2,996	3,492	13,801	—	—	34,210
Data not available*	10,936	—	1,958	—	6,847	54,560	—	—	74,301
Total	$222,210	$136,826	$89,278	$63,468	$63,652	$220,958	$2,990	$355	$799,737
Home Equity
Credit Scores
Over 700	$1,530	$1,469	$1,790	$1,520	$1,561	$8,254	$242,980	$1,844	$260,948
661 - 700	98	51	297	392	210	1,658	42,542	541	45,789
600 and below	92	54	101	—	12	436	8,484	713	9,892
Data not available*	—	—	—	—	—	1,216	5,937	374	7,527
Total	$1,720	$1,574	$2,188	$1,912	$1,783	$11,564	$299,943	$3,472	$324,156

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2022
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$1,011	$522	$8,095	$9,628	$2,949,077	$2,958,705	$—	$8,313	$8,094
Multi-family mortgage	38	—	—	38	1,115,972	1,116,010	—	—	—
Construction	—	—	—	—	160,610	160,610	—	—	—
Total commercial real estate loans	1,049	522	8,095	9,666	4,225,659	4,235,325	—	8,313	8,094
Commercial loans and leases:
Commercial	30,192	2,373	678	33,243	614,552	647,795	—	1,366	581
Equipment financing	3,619	1,074	6,235	10,928	1,097,207	1,108,135	2	11,685	510
Condominium association	—	—	—	—	44,453	44,453	—	77	—
Total commercial loans and leases	33,811	3,447	6,913	44,171	1,756,212	1,800,383	2	13,128	1,091
Consumer loans:
Residential mortgage	1,391	74	1,621	3,086	808,874	811,960	—	3,394	2,085
Home equity	73	1	416	490	330,303	330,793	2	680	—
Other consumer	2	—	1	3	44,666	44,669	—	1	—
Total consumer loans	1,466	75	2,038	3,579	1,183,843	1,187,422	2	4,075	2,085
Total loans and leases	$36,326	$4,044	$17,046	$57,416	$7,165,714	$7,223,130	$4	$25,516	$11,270
There is no interest income recognized on nonaccrual loans for the three months ended March 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2021.

	At December 31, 2021
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

	At March 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$63	$1,220	$149	$1,432
Collectively evaluated	68,968	22,283	2,780	94,031
Total	$69,031	$23,503	$2,929	$95,463
Loans and Leases:
Individually evaluated	$14,724	$5,747	$4,334	$24,805
Collectively evaluated	4,220,601	1,794,636	1,183,088	7,198,325
Total	$4,235,325	$1,800,383	$1,187,422	$7,223,130

	At December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$—	$3,236	$38	$3,274
Collectively evaluated	69,213	23,819	2,778	95,810
Total loans and leases	$69,213	$27,055	$2,816	$99,084

Loans and Leases:
Individually evaluated	$16,906	$10,944	$4,853	$32,703
Collectively evaluated	4,086,134	1,876,192	1,159,428	7,121,754
Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Leases
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2022	At December 31, 2021
	(In Thousands)
Troubled debt restructurings:
On accrual	$10,858	$12,580
On nonaccrual	5,189	6,709
Total troubled debt restructurings	$16,047	$19,289

Total TDR loans and leases decreased by $3.3 million to $16.0 million at March 31, 2022 from $19.3 million at December 31, 2021, primarily driven by the payoffs of one commercial real estate relationship of $0.2 million, three commercial relationships totaling $2.6 million, four equipment financing relationships totaling $0.2 million, and one home equity relationship of $0.1 million, as well as the payments on TDR loans, partially offset by the new TDR loans during the three months ended March 31, 2022.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended March 31, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Equipment financing	12	$601	$601	$—	$407	2	$78
Total loans and leases	12	$601	$601	$—	$407	2	$78
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended March 31, 2021
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate	1	$497	$497	$—	$—	—	$—
Construction	4	2,764	2,764	—	—	—	—
Equipment financing	12	1,718	1,731	—	234	—	—
Total loans and leases	17	$4,979	$4,992	$—	$234	—	$—
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

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Extended maturity	$311	$4,300
Combination maturity, principal, interest rate	290	693
Total loans with modifications	$601	$4,993
The TDR loans and leases that were modified for the three months ended March 31, 2022 and 2021 were $0.6 million and $5.0 million, respectively. The decrease in TDR loans and leases that were modified for the three months ended March 31, 2022 were primarily due to the payoff of one construction relationship for $2.7 million and six equipment financing relationships totaling $1.7 million.
The net charge-offs for performing and nonperforming TDR loans and leases for the three months ended March 31, 2022 and 2021 were $0.0 million and $0.6 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of March 31, 2022 was $1.0 million. As of March 31, 2021, there were $2.1 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and regulatory guidance issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 pandemic related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to the COVID-19 pandemic are not required to be reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral). As of March 31, 2022, the Company granted 3,284 short-term deferments on loan and lease balances of $789.6 million of which 3,215 loans and leases representing balances $774.6 million returned to payment and 69 loans and leases representing balances of $15.0 million remain in deferment. The outstanding deferred loans and leases represent 0.2% of the Company's total loan and lease balances.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2022	At December 31, 2021
	(In Thousands)
Goodwill	$160,427	$160,427
Other intangible assets:
Core deposits	1,053	1,187
Trade name	1,089	1,089
Total other intangible assets	2,142	2,276
Total goodwill and other intangible assets	$162,569	$162,703
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 4.83 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2022	$360
Year ending:
2023	263
2024	151
2025	103
2026	74
2027	87
Thereafter	15
Total	$1,053
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2022 and 2021, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(29,267)	57	—	(29,210)
Reclassification adjustment for (income) expense recognized in earnings	—	(2)	—	(2)
Balance at March 31, 2022	$(29,450)	$92	$36	$(29,322)

	Three Months Ended March 31, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(14,408)	2	—	(14,406)
Reclassification adjustment for (income) expense recognized in earnings	—	(2)	—	(2)
Balance at March 31, 2021	$2,174	$7	$(99)	$2,082

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
As of March 31, 2022, the Company paid its counterparties a fixed weighted average interest rate of 0.11% over a maximum period of 5 months for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	138	$66,594	$56,100	$102,660	$143,323	$1,116,823	$1,485,500	$15,302
Pay fixed, receive variable	138	66,594	56,100	102,660	143,323	1,116,823	1,485,500	15,302
Risk participation-out agreements	41	—	6,833	22,657	6,573	252,782	288,845	785
Risk participation-in agreements	8	—	18,643	—	—	57,927	76,570	114

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	11	$2,329	$—	$—	$—	$—	$2,329	$94
Sells foreign currency, buys U.S. currency	11	2,331	—	—	—	—	2,331	88

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$8,244	$2,346	$83,461	$137,856	$1,092,702	$1,324,609	$63,798
Pay fixed, receive variable	135	8,244	2,346	83,461	137,856	1,092,702	1,324,609	63,798
Risk participation-out agreements	41	—	6,869	22,673	6,573	252,259	288,374	1,236
Risk participation-in agreements	8	—	18,718	—	—	58,298	77,016	207

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	10	$2,004	$—	$—	$—	$—	$2,004	$9
Sells foreign currency, buys U.S. currency	11	2,006	—	—	—	—	2,006	7

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $84.1 million and $126.9 million in the normal course of business as of March 31, 2022 and December 31, 2021, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$116	$—	$116	$—	$—	$116
Derivatives not designated as hedging instruments:
Loan level derivatives	$45,777	$—	$45,777	$—	$—	$45,777
Risk participation-out agreements	785	—	785	—	—	785
Foreign exchange contracts	100	—	100	—	—	100
Total	$46,778	$—	$46,778	$—	$—	$46,778

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$45,777	$—	$45,777	$45,138	$38,921	$(38,282)
Risk participation-in agreements	114	—	114	—	—	114
Foreign exchange contracts	94	—	94	—	—	94
Total	$45,985	$—	$45,985	$45,138	$38,921	$(38,074)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$43	$—	$43	$—	$—	$43
Derivatives not designated as hedging instruments:
Loan level derivatives	73,462	—	73,462	—	—	73,462
Risk participation-out agreements	1,236	—	1,236	—	—	1,236
Foreign exchange contracts	9	—	9	—	—	9
Total	$74,750	$—	$74,750	$—	$—	$74,750

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$1	$—	$1	$—	$—	$1
Derivatives not designated as hedging instruments:
Loan level derivatives	73,462	—	73,462	118,461	8,410	(53,409)
Risk participation-in agreements	207	—	207	—	—	207
Foreign exchange contracts	7	—	7	—	—	7
Total	$73,677	$—	$73,677	$118,461	$8,410	$(53,194)
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

	Fair Value
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Dollars in Thousands)
Derivatives designated as hedges	$116	$8
Gain in OCI on derivatives (effective portion), net of tax	$91	$7
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$2	$2

The guidance in ASU 2017-12 requires that amounts in accumulated other comprehensive income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. A portion of the balance reported in accumulated other comprehensive income related to derivatives will be

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. The Company monitors the risk of counterparty default on an ongoing basis.

(9) Stock Based Compensation

As of March 31, 2022, the Company had one active equity plan: the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan ("2021 Plan") with 1,750,000 authorized shares. As a result of the Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Company's 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan together referred to as the "Plans."

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

During the three months ended March 31, 2022 and March 31, 2021, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.

Total expense for the Plan was $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$24,705	$24,705	$26,454	$26,454

Denominator:
Weighted average shares outstanding	77,617,227	77,617,227	78,143,752	78,143,752
Effect of dilutive securities	—	309,595	—	260,311
Adjusted weighted average shares outstanding	77,617,227	77,926,822	78,143,752	78,404,063

EPS	$0.32	$0.32	$0.34	$0.34

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2022.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$187,792	$—	$187,792
GSE CMOs	—	24,257	—	24,257
GSE MBSs	—	175,868	—	175,868
Corporate debt obligations	—	22,209	—	22,209
U.S. Treasury bonds	—	319,941	—	319,941
Foreign government obligations	—	495	—	495
Total investment securities available-for-sale	$—	$730,562	$—	$730,562
Interest rate derivatives	—	116	—	116
Derivatives not designated as hedging instruments:
Loan level derivatives	—	45,777	—	45,777
Risk participation-out agreements	—	785	—	785
Foreign exchange contracts	—	100	—	100
Liabilities:
Interest rate derivatives	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	45,777	—	45,777
Risk participation-in agreements	—	114	—	114
Foreign exchange contracts	—	94	—	94

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$217,505	$—	$217,505
GSE CMOs	—	28,139	—	28,139
GSE MBSs	—	199,772	—	199,772
Corporate debt obligations	—	22,683	—	22,683
U.S. Treasury bonds	—	252,268	—	252,268
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$720,866	$—	$720,866
Interest rate derivatives	—	43	—	43
Loan level derivatives	—	73,462	—	73,462
Risk participation-out agreements	—	1,236	—	1,236
Foreign exchange contracts	—	9	—	9
Liabilities:
Interest rate derivatives	$—	$1	$—	$1
Loan level derivatives	—	73,462	—	73,462
Risk participation-in agreements	—	207	—	207
Foreign exchange contracts	—	7	—	7
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2022 and December 31, 2021, none of the investment securities was valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$1,002	$1,002
Repossessed assets	—	990	—	990
Total assets measured at fair value on a non-recurring basis	$—	$990	$1,002	$1,992

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$802	$802
Repossessed assets	—	718	—	718
Total assets measured at fair value on a non-recurring basis	$—	$718	$802	$1,520
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses. As of March 31, 2022 and December 31, 2021, the Company recorded no OREO.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At March 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$1,002	$802	Appraisal of collateral (1)
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

			Fair Value Measurements at March 31, 2022
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$7,127,667	$6,850,392	$—	$—	$6,850,392
Financial liabilities:
Certificates of deposits	1,163,583	1,155,545	—	1,155,545	—
Borrowed funds	392,897	382,616	—	382,616	—

			Fair Value Measurements at December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$7,055,373	$6,983,524	$—	$—	$6,983,524
Financial liabilities:
Certificates of deposit	1,283,237	1,283,012	—	1,283,012	—
Borrowed funds	357,321	350,471	—	350,471	—
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2022	At December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$46,926	$110,798
Commercial	195,662	162,931
Residential mortgage	41,777	28,685
Unadvanced portion of loans and leases	995,816	987,482
Unused lines of credit:
Home equity	616,407	611,212
Other consumer	80,521	64,589
Other commercial	430	414
Unused letters of credit:
Financial standby letters of credit	14,319	16,143
Performance standby letters of credit	19,095	17,145
Commercial and similar letters of credit	6,866	5,219
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,485,500	1,324,609
Pay fixed, receive variable	1,485,500	1,324,609
Risk participation-out agreements	288,845	288,374
Risk participation-in agreements	76,570	77,016
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	2,329	2,004
Sells foreign currency, buys U.S. currency	2,331	2,006

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
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Note 8.
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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company uses the FHLB classic advance rates available as of the leases' start dates as the discount rate to determine the net present value of the remaining lease payments.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$1,567	$1,563

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,638	$1,579

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2022	At December 31, 2021
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$19,571	$20,508
Operating lease liabilities	19,571	20,508

Weighted Average Remaining Lease Term
Operating leases	6.30	6.36

Weighted Average Discount Rate
Operating leases	3.1%	3.1%

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2022
(In Thousands)

Remainder of 2022	$4,609
Year ending:
2023	5,312
2024	3,733
2025	2,456
2026	1,684
2027	893
Thereafter	2,774
Total	$21,461
Less imputed interest	(1,890)
Present value of lease liability	$19,571
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.5 million for both the three months ended March 31, 2022 and 2021. Total other expenditures were $0.1 million for both the three months ended March 31, 2022 and 2021, respectively. Total rental expense was $1.5 million for both the three months ended March 31, 2022 and 2021, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, ongoing disruptions due to the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.4% of which is in the greater New York and New Jersey metropolitan area and 73.6% of which is in other areas in the United States of America as of March 31, 2022. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
•Paycheck Protection Program. Through March 31, 2022, the Banks funded a total of 4,700 U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans in the aggregate amount of $872.1 million. As of March 31, 2022, $14.0 million in PPP loans remain outstanding, net of deferred fees and costs of $0.4 million. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. While the Company established a lending facility under the PPPLF program, it has not been used.
•Troubled Debt Restructuring Relief. From March 1, 2020 through January 1, 2022, a financial institution could elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of March 31, 2022, the Company granted 3,284 short-term deferments on loan and lease balances of $789.6 million. Of these modifications, 3,215 loans and leases with total balances of $774.6 million have returned to the payment status and 69 loans and leases with total balances of $15.0 million remain on the deferral status, which represents 0.2% of the Company's total loan and lease balances. These short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.32	$0.37	$0.37	$0.40	$0.34
Earnings per share - Diluted	0.32	0.37	0.37	0.40	0.34
Book value per share (end of period)	12.65	12.82	12.61	12.44	12.10
Tangible book value per share (end of period) (1)	10.56	10.73	10.51	10.35	10.01
Dividends paid per common share	0.125	0.125	0.120	0.120	0.115
Stock price (end of period)	15.82	16.19	15.26	14.95	15.00

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.49%	3.52%	3.53%	3.52%	3.39%
Return on average assets	1.16%	1.35%	1.38%	1.48%	1.21%
Return on average tangible assets (1)	1.18%	1.38%	1.41%	1.51%	1.24%
Return on average stockholders' equity	9.91%	11.56%	11.79%	13.21%	11.18%
Return on average tangible stockholders' equity (1)	11.84%	13.84%	14.15%	15.92%	13.51%
Dividend payout ratio (1)	39.28%	34.00%	32.54%	29.69%	33.99%
Efficiency ratio (3)	56.37%	52.23%	53.64%	49.30%	55.22%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.11%	0.12%	0.07%	0.03%	0.10%
Nonperforming loans and leases as a percentage of total loans and leases	0.35%	0.45%	0.52%	0.49%	0.43%
Nonperforming assets as a percentage of total assets	0.31%	0.39%	0.44%	0.41%	0.44%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.32%	1.38%	1.48%	1.52%	1.51%

CAPITAL RATIOS
Stockholders' equity to total assets	11.37%	11.57%	11.77%	11.49%	11.04%
Tangible equity ratio (1)	9.67%	9.87%	10.01%	9.75%	9.31%

FINANCIAL CONDITION DATA
Total assets	$8,633,736	$8,602,622	$8,312,649	$8,461,964	$8,559,810
Total loans and leases	7,223,130	7,154,457	6,931,694	7,020,275	7,267,552
Allowance for loan and lease losses	95,463	99,084	102,515	106,474	109,837
Investment securities available-for-sale	730,562	720,866	732,020	694,151	729,901
Equity securities held-for-trading	—	—	—	—	518
Goodwill and identified intangible assets	162,569	162,703	162,911	163,119	163,347
Total deposits	7,094,378	7,049,906	6,873,010	6,894,701	6,866,786
Total borrowed funds	392,897	357,321	267,539	363,014	546,003
Stockholders' equity	981,935	995,342	978,452	972,252	945,399

					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$69,848	$71,461	$70,697	$71,106	$69,109
(Credit) provision for credit losses	(164)	751	(3,110)	(3,331)	(2,147)
Non-interest income	5,529	10,699	5,586	5,910	4,794
Non-interest expense	42,487	42,909	40,922	37,966	40,811
Net income	24,705	28,545	28,839	31,602	26,454
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets increased $31.1 million, or 1.4% on an annualized basis, to $8.63 billion as of March 31, 2022 from $8.60 billion as of December 31, 2021. The increase was primarily driven by an increase in loans and leases, partially offset by a decrease in cash and cash equivalents.
Cash and cash equivalents decreased $34.5 million, or 42.1% on an annualized basis, to $293.3 million as of March 31, 2022 from $327.7 million as of December 31, 2021.
Total loans and leases increased $68.7 million, or 3.8% on an annualized basis, to $7.22 billion as of March 31, 2022 from $7.15 billion December 31, 2021. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.04 billion, or 83.6% of total loans and leases as of March 31, 2022, an increase of $45.5 million, or 3.0% on an annualized basis, from $5.99 billion, or 83.7% of total loans and leases, as of December 31, 2021.
PPP loans decreased $53.7 million, or 317.2% on an annualized basis, to $14.0 million as of March 31, 2022 from $67.7 million as of December 31, 2021.
Total deposits increased $44.5 million, or 2.5% on an annualized basis, to $7.09 billion as of March 31, 2022 from $7.05 billion as of December 31, 2021. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.9 billion, or 83.6% of total deposits as of March 31, 2022, an increase of $164.1 million, or 11.4% on an annualized basis, from $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Certificate of deposit balances totaled $1.05 billion, or 14.8% of total deposits as of March 31, 2022, a decrease of $69.7 million, or 24.9% on an annualized basis, from $1.12 billion, or 15.9% of total deposits, as of December 31, 2021. Brokered deposits totaled $115.5 million, or 1.6% of total deposits as of March 31, 2022, a decrease of $50.0 million, or 120.8% on an annualized basis, from $165.5 million, or 2.3% of total deposits, as of December 31, 2021.
Total borrowed funds increased $35.6 million, or 39.8% on an annualized basis, to $392.9 million as of March 31, 2022 from $357.3 million as of December 31, 2021.
Asset Quality
Nonperforming assets as of March 31, 2022 totaled $26.5 million, or 0.31% of total assets, compared to $33.2 million, or 0.39% of total assets, as of December 31, 2021. Net charge-offs for the three months ended March 31, 2022 were $1.9 million, or 0.11% of average loans and leases on an annualized basis, compared to $1.8 million, or 0.10% of average loans and leases on an annualized basis, for the three months ended March 31, 2021.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.32% as of March 31, 2022, compared to 1.38% as of December 31, 2021. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 374.13% as of March 31, 2022, compared to 305.26% as of December 31, 2021.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 12.01% as of March 31, 2022, compared to 11.86% as of December 31, 2021. The Company's Tier 1 leverage ratio was 10.24% as of March 31, 2022, compared to 10.15% as of December 31, 2021. As of March 31, 2022, the Company's Tier 1 risk-based capital ratio was 12.14%, compared to 11.99% as of December 31, 2021. The Company's Total risk-based capital ratio was 14.45% as of March 31, 2022, compared to 14.30% as of December 31, 2021.
The Company's ratio of stockholders' equity to total assets was 11.37% and 11.57% as of March 31, 2022 and December 31, 2021, respectively. The Company's tangible equity ratio was 9.67% and 9.87% as of March 31, 2022 and December 31, 2021, respectively.
Net Income
For the three months ended March 31, 2022, the Company reported net income of $24.7 million, or $0.32 per basic and diluted share, a decrease of $1.7 million from net income of $26.5 million, or $0.34 per basic and diluted share, for the three months ended March 31, 2021. This decrease in net income is primarily the result of an increase in the provision for credit losses of $2.0 million and an increase in non-interest expense of $1.7 million, partially offset by an increase in net interest income of $0.7 million, an increase in non-interest income of $0.7 million, and a decrease in the provision for income taxes of $0.4 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.16% for the three months ended March 31, 2022, compared to 1.21% for the three months ended March 31, 2021. The annualized return on average stockholders' equity was 9.91% for the three months ended March 31, 2022, compared to 11.18% for the three months ended March 31, 2021.
The net interest margin was 3.49% for the three months ended March 31, 2022, up from 3.39% for the three months ended March 31, 2021. The increase in the net interest margin is a result of a decrease of 21 basis points in the Company's overall cost of funds to 0.29% for the three months ended March 31, 2022 from 0.50% for the three months ended March 31, 2021, partially offset by a decrease in the yield on interest-earning assets of 10 basis points to 3.70% for the three months ended March 31, 2022 from 3.80% for the three months ended March 31, 2021.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2021 Annual Report on Form 10-K, management has identified the determination of the allowance for credit losses and the review of goodwill for impairment as the Company’s most critical accounting policies.
Recent Accounting Developments
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDR”s) and also the disclosure of gross writeoff information included in required vintage disclosures. Management has determined that ASU 2022-02 does apply to the Company. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2021, FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has determined that ASU 2021-01 does apply to the Company and management is determining the impact as of March 31, 2022.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Net income, as reported	$24,705	$26,454
Less:
Security (losses) gains (after-tax)	—	(5)
Operating earnings	$24,705	$26,459

Basic earnings per share, as reported	$0.32	$0.34
Less:
Security gains (after-tax)	—	—
Basic operating earnings per share	$0.32	$0.34

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in Thousands)
Operating earnings	$24,705	$28,569	$28,839	$31,601	$26,459

Average total assets	$8,531,043	$8,462,231	$8,360,635	$8,540,228	$8,714,158
Less: Average goodwill and average identified intangible assets, net	162,632	162,804	163,011	163,224	163,457
Average tangible assets	$8,368,411	$8,299,427	$8,197,624	$8,377,004	$8,550,701

Return on average assets (annualized)	1.16%	1.35%	1.38%	1.48%	1.21%
Less:
Security gains	—%	—%	—%	—%	—%
Operating return on average assets (annualized)	1.16%	1.35%	1.38%	1.48%	1.21%

Return on average tangible assets (annualized)	1.18%	1.38%	1.41%	1.51%	1.24%
Less:
Security gains	—%	—%	—%	—%	—%
Operating return on average tangible assets (annualized)	1.18%	1.38%	1.41%	1.51%	1.24%

Average total stockholders' equity	$997,293	$987,522	$978,371	$957,207	$946,482
Less: Average goodwill and average identified intangible assets, net	162,632	162,804	163,011	163,224	163,457
Average tangible stockholders' equity	$834,661	$824,718	$815,360	$793,983	$783,025

Return on average stockholders' equity (annualized)	9.91%	11.56%	11.79%	13.21%	11.18%
Less:
Security gains	—%	(0.01)%	—%	—%	—%
Operating return on average stockholders' equity (annualized)	9.91%	11.57%	11.79%	13.21%	11.18%

Return on average tangible stockholders' equity (annualized)	11.84%	13.84%	14.15%	15.92%	13.51%
Less:
Security gains	—%	(0.01)%	—%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	11.84%	13.85%	14.15%	15.92%	13.51%

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in Thousands)
Net income, as reported	$24,705	$28,545	$28,839	$31,602	$26,454

Average total assets	$8,531,043	$8,462,231	$8,360,635	$8,540,228	$8,714,158
Less: Average goodwill and average identified intangible assets, net	162,632	162,804	163,011	163,224	163,457
Average tangible assets	$8,368,411	$8,299,427	$8,197,624	$8,377,004	$8,550,701

Return on average tangible assets (annualized)	1.18%	1.38%	1.41%	1.51%	1.24%

Average total stockholders' equity	$997,293	$987,522	$978,371	$957,207	$946,482
Less: Average goodwill and average identified intangible assets, net	162,632	162,804	163,011	163,224	163,457
Average tangible stockholders' equity	$834,661	$824,718	$815,360	$793,983	$783,025

Return on average tangible stockholders' equity (annualized)	11.84%	13.84%	14.15%	15.92%	13.51%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in Thousands)
Total stockholders' equity	$981,935	$995,342	$978,452	$972,252	$945,399
Less: Goodwill and identified intangible assets, net	162,569	162,703	162,911	163,119	163,347
Tangible stockholders' equity	$819,366	$832,639	$815,541	$809,133	$782,052

Total assets	$8,633,736	$8,602,622	$8,312,649	$8,461,964	$8,559,810
Less: Goodwill and identified intangible assets, net	162,569	162,703	162,911	163,119	163,347
Tangible assets	$8,471,167	$8,439,919	$8,149,738	$8,298,845	$8,396,463

Tangible equity ratio	9.67%	9.87%	10.01%	9.75%	9.31%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in Thousands)
Tangible stockholders' equity	$819,366	$832,639	$815,541	$809,133	$782,052

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,037,464	7,037,464	7,034,754	6,536,478	6,534,602
Unallocated ESOP	18,051	24,660	31,278	37,890	44,502
Unvested restricted stock	500,098	500,098	502,808	448,105	449,981
Common shares outstanding	77,621,559	77,614,950	77,608,332	78,154,699	78,148,087

Tangible book value per share	$10.56	$10.73	$10.51	$10.35	$10.01

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in Thousands)
Dividends paid	$9,705	$9,705	$9,383	$9,383	$8,992

Net income, as reported	$24,705	$28,545	$28,839	$31,602	$26,454

Dividend payout ratio	39.28%	34.00%	32.54%	29.69%	33.99%

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in Thousands)
Allowance for loan and lease losses	$95,463	$99,084	$102,515	$106,474	$109,837

Total loans and leases	$7,223,130	$7,154,457	$6,931,694	$7,020,275	$7,267,552
Less: Total PPP loans	14,013	67,711	160,586	348,411	604,790
Total loans and leases excluding PPP loans	$7,209,117	$7,086,746	$6,771,108	$6,671,864	$6,662,762

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.32%	1.40%	1.51%	1.60%	1.65%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At March 31, 2022		At December 31, 2021
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,958,705	41.0%	$2,842,791	39.6%
Multi-family mortgage	1,116,010	15.5%	1,099,818	15.4%
Construction	160,610	2.2%	160,431	2.2%
Total commercial real estate loans	4,235,325	58.7%	4,103,040	57.2%
Commercial loans and leases:
Commercial	633,782	8.8%	666,677	9.4%
Equipment financing	1,108,135	15.3%	1,105,611	15.5%
Condominium association	44,453	0.6%	47,137	0.7%
PPP	14,013	0.2%	67,711	0.9%
Total commercial loans and leases	1,800,383	24.9%	1,887,136	26.5%
Consumer loans:
Residential mortgage	811,960	11.2%	799,737	11.2%
Home equity	330,793	4.6%	324,156	4.5%
Other consumer	44,669	0.6%	40,388	0.6%
Total consumer loans	1,187,422	16.4%	1,164,281	16.3%
Total loans and leases	7,223,130	100.0%	7,154,457	100.0%
Allowance for loan and lease losses	(95,463)		(99,084)
Net loans and leases	$7,127,667		$7,055,373

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2022:

	At March 31, 2022	At December 31, 2021	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$4,235,325	$4,103,040	$132,285	12.9%
Commercial	1,800,383	1,887,136	(86,753)	-18.4%
Consumer	1,187,422	1,164,281	23,141	8.0%
Total loans and leases	$7,223,130	$7,154,457	$68,673	3.84%
Less: PPP	14,013	67,711	(53,698)	-317.2%
Total core loans and leases	$7,209,117	$7,086,746	$14,975	0.8%
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

The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $50.0 million unless approved by the Company's Credit Committee. As of March 31, 2022, there were seven borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $390.4 million, or 4.4% of total loans and commitments, as of March 31, 2022. As of December 31, 2021, there were six borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $322.5 million, or 3.0% of total loans and commitments, as of December 31, 2021.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 58.7% of total loans and leases outstanding as of March 31, 2022.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($982.0 million), office buildings ($698.1 million), retail stores ($634.5 million), industrial properties ($605.6 million), mixed-use properties ($348.9 million), lodging services ($165.1 million) and food services ($56.9 million) as of March 31, 2022. At that date, approximately 93.0% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans which represented 24.9% of total loans outstanding as of March 31, 2022.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($650.5 million), transportation services ($347.2 million), food services ($158.8 million), manufacturing ($108.8 million), recreation services ($92.2 million), rental and leasing services ($76.5 million), and retail ($77.2 million) as of March 31, 2022.
The Company provides commercial banking services to companies in its market area. Approximately 45.5% of the commercial loans outstanding as of March 31, 2022 were made to borrowers located in New England. The remaining 54.5% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $14.0 million as of March 31, 2022.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.6% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.4% of total loans outstanding as of March 31, 2022. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2022, other consumer loans equaled $44.7 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2022, the Company had $84.9 million of total assets that were designated as criticized. This compares to $95.4 million of assets designated as criticized as of December 31, 2021. The decrease of $10.5 million in criticized assets was primarily driven by seven commercial real estate relationships for ($18.5) million, several equipment financing relationships for ($3.9) million, seven commercial relationship for ($1.9) million paid off, and the payments made on criticized loans. This was partially offset by three commercial real estate relationships of $14.7 million becoming criticized for the three months ended March 31, 2022.
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
As of March 31, 2022, the Company had nonperforming assets of $26.5 million, representing 0.31% of total assets, compared to nonperforming assets of $33.2 million, or 0.39% of total assets as of December 31, 2021. The decrease of $6.7 million in nonperforming assets was primarily driven by payoffs of four commercial real estate relationships of ($1.4) million, several equipment financing relationships totaling ($3.0) million, and one commercial relationship of ($1.4) million, as well as the payments made on non-accrual loans. This was partially offset by several equipment financing relationships totaling $0.7 million, and one commercial relationship of $0.6 million becoming non-accrual during the three months ended March 31, 2022.

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
Past Due and Accruing
As of March 31, 2022, and December 31, 2021 the Company had minimal to no loans and leases greater than 90 days past due and accruing.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$8,313	$10,848
Multi-family mortgage	—	—
Construction	—	—
Total commercial real estate loans	8,313	10,848

Commercial	1,366	2,318
Equipment financing	11,685	15,014
Condominium association	77	84
Total commercial loans and leases	13,128	17,416

Residential mortgage	3,394	3,909
Home equity	680	285
Other consumer	1	1
Total consumer loans	4,075	4,195

Total nonaccrual loans and leases	25,516	32,459

Other real estate owned	—	—
Other repossessed assets	990	718
Total nonperforming assets	$26,506	$33,177

Loans and leases past due greater than 90 days and accruing	$4	$1
Total delinquent loans and leases 61-90 days past due	4,044	6,081
Restructured loans and leases not included in nonperforming assets	10,858	12,580

Total nonperforming loans and leases as a percentage of total loans and leases	0.35%	0.45%
Total nonperforming assets as a percentage of total assets	0.31%	0.39%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.06%	0.08%

Troubled Debt Restructuring Loans and Leases
Total TDR loans and leases decreased $3.3 million to $16.0 million at March 31, 2022 from $19.3 million at December 31, 2021. The decrease was primarily driven by two commercial relationships paid off for ($2.6) million, and the payments made on a TDR loan during the three months ended March 31, 2022.
As of March 31, 2022, total TDR loans included $2.5 million of commercial loans, $7.6 million of equipment financing loans and leases, $2.8 million of residential mortgage loans, $1.9 million of home equity loans, and $1.2 million of commercial real estate loans. As of December 31, 2021, total TDR loans included $5.4 million of commercial loans, $7.5 million of equipment financing loans and leases, $2.9 million of residential mortgage loans, $2.0 million of home equity loans, and $1.5 million of commercial real estate loans.
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At March 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$10,858	$12,580
On nonaccrual	5,189	6,709
Total troubled debt restructurings	$16,047	$19,289

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Balance at beginning of period	$19,289	$18,959
Additions	601	4,980
Net charge-offs	1	(598)
Repayments	(3,844)	(278)
Balance at end of period	$16,047	$23,063

From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency, a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. Through March 31, 2022, the Company granted 3,284 short-term deferments on loan and lease balances of $789.6 million of which 3,215 loans and leases representing balances $774.6 million have returned to payment and 69 loans and leases representing balances of $15.0 million remain in deferment. The outstanding deferred loans and leases represent 0.2% of the Company's total loan and lease balances.
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

The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For March 31, 2022, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2022 and 2021.

	At and for the Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(2,301)	(6)	(2,344)
Recoveries	6	353	38	397
Provision (credit) for loan and lease losses	(151)	(1,604)	81	(1,674)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463

Total loans and leases	$4,235,325	$1,800,383	$1,187,422	$7,223,130
Total allowance for loan and lease losses as a percentage of total loans and leases	1.63%	1.31%	0.25%	1.32%

	At and for the Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	—	(2,140)	(3)	(2,143)
Recoveries	—	331	52	383
Provision (credit) for loan and lease losses	(203)	(1,864)	(715)	(2,782)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837

Total loans and leases	$3,790,341	$2,324,202	$1,153,009	$7,267,552
Total allowance for loan and lease losses as a percentage of total loans and leases	2.11%	1.11%	0.35%	1.51%

At March 31, 2022, the allowance for loan and lease losses decreased to $95.5 million, or 1.32% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $99.1 million, or 1.38% of total loans and leases outstanding, as of December 31, 2021. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended March 31, 2022 and 2021 were $1.9 million and $1.8 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended March 31, 2022 and 2021 were 0.11% and 0.10%, respectively. The increase in the net charge-offs for the three months ended March 31, 2022 was primarily due to an increase in net charge-offs of $0.4 million in equipment financing loans, partially offset by a decrease in net charge-offs of $0.3 million in commercial loans.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2022			At December 31, 2021
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$45,993	48.2%	41.0%	$44,843	45.3%	39.6%
Multi-family mortgage	16,562	17.3%	15.5%	17,474	17.6%	15.4%
Construction	6,476	6.8%	2.2%	6,896	7.0%	2.2%
Total commercial real estate loans	69,031	72.3%	58.7%	69,213	69.9%	57.2%
Commercial	15,484	16.2%	9.0%	9,068	9.2%	10.3%
Equipment financing	7,948	8.3%	15.3%	17,907	18.0%	15.5%
Condominium association	71	0.1%	0.6%	80	0.1%	0.7%
Total commercial loans	23,503	24.6%	24.9%	27,055	27.3%	26.5%
Residential mortgage	1,450	1.5%	11.2%	1,297	1.3%	11.2%
Home equity	1,298	1.4%	4.6%	1,335	1.3%	4.5%
Other consumer	181	0.2%	0.6%	184	0.2%	0.6%
Total consumer loans	2,929	3.1%	16.4%	2,816	2.8%	16.3%
Total	$95,463	100.0%	100.0%	$99,084	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of March 31, 2022 is appropriate.
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
Cash, cash equivalents, and investment securities decreased $24.8 million, or 9.4% on an annualized basis, the balance as of March 31, 2022, and December 31, 2021 is $1.0 billion. The decrease was driven by a decrease in short-term investments. Cash, cash equivalents, and investment securities were 11.9% of total assets as of March 31, 2022, compared to 12.2% of total assets at December 31, 2021.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2022		At December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$200,046	$187,792	$219,723	$217,505
GSE CMOs	25,077	24,257	27,892	28,139
GSE MBSs	183,166	175,868	196,930	199,772
Corporate debt obligations	22,147	22,209	22,178	22,683
U.S. Treasury bonds	337,402	319,941	253,878	252,268
Foreign government obligations	$500	$495	500	499
Total investment securities available-for-sale	$768,338	$730,562	$721,101	$720,866

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $36.3 million for the three months ended March 31, 2022 compared to $46.2 million for the same period in 2021. For the three months ended March 31, 2022 and 2021, the Company did not sell any investment securities available for sale. For the three months ended March 31, 2022, the Company purchased $84.1 million of investment securities available-for-sale, compared to $49.5 million for the same period in 2021.
As of March 31, 2022, the fair value of all investment securities available-for-sale was $730.6 million and carried a total of $37.8 million of net unrealized losses, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of March 31, 2022, $630.7 million, or 86.3%, of the portfolio, had gross unrealized losses of $38.3 million. This compares to $353.8 million, or 49.1%, of the portfolio with gross unrealized losses of $7.9 million as of December 31, 2021. The Company's unrealized loss position has increased in 2022 driven by higher long-term interest rates.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2022, the deficiency balance of capital stock was $1.2 million, as compared to a $0.1 million excess balance as of December 31, 2021.
As of March 31, 2022, the Company owned stock in the FHLBB with a carrying value of $10.6 million, an increase of $0.1 million from $10.5 million as of December 31, 2021. As of March 31, 2022, the FHLBB had total assets of $32.4 billion and total capital of $2.4 billion, of which $1.6 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2022 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2021.

Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of March 31, 2022 and December 31, 2021, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of March 31, 2022, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2021.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2022			At December 31, 2021
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,903,331	26.8%	—%	$1,888,462	26.8%	—%
Interest-bearing deposits:
NOW accounts	627,904	8.9%	0.09%	604,097	8.6%	0.08%
Savings accounts	967,183	13.6%	0.09%	915,804	13.0%	0.09%
Money market accounts	2,432,377	34.3%	0.26%	2,358,306	33.5%	0.26%
Certificate of deposit accounts	1,048,036	14.8%	0.67%	1,117,695	15.9%	0.71%
Brokered deposit accounts	115,547	1.6%	0.01%	165,542	2.3%	0.04%
Total interest-bearing deposits	5,191,047	73.2%	0.29%	5,161,444	73.2%	0.30%
Total deposits	$7,094,378	100.0%	0.21%	$7,049,906	100.0%	0.22%

Total deposits increased $44.5 million to $7.1 billion as of March 31, 2022, compared to $7.0 billion as of December 31, 2021. Deposits as a percentage of total assets increased to 82.2% as of March 31, 2022, compared to 82.0% as of December 31, 2021.

During the three months ended March 31, 2022, core deposits increased $164.1 million. The ratio of core deposits to total deposits increased from 81.8% as of December 31, 2021 to 83.6% as of March 31, 2022, primarily due to an increase in demand checking, savings and money market accounts.

Certificate of deposit accounts decreased $69.7 million to $1.0 billion as of March 31, 2022, compared to $1.1 billion as of December 31, 2021. Certificate of deposit accounts decreased as a percentage of total deposits to 14.8% as of March 31, 2022 from 15.9% as of December 31, 2021.

Brokered deposits decreased $50.0 million to $115.5 million as of March 31, 2022, compared to $165.5 million as of December 31, 2021. Brokered deposits decreased as a percentage of total deposits to 1.6% as of March 31, 2022 from 2.3% as of December 31, 2021. The decrease in brokered deposits was driven by the balance of brokered NOW accounts. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2022			2021
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,880,039	26.7%	—%	$1,643,373	23.9%	—%
NOW accounts	589,891	8.4%	0.07%	477,893	7.0%	0.11%
Savings accounts	933,173	13.2%	0.09%	712,728	10.4%	0.13%
Money market accounts	2,416,577	34.3%	0.26%	2,084,503	30.4%	0.29%
Total core deposits	5,819,680	82.6%	0.13%	4,918,497	71.7%	0.15%
Certificate of deposit accounts	1,091,729	15.5%	0.69%	1,328,112	19.4%	1.27%
Brokered deposit accounts	132,751	1.9%	0.16%	610,824	8.9%	0.47%
Total deposits	$7,044,160	100.0%	0.21%	$6,857,433	100.0%	0.39%

As of March 31, 2022 and December 31, 2021, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At March 31, 2022		At December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$173,907	0.63%	$182,082	0.58%
Over six months through 12 months	109,611	0.50%	125,888	0.66%
Over 12 months	38,978	2.10%	51,377	1.86%
Total certificate of deposit of $250,000 or more	$322,496	0.77%	$359,347	0.79%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$317,873	$664,692
Maximum amount outstanding at any month-end during the period	392,897	686,346
Balance outstanding at end of period	392,897	546,003
Weighted average interest rate for the period	1.88%	1.60%
Weighted average interest rate at end of period	1.76%	2.33%

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
FHLBB borrowings increased $53.3 million to $201.2 million as of March 31, 2022 from the December 31, 2021 balance of $147.9 million.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2022	December 31, 2021
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 25, 2022	$4,873	$4,868
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 16, 2022	4,809	4,802
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,252	74,227
			Total	$83,934	$83,897
The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of March 31, 2022. This compares to $0.3 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of December 31, 2021.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $17.8 million to $77.7 million as of March 31, 2022 from $95.5 million as of December 31, 2021.
The Company has access to a $12.0 million committed line of credit as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $700.0 million. As of March 31, 2022, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit as compared to $30.0 million as of December 31, 2021.

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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2022 and December 31, 2021:

	At March 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,485,500	$1,324,608
Pay fixed, receive variable	1,485,500	1,324,608
Risk participation-out agreements	288,845	288,374
Risk participation-in agreements	76,570	77,016
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$2,329	$2,004
Sells foreign currency, buys U.S. currency	2,331	2,006
Fixed weighted average interest rate from the Company to counterparty	2.71%	2.85%
Floating weighted average interest rate from counterparty to the Company	1.03%	0.78%
Weighted average remaining term to maturity (in months)	74	82
Fair value:
Recognized as an asset:
Interest rate derivatives	$116	$43
Loan level derivatives	45,777	73,462
Risk participation-out agreements	785	1,236
Foreign exchange contracts	100	9
Recognized as a liability:
Derivatives not designated as hedging instruments:
Interest rate derivatives	$—	$1
Loan level derivatives	45,777	73,462
Risk participation-in agreements	114	207
Foreign exchange contracts	94	7
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $981.9 million as of March 31, 2022, representing a $13.4 million decrease compared to $995.3 million at December 31, 2021. The decrease for the three months ended March 31, 2022, primarily reflects the unrealized loss on securities available-for-sale of $29.2 million and dividends paid by the Company of $9.7 million, partially offset by net income attributable to the Company of $24.7 million.
Stockholders' equity represented 11.37% of total assets as of March 31, 2022 and 11.57% of total assets as of December 31, 2021. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.67% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2022 and 9.87% as of December 31, 2021.
On January 27, 2021, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021. As of September 30, 2021, 690,253 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.46.

On November 10, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022.
The dividend payout ratio was 39.28% for the three months ended March 31, 2022, compared to 33.99% for the same period in 2021.
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
Net Interest Income
Net interest income increased $0.7 million to $69.8 million for the three months ended March 31, 2022 from $69.1 million for the three months ended March 31, 2021. This increase reflects a $4.1 million decrease in interest expense on deposits and borrowings, which is reflective of the sustained, low interest rate environment, offset by a $3.3 million decrease in interest income on loans and leases primarily due to lower fee income from PPP loans, along with a $0.1 million decrease in interest income on investment securities. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2022 and March 31, 2021 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2022 and March 31, 2021 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 10 basis points to 3.49% for the three months ended March 31, 2022 from 3.39% for the three months ended March 31, 2021. Excluding PPP loans, net interest margin increased by 16 basis points to 3.44% for the three months ended March 31, 2022 from 3.28% for three months ended March 31, 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.00% for the three months ended March 31, 2022 from 4.13% for the three months ended March 31, 2021.
The yield on interest-earning assets decreased to 3.70% for the three months ended March 31, 2022 from 3.80% for the three months ended March 31, 2021. This decrease is a result of lower yields on loans and leases. During the three months ended March 31, 2022, the Company recorded $1.5 million in prepayment penalties and late charges, which contributed 8 basis points to yields on interest-earning assets in the three months ended March 31, 2022, compared to $1.2 million, or 6 basis points, for the three months ended March 31, 2021.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 21 basis points to 0.29% for the three months ended March 31, 2022 from 0.50% for the three months ended March 31, 2021. Refer to "Financial Condition - Borrowed Funds" above for more details.

Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and remained low throughout the first quarter of 2022. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other factors, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2022 and March 31, 2021. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$720,263	$2,996	1.66%	$754,699	$3,118	1.65%
Marketable and restricted equity securities	27,909	328	4.70%	45,673	301	2.64%
Short-term investments	192,475	66	0.14%	191,751	39	0.08%
Total investments	940,647	3,390	1.44%	992,123	3,458	1.39%
Commercial real estate loans (2)	4,152,414	36,027	3.47%	3,785,897	34,245	3.62%
Commercial loans (2)	755,809	7,998	4.23%	1,249,824	12,746	4.08%
Equipment financing (2)	1,105,194	18,012	6.52%	1,079,039	18,043	6.69%
Residential mortgage loans (2)	804,939	6,992	3.47%	780,785	7,232	3.71%
Other consumer loans (2)	366,534	2,750	3.04%	375,590	2,795	3.02%
Total loans and leases	7,184,890	71,779	4.00%	7,271,135	75,061	4.13%
Total interest-earning assets	8,125,537	75,169	3.70%	8,263,258	78,519	3.80%
Allowance for loan and lease losses	(98,960)			(115,458)
Non-interest-earning assets	504,466			566,358
Total assets	$8,531,043			$8,714,158
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$589,891	103	0.07%	$477,893	130	0.11%
Savings accounts	933,173	198	0.09%	712,728	235	0.13%
Money market accounts	2,416,577	1,570	0.26%	2,084,503	1,486	0.29%
Certificate of deposit accounts	1,091,729	1,848	0.69%	1,328,112	4,154	1.27%
Brokered deposit accounts	132,751	52	0.16%	610,824	702	0.47%
Total interest-bearing deposits (3)	5,164,121	3,771	0.30%	5,214,060	6,707	0.52%
Advances from the FHLBB	103,878	187	0.72%	488,537	1,370	1.12%
Subordinated debentures and notes	83,915	1,244	5.93%	83,764	1,242	5.93%
Other borrowed funds	130,080	61	0.19%	92,391	39	0.17%
Total borrowed funds	317,873	1,492	1.88%	664,692	2,651	1.60%
Total interest-bearing liabilities	5,481,994	5,263	0.39%	5,878,752	9,358	0.65%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,880,039			1,643,373
Other non-interest-bearing liabilities	171,717			245,551
Total liabilities	7,533,750			7,767,676
Total stockholders' equity	997,293			946,482
Total liabilities and stockholders' equity	$8,531,043			$8,714,158
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		69,906	3.31%		69,161	3.15%
Less adjustment of tax-exempt income		58			52
Net interest income		$69,848			$69,109
Net interest margin (5)			3.49%			3.39%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.22% and 0.40% in the three months ended March 31, 2022 and March 31, 2021, respectively.
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

	Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(141)	$19	$(122)
Marketable and restricted equity securities	(145)	172	27
Short-term investments	—	27	27
Total investments	(286)	218	(68)
Loans and leases:
Commercial real estate loans	3,209	(1,427)	1,782
Commercial loans and leases	(5,190)	442	(4,748)
Equipment financing	426	(457)	(31)
Residential mortgage loans	221	(461)	(240)
Other consumer loans	(64)	19	(45)
Total loans	(1,398)	(1,884)	(3,282)
Total change in interest and dividend income	(1,684)	(1,666)	(3,350)
Interest expense:
Deposits:
NOW accounts	26	(53)	(27)
Savings accounts	52	(89)	(37)
Money market accounts	238	(154)	84
Certificate of deposit accounts	(647)	(1,659)	(2,306)
Brokered deposit accounts	(353)	(297)	(650)
Total deposits	(684)	(2,252)	(2,936)
Borrowed funds:
Advances from the FHLBB	(814)	(369)	(1,183)
Subordinated debentures and notes	2	—	2
Other borrowed funds	17	5	22
Total borrowed funds	(795)	(364)	(1,159)
Total change in interest expense	(1,479)	(2,616)	(4,095)
Change in tax-exempt income	6	—	6
Change in net interest income	$(211)	$950	$739

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$36,027	$34,245	$1,782	5.2%
Commercial loans	7,940	12,692	(4,752)	(37.4)%
Equipment financing	18,012	18,043	(31)	(0.2)%
Residential mortgage loans	6,992	7,232	(240)	(3.3)%
Other consumer loans	2,750	2,797	(47)	(1.7)%
Total interest income—loans and leases	$71,721	$75,009	$(3,288)	(4.4)%
Total interest from loans and leases was $71.7 million for the three months ended March 31, 2022, and represented a yield on total loans of 4.00%. This compares to $75.0 million of interest on loans and a yield of 4.13% for the three months ended March 31, 2021. The $3.3 million decrease in interest income from loans and leases was primarily due to a decrease of $1.9 million in changes to interest rates, and a decrease of $1.4 million in origination volume.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$2,996	$3,118	$(122)	(3.9)%
Marketable and restricted equity securities	328	301	27	9.0%
Short-term investments	66	39	27	69.2%
Total interest income—investments	$3,390	$3,458	$(68)	(2.0)%
Total interest income from investments was $3.4 million for the three months ended March 31, 2022, compared to $3.5 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the yield on total investments was 1.4%. The year-over-year decrease in interest income on investments of $0.1 million, or 2.0%, was primarily driven by a $0.3 million decrease due to volume and a $0.2 million increase due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$103	$130	$(27)	(20.8)%
Savings accounts	198	235	(37)	(15.7)%
Money market accounts	1,570	1,486	84	5.7%
Certificate of deposit accounts	1,848	4,154	(2,306)	(55.5)%
Brokered deposit accounts	52	702	(650)	(92.6)%
Total interest expense - deposits	3,771	6,707	(2,936)	(43.8)%
Borrowed funds:
Advances from the FHLBB	187	1,370	(1,183)	(86.4)%
Subordinated debentures and notes	1,244	1,242	2	0.2%
Other borrowed funds	61	39	22	56.4%
Total interest expense - borrowed funds	1,492	2,651	(1,159)	(43.7)%
Total interest expense	$5,263	$9,358	$(4,095)	(43.8)%
Deposits
For the three months ended March 31, 2022, interest expense on deposits decreased $2.9 million, or 43.8%, as compared to the same period in 2021. The decrease in interest expense on deposits was driven by a decrease of $2.3 million due to lower interest rates and a decrease of $0.7 million mainly due to lower certificate of deposit balances.
Borrowed Funds
During the three months ended March 31, 2022, interest paid on borrowed funds decreased $1.2 million, or 43.7% year over year. The cost of borrowed funds increased to 1.88% for the three months ended March 31, 2022 from 1.60% for the three months ended March 31, 2021. The decrease in interest expense was driven by a decrease of $0.8 million due to volume and a decrease of $0.4 million due to borrowing rates. For the three months ended March 31, 2022, the purchase accounting accretion on acquired borrowed funds was $12.0 thousand compared to $13.0 thousand for the three months ended March 31, 2021. Purchase accounting accretion had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(151)	$(203)	$52	(25.6)%
Commercial	(1,604)	(1,864)	260	(13.9)%
Consumer	81	(715)	796	(111.3)%
Total provision (credit) for loan and lease losses	(1,674)	(2,782)	1,108	(39.8)%
Unfunded credit commitments	1,510	635	875	137.8%
Total provision (credit) for credit losses	$(164)	$(2,147)	$1,983	(92.4)%

For the three months ended March 31, 2022, the Allowance for Credit Losses ("ACL") decreased $2.1 million resulting in a provision for credit losses of $(0.2) million. The reduction in the ACL for the three months ended March 31, 2022 is attributable to the continued low level of net charge-offs and an improving macro-economic forecast, offset by portfolio growth.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Deposit fees	$2,500	$2,281	$219	9.6%
Loan fees	747	599	148	24.7%
Loan level derivative income, net	686	474	212	44.7%
(Loss) gain on investment securities, net	—	(7)	7	(100.0)%
Gain on sales of loans and leases held-for-sale	344	709	(365)	(51.5)%
Other	1,252	738	514	69.6%
Total non-interest income	$5,529	$4,794	$735	15.3%
For the three months ended March 31, 2022, non-interest income increased $0.7 million, or 15.3%, to $5.5 million as compared to $4.8 million for the same period of 2021. The increase was primarily driven by increases of $0.5 million in other non-interest income, $0.2 million in deposit fees, and $0.2 million in loan level derivative income, partially offset by a decrease of $0.4 million in gain on sales of loans and leases held-for-sale.
Deposit fees increased $0.2 million, or 9.6%, to $2.5 million for the three months ended March 31, 2022 from $2.3 million for the same period in 2021, primarily driven by higher debit card income, insufficient funds fees ("NSF"), account service fees, ATM fees, and wire transfer fees.
Loan level derivative income increased $0.2 million, or 44.7%, to $0.7 million for the three months ended March 31, 2022 from $0.5 million for the same period in 2021, primarily driven by higher volume in loan level derivative transactions completed for the three months ended March 31, 2022.
Gain on sales of loans and leases held-for-sale decreased $0.4 million, or 51.5%, to $0.3 million for the three months ended March 31, 2022 from $0.7 million for the same period in 2021, primarily driven by lower gain on sale to participant.
Other income increased $0.5 million, or 69.6%, to $1.3 million for the three months ended March 31, 2022 from $0.7 million for the same period in 2021, primarily driven by lower loss on interest rate derivatives due to volatility in rates, higher advisory fees on investment sales, 1031 exchange income, foreign exchange outgoing wire fees, rental income and other income, partially offset by lower commission on insurance and investment sales.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Compensation and employee benefits	$26,884	$25,821	$1,063	4.1%
Occupancy	4,284	4,004	280	7.0%
Equipment and data processing	5,078	4,493	585	13.0%
Professional services	1,226	1,226	—	—%
FDIC insurance	728	1,044	(316)	(30.3)%
Advertising and marketing	1,272	1,100	172	15.6%
Amortization of identified intangible assets	134	232	(98)	(42.2)%
Other	2,881	2,891	(10)	(0.3)%
Total non-interest expense	$42,487	$40,811	$1,676	4.1%
For the three months ended March 31, 2022, non-interest expense increased $1.7 million, or 4.1%, as compared to the same period in 2021. The increase was primarily driven by increases of $1.1 million in compensation and employee benefits, $0.6 million in equipment and data processing, and $0.3 million in occupancy, partially offset by a decrease of $0.3 million in FDIC insurance.
Compensation and employee benefits expense increased $1.1 million, or 4.1%, to $26.9 million for the three months ended March 31, 2022 from $25.8 million for the same period in 2021, primarily driven by increases in employee headcount, salaries, share-based compensations, and commissions, partially offset by an increase in salaries-deferred costs and decreases in incentive bonuses, incentive FICA/Medicare taxes, and temporary staff expense.
Occupancy expense increased $0.3 million, or 7.0%, to $4.3 million for the three months ended March 31, 2022 from $4.0 million for the same period in 2021, primarily driven by increases in building maintenance, utilities, and other occupancy expenses, partially offset by lower depreciation-leasehold improvement and amortization-building fair value adjustments.
Equipment and data processing expense increased $0.6 million, or 13.0%, to $5.1 million, for the three months ended March 31, 2022 from $4.5 million for the same period in 2021, primarily driven by increases in computer equipment depreciation, software licenses and subscriptions, ATM maintenance, and loan processing expense.
FDIC insurance expense decreased $0.3 million, or 30.3%, to $0.7 million for the three months ended March 31, 2022 from $1.0 million for the same period in 2021, primarily driven by lower bank assessment fees from the FDIC.
Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Income before provision for income taxes	$33,050	$35,239	$(2,189)	(6.2)%
Provision (benefit) for income taxes	8,345	8,785	(440)	(5.0)%
Net income (loss)	$24,705	$26,454	$(1,749)	(6.6)%
Effective tax rate	25.2%	24.9%	N/A	1.2%
The Company recorded an income tax expense of $8.3 million for the three months ended March 31, 2022, compared to an income tax expense of $8.8 million for the three months ended March 31, 2021, representing effective tax rates of 25.2% and 24.9%, respectively.

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
In the first quarter, the Company continued to operate with increased liquidity. In particular, the Company has shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the first quarter. Cash and equivalents at the end of the quarter were $293.3 million, or 3.4% of the balance sheet, compared to $327.7 million, or 3.8% of the balance sheet, as of December 31, 2021. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 10% of total assets. Due to the current environment, management increased the target operating range to between 5% and 15% of total assets. As of March 31, 2022, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 11.9% of total assets. This compares to $1.0 billion, or 12.2% of total assets, as of December 31, 2021.
Deposits, which are considered the most stable source of liquidity, totaled $7.1 billion as of March 31, 2022 and represented 94.8% of total funding (the sum of total deposits and total borrowings), compared to deposits of $7.0 billion, or 95.2% of total funding, as of December 31, 2021. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.9 billion as of March 31, 2022 and represented 83.6% of total deposits, compared to core deposits of $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Additionally, the Company had $115.5 million of brokered deposits as of March 31, 2022, which represented 1.6% of total deposits, compared to $165.5 million or 2.3% of total deposits, as of December 31, 2021. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $392.9 million as of March 31, 2022, representing 5.2% of total funding, compared to $357.3 million, or 4.8% of total funding, as of December 31, 2021. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2022, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion, compared to $1.7 billion as of December 31, 2021, based on the level of qualifying collateral available for these borrowings.
As of March 31, 2022, the Banks also have access to funding through certain uncommitted lines of credit of $700.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2022. As of March 31, 2022, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $142.3 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2022. As of March 31, 2022, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2022	At December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$46,926	$110,798
Commercial	195,662	162,931
Residential mortgage	41,777	28,685
Unadvanced portion of loans and leases	995,816	987,482
Unused lines of credit:
Home equity	616,407	611,212
Other consumer	80,521	64,589
Other commercial	430	414
Unused letters of credit:
Financial standby letters of credit	14,319	16,143
Performance standby letters of credit	19,095	17,145
Commercial and similar letters of credit	6,866	5,219
Loan level derivatives:
Receive fixed, pay variable	1,485,500	1,324,609
Pay fixed, receive variable	1,485,500	1,324,609
Risk participation-out agreements	288,845	288,374
Risk participation-in agreements	76,570	77,016
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,329	2,004
Sells foreign currency, buys U.S. currency	2,331	2,006

Capital Resources
As of March 31, 2022, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2022, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2022 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2022:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$850,892	12.01%	$318,819	4.50%	$495,940	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	860,574	10.24%	336,162	4.00%	336,162	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	860,574	12.14%	425,325	6.00%	602,544	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,023,690	14.45%	566,749	8.00%	743,858	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$578,253	11.96%	$217,570	4.50%	$338,442	7.00%	$314,268	6.50%
Tier 1 leverage capital ratio (2)	578,253	10.51%	220,077	4.00%	220,077	4.00%	275,097	5.00%
Tier 1 risk-based capital ratio (3)	578,253	11.96%	290,093	6.00%	410,966	8.50%	386,791	8.00%
Total risk-based capital ratio (4)	638,880	13.22%	386,614	8.00%	507,431	10.50%	483,268	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$263,515	11.62%	$102,050	4.50%	$158,744	7.00%	$147,405	6.50%
Tier 1 leverage capital ratio (2)	263,515	8.62%	122,281	4.00%	122,281	4.00%	152,851	5.00%
Tier 1 risk-based capital ratio (3)	263,515	11.62%	136,066	6.00%	192,761	8.50%	181,422	8.00%
Total risk-based capital ratio (4)	291,949	12.87%	181,476	8.00%	238,187	10.50%	226,845	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2021 for the Company and the Banks.

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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2022.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2022, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2022		December 31, 2021
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$26,873	9.4%	$27,487	10.2%
Up 200 basis points ramp	$11,305	4.0%	$16,549	6.1%
Up 100 basis points ramp	$5,650	2.0%	$10,875	4.0%
Down 100 basis points ramp	$(6,375)	(2.2)%	$(4,340)	(1.6)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 9.4% as of March 31, 2022, compared to 10.2% as of December 31, 2021. The balance sheet became less asset sensitive as loan growth was funded with cashflow from the forgiveness of PPP loans and excess liquidity as well as lengthening of the investment and loan portfolio as prepayment speeds slowed down due to rising rates.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2022, the Company’s one-year cumulative gap was a positive $325.6 million, or 3.99% of total interest-earning assets, compared with a positive $445.5 million, or 5.48% of total interest-earning assets, at December 31, 2021.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2021 Annual Report on Form 10-K.
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
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of March 31, 2022, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2022	At December 31, 2021
Up 300 basis points	4.9%	8.2%
Up 200 basis points	2.9%	5.8%
Up 100 basis points	2.2%	3.7%
Down 100 basis points	(6.3)%	(9.4)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2021 to March 31, 2022 as loan growth was funded with cashflow from the forgiveness of PPP loans and excess liquidity.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2021 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

BROOKLINE BANCORP, INC.

Date: May 6, 2022	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)