Form 10-Q
period 2022-06-30
BROOKLINE BANCORP INC
filed 2022-08-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

At July 31, 2022, the number of shares of common stock, par value $0.01 per share, outstanding was 76,683,987.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2022	At December 31, 2021
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$50,429	$66,265
Short-term investments	39,900	261,472
Total cash and cash equivalents	90,329	327,737
Investment securities available-for-sale	717,818	720,866
Total investment securities	717,818	720,866
Allowance for investment security losses	(58)	—
Net investment securities	717,760	720,866
Loans and leases:
Commercial real estate loans	4,225,754	4,103,040
Commercial loans and leases	1,860,182	1,887,136
Consumer loans	1,205,976	1,164,281
Total loans and leases	7,291,912	7,154,457
Allowance for loan and lease losses	(93,188)	(99,084)
Net loans and leases	7,198,724	7,055,373
Restricted equity securities	35,406	28,981
Premises and equipment, net of accumulated depreciation of $90,097 and $87,176, respectively	69,557	70,359
Right-of-use asset operating leases	18,226	20,508
Deferred tax asset	50,736	38,987
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $39,882 and $39,628, respectively	2,022	2,276
Other real estate owned ("OREO") and repossessed assets, net	507	718
Other assets	170,536	176,390
Total assets	$8,514,230	$8,602,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,845,365	$1,888,462
Interest-bearing deposits	5,049,092	5,161,444
Total deposits	6,894,457	7,049,906
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	307,967	147,907
Subordinated debentures and notes	83,970	83,897
Other borrowed funds	86,263	125,517
Total borrowed funds	478,200	357,321
Operating lease liabilities	18,226	20,508
Mortgagors' escrow accounts	5,771	6,296
Reserve for unfunded credits	17,511	14,794
Accrued expenses and other liabilities	131,569	158,455
Total liabilities	7,545,734	7,607,280

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	738,544	736,826
Retained earnings, partially restricted	372,677	342,639
Accumulated other comprehensive income (loss)	(44,977)	(110)
Treasury stock, at cost; 7,995,888 shares and 7,037,464 shares, respectively	(98,525)	(84,718)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 11,442 shares and 24,660 shares, respectively	(75)	(147)
Total stockholders' equity	968,496	995,342
Total liabilities and stockholders' equity	$8,514,230	$8,602,622
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$74,287	$75,026	$146,008	$150,035
Debt securities	3,249	3,121	6,245	6,239
Marketable and restricted equity securities	337	233	665	534
Short-term investments	156	42	222	81
Total interest and dividend income	78,029	78,422	153,140	156,889
Interest expense:
Deposits	4,282	5,380	8,053	12,087
Borrowed funds	1,880	1,936	3,372	4,587
Total interest expense	6,162	7,316	11,425	16,674
Net interest income	71,867	71,106	141,715	140,215
Provision (credit) for credit losses	173	(3,331)	9	(5,478)
Provision for investment losses	54	—	58	—
Net interest income after provision for credit losses	71,640	74,437	141,648	145,693
Non-interest income:
Deposit fees	2,744	3,015	5,244	5,296
Loan fees	666	607	1,413	1,160
Loan level derivative income, net	1,615	7	2,301	481
Gain (loss) on investment securities, net	—	1	—	(6)
Gain on sales of loans and leases held-for-sale	291	538	635	1,247
Other	1,612	1,742	2,864	2,526
Total non-interest income	6,928	5,910	12,457	10,704
Non-interest expense:
Compensation and employee benefits	28,772	25,161	55,656	50,982
Occupancy	3,807	3,832	8,091	7,836
Equipment and data processing	4,931	4,697	10,009	9,190
Professional services	1,219	1,245	2,445	2,471
FDIC insurance	739	657	1,467	1,701
Advertising and marketing	1,319	1,110	2,591	2,210
Amortization of identified intangible assets	120	228	254	460
Merger and acquisition expense	535	—	535	—
Other	3,429	1,036	6,310	3,927
Total non-interest expense	44,871	37,966	87,358	78,777
Income before provision for income taxes	33,697	42,381	66,747	77,620
Provision for income taxes	8,502	10,779	16,847	19,564
Net income	$25,195	$31,602	$49,900	$58,056
Earnings per common share:
Basic	$0.33	$0.40	$0.65	$0.74
Diluted	0.33	0.40	0.65	0.74
Weighted average common shares outstanding during the year:
Basic	77,091,013	78,150,364	77,352,666	78,147,076
Diluted	77,419,288	78,470,451	77,671,601	78,437,275
Dividends paid per common share	$0.130	$0.120	$0.255	$0.235

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Net income	$25,195	$31,602	$49,900	$58,056

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(20,092)	5,135	(57,633)	(13,346)
Income tax (expense) benefit	4,428	(1,132)	12,702	2,941
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(15,664)	4,003	(44,931)	(10,405)

Cash flow hedges:
Change in fair value of cash flow hedges	38	8	94	9
Reclassification adjustment for (income) expense recognized in earnings	(29)	(4)	(30)	(5)
Net change in fair value of cash flow hedges	9	4	64	4

Other comprehensive income (loss), net of taxes	(15,655)	4,007	(44,867)	(10,401)

Comprehensive income (loss)	$9,540	$35,609	$5,033	$47,655

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2022	$852	$737,658	$357,576	$(29,322)	$(84,718)	$(111)	$981,935
Net income	—	—	25,195	—	—	—	25,195
Other comprehensive income (loss)	—	—	—	(15,655)	—	—	(15,655)
Common stock dividends of $0.130 per share	—	—	(10,030)	—	—	—	(10,030)
Restricted stock awards issued, net of awards surrendered	—	23	—	—	(27)	—	(4)
Compensation under recognition and retention plans	—	804	(64)	—	—	—	740
Treasury stock, repurchase shares					(13,780)		(13,780)
Common stock held by ESOP committed to be released (6,609 shares)	—	59	—	—	—	36	95
Balance at June 30, 2022	$852	$738,544	$372,677	$(44,977)	$(98,525)	$(75)	$968,496

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2021	$852	$737,882	$282,301	$2,082	$(77,463)	$(255)	$945,399
Net income	—	—	31,602	—	—	—	31,602
Other comprehensive income (loss)	—	—	—	4,007	—	—	4,007
Common stock dividends of $0.120 per share	—	—	(9,383)	—	—	—	(9,383)
Restricted stock awards issued, net of awards surrendered	—	30	—	—	(30)	—	—
Compensation under recognition and retention plan	—	584	(54)	—	—	—	530
Common stock held by ESOP committed to be released (6,612 shares)	—	61	—	—	—	36	97
Balance at June 30, 2021	$852	$738,557	$304,466	$6,089	$(77,493)	$(219)	$972,252
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net income	—	—	49,900	—	—	—	49,900
Other comprehensive income (loss)	—	—	—	(44,867)	—	—	(44,867)
Common stock dividends of $0.255 per share	—	—	(19,735)	—	—	—	(19,735)
Restricted stock awards issued, net of awards surrendered	—	23	—	—	(27)	—	(4)
Compensation under recognition and retention plans	—	1,561	(127)	—	—	—	1,434
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (13,218 shares)	—	134	—	—	—	72	206
Balance at June 30, 2022	$852	$738,544	$372,677	$(44,977)	$(98,525)	$(75)	$968,496

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net Income	—	—	58,056	—	—	—	58,056
Other comprehensive income (loss)	—	—	—	(10,401)	—	—	(10,401)
Common stock dividends of $0.235 per share	—	—	(18,375)	—	—	—	(18,375)
Restricted stock awards issued, net of awards surrendered	—	150	—	—	(150)	—	—
Compensation under recognition and retention plans	—	1,121	(107)	—	—	—	1,014
Common stock held by ESOP committed to be released (13,224 shares)	—	108	—	—	—	72	180
Balance at June 30, 2021	$852	$738,557	$304,466	$6,089	$(77,493)	$(219)	$972,252

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(In Thousands)
Cash flows from operating activities:
Net income	$49,900	$58,056
Adjustments to reconcile net income to net cash provided from operating activities:
Provision (credit) for credit losses	9	(5,478)
Deferred income tax expense	953	1,746
Depreciation of premises and equipment	2,933	2,805
Amortization of investment securities premiums and discounts, net	1,175	1,643
Amortization of deferred loan and lease origination costs, net	2,797	3,057
Amortization of identified intangible assets	254	460
Amortization of debt issuance costs	50	50
Amortization (accretion) of acquisition fair value adjustments, net	11	(48)
Loss on investment securities, net	—	6
Gain on sales of loans and leases held-for-sale	(635)	(1,247)
Gain on sales of OREO and other repossessed assets, net	—	(2,108)
Write-down of OREO and other repossessed assets	92	165
Compensation under recognition and retention plans	1,434	1,120
ESOP shares committed to be released	206	180
Net change in:
Cash surrender value of bank-owned life insurance	(507)	(505)
Equity securities held-for-trading	—	520
Other assets	6,483	47,641
Accrued expenses and other liabilities	(26,889)	(36,753)
Net cash provided from operating activities	38,266	71,310

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	67,361	108,519
Purchases of investment securities available-for-sale	(123,121)	(71,837)
Proceeds from redemption/sales of restricted equity securities	9,161	19,120
Purchase of restricted equity securities	(15,586)	(961)
Proceeds from sales of loans and leases held-for-investment, net	72,277	720
Net (increase) decrease in loans and leases	(215,936)	243,765
Purchase of premises and equipment, net	(2,190)	(2,638)
Proceeds from sales of OREO and other repossessed assets	1,043	8,838
Net cash (used for) provided from investing activities	(206,991)	305,526

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2022	2021
	(In Thousands)

Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(44,540)	628,655
Decrease in certificates of deposit	(110,909)	(644,606)
Proceeds from FHLBB advances	1,135,000	113,300
Repayment of FHLBB advances	(974,940)	(557,995)
Decrease in other borrowed funds, net	(39,254)	(12,613)
(Decrease) increase in mortgagors' escrow accounts, net	(525)	330
Repurchases of common stock	(13,780)	—
Payment of dividends on common stock	(19,735)	(18,375)
Net cash used for financing activities	(68,683)	(491,304)
Net decrease in cash and cash equivalents	(237,408)	(114,468)
Cash and cash equivalents at beginning of period	327,737	434,917
Cash and cash equivalents at end of period	$90,329	$320,449

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$11,230	$17,572
Income taxes	13,126	11,720
Non-cash investing activities:
Transfer from loans to other repossessed assets	$924	$752

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 30 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation ("Macrolease") was merged into Eastern Funding LLC in the second quarter of 2022. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Banks' activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in New England, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through it subsidiary Eastern Funding, which is based in New York City, New York, and Plainview, New York.
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
(2) Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDR”s) and also the disclosure of gross writeoff information included in required vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022 for entities that have previously adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)". Management has determined that ASU 2022-02 does apply to the Company. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Adoption of Topic 326
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. There was a de minimis allowance for credit loss ("ACL") on available-for-sale debt securities recognized as of June 30, 2022.
The following tables set forth investment securities available-for-sale at the dates indicated:

	At June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$188,713	$11	$17,801	$170,923
GSE CMOs	22,758	1	1,081	21,678
GSE MBSs	173,203	18	13,232	159,989
Corporate debt obligations	14,121	—	135	13,986
U.S. Treasury bonds	376,391	326	25,955	350,762
Foreign government obligations	500	—	20	480
Total investment securities available-for-sale	$775,686	$356	$58,224	$717,818

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$219,723	$2,017	$4,235	$217,505
GSE CMOs	27,892	274	27	28,139
GSE MBSs	196,930	3,749	907	199,772
Corporate debt obligations	22,178	505	—	22,683
U.S. Treasury bonds	253,878	1,136	2,746	252,268
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$721,101	$7,681	$7,916	$720,866
As of June 30, 2022, the fair value of all investment securities available-for-sale was $717.8 million, with net unrealized losses of $57.9 million, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of June 30, 2022, $683.3 million, or 95.2% of the portfolio, had gross unrealized losses of $58.2 million, compared to $353.8 million, or 49.1% of the portfolio, with gross unrealized losses of $7.9 million as of December 31, 2021.
Investment Securities as Collateral
As of June 30, 2022 and December 31, 2021, respectively, $407.8 million and $491.8 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of June 30, 2022 and December 31, 2021.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.8 million as of June 30, 2022 and December 31, 2021.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2022 and 2021.
Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2022 and December 31, 2021 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$69,797	$3,723	$87,119	$14,078	$156,916	$17,801
GSE CMOs	21,233	1,053	435	28	21,668	1,081
GSE MBSs	122,927	7,149	35,947	6,083	158,874	13,232
Corporate debt obligations	13,986	135	—	—	13,986	135
U.S. Treasury bonds	282,810	18,607	48,551	7,348	331,361	25,955
Foreign government obligations	480	20	—	—	480	20
Temporarily impaired investment securities available-for-sale	511,233	30,687	172,052	27,537	683,285	58,224
Total temporarily impaired investment securities	$511,233	$30,687	$172,052	$27,537	$683,285	$58,224

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$45,695	$1,487	$70,075	$2,748	$115,770	$4,235
GSE CMOs	2,712	27	—	—	2,712	27
GSE MBSs	57,656	907	—	—	57,656	907
U.S. Treasury bonds	177,162	2,746	—	—	177,162	2,746
Foreign government obligations	499	1	—	—	499	1
Temporarily impaired investment securities available-for-sale	283,724	5,168	70,075	2,748	353,799	7,916
Total temporarily impaired investment securities	$283,724	$5,168	$70,075	$2,748	$353,799	$7,916

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2022. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of June 30, 2022. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of June 30, 2022, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $3.2 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $4.2 million as of December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of June 30, 2022, the Company owned 38 GSE debentures with a total fair value of $170.9 million, and a net unrealized loss of $17.8 million. As of December 31, 2021, the Company held 45 GSE debentures with a total fair value of $217.5 million, with a net unrealized loss of $2.2 million. As of June 30, 2022, 30 of the 38 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 12 of the 45 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2022 and 2021, the Company did not purchase GSE debentures.
As of June 30, 2022, the Company owned 33 GSE CMOs with a total fair value of $21.7 million and a net unrealized loss of $1.1 million. As of December 31, 2021, the Company held 33 GSE CMOs with a total fair value of $28.1 million with a net unrealized gain of $0.2 million. As of June 30, 2022, 32 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 5 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2022 and 2021, the Company did not purchase any GSE CMOs.
As of June 30, 2022, the Company owned 137 GSE MBSs with a total fair value of $160.0 million and a net unrealized loss of $13.2 million. As of December 31, 2021, the Company held 139 GSE MBSs with a total fair value of $199.8 million with a net unrealized gain of $2.8 million. As of June 30, 2022, 120 of the 137 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 16 of the 139 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2022 and 2021, the Company did not purchase any GSE MBSs.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2022, the Company held 4 corporate obligation securities with a total fair value of $14.0 million and a net unrealized loss of $0.1 million. As of December 31, 2021, the Company held 6 corporate obligation securities with a total fair value of $22.7 million and a net unrealized gain of $0.5 million. As of June 30, 2022, 4 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2022 and 2021, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2022, the Company owned 44 U.S. Treasury bonds with a total fair value of $350.8 million and an unrealized loss of $25.6 million. This compares to 34 U.S. Treasury bonds with a total fair value of $252.3 million and an unrealized loss of $1.6 million as of December 31, 2021. As of June 30, 2022, 42 of the 44 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 18 of the 34 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2022 the Company purchased $122.6 million U.S. Treasury bonds, compared to the same period in 2021 when the Company purchased $71.8 million U.S. Treasury bonds.
Foreign Government Obligations
As of June 30, 2022 and December 31, 2021, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2022 and December 31, 2021, respectively, the security was in an unrealized loss position. During the six months ended June 30, 2022, the Company repurchased the foreign government obligations that had matured.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2022			At December 31, 2021
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$57,307	$57,097	2.19%	$53,791	$54,183	2.09%
After 1 year through 5 years	231,023	224,508	1.97%	139,068	141,928	1.95%
After 5 years through 10 years	309,346	274,059	1.31%	322,873	317,324	1.29%
Over 10 years	178,010	162,154	2.08%	205,369	207,431	1.96%
	$775,686	$717,818	1.76%	$721,101	$720,866	1.67%
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
As of June 30, 2022, issuers of debt securities with an estimated fair value of $56.7 million had the right to call or prepay the obligations. Of the $56.7 million, approximately $9.0 million matures in 1-5 years, $40.0 million matures in 6-10 years, and $7.7 million matures after ten years. As of December 31, 2021, issuers of debt securities with an estimated fair value of approximately $67.0 million had the right to call or prepay the obligations. Of the $67.0 million, approximately $3.1 million matures in less then 1 year, $9.4 million matures in 1-5 years, $44.9 million matures in 6-10 years, and $9.6 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale or equity securities held-for-trading during the six months ended June 30, 2022. This compares to $0.5 million of investments securities available-for-sale or equity securities held-for-trading sold during the six months ended June 30, 2021.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$—	$520

Gross gains from securities sales	—	1
Gross losses from securities sales	—	—
Gain on sales of securities, net	$—	$1

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2022		At December 31, 2021
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$2,993,508	3.78%	$2,842,791	3.41%
Multi-family mortgage	1,059,730	3.65%	1,099,818	3.26%
Construction	172,516	4.29%	160,431	3.60%
Total commercial real estate loans	4,225,754	3.77%	4,103,040	3.38%
Commercial loans and leases:
Commercial (1)	667,576	4.20%	734,388	3.31%
Equipment financing	1,149,047	6.72%	1,105,611	6.86%
Condominium association	43,559	4.39%	47,137	4.34%
Total commercial loans and leases	1,860,182	5.76%	1,887,136	5.42%
Consumer loans:
Residential mortgage	821,733	3.59%	799,737	3.49%
Home equity	327,763	4.44%	324,156	3.27%
Other consumer	56,480	3.91%	40,388	2.90%
Total consumer loans	1,205,976	3.84%	1,164,281	3.41%
Total loans and leases	$7,291,912	4.28%	$7,154,457	3.92%
______________________________________________________________________
(1) Including $1,138 and $67,711 of PPP loans as of June 30, 2022 and December 31, 2021, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of June 30, 2022 and December 31, 2021.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $18.8 million and $16.7 million at June 30, 2022 and December 31, 2021, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs included in total loans and leases were $12.4 million and $10.9 million as of June 30, 2022 and December 31, 2021, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.5% of which is in the greater New York and New Jersey metropolitan area and 73.5% of which is in other areas in the United States of America as of June 30, 2022.
Loans and Leases Pledged as Collateral
As of June 30, 2022 and December 31, 2021, there were $2.1 billion and $2.7 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2022 and December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463
Charge-offs	—	(1,533)	—	(1,533)
Recoveries	6	279	6	291
(Credit) provision for loan and lease losses excluding unfunded commitments	990	(2,144)	121	(1,033)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

	Three Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837
Charge-offs	(28)	(1,184)	(9)	(1,221)
Recoveries	11	489	126	626
(Credit) provision for loan and lease losses excluding unfunded commitments	(5,903)	3,234	(99)	(2,768)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474

	Six Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(3,833)	(7)	(3,877)
Recoveries	11	632	44	687
(Credit) provision for loan and lease losses excluding unfunded commitments	840	(3,749)	203	(2,706)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

	Six Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(3,323)	(13)	(3,364)
Recoveries	11	819	179	1,009
(Credit) provision for loan and lease losses excluding unfunded commitments	(6,106)	1,370	(814)	(5,550)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474
The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $17.5 million and $14.8 million at June 30, 2022 and December 31, 2021, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$990	$(5,903)	$840	$(6,106)
Commercial	(2,144)	3,234	(3,749)	1,370
Consumer	121	(99)	203	(814)
Total (credit) provision for loan and lease losses	(1,033)	(2,768)	(2,706)	(5,550)
Unfunded commitments	1,206	(563)	2,715	72
Total provision (credit) for credit losses	$173	$(3,331)	$9	$(5,478)
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at June 30, 2022 reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the associated policies and fiscal support provided by local and national authorities.

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

As of June 30, 2022, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $92.1 million as of June 30, 2022, compared to $95.8 million as of December 31, 2021. The reduction in the ACL is attributable to continued low level of net charge-offs, an improving macro-economic forecast, and a reduction in qualitative adjustments that consider longer-term risks.

The specific allowance for loan and lease losses was $1.1 million as of June 30, 2022, compared to $3.3 million as of December 31, 2021. The specific allowance decreased by $2.2 million during the six months ended June 30, 2022 primarily due to the charge-off of a specific reserve for a specialty finance relationship.
As of June 30, 2022, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2022.

	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$254,915	$643,991	$315,196	$396,199	$233,120	$1,055,076	$48,149	$11,123	$2,957,769
OAEM	—	—	—	16,240	2,865	7,756	—	—	26,861
Substandard	—	662	—	—	—	6,470	—	1,746	8,878

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	254,915	644,653	315,196	412,439	235,985	1,069,302	48,149	12,869	2,993,508
Multi-Family Mortgage
Pass	75,167	228,765	123,533	144,471	97,854	337,425	3,720	37,480	1,048,415
OAEM	—	—	—	—	—	7,542	—	—	7,542
Total	75,167	228,765	123,533	148,244	97,854	344,967	3,720	37,480	1,059,730
Construction
Pass	20,417	53,050	30,750	2,556	50,173	—	8,226	—	165,172
OAEM	409	6,935	—	—	—	—	—	—	7,344
Total	20,826	59,985	30,750	2,556	50,173	—	8,226	—	172,516
Commercial
Pass	23,548	141,011	60,698	41,365	36,906	75,071	278,429	1,550	658,578
OAEM	—	4,332	1,216	494	—	—	864	—	6,906
Substandard	—	15	—	—	45	186	736	1,109	2,091
Doubtful	—	—	—	—	—	—	—	1	1
Total	23,548	145,358	61,914	41,859	36,951	75,257	280,029	2,660	667,576
Equipment Financing
Pass	220,848	320,176	220,250	175,842	101,348	84,717	13,372	1,554	1,138,107
OAEM	—	—	416	162	23	—	—	—	601
Substandard	42	438	1,061	3,188	2,417	3,178	—	—	10,324
Doubtful	—	—	—	1	1	13	—	—	15
Total	220,890	320,614	221,727	179,193	103,789	87,908	13,372	1,554	1,149,047
Condominium Association
Pass	1,827	5,575	8,869	6,585	2,041	15,636	2,924	30	43,487
Substandard	—	—	—	—	—	71	1	—	72
Total	1,827	5,575	8,869	6,585	2,041	15,707	2,925	30	43,559
Other Consumer
Pass	403	556	35	23	1,505	755	53,197	6	56,480
Total	403	556	35	23	1,505	755	53,197	6	56,480
Total
Pass	597,125	1,393,124	759,331	767,041	522,947	1,568,680	408,017	51,743	6,068,008
OAEM	409	11,267	1,632	16,896	2,888	15,298	864	—	49,254
Substandard	42	1,115	1,061	6,961	2,462	9,905	737	2,855	25,138
Doubtful	—	—	—	1	1	13	—	1	16
Total	$597,576	$1,405,506	$762,024	$790,899	$528,298	$1,593,896	$409,618	$54,599	$6,142,416
As of June 30, 2022, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$63,925	$182,768	$100,406	$64,546	$40,113	$151,772	$3,464	$351	$607,345
661 - 700	8,053	22,267	18,705	12,391	8,896	31,904	—	—	102,216
600 and below	2,497	3,790	5,598	3,372	2,284	15,645	—	—	33,186
Data not available*	11,652	8,496	719	1,942	—	56,177	—	—	78,986
Total	$86,127	$217,321	$125,428	$82,251	$51,293	$255,498	$3,464	$351	$821,733
Home Equity
Credit Scores
Over 700	$1,167	$1,469	$1,247	$1,429	$1,202	$7,998	$247,826	$2,185	$264,523
661 - 700	27	95	37	273	292	1,567	41,232	486	44,009
600 and below	—	92	51	97	—	417	9,137	603	10,397
Data not available*	—	2	—	—	—	1,123	7,433	276	8,834
Total	$1,194	$1,658	$1,335	$1,799	$1,494	$11,105	$305,628	$3,550	$327,763
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

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2022
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$9,477	$190	$6,259	$15,926	$2,977,582	$2,993,508	$—	$6,470	$6,258
Multi-family mortgage	409	—	—	409	1,059,321	1,059,730	—	—	—
Construction	—	—	—	—	172,516	172,516	—	—	—
Total commercial real estate loans	9,886	190	6,259	16,335	4,209,419	4,225,754	—	6,470	6,258
Commercial loans and leases:
Commercial	622	—	705	1,327	666,249	667,576	—	892	218
Equipment financing	2,978	1,929	5,936	10,843	1,138,204	1,149,047	263	10,183	1,141
Condominium association	—	—	—	—	43,559	43,559	—	71	—
Total commercial loans and leases	3,600	1,929	6,641	12,170	1,848,012	1,860,182	263	11,146	1,359
Consumer loans:
Residential mortgage	2,956	—	1,592	4,548	817,185	821,733	—	2,412	1,091
Home equity	514	1	18	533	327,230	327,763	3	721	—
Other consumer	3	3	3	9	56,471	56,480	—	3	—
Total consumer loans	3,473	4	1,613	5,090	1,200,886	1,205,976	3	3,136	1,091
Total loans and leases	$16,959	$2,123	$14,513	$33,595	$7,258,317	$7,291,912	$266	$20,752	$8,708
There is no interest income recognized on nonaccrual loans for the three and six months ended June 30, 2022.

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

	At June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$63	$1,005	$62	$1,130
Collectively evaluated	69,964	19,100	2,994	92,058
Total	$70,027	$20,105	$3,056	$93,188
Loans and Leases:
Individually evaluated	$12,851	$5,931	$3,889	$22,671
Collectively evaluated	4,212,903	1,854,251	1,202,087	7,269,241
Total	$4,225,754	$1,860,182	$1,205,976	$7,291,912

	At December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$—	$3,236	$38	$3,274
Collectively evaluated	69,213	23,819	2,778	95,810
Total loans and leases	$69,213	$27,055	$2,816	$99,084

Loans and Leases:
Individually evaluated	$16,906	$10,944	$4,853	$32,703
Collectively evaluated	4,086,134	1,876,192	1,159,428	7,121,754
Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Leases
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2022	At December 31, 2021
	(In Thousands)
Troubled debt restructurings:
On accrual	$11,524	$12,580
On nonaccrual	5,097	6,709
Total troubled debt restructurings	$16,621	$19,289

Total TDR loans and leases decreased by $2.7 million to $16.6 million at June 30, 2022 from $19.3 million at December 31, 2021, primarily driven by the payoffs, as well as the payments on TDR loans, partially offset by new TDR loans during the six months ended June 30, 2022.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended June 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Equipment financing	6	$8	$333	$—	$180	3	$295
Total loans and leases	6	$8	$333	$—	$180	3	$295
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended June 30, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Equipment financing	28	$1,236	$1,222	$9	$483	5	$211
Residential mortgage	1	864	864	—	—	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	30	$2,412	$2,398	$9	$483	5	$211
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Six Months Ended June 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Equipment financing	17	$561	$851	$—	$366	5	$361
Total loans and leases	17	$561	$851	$—	$366	5	$361

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Six Months Ended June 30, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Commercial real estate	1	$497	$497	$—	$—	—	$—
Equipment financing	40	2,954	2,922	9	713	5	211
Residential mortgage	1	864	864	—	—	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	43	$4,627	$4,595	$9	$713	5	$211
The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Loans with one modification:
Extended maturity	$44	$1,143	$292	$2,667
Combination maturity, principal, interest rate	289	1,255	559	1,928
Total loans with modifications	$333	$2,398	$851	$4,595
The TDR loans and leases that were modified for the three months ended June 30, 2022 and 2021 were $0.3 million and $2.4 million, respectively. The decrease in TDR loans and leases that were modified for the three months ended June 30, 2022 were primarily due to the loan payoffs.
The net charge-offs for performing and nonperforming TDR loans and leases for the six months ended June 30, 2022 and 2021 were $0.1 million and $0.5 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of June 30, 2022 was $0.5 million. As of June 30, 2021, there were $2.1 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2022	At December 31, 2021
	(In Thousands)
Goodwill	$160,427	$160,427
Other intangible assets:
Core deposits	933	1,187
Trade name	1,089	1,089
Total other intangible assets	2,022	2,276
Total goodwill and other intangible assets	$162,449	$162,703
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.05 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2022	$240
Year ending:
2023	263
2024	151
2025	103
2026	74
2027	87
Thereafter	15
Total	$933
(7) Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2022 and 2021, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2022	$(29,450)	$92	$36	$(29,322)
Other comprehensive income (loss)	(15,664)	38	—	(15,626)
Reclassification adjustment for (income) expense recognized in earnings	—	(29)	—	(29)
Balance at June 30, 2022	$(45,114)	$101	$36	$(44,977)

	Three Months Ended June 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2021	$2,174	$7	$(99)	$2,082
Other comprehensive income (loss)	4,003	8	—	4,011
Reclassification adjustment for (income) expense recognized in earnings	—	(4)	—	(4)
Balance at June 30, 2021	$6,177	$11	$(99)	$6,089

	Six Months Ended June 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(44,931)	94	—	(44,837)
Reclassification adjustment for (income) expense recognized in earnings	—	(30)	—	(30)
Balance at June 30, 2022	$(45,114)	$101	$36	$(44,977)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(10,405)	9	—	(10,396)
Reclassification adjustment for (income) expense recognized in earnings	—	(5)	—	(5)
Balance at June 30, 2021	$6,177	$11	$(99)	$6,089
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
As of June 30, 2022, the Company paid its counterparties a fixed weighted average interest rate of 0.10% over a maximum period of 2 months for derivative instruments that are designated as and qualify as cash flow hedging instruments.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	132	$72,303	$60,622	$180,238	$93,431	$1,072,977	$1,479,571	$55,057
Pay fixed, receive variable	132	72,303	60,622	180,238	93,431	1,072,977	1,479,571	55,057
Risk participation-out agreements	47	29,929	29,774	44,198	3,312	265,164	372,377	534
Risk participation-in agreements	8	—	18,569	—	—	57,557	76,126	72

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	10	$2,030	$—	$—	$—	$—	$2,030	$76
Sells foreign currency, buys U.S. currency	10	2,038	—	—	—	—	2,038	68

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$8,244	$2,346	$83,461	$137,856	$1,092,702	$1,324,609	$63,798
Pay fixed, receive variable	135	8,244	2,346	83,461	137,856	1,092,702	1,324,609	63,798
Risk participation-out agreements	41	—	6,869	22,673	6,573	252,259	288,374	1,236
Risk participation-in agreements	8	—	18,718	—	—	58,298	77,016	207

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	10	$2,004	$—	$—	$—	$—	$2,004	$9
Sells foreign currency, buys U.S. currency	11	2,006	—	—	—	—	2,006	7

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $15.7 million and $126.9 million in the normal course of business as of June 30, 2022 and December 31, 2021, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$128	$—	$128	$—	$—	$128
Derivatives not designated as hedging instruments:
Loan level derivatives	$64,945	$—	$64,945	$—	$—	$64,945
Risk participation-out agreements	534	—	534	—	—	534
Foreign exchange contracts	76	—	76	—	—	76
Total	$65,683	$—	$65,683	$—	$—	$65,683

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$64,945	$—	$64,945	$10,547	$5,200	$49,198
Risk participation-in agreements	72	—	72	—	—	72
Foreign exchange contracts	68	—	68	—	—	68
Total	$65,085	$—	$65,085	$10,547	$5,200	$49,338

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$43	$—	$43	$—	$—	$43
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$—	$—	$73,462
Risk participation-out agreements	1,236	—	1,236	—	—	1,236
Foreign exchange contracts	9	—	9	—	—	9
Total	$74,750	$—	$74,750	$—	$—	$74,750

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$1	$—	$1	$—	$—	$1
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$118,461	$8,410	$(53,409)
Risk participation-in agreements	207	—	207	—	—	207
Foreign exchange contracts	7	—	7	—	—	7
Total	$73,677	$—	$73,677	$118,461	$8,410	$(53,194)
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

	Fair Value
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(Dollars in Thousands)
Derivatives designated as hedges	$128	$12
Gain in OCI on derivatives (effective portion), net of tax	$100	$11
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$30	$5

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

(9) Stock Based Compensation

As of June 30, 2022, the Company had one active equity plan: the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan ("2021 Plan") with 1,750,000 authorized shares. As a result of the Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan together referred to as the "Plans."

Of the awarded shares under the Plans, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group. These are referred to as "performance-based shares". If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are usually forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.

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

During the three and six months ended June 30, 2022 and June 30, 2021, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.

Total expense for the Plan was $0.8 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Total expense for the Plan was $1.6 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$25,195	$25,195	$31,602	$31,602

Denominator:
Weighted average shares outstanding	77,091,013	77,091,013	78,150,364	78,150,364
Effect of dilutive securities	—	328,275	—	320,087
Adjusted weighted average shares outstanding	77,091,013	77,419,288	78,150,364	78,470,451

EPS	$0.33	$0.33	$0.40	$0.40

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2022		June 30, 2021
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$49,900	$49,900	$58,056	$58,056

Denominator:
Weighted average shares outstanding	77,352,666	77,352,666	78,147,076	78,147,076
Effect of dilutive securities	—	318,935	—	290,199
Adjusted weighted average shares outstanding	77,352,666	77,671,601	78,147,076	78,437,275

EPS	$0.65	$0.65	$0.74	$0.74
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2022 and June 30, 2021.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$170,923	$—	$170,923
GSE CMOs	—	21,678	—	21,678
GSE MBSs	—	159,989	—	159,989
Corporate debt obligations	—	13,986	—	13,986
U.S. Treasury bonds	—	350,762	—	350,762
Foreign government obligations	—	480	—	480
Total investment securities available-for-sale	$—	$717,818	$—	$717,818
Interest rate derivatives	—	128	—	128
Derivatives not designated as hedging instruments:
Loan level derivatives	—	64,945	—	64,945
Risk participation-out agreements	—	534	—	534
Foreign exchange contracts	—	76	—	76
Liabilities:
Interest rate derivatives	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	64,945	—	64,945
Risk participation-in agreements	—	72	—	72
Foreign exchange contracts	—	68	—	68

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$217,505	$—	$217,505
GSE CMOs	—	28,139	—	28,139
GSE MBSs	—	199,772	—	199,772
Corporate debt obligations	—	22,683	—	22,683
U.S. Treasury bonds	—	252,268	—	252,268
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$720,866	$—	$720,866
Interest rate derivatives	—	43	—	43
Loan level derivatives	—	73,462	—	73,462
Risk participation-out agreements	—	1,236	—	1,236
Foreign exchange contracts	—	9	—	9
Liabilities:
Interest rate derivatives	$—	$1	$—	$1
Loan level derivatives	—	73,462	—	73,462
Risk participation-in agreements	—	207	—	207
Foreign exchange contracts	—	7	—	7
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2022 and December 31, 2021, none of the investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$760	$760
Repossessed assets	—	507	—	507
Total assets measured at fair value on a non-recurring basis	$—	$507	$760	$1,267

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$802	$802
Repossessed assets	—	718	—	718
Total assets measured at fair value on a non-recurring basis	$—	$718	$802	$1,520
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses. As of June 30, 2022 and December 31, 2021, the Company did not record any OREO.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At June 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$760	$802	Appraisal of collateral (1)
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

			Fair Value Measurements at June 30, 2022
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$7,198,724	$6,938,168	$—	$—	$6,938,168
Restricted equity securities	35,406	35,406	—	—	35,406
Financial liabilities:
Certificates of deposits	1,122,383	1,108,544	—	1,108,544	—
Borrowed funds	478,200	470,376	—	470,376	—

			Fair Value Measurements at December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,055,373	6,983,524	—	—	6,983,524
Restricted equity securities	28,981	28,981	—	—	28,981
Financial liabilities:
Certificates of deposit	1,283,237	1,283,012	—	1,283,012	—
Borrowed funds	357,321	350,471	—	350,471	—
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2022	At December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$147,609	$110,798
Commercial	154,161	162,931
Residential mortgage	29,749	28,685
Unadvanced portion of loans and leases	1,008,628	987,482
Unused lines of credit:
Home equity	640,097	611,212
Other consumer	74,371	64,589
Other commercial	432	414
Unused letters of credit:
Financial standby letters of credit	13,604	16,143
Performance standby letters of credit	27,234	17,145
Commercial and similar letters of credit	5,894	5,219
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,479,571	1,324,609
Pay fixed, receive variable	1,479,571	1,324,609
Risk participation-out agreements	372,377	288,374
Risk participation-in agreements	76,126	77,016
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	2,030	2,004
Sells foreign currency, buys U.S. currency	2,038	2,006

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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company uses the FHLB classic advance rates available as of June 30, 2022 as the discount rate to determine the net present value of the remaining lease payments.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$3,143	$3,119

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,245	$3,179

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2022	At December 31, 2021
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$18,226	$20,508
Operating lease liabilities	18,226	20,508

Weighted Average Remaining Lease Term
Operating leases	6.13	6.36

Weighted Average Discount Rate
Operating leases	3.1%	3.1%

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2022
(In Thousands)

Remainder of 2022	$3,068
Year ending:
2023	5,318
2024	3,740
2025	2,468
2026	1,697
2027	907
Thereafter	2,776
Total	$19,974
Less imputed interest	(1,748)
Present value of lease liability	$18,226
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.0 million for both the six months ended June 30, 2022 and 2021. Total other expenditures were $0.2 million for the six months ended June 30, 2022 and 2021. Total rental expense was $3.0 million for the six months ended June 30, 2022 and 2021. Total rental expense was $1.5 million for the three months ended June 30, 2022 and 2021.
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
(14) Business Combination
On May 23, 2022, the Company and PCSB Financial Corporation ("PCSB"), the holding company of PCSB Bank, entered into an Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, PCSB will merge with and into the Company, with the Company as the surviving corporation (the “merger”). Following the merger, PCSB Bank will operate as a separate bank subsidiary of the Company. Pursuant to the terms of the merger agreement, at the effective time of the merger, each stockholder of PCSB will receive, for each share of PCSB common stock, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock will be converted into Company common stock. The consummation of the merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by PCSB’s stockholders. The merger is currently expected to be completed in the second half of 2022.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, ongoing disruptions due to the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the Company and PCSB’s ability to achieve the synergies and value creation contemplated by the proposed acquisition; the Company and PCSB’s ability to successfully integrate operations in the proposed acquisition; the effect of the announcement of the proposed acquisition on the ability of PCSB to maintain relationships with its key partners, customers and employees, and on its operating business generally; ongoing turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; general economic conditions (including inflation) on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 50 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.5% of which is in the greater New York and New Jersey metropolitan area and 73.5% of which is in other areas in the United States of America as of June 30, 2022. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
On March 27, 2020, Congress passed, the Coronavirus Aid, Relief, and Economic Security Act was enacted to address the economic effects of the COVID-19 pandemic.
•Paycheck Protection Program. Through June 30, 2022, the Banks funded a total of 4,700 U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans in the aggregate amount of $872.1 million. As of June 30, 2022, $1.1 million in PPP loans remain outstanding, net of deferred fees and costs of $13.8 thousand. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. While the Company established a lending facility under the PPPLF program, it has not been used.
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
On May 23, 2022, the Company and PCSB Financial Corporation (“PCSB”), the holding company of PCSB Bank, entered into an Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, PCSB will merge with and into the Company, with the Company as the surviving corporation (the “merger”). Following the merger, PCSB Bank will operate as a separate bank subsidiary of the Company. Pursuant to the terms of the merger agreement, at the effective time of the merger, each stockholder of PCSB will receive, for each share of PCSB common stock, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock will be converted into Company common stock. The consummation of the merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by PCSB’s stockholders. The merger is currently expected to be completed in the second half of 2022.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.33	$0.32	$0.37	$0.37	$0.40
Earnings per share - Diluted	0.33	0.32	0.37	0.37	0.40
Book value per share (end of period)	12.63	12.65	12.82	12.61	12.44
Tangible book value per share (end of period) (1)	10.51	10.56	10.73	10.51	10.35
Dividends paid per common share	0.130	0.125	0.125	0.120	0.120
Stock price (end of period)	13.31	15.82	16.19	15.26	14.95

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.56%	3.49%	3.52%	3.53%	3.52%
Return on average assets	1.18%	1.16%	1.35%	1.38%	1.48%
Return on average tangible assets (1)	1.21%	1.18%	1.38%	1.41%	1.51%
Return on average stockholders' equity	10.32%	9.91%	11.56%	11.79%	13.21%
Return on average tangible stockholders' equity (1)	12.39%	11.84%	13.84%	14.15%	15.92%
Dividend payout ratio (1)	39.81%	39.28%	34.00%	32.54%	29.69%
Efficiency ratio (3)	56.95%	56.37%	52.23%	53.64%	49.30%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.07%	0.11%	0.12%	0.07%	0.03%
Nonperforming loans and leases as a percentage of total loans and leases	0.28%	0.35%	0.45%	0.52%	0.49%
Nonperforming assets as a percentage of total assets	0.25%	0.31%	0.39%	0.44%	0.41%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.28%	1.32%	1.38%	1.48%	1.52%

CAPITAL RATIOS
Stockholders' equity to total assets	11.38%	11.37%	11.57%	11.77%	11.49%
Tangible equity ratio (1)	9.65%	9.67%	9.87%	10.01%	9.75%

FINANCIAL CONDITION DATA
Total assets	$8,514,230	$8,633,736	$8,602,622	$8,312,649	$8,461,964
Total loans and leases	7,291,912	7,223,130	7,154,457	6,931,694	7,020,275
Allowance for loan and lease losses	93,188	95,463	99,084	102,515	106,474
Investment securities available-for-sale	717,818	730,562	720,866	732,020	694,151
Goodwill and identified intangible assets	162,449	162,569	162,703	162,911	163,119
Total deposits	6,894,457	7,094,378	7,049,906	6,873,010	6,894,701
Total borrowed funds	478,200	392,897	357,321	267,539	363,014
Stockholders' equity	968,496	981,935	995,342	978,452	972,252

					(Continued)

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$71,867	$69,848	$71,461	$70,697	$71,106
Provision (credit) for credit losses	173	(164)	751	(3,110)	(3,331)
Non-interest income	6,928	5,529	10,699	5,586	5,910
Non-interest expense	44,871	42,487	42,909	40,922	37,966
Net income	25,195	24,705	28,545	28,839	31,602
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets decreased $88.4 million, or 2.1% on an annualized basis, to $8.51 billion as of June 30, 2022 from $8.60 billion as of December 31, 2021. The decrease was primarily driven by a decrease in cash and cash equivalents, partially offset by an increase in loans and leases.
Cash and cash equivalents decreased $237.4 million, or 144.9% on an annualized basis, to $90.3 million as of June 30, 2022 from $327.7 million as of December 31, 2021.
Total loans and leases increased $137.5 million, or 3.8% on an annualized basis, to $7.29 billion as of June 30, 2022 from $7.15 billion December 31, 2021. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.09 billion, or 83.5% of total loans and leases as of June 30, 2022, an increase of $95.8 million, or 3.2% on an annualized basis, from $5.99 billion, or 83.7% of total loans and leases, as of December 31, 2021.
PPP loans decreased $66.6 million, or 196.6% on an annualized basis, to $1.1 million as of June 30, 2022 from $67.7 million as of December 31, 2021.
Total deposits decreased $155.4 million, or 4.4% on an annualized basis, to $6.89 billion as of June 30, 2022 from $7.05 billion as of December 31, 2021. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.8 billion, or 83.7% of total deposits as of June 30, 2022, an increase of $5.4 million, or 0.2% on an annualized basis, from $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Certificate of deposit balances totaled $1.01 billion, or 14.6% of total deposits as of June 30, 2022, a decrease of $110.9 million, or 19.8% on an annualized basis, from $1.12 billion, or 15.9% of total deposits, as of December 31, 2021. Brokered deposits totaled $115.6 million, or 1.7% of total deposits as of June 30, 2022, a decrease of $49.9 million, or 60.3% on an annualized basis, from $165.5 million, or 2.3% of total deposits, as of December 31, 2021.
Total borrowed funds increased $120.9 million, or 67.7% on an annualized basis, to $478.2 million as of June 30, 2022 from $357.3 million as of December 31, 2021.
Asset Quality
Nonperforming assets as of June 30, 2022 totaled $21.3 million, or 0.25% of total assets, compared to $33.2 million, or 0.39% of total assets, as of December 31, 2021. Net charge-offs for the three months ended June 30, 2022 were $1.2 million, or 0.07% of average loans and leases on an annualized basis, compared to $0.6 million, or 0.03% of average loans and leases on an annualized basis, for the three months ended June 30, 2021.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.28% as of June 30, 2022, compared to 1.38% as of December 31, 2021. On January 1, 2020, the Company implemented the CECL methodology to calculate the allowance for credit losses. Refer also to Note 5, "Allowance for Loan and Lease Losses."
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 449.06% as of June 30, 2022, compared to 305.26% as of December 31, 2021.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.97% as of June 30, 2022, compared to 11.86% as of December 31, 2021. The Company's Tier 1 leverage ratio was 10.24% as of June 30, 2022, compared to 10.15% as of December 31, 2021. As of June 30, 2022, the Company's Tier 1 risk-based capital ratio was 12.11%, compared to 11.99% as of December 31, 2021. The Company's Total risk-based capital ratio was 14.40% as of June 30, 2022, compared to 14.30% as of December 31, 2021.
The Company's ratio of stockholders' equity to total assets was 11.38% and 11.57% as of June 30, 2022 and December 31, 2021, respectively. The Company's tangible equity ratio was 9.65% and 9.87% as of June 30, 2022 and December 31, 2021, respectively.
Net Income
For the three months ended June 30, 2022, the Company reported net income of $25.2 million, or $0.33 per basic and diluted share, a decrease of $6.4 million, or 20.3%, from net income of $31.6 million, or $0.40 per basic and diluted share, for the three months ended June 30, 2021. This decrease in net income is primarily the result of an increase in non-interest expense of $6.9 million and an increase in the provision for credit losses of $3.5 million, partially offset by a decrease in the provision for income taxes of $2.3 million, an increase in non-interest income of $1.0 million, and an increase in net interest income of $0.8 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2022, the Company reported net income of $49.9 million, or $0.65 per basic and diluted share, a decrease of $8.2 million, or 14.0%, from $58.1 million, or $0.74 per basic and diluted share, for the six months ended June 30, 2021. This decrease in net income is primarily the result of an increase in non-interest expense of $8.6 million and an increase in the provision for credit losses of $5.5 million, partially offset by a decrease in the provision for income taxes of $2.7 million, an increase in non-interest income of $1.8 million, and an increase in net interest income of $1.5 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.18% for the three months ended June 30, 2022, compared to 1.48% for the three months ended June 30, 2021. The annualized return on average stockholders' equity was 10.32% for the three months ended June 30, 2022, compared to 13.21% for the three months ended June 30, 2021.
The net interest margin was 3.56% for the three months ended June 30, 2022, up from 3.52% for the three months ended June 30, 2021. The increase in the net interest margin is a result of a decrease of 7 basis points in the Company's overall cost of funds to 0.33% for the three months ended June 30, 2022 from 0.40% for the three months ended June 30, 2021, partially offset by a decrease in the yield on interest-earning assets of 1 basis point to 3.86% for the three months ended June 30, 2022 from 3.87% for the three months ended June 30, 2021.
The net interest margin was 3.53% for the six months ended June 30, 2022, up from 3.45% for the six months ended June 30, 2021. The increase in the net interest margin is a result of a decrease of 14 basis points in the Company's overall cost of funds to 0.31% for the six months ended June 30, 2022 from 0.45% for the six months ended June 30, 2021, partially offset by a decrease in the yield on interest-earning assets of 5 basis points to 3.78% for the six months ended June 30, 2022 from 3.83% for the six months ended June 30, 2021.
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
Recent Accounting Developments
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDR”s) and also the disclosure of gross writeoff information included in required vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022 for entities that have previously adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)". Management has determined that ASU 2022-02 does apply to the Company. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2021, FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has determined that ASU 2021-01 does apply to the Company and management is determining the impact as of June 30, 2022.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Net income, as reported	$25,195	$31,602	$49,900	$58,056
Less:
Security gains (losses) (after-tax)	—	1	—	(4)
Add:
Merger and acquisition expenses (after-tax) (1)	400	—	400	—
Operating earnings	$25,595	$31,601	$50,300	$58,060

Basic earnings per share, as reported	$0.33	$0.40	$0.65	$0.74
Less:
Security gains (after-tax)	—	—	—	—
Add:
Merger and acquisition expenses (after-tax) (1)	—	—	—	—
Basic operating earnings per share	$0.33	$0.40	$0.65	$0.74

(1) Merger and acquisition expense related to the acquisition of PCSB in the second half of 2022.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Operating earnings	$25,595	$24,705	$28,569	$28,839	$31,601

Average total assets	$8,515,330	$8,531,043	$8,462,231	$8,360,635	$8,540,228
Less: Average goodwill and average identified intangible assets, net	162,507	162,632	162,804	163,011	163,224
Average tangible assets	$8,352,823	$8,368,411	$8,299,427	$8,197,624	$8,377,004

Return on average assets (annualized)	1.18%	1.16%	1.35%	1.38%	1.48%
Less:
Security gains	—%	—%	—%	—%	—%
Add:
Merger and acquisition expenses	0.02%	—%	—%	—%	—%
Operating return on average assets (annualized)	1.20%	1.16%	1.35%	1.38%	1.48%

Return on average tangible assets (annualized)	1.21%	1.18%	1.38%	1.41%	1.51%
Less:
Security gains	—%	—%	—%	—%	—%
Add:
Merger and acquisition expenses	0.02%	—%	—%	—%	—%
Operating return on average tangible assets (annualized)	1.23%	1.18%	1.38%	1.41%	1.51%

Average total stockholders' equity	$976,167	$997,293	$987,522	$978,371	$957,207
Less: Average goodwill and average identified intangible assets, net	162,507	162,632	162,804	163,011	163,224
Average tangible stockholders' equity	$813,660	$834,661	$824,718	$815,360	$793,983

Return on average stockholders' equity (annualized)	10.32%	9.91%	11.56%	11.79%	13.21%
Less:
Security gains	—%	—%	(0.01)%	—%	—%
Add:
Merger and acquisition expenses	0.16%	—%	—%	—%	—%
Operating return on average stockholders' equity (annualized)	10.48%	9.91%	11.57%	11.79%	13.21%

Return on average tangible stockholders' equity (annualized)	12.39%	11.84%	13.84%	14.15%	15.92%
Less:
Security gains	—%	—%	(0.01)%	—%	—%
Add:
Merger and acquisition expenses	0.20%	—%	—%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	12.59%	11.84%	13.85%	14.15%	15.92%

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Net income, as reported	$25,195	$24,705	$28,545	$28,839	$31,602

Average total assets	$8,515,330	$8,531,043	$8,462,231	$8,360,635	$8,540,228
Less: Average goodwill and average identified intangible assets, net	162,507	162,632	162,804	163,011	163,224
Average tangible assets	$8,352,823	$8,368,411	$8,299,427	$8,197,624	$8,377,004

Return on average tangible assets (annualized)	1.21%	1.18%	1.38%	1.41%	1.51%

Average total stockholders' equity	$976,167	$997,293	$987,522	$978,371	$957,207
Less: Average goodwill and average identified intangible assets, net	162,507	162,632	162,804	163,011	163,224
Average tangible stockholders' equity	$813,660	$834,661	$824,718	$815,360	$793,983

Return on average tangible stockholders' equity (annualized)	12.39%	11.84%	13.84%	14.15%	15.92%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Total stockholders' equity	$968,496	$981,935	$995,342	$978,452	$972,252
Less: Goodwill and identified intangible assets, net	162,449	162,569	162,703	162,911	163,119
Tangible stockholders' equity	$806,047	$819,366	$832,639	$815,541	$809,133

Total assets	$8,514,230	$8,633,736	$8,602,622	$8,312,649	$8,461,964
Less: Goodwill and identified intangible assets, net	162,449	162,569	162,703	162,911	163,119
Tangible assets	$8,351,781	$8,471,167	$8,439,919	$8,149,738	$8,298,845

Tangible equity ratio	9.65%	9.67%	9.87%	10.01%	9.75%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Tangible stockholders' equity	$806,047	$819,366	$832,639	$815,541	$809,133

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,995,888	7,037,464	7,037,464	7,034,754	6,536,478
Unallocated ESOP	11,442	18,051	24,660	31,278	37,890
Unvested restricted stock	497,297	500,098	500,098	502,808	448,105
Common shares outstanding	76,672,545	77,621,559	77,614,950	77,608,332	78,154,699

Tangible book value per share	$10.51	$10.56	$10.73	$10.51	$10.35

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Dividends paid	$10,030	$9,705	$9,705	$9,383	$9,383

Net income, as reported	$25,195	$24,705	$28,545	$28,839	$31,602

Dividend payout ratio	39.81%	39.28%	34.00%	32.54%	29.69%

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Allowance for loan and lease losses	$93,188	$95,463	$99,084	$102,515	$106,474

Total loans and leases	$7,291,912	$7,223,130	$7,154,457	$6,931,694	$7,020,275
Less: Total PPP loans	1,138	14,013	67,711	160,586	348,411
Total loans and leases excluding PPP loans	$7,290,774	$7,209,117	$7,086,746	$6,771,108	$6,671,864

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.28%	1.32%	1.40%	1.51%	1.60%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At June 30, 2022		At December 31, 2021
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$2,993,508	41.1%	$2,842,791	39.6%
Multi-family mortgage	1,059,730	14.5%	1,099,818	15.4%
Construction	172,516	2.4%	160,431	2.2%
Total commercial real estate loans	4,225,754	58.0%	4,103,040	57.2%
Commercial loans and leases:
Commercial	666,438	9.1%	666,677	9.4%
Equipment financing	1,149,047	15.7%	1,105,611	15.5%
Condominium association	43,559	0.6%	47,137	0.7%
PPP	1,138	0.1%	67,711	0.9%
Total commercial loans and leases	1,860,182	25.5%	1,887,136	26.5%
Consumer loans:
Residential mortgage	821,733	11.2%	799,737	11.2%
Home equity	327,763	4.5%	324,156	4.5%
Other consumer	56,480	0.8%	40,388	0.6%
Total consumer loans	1,205,976	16.5%	1,164,281	16.3%
Total loans and leases	7,291,912	100.0%	7,154,457	100.0%
Allowance for loan and lease losses	(93,188)		(99,084)
Net loans and leases	$7,198,724		$7,055,373

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2022:

	At June 30, 2022	At December 31, 2021	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$4,225,754	$4,103,040	$122,714	12.0%
Commercial	1,860,182	1,887,136	(26,954)	(5.7)%
Consumer	1,205,976	1,164,281	41,695	14.3%
Total loans and leases	$7,291,912	$7,154,457	$137,455	7.7%
Less: PPP	1,138	67,711	(66,573)	(393.3)%
Total core loans and leases	$7,290,774	$7,086,746	$70,882	4.0%
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

The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of June 30, 2022, there were two borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $126.0 million, or 1.2% of total loans and commitments, as of June 30, 2022. As of December 31, 2021, there were six borrowers with loans and commitments over the previous limit of $50.0 million. The total of those loans and commitments was $322.5 million, or 3.0% of total loans and commitments, as of December 31, 2021.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 58.0% of total loans and leases outstanding as of June 30, 2022.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($946.8 million), office buildings ($680.5 million), retail stores ($636.9 million), industrial properties ($615.5 million), mixed-use properties ($383.3 million), lodging services ($161.7 million) and food services ($57.7 million) as of June 30, 2022. At that date, approximately 93.2% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans which represented 25.5% of total loans outstanding as of June 30, 2022.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($682.6 million), transportation services ($354.5 million), food services ($197.0 million), recreation services ($124.3 million, manufacturing ($103.8 million), retail ($100.5 million), and rental and leasing services ($82.6 million) as of June 30, 2022.
The Company provides commercial banking services to companies in its market area. Approximately 44.1% of the commercial loans outstanding as of June 30, 2022 were made to borrowers located in New England. The remaining 55.9% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $1.1 million as of June 30, 2022.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.1% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.5% of total loans outstanding as of June 30, 2022. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2022, other consumer loans equaled $56.5 million, or 0.8% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2022, the Company had $74.4 million of total assets that were designated as criticized. This compares to $95.4 million of assets designated as criticized as of December 31, 2021. The decrease of $21.0 million in criticized assets was mostly driven by decreases in commercial real estate relationships for the six months ended June 30, 2022.
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
As of June 30, 2022, the Company had nonperforming assets of $21.3 million, representing 0.25% of total assets, compared to nonperforming assets of $33.2 million, or 0.39% of total assets as of December 31, 2021. The decrease of $11.9 million in nonperforming assets was primarily driven by loan payoffs on commercial real estate and C&I loans totaling $7.0 million during the six months ended June 30, 2022.
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

Past Due and Accruing
As of June 30, 2022, and December 31, 2021, the Company had minimal to no loans and leases greater than 90 days past due and accruing.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$6,470	$10,848
Total commercial real estate loans	6,470	10,848

Commercial	892	2,318
Equipment financing	10,183	15,014
Condominium association	71	84
Total commercial loans and leases	11,146	17,416

Residential mortgage	2,412	3,909
Home equity	721	285
Other consumer	3	1
Total consumer loans	3,136	4,195

Total nonaccrual loans and leases	20,752	32,459

Other repossessed assets	507	718
Total nonperforming assets	$21,259	$33,177

Loans and leases past due greater than 90 days and accruing	$266	$1
Total delinquent loans and leases 61-90 days past due	2,123	6,081
Restructured loans and leases not included in nonperforming assets	11,524	12,580

Total nonperforming loans and leases as a percentage of total loans and leases	0.28%	0.45%
Total nonperforming assets as a percentage of total assets	0.25%	0.39%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.03%	0.08%

Troubled Debt Restructuring Loans and Leases
Total TDR loans and leases decreased $2.7 million to $16.6 million at June 30, 2022 from $19.3 million at December 31, 2021. The decrease was primarily driven by loan payoffs on commercial loans totaling $2.5 million during the six months ended June 30, 2022.
As of June 30, 2022, total TDR loans included $3.0 million of commercial loans, $7.7 million of equipment financing loans and leases, $2.8 million of residential mortgage loans, $1.9 million of home equity loans, and $1.2 million of commercial real estate loans. As of December 31, 2021, total TDR loans included $5.4 million of commercial loans, $7.5 million of equipment financing loans and leases, $2.9 million of residential mortgage loans, $2.0 million of home equity loans, and $1.5 million of commercial real estate loans.

The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At June 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$11,524	$12,580
On nonaccrual	5,097	6,709
Total troubled debt restructurings	$16,621	$19,289

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Balance at beginning of period	$19,289	$18,959	$19,289	$18,959
Additions	8	2,412	561	4,627
Net recoveries (charge-offs)	85	(490)	84	(830)
Repayments	(2,761)	(84)	(3,313)	(1,959)
Balance at end of period	$16,621	$20,797	$16,621	$20,797

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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2022, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2022 and 2021.

	At and for the Three Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463
Charge-offs	—	(1,533)	—	(1,533)
Recoveries	6	279	6	291
Provision (credit) for loan and lease losses	990	(2,144)	121	(1,033)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

Total loans and leases	$4,225,754	$1,860,182	$1,205,976	$7,291,912
Total allowance for loan and lease losses as a percentage of total loans and leases	1.66%	1.08%	0.25%	1.28%

	At and for the Three Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2021	$79,929	$25,825	$4,083	$109,837
Charge-offs	(28)	(1,184)	(9)	(1,221)
Recoveries	11	489	126	626
Provision (credit) for loan and lease losses	(5,903)	3,234	(99)	(2,768)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474

Total loans and leases	$3,815,581	$2,038,851	$1,165,843	$7,020,275
Total allowance for loan and lease losses as a percentage of total loans and leases	1.94%	1.39%	0.35%	1.52%

	At and for the Six Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(3,833)	(7)	(3,877)
Recoveries	11	632	44	687
Provision (credit) for loan and lease losses	840	(3,749)	203	(2,706)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

Total loans and leases	$4,225,754	$1,860,182	$1,205,976	$7,291,912
Total allowance for loan and lease losses as a percentage of total loans and leases	1.66%	1.08%	0.25%	1.28%

	At and for the Six Months Ended June 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(3,323)	(13)	(3,364)
Recoveries	11	819	179	1,009
Provision (credit) for loan and lease losses	(6,106)	1,370	(814)	(5,550)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474
Total loans and leases	$3,815,581	$2,038,851	$1,165,843	$7,020,275
Total allowance for loan and lease losses as a percentage of total loans and leases	1.94%	1.39%	0.35%	1.52%
At June 30, 2022, the allowance for loan and lease losses decreased to $93.2 million, or 1.28% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $99.1 million, or 1.38% of total loans and leases outstanding, as of December 31, 2021. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended June 30, 2022 and 2021 were $1.2 million and $0.6 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2022 and 2021 were 0.07% and 0.03%, respectively. The increase in the net charge-offs for the three months ended June 30, 2022 was primarily due to an increase in net charge-offs of $1.0 million in equipment financing loans, partially offset by a decrease in net charge-offs of $0.3 million in commercial loans.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2022			At December 31, 2021
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$48,230	51.8%	41.1%	$44,843	45.3%	39.6%
Multi-family mortgage	15,217	16.3%	14.5%	17,474	17.6%	15.4%
Construction	6,579	7.1%	2.4%	6,896	7.0%	2.2%
Total commercial real estate loans	70,026	75.2%	58.0%	69,213	69.9%	57.2%
Commercial	8,474	9.1%	9.2%	9,068	9.2%	10.3%
Equipment financing	11,554	12.4%	15.7%	17,907	18.0%	15.5%
Condominium association	79	0.1%	0.6%	80	0.1%	0.7%
Total commercial loans	20,107	21.6%	25.5%	27,055	27.3%	26.5%
Residential mortgage	1,476	1.6%	11.2%	1,297	1.3%	11.2%
Home equity	1,263	1.4%	4.5%	1,335	1.3%	4.5%
Other consumer	317	0.2%	0.8%	184	0.2%	0.6%
Total consumer loans	3,056	3.2%	16.5%	2,816	2.8%	16.3%
Total	$93,189	100.0%	100.0%	$99,084	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of June 30, 2022 is appropriate.
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
Cash, cash equivalents, and investment securities decreased $240.5 million, or 45.9% on an annualized basis, to $0.8 billion as of June 30, 2022, from $1.0 billion as of December 31, 2021. The decrease was driven by a decrease in short-term investments. Cash, cash equivalents, and investment securities were 9.5% of total assets as of June 30, 2022, compared to 12.2% of total assets at December 31, 2021.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2022		At December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$188,713	$170,923	$219,723	$217,505
GSE CMOs	22,758	21,678	27,892	28,139
GSE MBSs	173,203	159,989	196,930	199,772
Corporate debt obligations	14,121	13,986	22,178	22,683
U.S. Treasury bonds	376,391	350,762	253,878	252,268
Foreign government obligations	$500	$480	500	499
Total investment securities available-for-sale	$775,686	$717,818	$721,101	$720,866

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $67.4 million for the six months ended June 30, 2022 compared to $108.5 million for the same period in 2021. For the six months ended June 30, 2022 and 2021, the Company did not sell any investment securities available for sale. For the six months ended June 30, 2022, the Company purchased $123.1 million of investment securities available-for-sale, compared to $71.8 million for the same period in 2021.
As of June 30, 2022, the fair value of all investment securities available-for-sale was $717.8 million with $57.9 million of net unrealized losses, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of June 30, 2022, $683.3 million, or 95.2%, of the portfolio, had gross unrealized losses of $58.2 million. This compares to $353.8 million, or 49.1%, of the portfolio with gross unrealized losses of $7.9 million as of December 31, 2021. The Company's unrealized loss position has increased in 2022 primarily driven by higher long-term interest rates.

Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2022 and December 31, 2021, the excess balance of capital stock was $0.1 million.
As of June 30, 2022, the Company owned stock in the FHLBB with a carrying value of $16.9 million, an increase of $6.4 million from $10.5 million as of December 31, 2021. As of June 30, 2022, the FHLBB had total assets of $62.1 billion and total capital of $2.9 billion, of which $1.6 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of June 30, 2022 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of March 31, 2022.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of June 30, 2022 and December 31, 2021, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of June 30, 2022, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2021.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2022			At December 31, 2021
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,845,365	26.8%	—%	$1,888,462	26.8%	—%
Interest-bearing deposits:
NOW accounts	628,791	9.1%	0.13%	604,097	8.6%	0.08%
Savings accounts	894,926	13.0%	0.10%	915,804	13.0%	0.09%
Money market accounts	2,402,992	34.8%	0.39%	2,358,306	33.4%	0.26%
Certificate of deposit accounts	1,006,786	14.6%	0.69%	1,117,695	15.9%	0.71%
Brokered deposit accounts	115,597	1.7%	0.15%	165,542	2.3%	0.04%
Total interest-bearing deposits	5,049,092	73.2%	0.36%	5,161,444	73.2%	0.30%
Total deposits	$6,894,457	100.0%	0.26%	$7,049,906	100.0%	0.22%

Total deposits decreased $155.4 million to $6.9 billion as of June 30, 2022, compared to $7.0 billion as of December 31, 2021. Deposits as a percentage of total assets decreased to 81.0% as of June 30, 2022, compared to 82.0% as of December 31, 2021.

During the six months ended June 30, 2022, core deposits increased $5.4 million. The ratio of core deposits to total deposits increased from 81.8% as of December 31, 2021 to 83.7% as of June 30, 2022, primarily due to an increase in demand checking, NOW and money market accounts.

Certificate of deposit accounts decreased $0.1 billion to $1.0 billion as of June 30, 2022, compared to $1.1 billion as of December 31, 2021. Certificate of deposit accounts decreased as a percentage of total deposits to 14.6% as of June 30, 2022 from 15.9% as of December 31, 2021.

Brokered deposits decreased $49.9 million to $115.6 million as of June 30, 2022, compared to $165.5 million as of December 31, 2021. Brokered deposits decreased as a percentage of total deposits to 1.7% as of June 30, 2022 from 2.3% as of December 31, 2021. The decrease in brokered deposits was driven by the balance of brokered NOW accounts. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2022			2021
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,886,284	27.0%	—%	$1,785,023	25.6%	—%
NOW accounts	612,439	8.8%	0.14%	499,883	7.2%	0.12%
Savings accounts	930,957	13.3%	0.09%	774,406	11.1%	0.13%
Money market accounts	2,429,043	34.7%	0.34%	2,247,997	32.4%	0.27%
Total core deposits	5,858,723	83.8%	0.13%	5,307,309	76.3%	0.14%
Certificate of deposit accounts	1,018,471	14.6%	0.67%	1,226,668	17.7%	1.01%
Brokered deposit accounts	115,535	1.7%	0.30%	418,166	6.0%	0.37%
Total deposits	$6,992,729	100.0%	0.24%	$6,952,143	100.0%	0.31%

	Six Months Ended June 30,
	2022			2021
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,883,179	26.8%	—%	$1,714,589	24.8%	—%
NOW accounts	601,227	8.6%	0.11%	488,949	7.1%	0.11%
Savings accounts	932,059	13.3%	0.09%	743,738	10.8%	0.13%
Money market accounts	2,422,845	34.6%	0.30%	2,166,702	31.4%	0.28%
Total core deposits	5,839,310	83.2%	0.15%	5,113,978	74.1%	0.15%
Certificate of deposit accounts	1,054,897	15.0%	0.68%	1,277,110	18.5%	1.15%
Brokered deposit accounts	124,096	1.8%	0.23%	513,963	7.4%	0.43%
Total deposits	$7,018,303	100.0%	0.23%	$6,905,051	100.0%	0.35%

As of June 30, 2022 and December 31, 2021, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At June 30, 2022		At December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$199,232	0.58%	$182,082	0.58%
Over six months through 12 months	66,699	0.78%	125,888	0.66%
Over 12 months	41,429	1.88%	51,377	1.86%
Total certificate of deposit of $250,000 or more	$307,360	0.80%	$359,347	0.79%

Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$373,362	$408,189	$345,771	$535,732
Maximum amount outstanding at any month-end during the period	478,200	448,025	478,200	686,346
Balance outstanding at end of period	478,200	363,015	478,200	363,015
Weighted average interest rate for the period	1.99%	1.88%	1.94%	1.70%
Weighted average interest rate at end of period	2.22%	3.15%	2.22%	3.15%
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
FHLBB borrowings increased $160.1 million to $308.0 million as of June 30, 2022 from the December 31, 2021 balance of $147.9 million.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2022	December 31, 2021
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 25, 2022	$4,877	$4,868
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 18, 2022	4,816	4,802
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,277	74,227
			Total	$83,970	$83,897

The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of June 30, 2022. This compares to $0.3 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of December 31, 2021.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $39.2 million to $56.3 million as of June 30, 2022 from $95.5 million as of December 31, 2021.
The Company has access to a $12.0 million committed line of credit as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $700.0 million. As of June 30, 2022, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit as compared to $30.0 million as of December 31, 2021.

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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2022 and December 31, 2021:

	At June 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,479,571	$1,324,608
Pay fixed, receive variable	1,479,571	1,324,608
Risk participation-out agreements	372,377	288,374
Risk participation-in agreements	76,126	77,016
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$2,030	$2,004
Sells foreign currency, buys U.S. currency	2,038	2,006
Fixed weighted average interest rate from the Company to counterparty	2.64%	2.85%
Floating weighted average interest rate from counterparty to the Company	2.16%	0.78%
Weighted average remaining term to maturity (in months)	72	82
Fair value:
Recognized as an asset:
Interest rate derivatives	$128	$43
Loan level derivatives	64,945	73,462
Risk participation-out agreements	534	1,236
Foreign exchange contracts	76	9
Recognized as a liability:
Derivatives not designated as hedging instruments:
Interest rate derivatives	$—	$1
Loan level derivatives	64,945	73,462
Risk participation-in agreements	72	207
Foreign exchange contracts	68	7
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $968.5 million as of June 30, 2022, representing a $26.8 million decrease compared to $995.3 million at December 31, 2021. The decrease for the six months ended June 30, 2022, primarily reflects the unrealized loss on securities available-for-sale of $44.9 million, dividends paid by the Company of $19.7 million, and the common stock repurchase of $13.8 million, partially offset by net income attributable to the Company of $49.9 million.
Stockholders' equity represented 11.38% of total assets as of June 30, 2022 and 11.57% of total assets as of December 31, 2021. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.65% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2022 and 9.87% as of December 31, 2021.
On January 27, 2021, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021. As of September 30, 2021, 690,253 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.46.

On November 10, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41. On June 24, 2022, the Company suspended the program.
The dividend payout ratio was 39.81% for the three months ended June 30, 2022, compared to 29.69% for the same period in 2021.
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
Net Interest Income
Net interest income increased $0.8 million to $71.9 million for the three months ended June 30, 2022 from $71.1 million for the three months ended June 30, 2021. This increase reflects a $1.2 million decrease in interest expense on deposits and borrowings, which is reflective of the sustained, low interest rate environment, along with a $0.3 million increase in interest income on investment securities and short term investments, offset by a $0.7 million decrease in interest income on loans and leases. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2022 and June 30, 2021 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2022 and June 30, 2021 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $1.5 million to $141.7 million for the six months ended June 30, 2022 from $140.2 million for the six months ended June 30, 2021. This overall increase reflects a $5.2 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment, and a $0.3 million increase in interest income on investment securities and short term investments, offset by a $4.0 million decrease in interest income on loans and leases. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2022 and June 30, 2021 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2022 and June 30, 2021 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 4 basis points to 3.56% for the three months ended June 30, 2022 from 3.52% for the three months ended June 30, 2021. Excluding PPP loans, net interest margin increased by 18 basis points to 3.55% for the three months ended June 30, 2022 from 3.37% for three months ended June 30, 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.11% for the three months ended June 30, 2022 from 4.21% for the three months ended June 30, 2021.

Net interest margin increased by 8 basis points to 3.53% for the six months ended June 30, 2022 from 3.45% for the six months ended June 30, 2021. Excluding PPP loans, net interest margin increased by 17 basis points to 3.49% for the six months ended June 30, 2022 from 3.32% for six months ended June 30, 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) decreased to 4.05% for the six months ended June 30, 2022 from 4.17% for the six months ended June 30, 2021.
The yield on interest-earning assets decreased to 3.86% for the three months ended June 30, 2022 from 3.87% for the three months ended June 30, 2021. This decrease is the result of lower yields on loans and leases partially offset by higher yields on investments. During the three months ended June 30, 2022, the Company recorded $1.0 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets, compared to $1.5 million, or 7 basis points, for the three months ended June 30, 2021.
The yield on interest-earning assets decreased to 3.78% for the six months ended June 30, 2022 from 3.83% for the six months ended June 30, 2021. This decrease is the result of lower yields on loans and leases partially offset by higher yields on investments. During the six months ended June 30, 2022, the Company recorded $2.5 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets, compared to $2.7 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the six months ended June 30, 2021.
The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 7 basis points to 0.33% for the three months ended June 30, 2022 from 0.40% for the three months ended June 30, 2021. The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 14 basis points to 0.31% for the six months ended June 30, 2022 from 0.45% for the six months ended June 30, 2021. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and remained low throughout the second quarter of 2022. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other factors, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2022 and June 30, 2021. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$726,374	$3,249	1.79%	$721,029	$3,121	1.73%
Marketable and restricted equity securities	30,461	337	4.42%	34,989	233	2.67%
Short-term investments	99,905	156	0.62%	234,317	42	0.07%
Total investments	856,740	3,742	1.75%	990,335	3,396	1.37%
Commercial real estate loans (2)	4,220,257	38,967	3.65%	3,780,920	34,320	3.59%
Commercial loans (2)	695,365	7,074	4.03%	1,115,910	13,040	4.62%
Equipment financing (2)	1,129,606	17,897	6.34%	1,074,469	17,963	6.69%
Residential mortgage loans (2)	818,826	7,123	3.48%	788,296	6,927	3.51%
Other consumer loans (2)	376,225	3,274	3.48%	368,845	2,833	3.08%
Total loans and leases	7,240,279	74,335	4.11%	7,128,440	75,083	4.21%
Total interest-earning assets	8,097,019	78,077	3.86%	8,118,775	78,479	3.87%
Allowance for loan and lease losses	(94,780)			(111,705)
Non-interest-earning assets	513,091			533,158
Total assets	$8,515,330			$8,540,228
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$612,439	216	0.14%	$499,883	146	0.12%
Savings accounts	930,957	211	0.09%	774,406	248	0.13%
Money market accounts	2,429,043	2,073	0.34%	2,247,997	1,497	0.27%
Certificate of deposit accounts	1,018,471	1,694	0.67%	1,226,668	3,102	1.01%
Brokered deposit accounts	115,535	88	0.30%	418,166	387	0.37%
Total interest-bearing deposits (3)	5,106,445	4,282	0.34%	5,167,120	5,380	0.42%
Advances from the FHLBB	183,047	489	1.06%	250,102	663	1.05%
Subordinated debentures and notes	83,952	1,262	6.02%	83,802	1,242	5.93%
Other borrowed funds	106,363	129	0.48%	74,285	31	0.17%
Total borrowed funds	373,362	1,880	1.99%	408,189	1,936	1.88%
Total interest-bearing liabilities	5,479,807	6,162	0.45%	5,575,309	7,316	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,886,284			1,785,023
Other non-interest-bearing liabilities	173,072			222,689
Total liabilities	7,539,163			7,583,021
Total stockholders' equity	976,167			957,207
Total liabilities and stockholders' equity	$8,515,330			$8,540,228
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		71,915	3.41%		71,163	3.34%
Less adjustment of tax-exempt income		48			57
Net interest income		$71,867			$71,106
Net interest margin (5)			3.56%			3.52%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.25% and 0.31% in the three months ended June 30, 2022 and June 30, 2021, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$723,336	$6,245	1.73%	$737,771	$6,239	1.69%
Marketable and restricted equity securities	29,192	665	4.55%	40,302	534	2.65%
Short-term investments	145,934	222	0.30%	213,152	81	0.08%
Total investments	898,462	7,132	1.59%	991,225	6,854	1.38%
Commercial real estate loans (2)	4,186,523	74,994	3.56%	3,783,394	68,565	3.60%
Commercial loans (2)	725,422	15,072	4.13%	1,182,498	25,786	4.34%
Equipment financing (2)	1,117,467	35,909	6.43%	1,076,741	36,006	6.69%
Residential mortgage loans (2)	811,921	14,115	3.48%	784,562	14,159	3.61%
Other consumer loans (2)	371,407	6,024	3.27%	372,198	5,628	3.05%
Total loans and leases	7,212,740	146,114	4.05%	7,199,393	150,144	4.17%
Total interest-earning assets	8,111,202	153,246	3.78%	8,190,618	156,998	3.83%
Allowance for loan and lease losses	(96,858)			(113,571)
Non-interest-earning assets	508,802			549,692
Total assets	$8,523,146			$8,626,739
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$601,227	319	0.11%	$488,949	276	0.11%
Savings accounts	932,059	409	0.09%	743,738	483	0.13%
Money market accounts	2,422,845	3,643	0.30%	2,166,702	2,983	0.28%
Certificate of deposit accounts	1,054,897	3,542	0.68%	1,277,110	7,256	1.15%
Brokered deposit accounts	124,096	140	0.23%	513,963	1,089	0.43%
Total interest-bearing deposits (3)	5,135,124	8,053	0.32%	5,190,462	12,087	0.47%
Advances from the FHLBB	143,681	676	0.94%	368,661	2,033	1.10%
Subordinated debentures and notes	83,934	2,506	5.97%	83,783	2,484	5.93%
Other borrowed funds	118,156	190	0.32%	83,288	70	0.17%
Total borrowed funds	345,771	3,372	1.94%	535,732	4,587	1.70%
Total interest-bearing liabilities	5,480,895	11,425	0.42%	5,726,194	16,674	0.59%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,883,179			1,714,589
Other non-interest-bearing liabilities	172,400			234,082
Total liabilities	7,536,474			7,674,865
Total stockholders' equity	986,672			951,874
Total liabilities and stockholders' equity	$8,523,146			$8,626,739
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		141,821	3.36%		140,324	3.24%
Less adjustment of tax-exempt income		106			109
Net interest income		$141,715			$140,215
Net interest margin (5)			3.53%			3.45%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.23% and 0.35% in the six months ended June 30, 2022 and June 30, 2021, respectively.
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

	Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021			Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$23	$105	$128	$(130)	$136	$6
Marketable and restricted equity securities	(33)	137	104	(175)	306	131
Short-term investments	(36)	150	114	(33)	174	141
Total investments	(46)	392	346	(338)	616	278
Loans and leases:
Commercial real estate loans	4,063	584	4,647	7,181	(752)	6,429
Commercial loans and leases	(4,456)	(1,510)	(5,966)	(9,522)	(1,192)	(10,714)
Equipment financing	896	(962)	(66)	1,322	(1,419)	(97)
Residential mortgage loans	257	(61)	196	476	(520)	(44)
Other consumer loans	59	382	441	(12)	408	396
Total loans	819	(1,567)	(748)	(555)	(3,475)	(4,030)
Total change in interest and dividend income	773	(1,175)	(402)	(893)	(2,859)	(3,752)
Interest expense:
Deposits:
NOW accounts	40	30	70	43	—	43
Savings accounts	47	(84)	(37)	100	(174)	(74)
Money market accounts	137	439	576	411	249	660
Certificate of deposit accounts	(472)	(936)	(1,408)	(1,109)	(2,605)	(3,714)
Brokered deposit accounts	(237)	(62)	(299)	(588)	(361)	(949)
Total deposits	(485)	(613)	(1,098)	(1,143)	(2,891)	(4,034)
Borrowed funds:
Advances from the FHLBB	(180)	6	(174)	(1,096)	(261)	(1,357)
Subordinated debentures and notes	2	18	20	5	17	22
Other borrowed funds	19	79	98	39	81	120
Total borrowed funds	(159)	103	(56)	(1,052)	(163)	(1,215)
Total change in interest expense	(644)	(510)	(1,154)	(2,195)	(3,054)	(5,249)
Change in tax-exempt income	(9)	—	(9)	(3)	—	(3)
Change in net interest income	$1,426	$(665)	$761	$1,305	$195	$1,500

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$38,967	$34,320	$4,647	13.5%	$74,994	$68,565	$6,429	9.4%
Commercial loans	7,026	12,984	(5,958)	(45.9)%	14,966	25,677	(10,711)	(41.7)%
Equipment financing	17,897	17,963	(66)	(0.4)%	35,909	36,006	(97)	(0.3)%
Residential mortgage loans	7,123	6,927	196	2.8%	14,115	14,159	(44)	(0.3)%
Other consumer loans	3,274	2,832	442	15.6%	6,024	5,628	396	7.0%
Total interest income—loans and leases	$74,287	$75,026	$(739)	(1.0)%	$146,008	$150,035	$(4,027)	(2.7)%
Total interest from loans and leases was $74.3 million for the three months ended June 30, 2022, and represented a yield on total loans of 4.11%. This compares to $75.0 million of interest on loans and a yield of 4.21% for the three months ended June 30, 2021. The $0.7 million decrease in interest income from loans and leases was primarily due to a decrease of $1.6 million in changes to interest rates, and an increase of $0.8 million in origination volume.
Interest income from loans and leases was $146.0 million for the six months ended June 30, 2022, and represented a yield on total loans of 4.05%. This compares to $150.0 million of interest on loans and a yield of 4.17% for the six months ended June 30, 2021. The $4.0 million decrease in interest income from loans and leases was primarily due to a decrease of $0.6 million in origination volume and a decrease of $3.5 million due to changes in interest rates.

Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,249	$3,121	$128	4.1%	$6,245	$6,239	$6	0.1%
Marketable and restricted equity securities	337	233	104	44.6%	665	534	131	24.5%
Short-term investments	156	42	114	271.4%	222	81	141	174.1%
Total interest income—investments	$3,742	$3,396	$346	10.2%	$7,132	$6,854	$278	4.1%
Total interest income from investments was $3.7 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, the yield on total investments was 1.8% and 1.4%. respectively. The year-over-year increase in interest income on investments of $0.3 million, or 10.2%, was primarily driven by a $0.1 million decrease due to volume and a $0.4 million increase due to rates.
Total investment income was $7.1 million and $6.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. For the six months ended June 30, 2022 and 2021, the yield on total investments was 1.6% and 1.4%, respectively. The year-over-year increase in interest income on investments of $0.3 million, or 4.1%, was primarily driven by a $0.6 million increase due to rates and a $0.3 million decrease due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$216	$146	$70	47.9%	$319	$276	$43	15.6%
Savings accounts	211	248	(37)	(14.9)%	409	483	(74)	(15.3)%
Money market accounts	2,073	1,497	576	38.5%	3,643	2,983	660	22.1%
Certificate of deposit accounts	1,694	3,102	(1,408)	(45.4)%	3,542	7,256	(3,714)	(51.2)%
Brokered deposit accounts	88	387	(299)	(77.3)%	140	1,089	(949)	(87.1)%
Total interest expense - deposits	4,282	5,380	(1,098)	(20.4)%	8,053	12,087	(4,034)	(33.4)%
Borrowed funds:
Advances from the FHLBB	489	663	(174)	(26.2)%	676	2,033	(1,357)	(66.7)%
Subordinated debentures and notes	1,262	1,242	20	1.6%	2,506	2,484	22	0.9%
Other borrowed funds	129	31	98	316.1%	190	70	120	171.4%
Total interest expense - borrowed funds	1,880	1,936	(56)	(2.9)%	3,372	4,587	(1,215)	(26.5)%
Total interest expense	$6,162	$7,316	$(1,154)	(15.8)%	$11,425	$16,674	$(5,249)	(31.5)%
Deposits
For the three months ended June 30, 2022, interest expense on deposits decreased $1.1 million, or 20.4%, as compared to the same period in 2021. The decrease in interest expense on deposits was driven by a decrease of $0.6 million due to lower interest rates and a decrease of $0.5 million primarily driven by the decline in certificate of deposit and brokered deposit balances.
Interest expense on deposits decreased $4.0 million, or 33.4%, to $8.1 million for the six months ended June 30, 2022 from $12.1 million for the six months ended June 30, 2021. The decrease in interest expense on deposits was due to a $2.9 million decrease due to interest rates and a $1.1 million decrease primarily driven by the decline in certificate of deposit and brokered deposit balances.
Borrowed Funds
During the three months ended June 30, 2022, interest paid on borrowed funds decreased $0.1 million, or 2.9% year over year. The cost of borrowed funds increased to 1.99% for the three months ended June 30, 2022 from 1.88% for the three months ended June 30, 2021. The decrease in interest expense was driven by a decrease of $0.2 million due to volume partially offset by an increase of $0.1 million due to borrowing rates. For the three months ended June 30, 2022, the purchase accounting accretion on acquired borrowed funds was $12.0 thousand compared to $13.0 thousand for the three months ended June 30, 2021. Purchase accounting accretion had no impact on the Company's net interest margin.
During the six months ended June 30, 2022, interest paid on borrowed funds decreased $1.2 million, or 26.5% year over year. The cost of borrowed funds increased to 1.94% for the six months ended June 30, 2022 from 1.70% for the six months ended June 30, 2021. The decrease in interest expense was driven by a decrease of $1.1 million due to volume and a decrease of $0.2 million due to borrowing rates. For the six months ended June 30, 2022, purchase accounting accretion was $24 thousand on acquired borrowed funds compared to accretion of $25 thousand for the six months ended June 30, 2021. Purchase accounting accretion did not have an impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$990	$(5,903)	$6,893	(116.8)%	$840	$(6,106)	$6,946	113.8%
Commercial	(2,144)	3,234	(5,378)	(166.3)%	(3,749)	1,370	(5,119)	(373.6)%
Consumer	121	(99)	220	(222.2)%	203	(814)	1,017	(124.9)%
Total provision (credit) for loan and lease losses	(1,033)	(2,768)	1,735	(62.7)%	(2,706)	(5,550)	2,844	(51.2)%
Unfunded credit commitments	1,206	(563)	1,769	314.2%	2,715	72	2,643	3,670.8%
Total provision (credit) for credit losses	$173	$(3,331)	$3,504	(105.2)%	$9	$(5,478)	$5,487	(100.2)%

For the three months ended June 30, 2022, the Allowance for Credit Losses ("ACL") decreased $3.5 million resulting in a provision for credit losses of $0.2 million. The reduction in the ACL for the three months ended June 30, 2022 is attributable to the continued low level of net charge-offs and an improving macro-economic forecast, offset by portfolio growth.

For the six months ended June 30, 2022, the Allowance for Credit Losses ("ACL") decreased $5.5 million resulting in a provision for credit losses of $9.0 thousand. The reduction in the ACL for the six months ended June 30, 2022 is attributable to the continued low level of net charge-offs and an improving macro-economic forecast, offset by portfolio growth.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Deposit fees	$2,744	$3,015	$(271)	(9.0)%	$5,244	$5,296	$(52)	(1.0)%
Loan fees	666	607	59	9.7%	1,413	1,160	253	21.8%
Loan level derivative income, net	1,615	7	1,608	22,971.4%	2,301	481	1,820	378.4%
Gain (loss) on investment securities, net	—	1	(1)	(100.0)%	—	(6)	6	(100.0)%
Gain on sales of loans and leases held-for-sale	291	538	(247)	(45.9)%	635	1,247	(612)	(49.1)%
Other	1,612	1,742	(130)	(7.5)%	2,864	2,526	338	13.4%
Total non-interest income	$6,928	$5,910	$1,018	17.2%	$12,457	$10,704	$1,753	16.4%
For the three months ended June 30, 2022, non-interest income increased $1.0 million, or 17.2%, to $6.9 million as compared to $5.9 million for the same period of 2021. The increase was primarily driven by an increase of $1.6 million in loan level derivative income, net, partially offset by decreases of $0.3 million in deposit fees, $0.2 million in gain on sales of loans and leases held-for-sale, and $0.1 million in other non-interest income.
For the six months ended June 30, 2022, non-interest income increased $1.8 million, or 16.4%, to $12.5 million as compared to $10.7 million for the same period in 2021. The increase was primarily driven by increases of $1.8 million in loan level derivative income, net, $0.3 million in other non-interest income, and $0.3 million in loan fees, partially offset by a decrease of $0.6 million in gain on sales of loans and leases held-for-sale.

Deposit fees decreased $0.3 million, or 9.0%, to $2.7 million for the three months ended June 30, 2022 from $3.0 million for the same period in 2021, primarily driven by lower foreign exchange incoming wire income, partially offset by higher account service fees and insufficient funds fees ("NSF"). Deposit fees decreased $0.1 million, or 1.0% to $5.2 million for the six months ended June 30, 2022 from $5.3 million for the same period in 2021, primarily driven by lower foreign exchange incoming wire income, partially offset by higher account service fees, NSF, and debit card income.
Loan level derivative income increased $1.6 million, or 22,971.4%, to $1.6 million for the three months ended June 30, 2022 from $7.0 thousand for the same period in 2021, primarily driven by higher volume in loan level derivative transactions completed for the three months ended June 30, 2022, and increased $1.8 million, or 378.4%, to $2.3 million for the six months ended June 30, 2022 from $0.5 million for the same period in 2021, primarily driven by higher volume in loan level derivative transactions completed for the six months ended June 30, 2022.
Gain on sales of loans and leases held-for-sale decreased $0.2 million, or 45.9%, to $0.3 million for the three months ended June 30, 2022 from $0.5 million for the same period in 2021, primarily driven by lower gain on sale to participant, and decreased $0.6 million, or 49.1% to $0.6 million for the six months ended June 30, 2022 from $1.2 million for the same period in 2021, primarily driven by lower gain on sale to participant, partially offset by higher loan sale volume with servicing retained.
Other income decreased $0.1 million, or 7.5%, to $1.6 million for the three months ended June 30, 2022 from $1.7 million for the same period in 2021, primarily driven by higher loss on interest rate derivatives due to volatility in rates and lower commission on investment sales, partially offset by higher wealth management fees, 1031 exchange income, management fee-Longwood SC, rental income, gain/loss on sale of fixed assets, and commissions-insurance agency. Other income increased $0.3 million, or 13.4%, to $2.9 million for the six months ended June 30, 2022 from $2.5 million for the same period in 2021, primarily driven by higher advisory fees-investment sales, 1031 exchange income, wealth management fees, rental income, gain/loss on sale of fixed assets, and foreign exchange outgoing wire income, partially offset by higher loss on interest rate derivatives due to volatility in rates and lower commissions-investment sales.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Compensation and employee benefits	$28,772	$25,161	$3,611	14.4%	$55,656	$50,982	$4,674	9.2%
Occupancy	3,807	3,832	(25)	(0.7)%	8,091	7,836	255	3.3%
Equipment and data processing	4,931	4,697	234	5.0%	10,009	9,190	819	8.9%
Professional services	1,219	1,245	(26)	(2.1)%	2,445	2,471	(26)	(1.1)%
FDIC insurance	739	657	82	12.5%	1,467	1,701	(234)	(13.8)%
Advertising and marketing	1,319	1,110	209	18.8%	2,591	2,210	381	17.2%
Amortization of identified intangible assets	120	228	(108)	(47.4)%	254	460	(206)	(44.8)%
Merger and acquisition expense	535	—	535	100.0%	535	—	535	100.0%
Other	3,429	1,036	2,393	231.0%	6,310	3,927	2,383	60.7%
Total non-interest expense	$44,871	$37,966	$6,905	18.2%	$87,358	$78,777	$8,581	10.9%
For the three months ended June 30, 2022, non-interest expense increased $6.9 million, or 18.2%, as compared to the same period in 2021. The increase was primarily driven by increases of $3.6 million in compensation and employee benefits expense, $2.4 million in other non-interest expense, and $0.5 million in merger and acquisition expense.

For the six months ended June 30, 2022, non-interest expense increased $8.6 million, or 10.9%, to $87.4 million as compared to the same period in 2021. This increase is primarily driven by increases of $4.7 million in compensation and employee benefits expense, $2.4 million in other non-interest expense, $0.8 million in equipment and data processing expense, and $0.5 million in merger and acquisition expense.
Compensation and employee benefits expense increased $3.6 million, or 14.4%, to $28.8 million for the three months ended June 30, 2022 from $25.2 million for the same period in 2021, and increased $4.7 million, or 9.2%, to $55.7 million for the six months ended June 30, 2022 from $51.0 million for the same period in 2021, primarily driven by increases in employee headcount, salaries, incentive bonuses, share-based compensations, and commissions, partially offset by decreases in employee benefits-retirement plan and payroll benefits-unemployment insurance.
Equipment and data processing expense increased $0.2 million, or 5.0%, to $4.9 million for the three months ended June 30, 2022 from $4.7 million for the same period in 2021, and increased $0.8 million, or 8.9%, to $10.0 million for the six months ended June 30, 2022 from $9.2 million for the same period in 2021, primarily driven by higher software licenses and subscriptions expense, computer equipment depreciation expense, ATM maintenance expense, and loan processing expense, partially offset by lower commercial loan processing expense.
Merger and acquisition expense increased $0.5 million, or 100.0%, to $0.5 million, for both the three months ended June 30, 2022 and the six months ended June 30, 2022, for the same period in 2021, the Company did not incur any merger-related expenses. The increase in 2022 was primarily driven by merger-related expenses for PCSB.
Other non-interest expense increased $2.4 million, or 231.0%, to $3.4 million for the three months ended June 30, 2022 from $1.0 million for the same period in 2021, and increased $2.4 million, or 60.7%, to $6.3 million for the six months ended June 30, 2022 from $3.9 million for the same period in 2021, primarily driven by high gain on sale of OREO in 2021, and higher travel & accommodations and dues & memberships, partially offset by lower lease commissions paid to others, loan workout expense, and appraisal search.
Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Income before provision for income taxes	$33,697	$42,381	$(8,684)	(20.5)%	$66,747	$77,620	$(10,873)	(14.0)%
Provision (benefit) for income taxes	8,502	10,779	(2,277)	(21.1)%	16,847	19,564	(2,717)	(13.9)%
Net income	$25,195	$31,602	$(6,407)	(20.3)%	$49,900	$58,056	$(8,156)	(14.0)%
Effective tax rate	25.2%	25.4%	N/A	(0.8)%	25.2%	25.2%	N/A	—%
The Company recorded an income tax expense of $8.5 million for the three months ended June 30, 2022, compared to an income tax expense of $10.8 million for the three months ended June 30, 2021, representing effective tax rates of 25.2% and 25.4%, respectively.
The Company recorded an income tax expense of $16.8 million for the six months ended June 30, 2022, compared to an income tax expense of $19.6 million for the six months ended June 30, 2021, representing effective tax rates of 25.2% and 25.2%, respectively.
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

In the second quarter, the Company continued to operate with increased liquidity. In particular, the Company has shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the second quarter. Cash and equivalents at the end of the quarter were $90.3 million, or 1.1% of the balance sheet, compared to $327.7 million, or 3.8% of the balance sheet, as of December 31, 2021. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 15% of total assets. As of June 30, 2022, cash, cash equivalents and investment securities available-for-sale totaled $0.8 billion, or 9.5% of total assets. This compares to $1.0 billion, or 12.2% of total assets, as of December 31, 2021.
Deposits, which are considered the most stable source of liquidity, totaled $6.9 billion as of June 30, 2022 and represented 93.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $7.0 billion, or 95.2% of total funding, as of December 31, 2021. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.8 billion as of June 30, 2022 and represented 83.7% of total deposits, compared to core deposits of $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Additionally, the Company had $115.6 million of brokered deposits as of June 30, 2022, which represented 1.7% of total deposits, compared to $165.5 million or 2.3% of total deposits, as of December 31, 2021. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $478.2 million as of June 30, 2022, representing 6.5% of total funding, compared to $357.3 million, or 4.8% of total funding, as of December 31, 2021. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of June 30, 2022, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion, compared to $1.7 billion as of December 31, 2021, based on the level of qualifying collateral available for these borrowings.
As of June 30, 2022, the Banks also have access to funding through certain uncommitted lines of credit of $700.0 million.
The Company had a $12.0 million committed line of credit for contingent liquidity as of June 30, 2022. As of June 30, 2022, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $113.6 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2022. As of June 30, 2022, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2022	At December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$147,609	$110,798
Commercial	154,161	162,931
Residential mortgage	29,749	28,685
Unadvanced portion of loans and leases	1,008,628	987,482
Unused lines of credit:
Home equity	640,097	611,212
Other consumer	74,371	64,589
Other commercial	432	414
Unused letters of credit:
Financial standby letters of credit	13,604	16,143
Performance standby letters of credit	27,234	17,145
Commercial and similar letters of credit	5,894	5,219
Loan level derivatives:
Receive fixed, pay variable	1,479,571	1,324,609
Pay fixed, receive variable	1,479,571	1,324,609
Risk participation-out agreements	372,377	288,374
Risk participation-in agreements	76,126	77,016
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,030	2,004
Sells foreign currency, buys U.S. currency	2,038	2,006

Capital Resources
As of June 30, 2022, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2022, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2022 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2022:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$853,323	11.97%	$320,798	4.50%	$499,019	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	863,017	10.24%	337,116	4.00%	337,116	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	863,017	12.11%	427,589	6.00%	605,751	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,026,673	14.40%	570,374	8.00%	748,616	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$585,319	12.09%	$217,861	4.50%	$338,894	7.00%	$314,688	6.50%
Tier 1 leverage capital ratio (2)	585,319	10.58%	221,293	4.00%	221,293	4.00%	276,616	5.00%
Tier 1 risk-based capital ratio (3)	585,319	12.09%	290,481	6.00%	411,515	8.50%	387,308	8.00%
Total risk-based capital ratio (4)	646,028	13.35%	387,133	8.00%	508,112	10.50%	483,916	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$270,172	11.83%	$102,770	4.50%	$159,865	7.00%	$148,446	6.50%
Tier 1 leverage capital ratio (2)	270,172	9.03%	119,678	4.00%	119,678	4.00%	149,597	5.00%
Tier 1 risk-based capital ratio (3)	270,172	11.83%	137,027	6.00%	194,122	8.50%	182,703	8.00%
Total risk-based capital ratio (4)	298,773	13.09%	182,596	8.00%	239,657	10.50%	228,245	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2022.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2022, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2022		December 31, 2021
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$26,268	8.5%	$27,487	10.2%
Up 200 basis points ramp	9,092	2.9%	16,549	6.1%
Up 100 basis points ramp	4,603	1.5%	10,875	4.0%
Down 100 basis points ramp	(10,074)	(3.2)%	(4,340)	(1.6)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 8.5% as of June 30, 2022, compared to 10.2% as of December 31, 2021. The balance sheet became less asset sensitive as deposit outflows reduced excess cash holdings and short-term borrowings funded loan growth.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2022, the Company’s one-year cumulative gap was a positive $99.5 million, or 1.24% of total interest-earning assets, compared with a positive $445.5 million, or 5.48% of total interest-earning assets, at December 31, 2021.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2022	At December 31, 2021
Up 300 basis points	2.6%	8.2%
Up 200 basis points	1.5%	5.8%
Up 100 basis points	0.2%	3.7%
Down 100 basis points	(4.5)%	(9.4)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2021 to June 30, 2022 due to lower cash balances and higher short-term borrowings balances.

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

Item 1A.    Risk Factors

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021 (the “10-K”). Except as noted below, there have been no material changes since the 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

There is no assurance when or even if the merger with PCSB will be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include:

•approval and adoption of the merger agreement and the merger by PCSB stockholders;
•the receipt of required regulatory approvals;
•the absence of orders prohibiting the completion of the merger;
•the effectiveness of the registration statement of which this proxy statement/prospectus is a part;
•the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements; and
•the receipt by both parties of legal opinions from their respective tax counsels.

There can be no assurance that the parties will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.

The Company may be unable to successfully integrate PCSB’s operations and may not realize the anticipated benefits of acquiring PCSB.

The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:

•integrating personnel with diverse business backgrounds;
•integrating departments, systems, operating procedures and information technologies;
•combining different corporate cultures;
•retaining existing customers and attracting new customers; and
•retaining key employees.

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

The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the business of the Company with PCSB. If the Company is unable to successfully integrate PCSB, the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, the Company may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant change in interest rates or economic conditions or decline in asset valuations may also cause the Company not to realize expected benefits and result in the merger not being as accretive as expected.

The market price of the Company’s common stock after the merger may be affected by factors different from those affecting the shares of the Company.

The businesses of the Company and PCSB differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of the Company and PCSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        The following table presents a summary of the Company's share repurchases during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
April 25 through June 24, 2022	956,341	$14.41	956,341	—
___________________________________________________________________________________________________
(1) On November 10, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41. On June 24, 2022, the Company suspended the program.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 2.1
Agreement and Plan of Merger dated as of May 23, 2022 by and between Brookline Bancorp, Inc. and PCSB Financial Corporation (incorporated by reference to Exhibit 2.1 of Brookline Bancorp, Inc.’s Current Report on Form 8-K filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on May 24, 2022).

Exhibit 10.1
Form of Voting Agreement by and between Brookline Bancorp, Inc. and certain stockholders of PCSB Financial Corporation, dated as of March 23, 2022 (incorporated by reference to Exhibit 99.1 of Brookline Bancorp, Inc.’s Current Report on Form 8-K filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on May 24, 2022).

Exhibit 10.2
Employment Agreement, by and among Brookline Bancorp, Inc., PCSB Bank and Michael P. Goldrick, dated as of May 23, 2022 (incorporated by reference to Exhibit 10.2 of Brookline Bancorp, Inc.’s Form S-4 filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on June 27, 2022).

Exhibit 10.3
Consulting Agreement, by and among PCSB Bank, Brookline Bancorp, Inc. and Joseph D. Roberto, dated as of May 23, 2022 (incorporated by reference to Exhibit 10.3 of Brookline Bancorp, Inc.’s Form S-4 filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on June 27, 2022).

Exhibit 10.4
Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Michael W. McCurdy (incorporated by reference to Exhibit 10.4 of Brookline Bancorp, Inc.’s Form S-4 filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on June 27, 2022).

Exhibit 10.5
Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Carl M. Carlson (incorporated by reference to Exhibit 10.5 of Brookline Bancorp, Inc.’s Form S-4 filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on June 27, 2022).

Exhibit 10.6
Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.6 of Brookline Bancorp, Inc.’s Form S-4 filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on June 27, 2022).

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

BROOKLINE BANCORP, INC.

Date: August 8, 2022	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)