Form 10-Q
period 2022-09-30
BROOKLINE BANCORP INC
filed 2022-11-04
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

At October 31, 2022, the number of shares of common stock, par value $0.01 per share, outstanding was 76,844,232.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2022	At December 31, 2021
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$65,638	$66,265
Short-term investments	46,873	261,472
Total cash and cash equivalents	112,511	327,737
Investment securities available-for-sale, net	675,692	720,866
Loans and leases:
Commercial real estate loans	4,269,512	4,103,040
Commercial loans and leases	1,933,645	1,887,136
Consumer loans	1,218,147	1,164,281
Total loans and leases	7,421,304	7,154,457
Allowance for loan and lease losses	(94,169)	(99,084)
Net loans and leases	7,327,135	7,055,373
Restricted equity securities	44,760	28,981
Premises and equipment, net of accumulated depreciation of $91,216 and $87,176, respectively	69,912	70,359
Right-of-use asset operating leases	18,614	20,508
Deferred tax asset	56,894	38,987
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $40,002 and $39,628, respectively	1,902	2,276
Other real estate owned ("OREO") and repossessed assets, net	591	718
Other assets	227,270	176,390
Total assets	$8,695,708	$8,602,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,848,562	$1,888,462
Interest-bearing deposits	4,887,043	5,161,444
Total deposits	6,735,605	7,049,906
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	557,895	147,907
Subordinated debentures and notes	84,008	83,897
Other borrowed funds	116,865	125,517
Total borrowed funds	758,768	357,321
Operating lease liabilities	18,614	20,508
Mortgagors' escrow accounts	5,785	6,296
Reserve for unfunded credits	19,555	14,794
Accrued expenses and other liabilities	193,763	158,455
Total liabilities	7,732,090	7,607,280

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	735,119	736,826
Retained earnings, partially restricted	392,779	342,639
Accumulated other comprehensive income (loss)	(70,227)	(110)
Treasury stock, at cost; 7,730,945 shares and 7,037,464 shares, respectively	(94,866)	(84,718)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 4,833 shares and 24,660 shares, respectively	(39)	(147)
Total stockholders' equity	963,618	995,342
Total liabilities and stockholders' equity	$8,695,708	$8,602,622
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$84,375	$74,332	$230,383	$224,367
Debt securities	3,337	2,967	9,582	9,206
Marketable and restricted equity securities	467	313	1,132	847
Short-term investments	464	83	686	164
Total interest and dividend income	88,643	77,695	241,783	234,584
Interest expense:
Deposits	7,354	4,571	15,407	16,658
Borrowed funds	3,263	2,427	6,635	7,014
Total interest expense	10,617	6,998	22,042	23,672
Net interest income	78,026	70,697	219,741	210,912
Provision (credit) for credit losses	2,835	(3,110)	2,902	(8,588)
Net interest income after provision for credit losses	75,191	73,807	216,839	219,500
Non-interest income:
Deposit fees	2,759	2,629	8,003	7,925
Loan fees	349	487	1,762	1,647
Loan level derivative income, net	1,275	218	3,576	699
Loss on investment securities, net	—	—	—	(6)
Gain on sales of loans and leases held-for-sale	889	557	1,524	1,804
Other	1,562	1,695	4,426	4,221
Total non-interest income	6,834	5,586	19,291	16,290
Non-interest expense:
Compensation and employee benefits	28,306	27,206	83,962	78,188
Occupancy	3,906	3,567	11,997	11,403
Equipment and data processing	5,066	4,556	15,075	13,746
Professional services	1,069	1,072	3,514	3,543
FDIC insurance	709	662	2,176	2,363
Advertising and marketing	1,337	1,077	3,928	3,287
Amortization of identified intangible assets	120	208	374	668
Merger and acquisition expense	1,073	—	1,608	—
Other	3,373	2,574	9,683	6,501
Total non-interest expense	44,959	40,922	132,317	119,699
Income before provision for income taxes	37,066	38,471	103,813	116,091
Provision for income taxes	6,917	9,632	23,764	29,196
Net income	$30,149	$28,839	$80,049	$86,895
Earnings per common share:
Basic	$0.39	$0.37	$1.04	$1.11
Diluted	0.39	0.37	1.04	1.11
Weighted average common shares outstanding during the year:
Basic	76,779,038	78,000,261	77,159,356	78,097,600
Diluted	77,007,971	78,240,633	77,448,290	78,371,190
Dividends paid per common share	$0.130	$0.120	$0.385	$0.355

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Net income	$30,149	$28,839	$80,049	$86,895

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(29,548)	(4,450)	(87,182)	(17,797)
Income tax (expense) benefit	6,513	981	19,216	3,923
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(23,035)	(3,469)	(67,966)	(13,874)

Cash flow hedges:
Change in fair value of cash flow hedges	(2,083)	(3)	(1,989)	6
Reclassification adjustment for (income) expense recognized in earnings	(132)	(2)	(162)	(7)
Net change in fair value of cash flow hedges, net of taxes	(2,215)	(5)	(2,151)	(1)

Other comprehensive income (loss), net of taxes	(25,250)	(3,474)	(70,117)	(13,875)

Comprehensive income	$4,899	$25,365	$9,932	$73,020

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2022	$852	$738,544	$372,677	$(44,977)	$(98,525)	$(75)	$968,496
Net income	—	—	30,149	—	—	—	30,149
Other comprehensive income (loss)	—	—	—	(25,250)	—	—	(25,250)
Common stock dividends of $0.130 per share	—	—	(9,968)	—	—	—	(9,968)
Restricted stock awards issued, net of awards surrendered	—	(4,340)	—	—	3,659	—	(681)
Compensation under recognition and retention plans	—	863	(79)	—	—	—	784
Common stock held by ESOP committed to be released (6,609 shares)	—	52	—	—	—	36	88
Balance at September 30, 2022	$852	$735,119	$392,779	$(70,227)	$(94,866)	$(39)	$963,618

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2021	$852	$738,557	$304,466	$6,089	$(77,493)	$(219)	$972,252
Net income	—	—	28,839	—	—	—	28,839
Other comprehensive income (loss)	—	—	—	(3,474)	—	—	(3,474)
Common stock dividends of $0.120 per share	—	—	(9,383)	—	—	—	(9,383)
Restricted stock awards issued, net of awards surrendered	—	(3,376)	—	—	2,788	—	(588)
Compensation under recognition and retention plan	—	750	(60)	—	—	—	690
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)
Common stock held by ESOP committed to be released (6,612 shares)	—	59	—	—	—	36	95
Balance at September 30, 2021	$852	$735,990	$323,862	$2,615	$(84,684)	$(183)	$978,452
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net income	—	—	80,049	—	—	—	80,049
Other comprehensive income (loss)	—	—	—	(70,117)	—	—	(70,117)
Common stock dividends of $0.385 per share	—	—	(29,703)	—	—	—	(29,703)
Restricted stock awards issued, net of awards surrendered	—	(4,317)	—	—	3,632	—	(685)
Compensation under recognition and retention plans	—	2,424	(206)	—	—	—	2,218
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (19,827 shares)	—	186	—	—	—	108	294
Balance at September 30, 2022	$852	$735,119	$392,779	$(70,227)	$(94,866)	$(39)	$963,618

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net Income	—	—	86,895	—	—	—	86,895
Other comprehensive income (loss)	—	—	—	(13,875)	—	—	(13,875)
Common stock dividends of $0.355 per share	—	—	(27,758)	—	—	—	(27,758)
Restricted stock awards issued, net of awards surrendered	—	(3,226)	—	—	2,638	—	(588)
Compensation under recognition and retention plans	—	1,871	(167)	—	—	—	1,704
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)
Common stock held by ESOP committed to be released (19,836 shares)	—	167	—	—	—	108	275
Balance at September 30, 2021	$852	$735,990	$323,862	$2,615	$(84,684)	$(183)	$978,452

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
Cash flows from operating activities:
Net income	$80,049	$86,895
Adjustments to reconcile net income to net cash provided from operating activities:
Provision (credit) for credit losses	2,902	(8,588)
Deferred income tax expense	1,309	4,409
Depreciation of premises and equipment	4,434	4,292
Amortization of investment securities premiums and discounts, net	1,612	2,337
Amortization of deferred loan and lease origination costs, net	3,926	4,499
Amortization of identified intangible assets	374	668
Amortization of debt issuance costs	76	75
Amortization (accretion) of acquisition fair value adjustments, net	26	(64)
Loss on investment securities, net	—	6
Gain on sales of loans and leases held-for-sale	(1,524)	(1,804)
Gain on sales of OREO and other repossessed assets, net	—	(2,108)
Write-down of OREO and other repossessed assets	180	174
Compensation under recognition and retention plans	2,218	1,704
ESOP shares committed to be released	294	275
Net change in:
Cash surrender value of bank-owned life insurance	(766)	(436)
Equity securities held-for-trading	—	520
Other assets	(52,104)	62,403
Accrued expenses and other liabilities	35,349	(73,963)
Net cash provided from operating activities	78,355	81,294

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	79,501	146,821
Purchases of investment securities available-for-sale	(123,121)	(153,153)
Proceeds from redemption/sales of restricted equity securities	15,368	24,586
Purchase of restricted equity securities	(31,147)	(2,898)
Proceeds from sales of loans and leases held-for-investment, net	157,330	172,807
Net (increase) decrease in loans and leases	(430,904)	157,596
Purchase of premises and equipment, net	(4,285)	(3,720)
Proceeds from sales of OREO and other repossessed assets	1,360	9,176
Net cash (used for) provided from investing activities	(335,898)	351,215

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(139,602)	404,059
Decrease in certificates of deposit	(174,699)	(441,701)
Proceeds from FHLBB advances	2,898,609	188,340
Repayment of FHLBB advances	(2,488,621)	(723,212)
Decrease in other borrowed funds, net	(8,652)	(17,949)
(Decrease) increase in mortgagors' escrow accounts, net	(511)	554
Repurchases of common stock	(13,780)	(9,979)
Payment of dividends on common stock	(29,703)	(27,758)
Payment of income taxes for shares withheld in share based activity	(724)	(636)
Net cash provided from (used for) financing activities	42,317	(628,282)
Net decrease in cash and cash equivalents	(215,226)	(195,773)
Cash and cash equivalents at beginning of period	327,737	434,917
Cash and cash equivalents at end of period	$112,511	$239,144

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$22,274	$25,926
Income taxes	19,754	22,170
Non-cash investing activities:
Transfer from loans to other repossessed assets	$1,413	$1,328

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation ("Macrolease") was merged into Eastern Funding LLC in the second quarter of 2022. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated its withdrawal from the DIF and the concurrent charter conversion. Brookline Bank’s deposit accounts are and will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage as of July 31, 2019 will continue to be insured by the DIF until they reach maturity. Clarendon Private is also subject to regulation by the SEC.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13 using the modified retrospective method. There was a de minimis allowance for credit loss ("ACL") on available-for-sale debt securities recognized as of September 30, 2022.
The following tables set forth investment securities available-for-sale at the dates indicated:

	At September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,091	$—	$24,970	$160,121
GSE CMOs	21,194	—	1,754	19,440
GSE MBSs	165,779	2	21,292	144,489
Corporate debt obligations	14,099	—	337	13,762
U.S. Treasury bonds	376,446	—	39,047	337,399
Foreign government obligations	500	—	19	481
Total investment securities available-for-sale	$763,109	$2	$87,419	$675,692

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$219,723	$2,017	$4,235	$217,505
GSE CMOs	27,892	274	27	28,139
GSE MBSs	196,930	3,749	907	199,772
Corporate debt obligations	22,178	505	—	22,683
U.S. Treasury bonds	253,878	1,136	2,746	252,268
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$721,101	$7,681	$7,916	$720,866
As of September 30, 2022, the fair value of all investment securities available-for-sale was $675.7 million, with net unrealized losses of $87.4 million, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of September 30, 2022, $673.5 million, or 99.7% of the portfolio, had gross unrealized losses of $87.4 million, compared to $353.8 million, or 49.1% of the portfolio, with gross unrealized losses of $7.9 million as of December 31, 2021.
Investment Securities as Collateral
As of September 30, 2022 and December 31, 2021, respectively, $487.8 million and $491.8 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston ("FHLBB") borrowings. The Banks had no outstanding FRB borrowings as of September 30, 2022 and December 31, 2021.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.8 million as of September 30, 2022 and December 31, 2021.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2022 and 2021.
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2022 and December 31, 2021 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$62,641	$1,360	$95,480	$23,610	$158,121	$24,970
GSE CMOs	19,058	1,717	382	37	19,440	1,754
GSE MBSs	111,519	13,018	32,814	8,274	144,333	21,292
Corporate debt obligations	13,762	337	—	—	13,762	337
U.S. Treasury bonds	222,229	15,755	115,170	23,292	337,399	39,047
Foreign government obligations	481	19	—	—	481	19
Total temporarily impaired investment securities	$429,690	$32,206	$243,846	$55,213	$673,536	$87,419

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$45,695	$1,487	$70,075	$2,748	$115,770	$4,235
GSE CMOs	2,712	27	—	—	2,712	27
GSE MBSs	57,656	907	—	—	57,656	907
U.S. Treasury bonds	177,162	2,746	—	—	177,162	2,746
Foreign government obligations	499	1	—	—	499	1
Temporarily impaired investment securities available-for-sale	283,724	5,168	70,075	2,748	353,799	7,916
Total temporarily impaired investment securities	$283,724	$5,168	$70,075	$2,748	$353,799	$7,916

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2022. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of September 30, 2022. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of September 30, 2022, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $2.8 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $4.2 million as of December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of September 30, 2022, the Company owned 35 GSE debentures with a total fair value of $160.1 million, and a net unrealized loss of $25.0 million. As of December 31, 2021, the Company held 45 GSE debentures with a total fair value of $217.5 million, with a net unrealized loss of $2.2 million. As of September 30, 2022, 33 of the 35 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 12 of the 45 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2022 and 2021, the Company did not purchase GSE debentures.
As of September 30, 2022, the Company owned 33 GSE CMOs with a total fair value of $19.4 million and a net unrealized loss of $1.8 million. As of December 31, 2021, the Company held 33 GSE CMOs with a total fair value of $28.1 million with a net unrealized gain of $0.2 million. As of September 30, 2022, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 5 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2022 and 2021, the Company did not purchase any GSE CMOs.
As of September 30, 2022, the Company owned 136 GSE MBSs with a total fair value of $144.5 million and a net unrealized loss of $21.3 million. As of December 31, 2021, the Company held 139 GSE MBSs with a total fair value of $199.8 million with a net unrealized gain of $2.8 million. As of September 30, 2022, 132 of the 136 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 16 of the 139 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2022 and 2021, the Company did not purchase any GSE MBSs.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2022, the Company held 4 corporate obligation securities with a total fair value of $13.8 million and a net unrealized loss of $0.3 million. As of December 31, 2021, the Company held 6 corporate obligation securities with a total fair value of $22.7 million and a net unrealized gain of $0.5 million. As of September 30, 2022, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2021, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2022 and 2021, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2022, the Company owned 44 U.S. Treasury bonds with a total fair value of $337.4 million and an unrealized loss of $39.0 million. This compares to 34 U.S. Treasury bonds with a total fair value of $252.3 million and an unrealized loss of $1.6 million as of December 31, 2021. As of September 30, 2022, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 18 of the 34 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2022 the Company purchased $122.6 million U.S. Treasury bonds, compared to the same period in 2021 when the Company purchased $153.2 million U.S. Treasury bonds.
Foreign Government Obligations
As of September 30, 2022 and December 31, 2021, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2022 and December 31, 2021, respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2022, the Company repurchased the foreign government obligations that had matured.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2022			At December 31, 2021
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$79,704	$78,813	2.19%	$53,791	$54,183	2.09%
After 1 year through 5 years	208,381	196,336	1.95%	139,068	141,928	1.95%
After 5 years through 10 years	306,939	256,544	1.31%	322,873	317,324	1.29%
Over 10 years	168,085	143,999	2.10%	205,369	207,431	1.96%
	$763,109	$675,692	1.77%	$721,101	$720,866	1.67%
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
As of September 30, 2022, issuers of debt securities with an estimated fair value of $52.8 million had the right to call or prepay the obligations. Of the $52.8 million, approximately $2.4 million matures in less then 1 year, $6.4 million matures in 1-5 years, $37.0 million matures in 6-10 years, and $7.0 million matures after ten years. As of December 31, 2021, issuers of debt securities with an estimated fair value of approximately $67.0 million had the right to call or prepay the obligations. Of the $67.0 million, approximately $3.1 million matures in less then 1 year, $9.4 million matures in 1-5 years, $44.9 million matures in 6-10 years, and $9.6 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale or equity securities held-for-trading during the nine months ended September 30, 2022. This compares to $0.5 million of equity securities held-for-trading sold during the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(In Thousands)
Proceeds from sales of investment securities available-for-sale and equity securities held-for-trading	$—	$520

Gross gains from securities sales	—	1
Gross losses from securities sales	—	—
Gain on sales of securities, net	$—	$1

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2022		At December 31, 2021
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,032,202	4.33%	$2,842,791	3.41%
Multi-family mortgage	1,053,014	4.15%	1,099,818	3.26%
Construction	184,296	5.24%	160,431	3.60%
Total commercial real estate loans	4,269,512	4.32%	4,103,040	3.38%
Commercial loans and leases:
Commercial (1)	713,189	5.10%	734,388	3.31%
Equipment financing	1,176,248	6.84%	1,105,611	6.86%
Condominium association	44,208	4.58%	47,137	4.34%
Total commercial loans and leases	1,933,645	6.15%	1,887,136	5.42%
Consumer loans:
Residential mortgage	836,574	3.78%	799,737	3.49%
Home equity	330,606	5.86%	324,156	3.27%
Other consumer	50,967	5.32%	40,388	2.90%
Total consumer loans	1,218,147	4.41%	1,164,281	3.41%
Total loans and leases	$7,421,304	4.80%	$7,154,457	3.92%
______________________________________________________________________
(1) Including $878 and $67,711 of PPP loans as of September 30, 2022 and December 31, 2021, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of September 30, 2022 and December 31, 2021.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $21.1 million and $16.7 million at September 30, 2022 and December 31, 2021, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs included in total loans and leases were $12.0 million and $10.9 million as of September 30, 2022 and December 31, 2021, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.9% of which is in the greater New York and New Jersey metropolitan area and 73.1% of which is in other areas in the United States of America as of September 30, 2022.
Loans and Leases Pledged as Collateral
As of September 30, 2022 and December 31, 2021, there were $2.1 billion and $2.7 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2022 and December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188
Charge-offs	—	(584)	(14)	(598)
Recoveries	6	763	8	777
(Credit) provision for loan and lease losses	(2,573)	2,984	391	802
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

	Three Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474
Charge-offs	—	(1,583)	(17)	(1,600)
Recoveries	1	308	36	345
(Credit) provision for loan and lease losses	(1,630)	101	(1,175)	(2,704)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

	Nine Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(4,417)	(20)	(4,474)
Recoveries	18	1,395	52	1,465
(Credit) provision for loan and lease losses	(1,734)	(765)	593	(1,906)
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

	Nine Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(4,907)	(29)	(4,964)
Recoveries	12	1,127	215	1,354
(Credit) provision for loan and lease losses	(7,736)	1,472	(1,990)	(8,254)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $19.6 million and $14.8 million at September 30, 2022 and December 31, 2021, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(2,573)	$(1,630)	$(1,734)	$(7,736)
Commercial	2,984	101	(765)	1,472
Consumer	391	(1,175)	593	(1,990)
Total (credit) provision for loan and lease losses	802	(2,704)	(1,906)	(8,254)
Unfunded commitments	2,043	(406)	4,760	(334)
Investment securities available-for-sale	(10)	—	48	—
Total provision (credit) for credit losses	$2,835	$(3,110)	$2,902	$(8,588)

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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at September 30, 2022 reflect the immediate and longer-term effects of the COVID-19 pandemic as well as the effects from a rising interest rate environment and inflation.

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

As of September 30, 2022, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $93.1 million as of September 30, 2022, compared to $95.8 million as of December 31, 2021. The reduction in the ACL is attributable to continued low level of net charge-offs and a reduction in qualitative adjustments that consider longer-term risks.

The specific allowance for loan and lease losses was $1.1 million as of September 30, 2022, compared to $3.3 million as of December 31, 2021. The specific allowance decreased by $2.3 million during the nine months ended September 30, 2022 primarily due to the charge-off of a specific reserve for a specialty finance relationship.
As of September 30, 2022, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2022.

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$363,706	$648,462	$296,885	$376,868	$227,324	$995,456	$54,683	$11,032	$2,974,416
OAEM	—	2,618	90	14,860	2,853	31,833	—	—	52,254
Substandard	—	656	—	—	—	3,608	—	1,268	5,532
Total	363,706	651,736	296,975	391,728	230,177	1,030,897	54,683	12,300	3,032,202
Multi-Family Mortgage

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Pass	82,302	229,072	120,039	143,295	96,250	329,930	5,118	36,824	1,042,830
Substandard	—	—	—	3,764	—	6,420	—	—	10,184
Total	82,302	229,072	120,039	147,059	96,250	336,350	5,118	36,824	1,053,014
Construction
Pass	41,304	59,938	26,836	(9,675)	49,844	—	7,351	—	175,598
OAEM	491	7,501	—	—	—	—	—	—	7,992
Substandard	—	—	—	—	—	706	—	—	706
Total	41,795	67,439	26,836	(9,675)	49,844	706	7,351	—	184,296
Commercial
Pass	63,697	126,899	51,305	38,098	31,087	67,008	324,243	1,117	703,454
OAEM	—	4,143	1,215	2,017	—	—	1,155	—	8,530
Substandard	—	14	—	—	—	30	323	835	1,202
Doubtful	—	—	—	—	—	2	—	1	3
Total	63,697	131,056	52,520	40,115	31,087	67,040	325,721	1,953	713,189
Equipment Financing
Pass	330,299	301,241	201,044	157,921	89,486	70,240	13,159	1,900	1,165,290
OAEM	—	—	188	155	18	—	—	—	361
Substandard	174	676	1,487	2,872	2,458	2,914	—	—	10,581
Doubtful	—	—	—	—	2	14	—	—	16
Total	330,473	301,917	202,719	160,948	91,964	73,168	13,159	1,900	1,176,248
Condominium Association
Pass	3,906	6,275	8,582	6,175	1,855	13,499	3,824	27	44,143
Substandard	—	—	—	—	—	65	—	—	65
Total	3,906	6,275	8,582	6,175	1,855	13,564	3,824	27	44,208
Other Consumer
Pass	395	446	25	17	1,504	750	47,829	1	50,967
Total	395	446	25	17	1,504	750	47,829	1	50,967
Total
Pass	885,609	1,372,333	704,716	712,699	497,350	1,476,883	456,207	50,901	6,156,698
OAEM	491	14,262	1,493	17,032	2,871	31,833	1,155	—	69,137
Substandard	174	1,346	1,487	6,636	2,458	13,743	323	2,103	28,270
Doubtful	—	—	—	—	2	16	—	1	19
Total	$886,274	$1,387,941	$707,696	$736,367	$502,681	$1,522,475	$457,685	$53,005	$6,254,124
As of September 30, 2022, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$85,227	$180,645	$97,788	$62,277	$39,372	$140,303	$4,685	$350	$610,647
661 - 700	14,722	21,575	18,381	11,841	8,847	30,349	—	—	105,715
600 and below	6,154	3,772	5,324	3,161	2,272	14,830	—	—	35,513
Data not available*	21,832	7,593	716	3,328	—	51,230	—	—	84,699
Total	$127,935	$213,585	$122,209	$80,607	$50,491	$236,712	$4,685	$350	$836,574
Home Equity
Credit Scores
Over 700	$2,747	$1,434	$1,073	$1,347	$1,035	$7,235	$252,222	$2,057	$269,150
661 - 700	278	93	36	261	282	1,387	41,815	382	44,534
600 and below	91	89	50	95	—	398	8,733	599	10,055
Data not available*	3	3	—	—	—	1,044	5,569	248	6,867
Total	$3,119	$1,619	$1,159	$1,703	$1,317	$10,064	$308,339	$3,286	$330,606
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

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2022
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$3,942	$875	$11,016	$15,833	$3,016,369	$3,032,202	$8,085	$3,136	$2,930
Multi-family mortgage	7,039	80	353	7,472	1,045,542	1,053,014	353	—	—
Construction	1,502	—	—	1,502	182,794	184,296	—	—	—
Total commercial real estate loans	12,483	955	11,369	24,807	4,244,705	4,269,512	8,438	3,136	2,930
Commercial loans and leases:
Commercial	2,690	—	952	3,642	709,547	713,189	494	618	—
Equipment financing	4,266	2,464	6,075	12,805	1,163,443	1,176,248	160	10,544	999
Condominium association	76	—	—	76	44,132	44,208	—	64	—
Total commercial loans and leases	7,032	2,464	7,027	16,523	1,917,122	1,933,645	654	11,226	999
Consumer loans:
Residential mortgage	1,145	2,000	2,489	5,634	830,940	836,574	487	2,741	1,091
Home equity	698	142	19	859	329,747	330,606	4	616	—
Other consumer	15	1	2	18	50,949	50,967	—	2	—
Total consumer loans	1,858	2,143	2,510	6,511	1,211,636	1,218,147	491	3,359	1,091
Total loans and leases	$21,373	$5,562	$20,906	$47,841	$7,373,463	$7,421,304	$9,583	$17,721	$5,020
The Company did not recognize any interest income on nonaccrual loans for the three and nine months ended September 30, 2022.

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

	At September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$62	$946	$59	$1,067
Collectively evaluated	67,398	22,322	3,382	93,102
Total	$67,460	$23,268	$3,441	$94,169
Loans and Leases:
Individually evaluated	$17,046	$3,471	$3,875	$24,392
Collectively evaluated	4,252,466	1,930,174	1,214,272	7,396,912
Total	$4,269,512	$1,933,645	$1,218,147	$7,421,304

	At December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$—	$3,236	$38	$3,274
Collectively evaluated	69,213	23,819	2,778	95,810
Total loans and leases	$69,213	$27,055	$2,816	$99,084

Loans and Leases:
Individually evaluated	$16,906	$10,944	$4,853	$32,703
Collectively evaluated	4,086,134	1,876,192	1,159,428	7,121,754
Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Troubled Debt Restructuring Loans and Leases
The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2022	At December 31, 2021
	(In Thousands)
Troubled debt restructurings:
On accrual	$9,728	$12,580
On nonaccrual	4,449	6,709
Total troubled debt restructurings	$14,177	$19,289

Total TDR loans and leases decreased by $5.2 million to $14.2 million at September 30, 2022 from $19.3 million at December 31, 2021, primarily driven by loan payoffs, as well as the payments on TDR loans, partially offset by new TDR loans during the nine months ended September 30, 2022.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Three Months Ended September 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Equipment financing	3	$411	$411	$—	$441	—	$—
Total loans and leases	3	$411	$411	$—	$441	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended September 30, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)

Commercial	1	19	19	—	—	—	—
Equipment financing	6	$827	$816	$—	$147	5	$211
Total loans and leases	7	$846	$835	$—	$147	5	$211
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Nine Months Ended September 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Equipment financing	18	$1,203	$1,099	$—	$760	5	$323
Total loans and leases	18	$1,203	$1,099	$—	$760	5	$323

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Nine Months Ended September 30, 2021
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$497	$494	$—	$—	—	$—
Commercial	1	19	19	—	—	—	—
Equipment financing	43	3,627	3,382	91	2,165	6	257
Residential mortgage	1	864	859	—	—	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	47	$5,319	$5,066	$91	$2,165	6	$257
The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Loans with one modification:
Extended maturity	$—	$—	$—	$2,333
Combination maturity, principal, interest rate	411	835	1,203	2,733
Total loans with modifications	$411	$835	$1,203	$5,066
The TDR loans and leases that were modified for the three months ended September 30, 2022 and 2021 were $0.4 million and $0.8 million, respectively. The decrease in TDR loans and leases that were modified for the three months ended September 30, 2022 were primarily due to loan payoffs.
The net charge-offs for performing and nonperforming TDR loans and leases for the nine months ended September 30, 2022 and 2021 were $0.1 million and $0.7 million respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of September 30, 2022 was $0.3 million. As of September 30, 2021, there were $0.6 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2022	At December 31, 2021
	(In Thousands)
Goodwill	$160,427	$160,427
Other intangible assets:
Core deposits	813	1,187
Trade name	1,089	1,089
Total other intangible assets	1,902	2,276
Total goodwill and other intangible assets	$162,329	$162,703

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.18 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2022	$120
Year ending:
2023	263
2024	151
2025	103
2026	74
2027	87
Thereafter	15
Total	$813
(7) Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2022 and 2021, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2022	$(45,114)	$101	$36	$(44,977)
Other comprehensive income (loss)	(23,035)	(2,083)	—	(25,118)
Reclassification adjustment for (income) expense recognized in earnings	—	(132)	—	(132)
Balance at September 30, 2022	$(68,149)	$(2,114)	$36	$(70,227)

	Three Months Ended September 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2021	$6,177	$11	$(99)	$6,089
Other comprehensive income (loss)	(3,469)	(3)	—	(3,472)
Reclassification adjustment for (income) expense recognized in earnings	—	(2)	—	(2)
Balance at September 30, 2021	$2,708	$6	$(99)	$2,615

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(67,966)	(1,989)	—	(69,955)
Reclassification adjustment for (income) expense recognized in earnings	—	(162)	—	(162)
Balance at September 30, 2022	$(68,149)	$(2,114)	$36	$(70,227)

	Nine Months Ended September 30, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(13,874)	6	—	(13,868)
Reclassification adjustment for (income) expense recognized in earnings	—	(7)	—	(7)
Balance at September 30, 2021	$2,708	$6	$(99)	$2,615
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
The Company believes using interest rate derivatives adds stability to interest income and expense and allows the Company to manage its exposure to interest rate movements. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company enters into interest rate swaps as hedging instruments against the interest rate risk associated with the Company's FHLB borrowings and loan portfolio. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table reflects the Company's derivative positions as of the date indicated below for interest rate derivatives which qualify as cash flow hedges for accounts purposes. As of September 30, 2022, the Company had no interest rate swaps on borrowings.

At September 30, 2022
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$75,000	3.88	2.42%	2.73%	$(2,879)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

As of December 31, 2021, the Company paid its counterparties a fixed weighted average interest rate of 0.11% over a maximum period of 8 months for derivative instruments that are designated as and qualify as cash flow hedging instruments on borrowings.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$71,925	$77,517	$142,783	$72,088	$1,121,000	$1,485,313	$112,754
Pay fixed, receive variable	135	71,925	77,517	142,783	72,088	1,121,000	1,485,313	112,754
Risk participation-out agreements	50	32,459	29,737	30,155	6,267	271,819	370,437	292
Risk participation-in agreements	8	—	18,495	—	—	57,183	75,678	31

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$4,270	$—	$—	$—	$—	$4,270	$19
Sells foreign currency, buys U.S. currency	16	4,282	—	—	—	—	4,282	2

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$8,244	$2,346	$83,461	$137,856	$1,092,702	$1,324,609	$63,798
Pay fixed, receive variable	135	8,244	2,346	83,461	137,856	1,092,702	1,324,609	63,798
Risk participation-out agreements	41	—	6,869	22,673	6,573	252,259	288,374	1,236
Risk participation-in agreements	8	—	18,718	—	—	58,298	77,016	207

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	10	$2,004	$—	$—	$—	$—	$2,004	$9
Sells foreign currency, buys U.S. currency	11	2,006	—	—	—	—	2,006	7

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $14.8 million and $126.9 million in the normal course of business as of September 30, 2022 and December 31, 2021, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$15	$—	$15	$—	$—	$15
Derivatives not designated as hedging instruments:
Loan level derivatives	$114,159	$—	$114,159	$—	$—	$114,159
Risk participation-out agreements	292	—	292	—	—	292
Foreign exchange contracts	145	—	145	—	—	145
Total	$114,611	$—	$114,611	$—	$—	$114,611

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,879	$—	$2,879	$—	$—	$2,879
Derivatives not designated as hedging instruments:
Loan level derivatives	$114,159	$—	$114,159	$9,633	$5,200	$99,326
Risk participation-in agreements	31	—	31	—	—	31
Foreign exchange contracts	128	—	128	—	—	128
Total	$117,197	$—	$117,197	$9,633	$5,200	$102,364

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$43	$—	$43	$—	$—	$43
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$—	$—	$73,462
Risk participation-out agreements	1,236	—	1,236	—	—	1,236
Foreign exchange contracts	9	—	9	—	—	9
Total	$74,750	$—	$74,750	$—	$—	$74,750

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$1	$—	$1	$—	$—	$1
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$118,461	$8,410	$(53,409)
Risk participation-in agreements	207	—	207	—	—	207
Foreign exchange contracts	7	—	7	—	—	7
Total	$73,677	$—	$73,677	$118,461	$8,410	$(53,194)
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

	Fair Value
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(Dollars in Thousands)
Derivatives designated as hedges	$(2,879)	$1
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(2,114)	$6
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$212	$7

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
(9) Stock Based Compensation

As of September 30, 2022, the Company had one active equity plan: the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan ("2021 Plan"). As a result of the Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan are together referred to as the "Plans."

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

During the three and nine months ended September 30, 2022 and September 30, 2021, 310,349 and 228,756 shares were issued, respectively, upon satisfaction of required conditions of the Plans.

Total expense for the Plans was $0.9 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Total expense for the Plans was $2.4 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$30,149	$30,149	$28,839	$28,839

Denominator:
Weighted average shares outstanding	76,779,038	76,779,038	78,000,261	78,000,261
Effect of dilutive securities	—	228,933	—	240,372
Adjusted weighted average shares outstanding	76,779,038	77,007,971	78,000,261	78,240,633

EPS	$0.39	$0.39	$0.37	$0.37

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$80,049	$80,049	$86,895	$86,895

Denominator:
Weighted average shares outstanding	77,159,356	77,159,356	78,097,600	78,097,600
Effect of dilutive securities	—	288,934	—	273,590
Adjusted weighted average shares outstanding	77,159,356	77,448,290	78,097,600	78,371,190

EPS	$1.04	$1.04	$1.11	$1.11
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2022 and September 30, 2021.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$160,121	$—	$160,121
GSE CMOs	—	19,440	—	19,440
GSE MBSs	—	144,489	—	144,489
Corporate debt obligations	—	13,762	—	13,762
U.S. Treasury bonds	—	337,399	—	337,399
Foreign government obligations	—	481	—	481
Total investment securities available-for-sale	$—	$675,692	$—	$675,692
Assets:
Interest rate derivatives	—	15	—	15
Derivatives not designated as hedging instruments:
Loan level derivatives	—	114,159	—	114,159
Risk participation-out agreements	—	292	—	292
Foreign exchange contracts	—	145	—	145
Liabilities:
Interest rate derivatives	$—	$2,879	$—	$2,879
Derivatives not designated as hedging instruments:
Loan level derivatives	—	114,159	—	114,159
Risk participation-in agreements	—	31	—	31
Foreign exchange contracts	—	128	—	128

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$217,505	$—	$217,505
GSE CMOs	—	28,139	—	28,139
GSE MBSs	—	199,772	—	199,772
Corporate debt obligations	—	22,683	—	22,683
U.S. Treasury bonds	—	252,268	—	252,268
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$720,866	$—	$720,866
Interest rate derivatives	—	43	—	43
Loan level derivatives	—	73,462	—	73,462
Risk participation-out agreements	—	1,236	—	1,236
Foreign exchange contracts	—	9	—	9
Liabilities:
Interest rate derivatives	$—	$1	$—	$1
Loan level derivatives	—	73,462	—	73,462
Risk participation-in agreements	—	207	—	207
Foreign exchange contracts	—	7	—	7
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2022 and December 31, 2021, none of the investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$350	$350
Repossessed assets	—	591	—	591
Total assets measured at fair value on a non-recurring basis	$—	$591	$350	$941

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$802	$802
Repossessed assets	—	718	—	718
Total assets measured at fair value on a non-recurring basis	$—	$718	$802	$1,520
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned ("OREO")
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses. As of September 30, 2022 and December 31, 2021, the Company did not record any OREO.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At September 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$350	$802	Appraisal of collateral (1)
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

			Fair Value Measurements at September 30, 2022
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$7,327,135	$7,112,555	$—	$—	$7,112,555
Restricted equity securities	44,760	44,760	—	—	44,760
Financial liabilities:
Certificates of deposits	1,058,704	1,037,869	—	1,037,869	—
Borrowed funds	758,768	749,216	—	749,216	—

			Fair Value Measurements at December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,055,373	6,983,524	—	—	6,983,524
Restricted equity securities	28,981	28,981	—	—	28,981
Financial liabilities:
Certificates of deposit	1,283,237	1,283,012	—	1,283,012	—
Borrowed funds	357,321	350,471	—	350,471	—
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2022	At December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$173,198	$110,798
Commercial	196,197	162,931
Residential mortgage	28,942	28,685
Unadvanced portion of loans and leases	1,050,168	987,482
Unused lines of credit:
Home equity	671,112	611,212
Other consumer	97,295	64,589
Other commercial	467	414
Unused letters of credit:
Financial standby letters of credit	13,604	16,143
Performance standby letters of credit	31,583	17,145
Commercial and similar letters of credit	4,854	5,219
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,485,313	1,324,609
Pay fixed, receive variable	1,485,313	1,324,609
Risk participation-out agreements	370,437	288,374
Risk participation-in agreements	75,678	77,016
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	4,270	2,004
Sells foreign currency, buys U.S. currency	4,282	2,006

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
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company uses the FHLB classic advance rates available as of September 30, 2022 as the discount rate to determine the net present value of the remaining lease payments.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$4,708	$4,628

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,849	$4,733
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2022	At December 31, 2021
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$18,614	$20,508
Operating lease liabilities	18,614	20,508

Weighted Average Remaining Lease Term
Operating leases	6.27	6.36

Weighted Average Discount Rate
Operating leases	3.1%	3.1%

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2022
(In Thousands)

Remainder of 2022	$1,532
Year ending:
2023	5,519
2024	4,099
2025	2,837
2026	2,075
2027	1,294
Thereafter	3,042
Total	$20,398
Less imputed interest	(1,784)
Present value of lease liability	$18,614
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.5 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. Total other expenditures were $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Total rental expense was $1.5 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. Total rental expense was $4.5 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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
(14) Business Combination
On May 23, 2022, the Company and PCSB Financial Corporation ("PCSB"), the holding company of PCSB Bank, entered into an Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, PCSB will merge with and into the Company, with the Company as the surviving corporation (the “merger”). Following the merger, PCSB Bank will operate as a separate bank subsidiary of the Company. Pursuant to the terms of the merger agreement, at the effective time of the merger, each stockholder of PCSB will receive, for each share of PCSB common stock, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock will be converted into Company common stock. The consummation of the merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by PCSB’s stockholders. The merger is currently expected to be completed in the fourth quarter of 2022.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the Company and PCSB’s ability to achieve the synergies and value creation contemplated by the proposed acquisition; the Company and PCSB’s ability to successfully integrate operations in the proposed acquisition; the effect of the announcement of the proposed acquisition on the ability of PCSB to maintain relationships with its key partners, customers and employees, and on its operating business generally; ongoing turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; general economic conditions (including inflation) on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; changes in information technology, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, the ongoing COVID-19 pandemic, and future pandemics; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 49 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank and BankRI (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.9% of which is in the greater New York and New Jersey metropolitan area and 73.1% of which is in other areas in the United States of America as of September 30, 2022. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (the "FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage as of July 31, 2019 will continue to be insured by the DIF until they reach maturity.
On March 27, 2020, Congress passed, the Coronavirus Aid, Relief, and Economic Security Act was enacted to address the economic effects of the COVID-19 pandemic.
•Paycheck Protection Program. Through September 30, 2022, the Banks funded a total of 4,700 U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans in the aggregate amount of $872.1 million. As of September 30, 2022, $877.7 thousand in PPP loans remain outstanding, net of deferred fees and costs of $3.7 thousand. In conjunction with the PPP, the FRB created a lending facility for qualified financial institutions. The FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. While the Company established a lending facility under the PPPLF program, it has not been used.
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
On May 23, 2022, the Company and PCSB Financial Corporation (“PCSB”), the holding company of PCSB Bank, entered into an Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, PCSB will merge with and into the Company, with the Company as the surviving corporation (the “merger”). Following the merger, PCSB Bank will operate as a separate bank subsidiary of the Company. Pursuant to the terms of the merger agreement, at the effective time of the merger, each stockholder of PCSB will receive, for each share of PCSB common stock, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock will be converted into Company common stock.The consummation of the merger is subject to customary closing conditions, including the receipt of regulatory approvals. The merger is currently expected to be completed in the fourth quarter of 2022.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.39	$0.33	$0.32	$0.37	$0.37
Earnings per share - Diluted	0.39	0.33	0.32	0.37	0.37
Book value per share (end of period)	12.54	12.63	12.65	12.82	12.61
Tangible book value per share (end of period) (1)	10.43	10.51	10.56	10.73	10.51
Dividends paid per common share	0.130	0.130	0.125	0.125	0.120
Stock price (end of period)	11.65	13.31	15.82	16.19	15.26

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.80%	3.56%	3.49%	3.52%	3.53%
Return on average assets	1.40%	1.18%	1.16%	1.35%	1.38%
Return on average tangible assets (1)	1.43%	1.21%	1.18%	1.38%	1.41%
Return on average stockholders' equity	12.29%	10.32%	9.91%	11.56%	11.79%
Return on average tangible stockholders' equity (1)	14.72%	12.39%	11.84%	13.84%	14.15%
Dividend payout ratio (1)	33.07%	39.81%	39.28%	34.00%	32.54%
Efficiency ratio (3)	52.98%	56.95%	56.37%	52.23%	53.64%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	(0.01)%	0.07%	0.11%	0.12%	0.07%
Nonperforming loans and leases as a percentage of total loans and leases	0.24%	0.28%	0.35%	0.45%	0.52%
Nonperforming assets as a percentage of total assets	0.21%	0.25%	0.31%	0.39%	0.44%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.27%	1.28%	1.32%	1.38%	1.48%

CAPITAL RATIOS
Stockholders' equity to total assets	11.08%	11.38%	11.37%	11.57%	11.77%
Tangible equity ratio (1)	9.39%	9.65%	9.67%	9.87%	10.01%

FINANCIAL CONDITION DATA
Total assets	$8,695,708	$8,514,230	$8,633,736	$8,602,622	$8,312,649
Total loans and leases	7,421,304	7,291,912	7,223,130	7,154,457	6,931,694
Allowance for loan and lease losses	94,169	93,188	95,463	99,084	102,515
Investment securities available-for-sale	675,692	717,818	730,562	720,866	732,020
Goodwill and identified intangible assets	162,329	162,449	162,569	162,703	162,911
Total deposits	6,735,605	6,894,457	7,094,378	7,049,906	6,873,010
Total borrowed funds	758,768	478,200	392,897	357,321	267,539
Stockholders' equity	963,618	968,496	981,935	995,342	978,452

					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$78,026	$71,867	$69,848	$71,461	$70,697
Provision (credit) for credit losses	2,835	173	(164)	751	(3,110)
Non-interest income	6,834	6,928	5,529	10,699	5,586
Non-interest expense	44,959	44,871	42,487	42,909	40,922
Net income	30,149	25,195	24,705	28,545	28,839
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets increased $93.1 million, or 1.4% on an annualized basis, to $8.7 billion as of September 30, 2022 from $8.6 billion as of December 31, 2021. The increase was primarily driven by an increase in loans and leases and an increase in other assets, partially offset by a decrease in cash and cash equivalents.
Cash and cash equivalents decreased $215.2 million, or 87.6% on an annualized basis, to $112.5 million as of September 30, 2022 from $327.7 million as of December 31, 2021.
Total loans and leases increased $266.8 million, or 5.0% on an annualized basis, to $7.42 billion as of September 30, 2022 from $7.15 billion December 31, 2021. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.2 billion, or 83.6% of total loans and leases as of September 30, 2022, an increase of $213.0 million, or 4.7% on an annualized basis, from $6.0 billion, or 83.7% of total loans and leases, as of December 31, 2021.
PPP loans decreased $66.8 million to $0.9 million as of September 30, 2022 from $67.7 million as of December 31, 2021.
Total deposits decreased $314.3 million, or 5.9% on an annualized basis, to $6.74 billion as of September 30, 2022 from $7.05 billion as of December 31, 2021. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.7 billion, or 84.3% of total deposits as of September 30, 2022, a decrease of $89.8 million, or 2.1% on an annualized basis, from $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Certificate of deposit balances totaled $0.9 billion, or 13.7% of total deposits as of September 30, 2022, a decrease of $192.9 million, or 23.0% on an annualized basis, from $1.1 billion, or 15.9% of total deposits, as of December 31, 2021. Brokered deposits totaled $133.9 million, or 2.0% of total deposits as of September 30, 2022, a decrease of $31.6 million, or 25.5% on an annualized basis, from $165.5 million, or 2.3% of total deposits, as of December 31, 2021.
Total borrowed funds increased $401.4 million, or 149.8% on an annualized basis, to $758.8 million as of September 30, 2022 from $357.3 million as of December 31, 2021.
Asset Quality
Nonperforming assets as of September 30, 2022 totaled $18.3 million, or 0.21% of total assets, compared to $33.2 million, or 0.39% of total assets, as of December 31, 2021. Net recoveries for the three months ended September 30, 2022 were $0.2 million, or (0.01)% of average loans and leases on an annualized basis, compared to net charge offs of $1.3 million, or 0.07% of average loans and leases on an annualized basis, for the three months ended September 30, 2021.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.27% as of September 30, 2022, compared to 1.38% as of December 31, 2021.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 531.40% as of September 30, 2022, compared to 305.26% as of December 31, 2021.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 12.05% as of September 30, 2022, compared to 11.86% as of December 31, 2021. The Company's Tier 1 leverage ratio was 10.37% as of September 30, 2022, compared to 10.15% as of December 31, 2021. As of September 30, 2022, the Company's Tier 1 risk-based capital ratio was 12.18%, compared to 11.99% as of December 31, 2021. The Company's Total risk-based capital ratio was 14.46% as of September 30, 2022, compared to 14.30% as of December 31, 2021.
The Company's ratio of stockholders' equity to total assets was 11.08% and 11.57% as of September 30, 2022 and December 31, 2021, respectively. The Company's tangible equity ratio was 9.39% and 9.87% as of September 30, 2022 and December 31, 2021, respectively.
Net Income
For the three months ended September 30, 2022, the Company reported net income of $30.1 million, or $0.39 per basic and diluted share, an increase of $1.3 million, or 4.5%, from net income of $28.8 million, or $0.37 per basic and diluted share, for the three months ended September 30, 2021. This increase in net income is primarily the result of an increase in net interest income of $7.3 million, a decrease in the provision for income taxes of $2.7 million, and an increase in non-interest income of $1.2 million, partially offset by an increase in the provision for credit losses of $2.8 million and an increase in non-interest expense of $4.0 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2022, the Company reported net income of $80.0 million, or $1.04 per basic and diluted share, a decrease of $6.9 million, or 7.9%, from $86.9 million, or $1.11 per basic and diluted share, for the nine months ended September 30, 2021. This decrease in net income is primarily the result of an increase in non-interest expense of $12.6 million and an increase in the provision for credit losses of $11.5 million, partially offset by an increase in net interest income of $8.8 million, a decrease in the provision for income taxes of $5.4 million, and an increase in non-interest income of $3.0 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.40% for the three months ended September 30, 2022, compared to 1.38% for the three months ended September 30, 2021. The annualized return on average stockholders' equity was 12.29% for the three months ended September 30, 2022, compared to 11.79% for the three months ended September 30, 2021.
The net interest margin was 3.80% for the three months ended September 30, 2022, up from 3.53% for the three months ended September 30, 2021. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets of 44 basis points to 4.35% for the three months ended September 30, 2022 from 3.91% for the three months ended September 30, 2021, partially offset by an increase of 18 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 0.57% for the three months ended September 30, 2022 from 0.39% for the three months ended September 30, 2021.
The net interest margin was 3.62% for the nine months ended September 30, 2022, up from 3.48% for the nine months ended September 30, 2021. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets of 11 basis points to 3.97% for the nine months ended September 30, 2022 from 3.86% for the nine months ended September 30, 2021, and a decrease of 3 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 0.40% for the nine months ended September 30, 2022 from 0.43% for the nine months ended September 30, 2021.
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

Recent Accounting Developments
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDRs”) and also the disclosure of gross writeoff information included in required vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022 for entities that have previously adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)". Management has determined that ASU 2022-02 does apply to the Company. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2021, FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has determined that ASU 2021-01 does apply to the Company and management is determining the impact as of September 30, 2022.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Net income, as reported	$30,149	$28,839	$80,049	$86,895
Less:
Security gains (losses) (after-tax)	—	—	—	(4)
Add:
Merger and acquisition expenses (after-tax) (1)	872	—	1,240	—
Operating earnings	$31,021	$28,839	$81,289	$86,899

Basic earnings per share, as reported	$0.39	$0.37	$1.04	$1.11
Add:
Merger and acquisition expenses (after-tax) (1)	0.01	—	0.01	—
Basic operating earnings per share	$0.40	$0.37	$1.05	$1.11

(1) Merger and acquisition expense related to the pending acquisition of PCSB.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in Thousands)
Operating earnings	$31,021	$25,595	$24,705	$28,569	$28,839

Average total assets	$8,586,420	$8,515,330	$8,531,043	$8,462,231	$8,360,635
Less: Average goodwill and average identified intangible assets, net	162,387	162,507	162,632	162,804	163,011
Average tangible assets	$8,424,033	$8,352,823	$8,368,411	$8,299,427	$8,197,624

Return on average assets (annualized)	1.40%	1.18%	1.16%	1.35%	1.38%
Add:
Merger and acquisition expenses	0.04%	0.02%	—%	—%	—%
Operating return on average assets (annualized)	1.44%	1.20%	1.16%	1.35%	1.38%

Return on average tangible assets (annualized)	1.43%	1.21%	1.18%	1.38%	1.41%
Add:
Merger and acquisition expenses	0.04%	0.02%	—%	—%	—%
Operating return on average tangible assets (annualized)	1.47%	1.23%	1.18%	1.38%	1.41%

Average total stockholders' equity	$981,379	$976,167	$997,293	$987,522	$978,371
Less: Average goodwill and average identified intangible assets, net	162,387	162,507	162,632	162,804	163,011
Average tangible stockholders' equity	$818,992	$813,660	$834,661	$824,718	$815,360

Return on average stockholders' equity (annualized)	12.29%	10.32%	9.91%	11.56%	11.79%
Less:
Security gains	—%	—%	—%	(0.01)%	—%
Add:
Merger and acquisition expenses	0.36%	0.16%	—%	—%	—%
Operating return on average stockholders' equity (annualized)	12.65%	10.48%	9.91%	11.57%	11.79%

Return on average tangible stockholders' equity (annualized)	14.72%	12.39%	11.84%	13.84%	14.15%
Less:
Security gains	—%	—%	—%	(0.01)%	—%
Add:
Merger and acquisition expenses	0.43%	0.20%	—%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	15.15%	12.59%	11.84%	13.85%	14.15%

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in Thousands)
Net income, as reported	$30,149	$25,195	$24,705	$28,545	$28,839

Average total assets	$8,586,420	$8,515,330	$8,531,043	$8,462,231	$8,360,635
Less: Average goodwill and average identified intangible assets, net	162,387	162,507	162,632	162,804	163,011
Average tangible assets	$8,424,033	$8,352,823	$8,368,411	$8,299,427	$8,197,624

Return on average tangible assets (annualized)	1.43%	1.21%	1.18%	1.38%	1.41%

Average total stockholders' equity	$981,379	$976,167	$997,293	$987,522	$978,371
Less: Average goodwill and average identified intangible assets, net	162,387	162,507	162,632	162,804	163,011
Average tangible stockholders' equity	$818,992	$813,660	$834,661	$824,718	$815,360

Return on average tangible stockholders' equity (annualized)	14.72%	12.39%	11.84%	13.84%	14.15%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in Thousands)
Total stockholders' equity	$963,618	$968,496	$981,935	$995,342	$978,452
Less: Goodwill and identified intangible assets, net	162,329	162,449	162,569	162,703	162,911
Tangible stockholders' equity	$801,289	$806,047	$819,366	$832,639	$815,541

Total assets	$8,695,708	$8,514,230	$8,633,736	$8,602,622	$8,312,649
Less: Goodwill and identified intangible assets, net	162,329	162,449	162,569	162,703	162,911
Tangible assets	$8,533,379	$8,351,781	$8,471,167	$8,439,919	$8,149,738

Tangible equity ratio	9.39%	9.65%	9.67%	9.87%	10.01%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in Thousands)
Tangible stockholders' equity	$801,289	$806,047	$819,366	$832,639	$815,541

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,730,945	7,995,888	7,037,464	7,037,464	7,034,754
Unallocated ESOP	4,833	11,442	18,051	24,660	31,278
Unvested restricted stock	601,995	497,297	500,098	500,098	502,808
Common shares outstanding	76,839,399	76,672,545	77,621,559	77,614,950	77,608,332

Tangible book value per share	$10.43	$10.51	$10.56	$10.73	$10.51

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in Thousands)
Dividends paid	$9,969	$10,030	$9,705	$9,705	$9,383

Net income, as reported	$30,149	$25,195	$24,705	$28,545	$28,839

Dividend payout ratio	33.07%	39.81%	39.28%	34.00%	32.54%

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in Thousands)
Allowance for loan and lease losses	$94,169	$93,188	$95,463	$99,084	$102,515

Total loans and leases	$7,421,304	$7,291,912	$7,223,130	$7,154,457	$6,931,694
Less: Total PPP loans	878	1,138	14,013	67,711	160,586
Total loans and leases excluding PPP loans	$7,420,426	$7,290,774	$7,209,117	$7,086,746	$6,771,108

Allowance for loan and lease losses as a percentage of total loans and leases less PPP loans	1.27%	1.28%	1.32%	1.40%	1.51%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At September 30, 2022		At December 31, 2021
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,032,202	40.9%	$2,842,791	39.6%
Multi-family mortgage	1,053,014	14.2%	1,099,818	15.4%
Construction	184,296	2.5%	160,431	2.2%
Total commercial real estate loans	4,269,512	57.6%	4,103,040	57.2%
Commercial loans and leases:
Commercial	712,311	9.6%	666,677	9.4%
Equipment financing	1,176,248	15.8%	1,105,611	15.5%
Condominium association	44,208	0.6%	47,137	0.7%
PPP	878	—%	67,711	0.9%
Total commercial loans and leases	1,933,645	26.0%	1,887,136	26.5%
Consumer loans:
Residential mortgage	836,574	11.2%	799,737	11.2%
Home equity	330,606	4.5%	324,156	4.5%
Other consumer	50,967	0.7%	40,388	0.6%
Total consumer loans	1,218,147	16.4%	1,164,281	16.3%
Total loans and leases	7,421,304	100.0%	7,154,457	100.0%
Allowance for loan and lease losses	(94,169)		(99,084)
Net loans and leases	$7,327,135		$7,055,373

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2022:

	At September 30, 2022	At December 31, 2021	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$4,269,512	$4,103,040	$166,472	5.4%
Commercial	1,933,645	1,887,136	46,509	3.3%
Consumer	1,218,147	1,164,281	53,866	6.2%
Total loans and leases	$7,421,304	$7,154,457	$266,847	5.0%
Less: PPP	878	67,711	(66,833)	(131.6)%
Total core loans and leases	$7,420,426	$7,086,746	$333,680	6.3%
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

The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of September 30, 2022, there was one borrower with loans and commitments over $60.0 million. The total of those loans and commitments was $63.9 million, or 0.69% of total loans and commitments, as of September 30, 2022. As of December 31, 2021, there were six borrowers with loans and commitments over the previous limit of $50.0 million. The total of those loans and commitments was $322.5 million, or 3.0% of total loans and commitments, as of December 31, 2021.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 57.6% of total loans and leases outstanding as of September 30, 2022.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($949.7 million), office buildings ($680.7 million), retail stores ($641.7 million), industrial properties ($640.4 million), mixed-use properties ($395.0 million), lodging services ($152.2 million), and food services ($59.7 million) as of September 30, 2022. At that date, approximately 95.5% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans which represented 26.0% of total loans outstanding as of September 30, 2022.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($704.4 million), transportation services ($352.5 million), food services ($188.0 million), recreation services ($127.8 million), manufacturing ($107.7 million), retail ($107.6 million), and rental and leasing services ($88.8 million) as of September 30, 2022.
The Company provides commercial banking services to companies in its market area. Approximately 40.1% of the commercial loans outstanding as of September 30, 2022 were made to borrowers located in New England. The remaining 59.9% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $0.9 million as of September 30, 2022.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.4% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.4% of total loans outstanding as of September 30, 2022. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2022, other consumer loans equaled $51.0 million, or 0.7% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2022, the Company had $97.4 million of total assets that were designated as criticized. This compares to $95.4 million of assets designated as criticized as of December 31, 2021. The increase of $2.0 million in criticized assets was mostly driven by increases in commercial real estate relationships for the nine months ended September 30, 2022.
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
As of September 30, 2022, the Company had nonperforming assets of $18.3 million, representing 0.21% of total assets, compared to nonperforming assets of $33.2 million, or 0.39% of total assets as of December 31, 2021. The decrease of $14.9 million in nonperforming assets was primarily driven by loan payoffs on commercial real estate and commercial and industrial ("C&I") loans totaling $7.0 million during the nine months ended September 30, 2022.
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

Past Due and Accruing
As of September 30, 2022, the Company had $9.6 million loans and leases greater than 90 days past due and accruing, compared to minimal to no loans as of December 31, 2021. The $9.6 million increase in loans and leases greater than 90 days past due and accruing is primarily due to a single commercial real estate relationship totaling $7.8 million.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$3,136	$10,848
Total commercial real estate loans	3,136	10,848

Commercial	618	2,318
Equipment financing	10,544	15,014
Condominium association	64	84
Total commercial loans and leases	11,226	17,416

Residential mortgage	2,741	3,909
Home equity	616	285
Other consumer	2	1
Total consumer loans	3,359	4,195

Total nonaccrual loans and leases	17,721	32,459

Other repossessed assets	591	718
Total nonperforming assets	$18,312	$33,177

Loans and leases past due greater than 90 days and accruing	$9,583	$1
Total delinquent loans and leases 61-90 days past due	5,562	6,081
Restructured loans and leases not included in nonperforming assets	9,728	12,580

Total nonperforming loans and leases as a percentage of total loans and leases	0.24%	0.45%
Total nonperforming assets as a percentage of total assets	0.21%	0.39%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.07%	0.08%

Troubled Debt Restructuring Loans and Leases
Total TDR loans and leases decreased $5.2 million to $14.2 million at September 30, 2022 from $19.3 million at December 31, 2021. The decrease was primarily driven by loan payoffs on commercial loans totaling $3.7 million during the nine months ended September 30, 2022.
As of September 30, 2022, total TDR loans included $2.2 million of commercial loans, $6.3 million of equipment financing loans and leases, $2.8 million of residential mortgage loans, $1.7 million of home equity loans, and $1.2 million of commercial real estate loans. As of December 31, 2021, total TDR loans included $5.4 million of commercial loans, $7.5 million of equipment financing loans and leases, $2.9 million of residential mortgage loans, $2.0 million of home equity loans, and $1.5 million of commercial real estate loans.

The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At September 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$9,728	$12,580
On nonaccrual	4,449	6,709
Total troubled debt restructurings	$14,177	$19,289

Changes in TDR loans and leases were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Balance at beginning of period	$16,621	$20,797	$19,289	$18,959
Additions	411	846	1,204	5,318
Net recoveries (charge-offs)	12	(223)	96	(713)
Repayments	(2,867)	(1,239)	(6,412)	(3,383)
Balance at end of period	$14,177	$20,181	$14,177	$20,181

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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are accurate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2022, qualitative adjustments were applied to the CRE, C&I, and Retail portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2022 and 2021.

	At and for the Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188
Charge-offs	—	(584)	(14)	(598)
Recoveries	6	763	8	777
Provision (credit) for loan and lease losses	(2,573)	2,984	391	802
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

Total loans and leases	$4,269,512	$1,933,645	$1,218,147	$7,421,304
Total allowance for loan and lease losses as a percentage of total loans and leases	1.58%	1.20%	0.28%	1.27%

	At and for the Three Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2021	$74,009	$28,364	$4,101	$106,474
Charge-offs	—	(1,583)	(17)	(1,600)
Recoveries	1	308	36	345
Provision (credit) for loan and lease losses	(1,630)	101	(1,175)	(2,704)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

Total loans and leases	$3,909,011	$1,869,686	$1,152,997	$6,931,694
Total allowance for loan and lease losses as a percentage of total loans and leases	1.85%	1.45%	0.26%	1.48%

	At and for the Nine Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(4,417)	(20)	(4,474)
Recoveries	18	1,395	52	1,465
Provision (credit) for loan and lease losses	(1,734)	(765)	593	(1,906)
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

Total loans and leases	$4,269,512	$1,933,645	$1,218,147	$7,421,304
Total allowance for loan and lease losses as a percentage of total loans and leases	1.58%	1.20%	0.28%	1.27%

	At and for the Nine Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(4,907)	(29)	(4,964)
Recoveries	12	1,127	215	1,354
Provision (credit) for loan and lease losses	(7,736)	1,472	(1,990)	(8,254)
Balance at September 30, 2021	$72,380	$27,190	$2,945	$102,515

Total loans and leases	$3,909,011	$1,869,686	$1,152,997	$6,931,694
Total allowance for loan and lease losses as a percentage of total loans and leases	1.85%	1.45%	0.26%	1.48%
At September 30, 2022, the allowance for loan and lease losses decreased to $94.2 million, or 1.27% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $99.1 million, or 1.38% of total loans and leases outstanding, as of December 31, 2021. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net recoveries in the loans and leases for the three months ended September 30, 2022 and 2021 were $0.2 million and $1.3 million, respectively. As a percentage of average loans and leases, annualized net recoveries for the three months ended September 30, 2022 and 2021 were 0.01% and 0.07%, respectively. The decrease in the net charge-offs for the three months ended September 30, 2022 was primarily due to a decrease in net charge-offs of $1.2 million in equipment financing loans, as well as a decrease in net charge-offs of $0.3 million in commercial loans.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2022			At December 31, 2021
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$45,268	48.1%	40.9%	$44,843	45.3%	39.6%
Multi-family mortgage	15,104	16.0%	14.2%	17,474	17.6%	15.4%
Construction	7,088	7.5%	2.5%	6,896	7.0%	2.2%
Total commercial real estate loans	67,460	71.6%	57.6%	69,213	69.9%	57.2%
Commercial	17,475	18.6%	9.6%	9,068	9.2%	10.3%
Equipment financing	5,713	6.1%	15.8%	17,907	18.0%	15.5%
Condominium association	80	0.1%	0.6%	80	0.1%	0.7%
Total commercial loans	23,268	24.8%	26.0%	27,055	27.3%	26.5%
Residential mortgage	1,763	1.9%	11.2%	1,297	1.3%	11.2%
Home equity	1,407	1.5%	4.5%	1,335	1.3%	4.5%
Other consumer	271	0.2%	0.7%	184	0.2%	0.6%
Total consumer loans	3,441	3.6%	16.4%	2,816	2.8%	16.3%
Total	$94,169	100.0%	100.0%	$99,084	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of September 30, 2022 is appropriate.

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
Cash, cash equivalents, and investment securities decreased $260.4 million, or 33.1% on an annualized basis, to $0.8 billion as of September 30, 2022, from $1.0 billion as of December 31, 2021. The decrease was driven by a decrease in short-term investments. Cash, cash equivalents, and investment securities were 9.1% of total assets as of September 30, 2022, compared to 12.2% of total assets at December 31, 2021.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2022		At December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,091	$160,121	$219,723	$217,505
GSE CMOs	21,194	19,440	27,892	28,139
GSE MBSs	165,779	144,489	196,930	199,772
Corporate debt obligations	14,099	13,762	22,178	22,683
U.S. Treasury bonds	376,446	337,399	253,878	252,268
Foreign government obligations	$500	$481	500	499
Total investment securities available-for-sale	$763,109	$675,692	$721,101	$720,866

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $79.5 million for the nine months ended September 30, 2022 compared to $146.8 million for the same period in 2021. For the nine months ended September 30, 2022 and 2021, the Company did not sell any investment securities available for sale. For the nine months ended September 30, 2022, the Company purchased $123.1 million of investment securities available-for-sale, compared to $153.2 million for the same period in 2021.

As of September 30, 2022, the fair value of all investment securities available-for-sale was $675.7 million with $87.4 million of net unrealized losses, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of September 30, 2022, $673.5 million, or 99.7%, of the portfolio, had gross unrealized losses of $87.4 million. This compares to $353.8 million, or 49.1%, of the portfolio with gross unrealized losses of $7.9 million as of December 31, 2021. The Company's unrealized loss position has increased in 2022 primarily driven by higher long-term interest rates.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow from the FHLBB. The Company generally maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2022, the Company did not have an excess balance of capital stock, compared to a $0.1 million excess balance as of December 31, 2021.
As of September 30, 2022, the Company owned stock in the FHLBB with a carrying value of $26.3 million, an increase of $15.8 million from $10.5 million as of December 31, 2021. As of September 30, 2022, the FHLBB had total assets of $58.9 billion and total capital of $3.1 billion, of which $1.7 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2022 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of June 30, 2022.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition to the Banks' membership in the Federal Reserve System. As of September 30, 2022 and December 31, 2021, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes Infinex Financial Group and American Financial Exchange. As of September 30, 2022, the Company owned stock in other restricted equity securities with a carrying value of $0.3 million, unchanged from December 31, 2021.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2022			At December 31, 2021
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,848,562	27.4%	—%	$1,888,462	26.8%	—%
Interest-bearing deposits:
NOW accounts	597,870	8.9%	0.16%	604,097	8.6%	0.08%
Savings accounts	824,789	12.3%	0.47%	915,804	13.0%	0.09%
Money market accounts	2,405,680	35.7%	0.98%	2,358,306	33.4%	0.26%
Certificate of deposit accounts	924,771	13.7%	0.91%	1,117,695	15.9%	0.71%
Brokered deposit accounts	133,933	2.0%	0.77%	165,542	2.3%	0.04%
Total interest-bearing deposits	4,887,043	72.6%	0.78%	5,161,444	73.2%	0.30%
Total deposits	$6,735,605	100.0%	0.56%	$7,049,906	100.0%	0.22%

Total deposits decreased $314.3 million to $6.7 billion as of September 30, 2022, compared to $7.0 billion as of December 31, 2021. Deposits as a percentage of total assets decreased to 77.5% as of September 30, 2022, compared to 82.0% as of December 31, 2021.

During the nine months ended September 30, 2022, core deposits decreased $89.8 million. The ratio of core deposits to total deposits increased from 81.8% as of December 31, 2021 to 84.3% as of September 30, 2022, primarily due to an increase in money market accounts and a decrease in all other deposit account types.

Certificate of deposit accounts decreased $0.2 billion to $0.9 billion as of September 30, 2022, compared to $1.1 billion as of December 31, 2021. Certificate of deposit accounts decreased as a percentage of total deposits to 13.7% as of September 30, 2022 from 15.9% as of December 31, 2021.

Brokered deposits decreased $31.6 million to $133.9 million as of September 30, 2022, compared to $165.5 million as of December 31, 2021. Brokered deposits decreased as a percentage of total deposits to 2.0% as of September 30, 2022 from 2.3% as of December 31, 2021. The decrease in brokered deposits was driven by the balance of brokered NOW accounts. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2022			2021
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,908,459	27.6%	—%	$1,827,501	26.6%	—%
NOW accounts	607,210	8.8%	0.38%	502,093	7.3%	0.09%
Savings accounts	881,988	12.8%	0.30%	785,657	11.4%	0.12%
Money market accounts	2,423,920	35.1%	0.66%	2,387,080	34.7%	0.27%
Total core deposits	5,821,577	84.3%	0.36%	5,502,331	80.0%	0.14%
Certificate of deposit accounts	964,112	14.0%	0.74%	1,160,113	16.9%	0.83%
Brokered deposit accounts	117,058	1.7%	0.92%	216,112	3.1%	0.30%
Total deposits	$6,902,747	100.0%	0.43%	$6,878,556	100.0%	0.27%

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,891,698	27.1%	—%	$1,752,640	25.4%	—%
NOW accounts	603,243	8.6%	0.20%	493,378	7.2%	0.11%
Savings accounts	915,185	13.1%	0.16%	757,864	11.0%	0.13%
Money market accounts	2,423,207	34.8%	0.42%	2,240,968	32.5%	0.27%
Total core deposits	5,833,333	83.6%	0.22%	5,244,850	76.1%	0.15%
Certificate of deposit accounts	1,024,303	14.7%	0.70%	1,237,682	17.9%	1.05%
Brokered deposit accounts	121,724	1.7%	0.45%	413,588	6.0%	0.40%
Total deposits	$6,979,360	100.0%	0.29%	$6,896,120	100.0%	0.32%

As of September 30, 2022 and December 31, 2021, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At September 30, 2022		At December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$159,084	0.73%	$182,082	0.58%
Over six months through 12 months	55,105	1.19%	125,888	0.66%
Over 12 months	51,197	1.88%	51,377	1.86%
Total certificate of deposit of $250,000 or more	$265,386	1.05%	$359,347	0.79%

Borrowed Funds
The following table sets forth certain information regarding advances from the FHLBB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$504,848	$279,263	$399,379	$449,302
Maximum amount outstanding at any month-end during the period	758,768	308,120	758,768	686,346
Balance outstanding at end of period	758,768	267,539	758,768	267,539
Weighted average interest rate for the period	2.53%	3.40%	2.19%	2.06%
Weighted average interest rate at end of period	3.17%	2.22%	3.17%	2.22%
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
FHLBB borrowings increased $410.0 million to $557.9 million as of September 30, 2022 from the December 31, 2021 balance of $147.9 million.
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

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2022	December 31, 2021
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 25, 2022	$4,882	$4,868
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 18, 2022	4,824	4,802
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,302	74,227
			Total	$84,008	$83,897
The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of September 30, 2022. This compares to $0.3 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of December 31, 2021.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $48.6 million to $46.9 million as of September 30, 2022 from $95.5 million as of December 31, 2021.
The Company has access to a $30.0 million committed line of credit as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $691.0 million. As of September 30, 2022, the Company had $70.0 million borrowings on outstanding uncommitted lines of credit compared to $30.0 million as of December 31, 2021.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2022 and December 31, 2021:

	At September 30, 2022	At December 31, 2021
	(Dollars in Thousands)
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,485,313	$1,324,608
Pay fixed, receive variable	1,485,313	1,324,608
Risk participation-out agreements	370,437	288,374
Risk participation-in agreements	75,678	77,016
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$4,270	$2,004
Sells foreign currency, buys U.S. currency	4,282	2,006
Fixed weighted average interest rate from the Company to counterparty	2.62%	2.85%
Floating weighted average interest rate from counterparty to the Company	3.45%	0.78%
Weighted average remaining term to maturity (in months)	71	82
Fair value:
Recognized as an asset:
Interest rate derivatives	$15	$43
Loan level derivatives	114,159	73,462
Risk participation-out agreements	292	1,236
Foreign exchange contracts	145	9
Recognized as a liability:
Interest rate derivatives	$2,879	$1
Loan level derivatives	114,159	73,462
Risk participation-in agreements	31	207
Foreign exchange contracts	128	7
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $963.6 million as of September 30, 2022, representing a $31.7 million decrease compared to $995.3 million at December 31, 2021. The decrease for the nine months ended September 30, 2022, primarily reflects the unrealized loss on securities available-for-sale of $68.0 million, dividends paid by the Company of $29.7 million, partially offset by net income attributable to the Company of $80.0 million.
Stockholders' equity represented 11.08% of total assets as of September 30, 2022 and 11.57% of total assets as of December 31, 2021. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.39% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2022 and 9.87% as of December 31, 2021.
On November 10, 2021, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41. On June 24, 2022, the Company suspended the program.
The dividend payout ratio was 33.07% for the three months ended September 30, 2022, compared to 32.54% for the same period in 2021.

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
Net Interest Income
Net interest income increased $7.3 million to $78.0 million for the three months ended September 30, 2022 from $70.7 million for the three months ended September 30, 2021. This increase reflects a $10.0 million increase in interest income on loans and leases, along with a $0.9 million increase in interest income on investment securities and short term investments, offset by a $3.6 million increase in interest expense on deposits and borrowings, which is reflective of the rising interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2022 and September 30, 2021 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2022 and September 30, 2021 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $8.8 million to $219.7 million for the nine months ended September 30, 2022 from $210.9 million for the nine months ended September 30, 2021. This overall increase reflects a $6.0 million increase in interest income on loans and leases, a $1.2 million increase in interest income on investment securities and short term investments, and a $1.6 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2022 and September 30, 2021 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2022 and September 30, 2021 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased by 27 basis points to 3.80% for the three months ended September 30, 2022 from 3.53% for the three months ended September 30, 2021. Excluding PPP loans, net interest margin increased by 45 basis points to 3.80% for the three months ended September 30, 2022 from 3.35% for three months ended September 30, 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.60% for the three months ended September 30, 2022 from 4.26% for the three months ended September 30, 2021.
Net interest margin increased by 14 basis points to 3.62% for the nine months ended September 30, 2022 from 3.48% for the nine months ended September 30, 2021. Excluding PPP loans, net interest margin increased by 27 basis points to 3.60% for the nine months ended September 30, 2022 from 3.33% for nine months ended September 30, 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.24% for the nine months ended September 30, 2022 from 4.20% for the nine months ended September 30, 2021.

The yield on interest-earning assets increased to 4.35% for the three months ended September 30, 2022 from 3.91% for the three months ended September 30, 2021. The increase is primarily due to higher yields on loans and leases and investments, partially offset by lower fee income from PPP loans. During the three months ended September 30, 2022, the Company recorded $1.0 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets, compared to $1.6 million, or 8 basis points, for the three months ended September 30, 2021.
The yield on interest-earning assets increased to 3.97% for the nine months ended September 30, 2022 from 3.86% for the nine months ended September 30, 2021. The increase is primarily due to higher yields on loans and leases and investments, partially offset by lower fee income from PPP loans. During the nine months ended September 30, 2022, the Company recorded $3.5 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets, compared to $4.2 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets in the nine months ended September 30, 2021.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 18 basis points to 0.57% for the three months ended September 30, 2022 from 0.39% for the three months ended September 30, 2021. The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 3 basis points to 0.40% for the nine months ended September 30, 2022 from 0.43% for the nine months ended September 30, 2021. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and started to rise in the first quarter of 2022. In general, the Company's balance sheet position should respond positively in a rising interest rate environment and when the rate curves are steepening, which should result in a positive impact to net interest income, net interest spread, and the net interest margin. A declining interest rate or flattening yield curve environment is expected to have a negative impact on the Company's yields and net interest margin. Due to, among other factors, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2022 and September 30, 2021. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$714,226	$3,337	1.87%	$713,593	$2,967	1.66%
Marketable and restricted equity securities	36,525	467	5.12%	28,877	313	4.33%
Short-term investments	66,257	464	2.80%	220,110	83	0.15%
Total investments	817,008	4,268	2.09%	962,580	3,363	1.40%
Commercial real estate loans (2)	4,239,155	44,729	4.13%	3,851,677	35,124	3.57%
Commercial loans (2)	731,095	8,492	4.55%	901,862	11,715	5.09%
Equipment financing (2)	1,157,829	19,042	6.58%	1,079,059	17,725	6.57%
Residential mortgage loans (2)	826,969	7,560	3.66%	788,874	6,989	3.54%
Other consumer loans (2)	379,999	4,605	4.80%	364,914	2,830	3.07%
Total loans and leases	7,335,047	84,428	4.60%	6,986,386	74,383	4.26%
Total interest-earning assets	8,152,055	88,696	4.35%	7,948,966	77,746	3.91%
Allowance for loan and lease losses	(93,520)			(108,719)
Non-interest-earning assets	527,885			520,388
Total assets	$8,586,420			$8,360,635
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$607,210	579	0.38%	$502,093	116	0.09%
Savings accounts	881,988	664	0.30%	785,657	248	0.12%
Money market accounts	2,423,920	4,038	0.66%	2,387,080	1,616	0.27%
Certificate of deposit accounts	964,112	1,803	0.74%	1,160,113	2,430	0.83%
Brokered deposit accounts	117,058	270	0.92%	216,112	161	0.30%
Total interest-bearing deposits (3)	4,994,288	7,354	0.58%	5,051,055	4,571	0.36%
Advances from the FHLBB	331,840	1,700	2.00%	119,043	1,152	3.79%
Subordinated debentures and notes	83,989	1,295	6.17%	83,840	1,242	5.92%
Other borrowed funds	89,019	268	1.20%	76,380	33	0.17%
Total borrowed funds	504,848	3,263	2.53%	279,263	2,427	3.40%
Total interest-bearing liabilities	5,499,136	10,617	0.77%	5,330,318	6,998	0.52%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,908,459			1,827,501
Other non-interest-bearing liabilities	197,446			224,445
Total liabilities	7,605,041			7,382,264
Total stockholders' equity	981,379			978,371
Total liabilities and stockholders' equity	$8,586,420			$8,360,635
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		78,079	3.58%		70,748	3.39%
Less adjustment of tax-exempt income		53			51
Net interest income		$78,026			$70,697
Net interest margin (5)			3.80%			3.53%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.42% and 0.26% in the three months ended September 30, 2022 and September 30, 2021, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$720,266	$9,582	1.77%	$729,623	$9,206	1.68%
Marketable and restricted equity securities	31,663	1,132	4.77%	36,451	847	3.10%
Short-term investments	119,083	686	0.77%	215,496	164	0.10%
Total investments	871,012	11,400	1.75%	981,570	10,217	1.39%
Commercial real estate loans (2)	4,204,260	119,723	3.76%	3,806,405	103,689	3.59%
Commercial loans (2)	727,333	23,564	4.28%	1,087,924	37,501	4.55%
Equipment financing (2)	1,131,069	54,951	6.48%	1,077,522	53,731	6.65%
Residential mortgage loans (2)	816,992	21,675	3.54%	786,015	21,148	3.59%
Other consumer loans (2)	374,302	10,629	3.79%	369,744	8,458	3.05%
Total loans and leases	7,253,956	230,542	4.24%	7,127,610	224,527	4.20%
Total interest-earning assets	8,124,968	241,942	3.97%	8,109,180	234,744	3.86%
Allowance for loan and lease losses	(95,733)			(111,936)
Non-interest-earning assets	515,234			539,816
Total assets	$8,544,469			$8,537,060
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$603,243	898	0.20%	$493,378	392	0.11%
Savings accounts	915,185	1,073	0.16%	757,864	731	0.13%
Money market accounts	2,423,207	7,681	0.42%	2,240,968	4,599	0.27%
Certificate of deposit accounts	1,024,303	5,345	0.70%	1,237,682	9,686	1.05%
Brokered deposit accounts	121,724	410	0.45%	413,588	1,250	0.40%
Total interest-bearing deposits (3)	5,087,662	15,407	0.40%	5,143,480	16,658	0.43%
Advances from the FHLBB	207,090	2,376	1.51%	284,540	3,185	1.48%
Subordinated debentures and notes	83,952	3,801	6.04%	83,802	3,726	5.93%
Other borrowed funds	108,337	458	0.57%	80,960	103	0.17%
Total borrowed funds	399,379	6,635	2.19%	449,302	7,014	2.06%
Total interest-bearing liabilities	5,487,041	22,042	0.54%	5,592,782	23,672	0.57%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,891,698			1,752,640
Other non-interest-bearing liabilities	180,842			230,834
Total liabilities	7,559,581			7,576,256
Total stockholders' equity	984,888			960,804
Total liabilities and stockholders' equity	$8,544,469			$8,537,060
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		219,900	3.43%		211,072	3.29%
Less adjustment of tax-exempt income		159			160
Net interest income		$219,741			$210,912
Net interest margin (5)			3.62%			3.48%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.30% and 0.32% in the nine months ended September 30, 2022 and September 30, 2021, respectively.
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

	Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$3	$367	$370	$(117)	$493	$376
Marketable and restricted equity securities	91	63	154	(123)	408	285
Short-term investments	(97)	478	381	(103)	625	522
Total investments	(3)	908	905	(343)	1,526	1,183
Loans and leases:
Commercial real estate loans	3,753	5,852	9,605	11,035	4,999	16,034
Commercial loans and leases	(2,066)	(1,157)	(3,223)	(11,821)	(2,116)	(13,937)
Equipment financing	1,290	27	1,317	2,615	(1,395)	1,220
Residential mortgage loans	335	236	571	824	(297)	527
Other consumer loans	121	1,654	1,775	105	2,066	2,171
Total loans	3,433	6,612	10,045	2,758	3,257	6,015
Total change in interest and dividend income	3,430	7,520	10,950	2,415	4,783	7,198
Interest expense:
Deposits:
NOW accounts	28	435	463	108	398	506
Savings accounts	31	385	416	162	180	342
Money market accounts	26	2,396	2,422	394	2,688	3,082
Certificate of deposit accounts	(382)	(245)	(627)	(1,480)	(2,861)	(4,341)
Brokered deposit accounts	(103)	212	109	(976)	136	(840)
Total deposits	(400)	3,183	2,783	(1,792)	541	(1,251)
Borrowed funds:
Advances from the FHLBB	1,283	(735)	548	(872)	63	(809)
Subordinated debentures and notes	2	51	53	7	68	75
Other borrowed funds	6	229	235	45	310	355
Total borrowed funds	1,291	(455)	836	(820)	441	(379)
Total change in interest expense	891	2,728	3,619	(2,612)	982	(1,630)
Change in tax-exempt income	2	—	2	(1)	—	(1)
Change in net interest income	$2,537	$4,792	$7,329	$5,028	$3,801	$8,829

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$44,727	$35,124	$9,603	27.3%	$119,723	$103,690	$16,033	15.5%
Commercial loans	8,441	11,663	(3,222)	(27.6)%	23,405	37,340	(13,935)	(37.3)%
Equipment financing	19,042	17,725	1,317	7.4%	54,951	53,731	1,220	2.3%
Residential mortgage loans	7,560	6,990	570	8.2%	21,675	21,148	527	2.5%
Other consumer loans	4,605	2,830	1,775	62.7%	10,629	8,458	2,171	25.7%
Total interest income—loans and leases	$84,375	$74,332	$10,043	13.5%	$230,383	$224,367	$6,016	2.7%
Total interest from loans and leases was $84.4 million for the three months ended September 30, 2022, and represented a yield on total loans of 4.60%. This compares to $74.3 million of interest on loans and a yield of 4.26% for the three months ended September 30, 2021. The $10.0 million increase in interest income from loans and leases was primarily due to an increase of $6.6 million in changes to interest rates, and an increase of $3.4 million in origination volume.
Interest income from loans and leases was $230.4 million for the nine months ended September 30, 2022, and represented a yield on total loans of 4.24%. This compares to $224.4 million of interest on loans and a yield of 4.20% for the nine months ended September 30, 2021. The $6.1 million increase in interest income from loans and leases was primarily due to an increase of $2.8 million in origination volume and an increase of $3.3 million due to changes in interest rates.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$3,337	$2,967	$370	12.5%	$9,582	$9,206	$376	4.1%
Marketable and restricted equity securities	467	313	154	49.2%	1,132	847	285	33.6%
Short-term investments	464	83	381	459.0%	686	164	522	318.3%
Total interest income—investments	$4,268	$3,363	$905	26.9%	$11,400	$10,217	$1,183	11.6%
Total interest income from investments was $4.3 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, the yield on total investments was 2.1% and 1.4%. respectively. The year-over-year increase in interest income on investments of $0.9 million, or 26.9%, was primarily driven by a $0.9 million increase due to rates and a de minimis impact due to volume.
Total investment income was $11.4 million and $10.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. For the nine months ended September 30, 2022 and 2021, the yield on total investments was 1.8% and 1.4%, respectively. The year-over-year increase in interest income on investments of $1.2 million, or 11.6%, was primarily driven by a $1.5 million increase due to rates and a $0.3 million decrease due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$579	$116	$463	399.1%	$898	$392	$506	129.1%
Savings accounts	664	248	416	167.7%	1,073	731	342	46.8%
Money market accounts	4,038	1,616	2,422	149.9%	7,681	4,599	3,082	67.0%
Certificate of deposit accounts	1,803	2,430	(627)	(25.8)%	5,345	9,686	(4,341)	(44.8)%
Brokered deposit accounts	270	161	109	67.7%	410	1,250	(840)	(67.2)%
Total interest expense - deposits	7,354	4,571	2,783	60.9%	15,407	16,658	(1,251)	(7.5)%
Borrowed funds:
Advances from the FHLBB	1,700	1,152	548	47.6%	2,376	3,185	(809)	(25.4)%
Subordinated debentures and notes	1,295	1,242	53	4.3%	3,801	3,726	75	2.0%
Other borrowed funds	268	33	235	712.1%	458	103	355	344.7%
Total interest expense - borrowed funds	3,263	2,427	836	34.4%	6,635	7,014	(379)	(5.4)%
Total interest expense	$10,617	$6,998	$3,619	51.7%	$22,042	$23,672	$(1,630)	(6.9)%
Deposits
For the three months ended September 30, 2022, interest expense on deposits increased $2.8 million, or 60.9%, compared to the same period in 2021. The increase in interest expense on deposits was driven by an increase of $3.2 million due to higher interest rates, partially offset by a decrease of $0.4 million primarily driven by the decline in certificate of deposit and brokered deposit balances.
Interest expense on deposits decreased $1.3 million, or 7.5%, to $15.4 million for the nine months ended September 30, 2022 from $16.7 million for the nine months ended September 30, 2021. The decrease in interest expense on deposits was due to a $1.8 million decrease primarily driven by the decline in certificate of deposit and brokered deposit balances, partially offset by a $0.5 million increase due to interest rates.
Borrowed Funds
During the three months ended September 30, 2022, interest paid on borrowed funds increased $0.8 million, or 34.4% year over year. The cost of borrowed funds decreased to 2.53% for the three months ended September 30, 2022 from 3.40% for the three months ended September 30, 2021. The increase in interest expense was driven by an increase of $1.3 million due to volume partially offset by a decrease of $0.5 million due to borrowing rates. For the three months ended September 30, 2022, the purchase accounting accretion on acquired borrowed funds was $12 thousand compared to $13 thousand for the three months ended September 30, 2021. Purchase accounting accretion had no impact on the Company's net interest margin.
During the nine months ended September 30, 2022, interest paid on borrowed funds decreased $0.4 million, or 5.4% year over year. The cost of borrowed funds increased to 2.19% for the nine months ended September 30, 2022 from 2.06% for the nine months ended September 30, 2021. The decrease in interest expense was driven by a decrease of $0.8 million due to volume partially offset by an increase of $0.4 million due to borrowing rates. For the nine months ended September 30, 2022, purchase accounting accretion was $35 thousand on acquired borrowed funds compared to accretion of $38 thousand for the nine months ended September 30, 2021. Purchase accounting accretion did not have an impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
	2022	2021			2022		2021
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(2,573)	$(1,630)	$(943)	57.9%	$(1,734)		$(7,736)	$6,002	77.6%
Commercial	2,984	101	2,883	2,854.5%	(765)		1,472	(2,237)	(152.0)%
Consumer	391	(1,175)	1,566	(133.3)%	593		(1,990)	2,583	(129.8)%
Total provision (credit) for loan and lease losses	802	(2,704)	3,506	(129.7)%	(1,906)		(8,254)	6,348	(76.9)%
Unfunded credit commitments	2,043	(406)	2,449	603.2%	4,760		(334)	5,094	1,525.1%
Investment securities available-for-sale	(10)	—	(10)	(100.0)%	48		—	48	100.0%
Total provision (credit) for credit losses	$2,835	$(3,110)	$5,945	(191.2)%	$2,902	$—	$(8,588)	$11,490	(133.8)%

For the three months ended September 30, 2022, the Allowance for Credit Losses ("ACL") increased $5.9 million resulting in a provision for credit losses of $2.8 million. The increase in the ACL for the three months ended September 30, 2022 is attributable to the continued low level of net charge-offs, offset by portfolio growth.

For the nine months ended September 30, 2022, the ACL increased $11.5 million resulting in a provision for credit losses of $2.9 million. The increase in the ACL for the nine months ended September 30, 2022 is attributable to the continued low level of net charge-offs, offset by portfolio growth.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Deposit fees	$2,759	$2,629	$130	4.9%	$8,003	$7,925	$78	1.0%
Loan fees	349	487	(138)	(28.3)%	1,762	1,647	115	7.0%
Loan level derivative income, net	1,275	218	1,057	484.9%	3,576	699	2,877	411.6%
Gain (loss) on investment securities, net	—	—	—	N/A	—	(6)	6	(100.0)%
Gain on sales of loans and leases held-for-sale	889	557	332	59.6%	1,524	1,804	(280)	(15.5)%
Other	1,562	1,695	(133)	(7.8)%	4,426	4,221	205	4.9%
Total non-interest income	$6,834	$5,586	$1,248	22.3%	$19,291	$16,290	$3,001	18.4%
For the three months ended September 30, 2022, non-interest income increased $1.2 million, or 22.3%, to $6.8 million compared to $5.6 million for the same period of 2021. The increase was primarily driven by increases of $1.1 million in loan level derivative income, net and $0.3 million in gain on sales of loans and leases held-for-sale, partially offset by decreases of $0.1 million in loan fees and $0.1 million in other non-interest income.
For the nine months ended September 30, 2022, non-interest income increased $3.0 million, or 18.4%, to $19.3 million compared to $16.3 million for the same period in 2021. The increase was primarily driven by increases of $2.9 million in loan level derivative income, net, $0.2 million in other non-interest income, and $0.1 million in loan fees, partially offset by a decrease of $0.3 million in gain on sales of loans and leases held-for-sale.
Loan level derivative income increased $1.1 million, or 484.9%, to $1.3 million for the three months ended September 30, 2022 from $0.2 million for the same period in 2021, primarily driven by higher volume in loan level derivative transactions completed for the three months ended September 30, 2022, and increased $2.9 million, or 411.6%, to $3.6 million for the nine months ended September 30, 2022 from $0.7 million for the same period in 2021, primarily driven by higher volume in loan level derivative transactions completed for the nine months ended September 30, 2022.
Gain on sales of loans and leases held-for-sale increased $0.3 million, or 59.6%, to $0.9 million for the three months ended September 30, 2022 from $0.6 million for the same period in 2021, primarily driven by higher gain on sale to participants, and decreased $0.3 million, or 15.5% to $1.5 million for the nine months ended September 30, 2022 from $1.8 million for the same period in 2021, primarily driven by lower gain on sale to participants, partially offset by higher loan sale volume with servicing retained.
Other income decreased $0.1 million, or 7.8%, to $1.6 million for the three months ended September 30, 2022 from $1.7 million for the same period in 2021, primarily driven by lower BOLI income, higher loss on sale of fixed assets, and higher loss on interest rate derivatives due to volatility in rates, partially offset by higher foreign exchange outgoing wire income, wealth management fees, commissions-investment sales, commissions-insurance agency, 1031 exchange income, rental income, and management fee-Longwood SC. Other income increased $0.2 million, or 4.9%, to $4.4 million for the nine months ended September 30, 2022 from $4.2 million for the same period in 2021, primarily driven by higher wealth management fees, foreign exchange outgoing wire income, 1031 exchange income, rental income, and advisory fees-investment sales, partially offset by lower BOLI income, higher loss on interest rate derivatives due to volatility in rates, higher loss on sale of fixed assets, and lower commissions-investment sales.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Compensation and employee benefits	$28,306	$27,206	$1,100	4.0%	$83,962	$78,188	$5,774	7.4%
Occupancy	3,906	3,567	339	9.5%	11,997	11,403	594	5.2%
Equipment and data processing	5,066	4,556	510	11.2%	15,075	13,746	1,329	9.7%
Professional services	1,069	1,072	(3)	(0.3)%	3,514	3,543	(29)	(0.8)%
FDIC insurance	709	662	47	7.1%	2,176	2,363	(187)	(7.9)%
Advertising and marketing	1,337	1,077	260	24.1%	3,928	3,287	641	19.5%
Amortization of identified intangible assets	120	208	(88)	(42.3)%	374	668	(294)	(44.0)%
Merger and acquisition expense	1,073	—	1,073	100.0%	1,608	—	1,608	100.0%
Other	3,373	2,574	799	31.0%	9,683	6,501	3,182	48.9%
Total non-interest expense	$44,959	$40,922	$4,037	9.9%	$132,317	$119,699	$12,618	10.5%
For the three months ended September 30, 2022, non-interest expense increased $4.0 million, or 9.9%, compared to the same period in 2021. The increase was primarily driven by increases of $1.1 million in compensation and employee benefits expense, $1.1 million in merger and acquisition expense, and $0.8 million in other non-interest expense.
For the nine months ended September 30, 2022, non-interest expense increased $12.6 million, or 10.5%, to $132.3 million compared to the same period in 2021. This increase is primarily driven by increases of $5.8 million in compensation and employee benefits expense, $3.2 million in other non-interest expense, $1.6 million in merger and acquisition expense, and $1.3 million in equipment and data processing expense.

Compensation and employee benefits expense increased $1.1 million, or 4.0%, to $28.3 million for the three months ended September 30, 2022 from $27.2 million for the same period in 2021, and increased $5.8 million, or 7.4%, to $84.0 million for the nine months ended September 30, 2022 from $78.2 million for the same period in 2021, primarily driven by increases in employee headcount, salaries, share-based compensations, salaries-commissions, and retail bonus, partially offset by decreases in employee benefits-retirement plan.
Equipment and data processing expense increased $0.5 million, or 11.2%, to $5.1 million for the three months ended September 30, 2022 from $4.6 million for the same period in 2021, and increased $1.3 million, or 9.7%, to $15.1 million for the nine months ended September 30, 2022 from $13.7 million for the same period in 2021, primarily driven by higher software licenses and subscriptions expense, computer equipment depreciation expense, ATM maintenance expense, and loan processing expense, partially offset by lower commercial loan processing expense.
Merger and acquisition expense increased $1.1 million, or 100.0%, to $1.1 million, for the three months ended September 30, 2022 and increased $1.6 million, or 100.0%, to $1.6 million for the nine months ended September 30, 2022. For the same period in 2021, the Company did not incur any merger-related expenses. The increase in 2022 was primarily driven by merger-related expenses for PCSB.
Other non-interest expense increased $0.8 million, or 31.0%, to $3.4 million for the three months ended September 30, 2022 from $2.6 million for the same period in 2021, and increased $3.2 million, or 48.9%, to $9.7 million for the nine months ended September 30, 2022 from $6.5 million for the same period in 2021, primarily driven by higher gain on sale of OREO in 2021, higher travel & accommodations, entertainment, dues & memberships, meals-employee, and charitable contributions, partially offset by lower loan workout expense and lease commissions paid to others.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021			2022	2021
	(Dollars in Thousands)
Income before provision for income taxes	$37,066	$38,471	$(1,405)	(3.7)%	$103,813	$116,091	$(12,278)	(10.6)%
Provision (benefit) for income taxes	6,917	9,632	(2,715)	(28.2)%	23,764	29,196	(5,432)	(18.6)%
Net income	$30,149	$28,839	$1,310	4.5%	$80,049	$86,895	$(6,846)	(7.9)%
Effective tax rate	18.7%	25.0%	N/A	(25.2)%	22.9%	25.1%	N/A	(8.8)%
The Company recorded an income tax expense of $6.9 million for the three months ended September 30, 2022, compared to an income tax expense of $9.6 million for the three months ended September 30, 2021, representing effective tax rates of 18.7% and 25.0%, respectively.
The Company recorded an income tax expense of $23.8 million for the nine months ended September 30, 2022, compared to an income tax expense of $29.2 million for the nine months ended September 30, 2021, representing effective tax rates of 22.9% and 25.1%, respectively. The decrease in the effective tax rate for both the three and nine months ended is reflective of the Company's participation in an energy tax credit deal during the third quarter.
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

Management continued holding higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $112.5 million, or 1.3% of the balance sheet, compared to $327.7 million, or 3.8% of the balance sheet, as of December 31, 2021. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 15% of total assets. As of September 30, 2022, cash, cash equivalents and investment securities available-for-sale totaled $0.8 billion, or 9.1% of total assets. This compares to $1.0 billion, or 12.2% of total assets, as of December 31, 2021.
Deposits, which are considered the most stable source of liquidity, totaled $6.7 billion as of September 30, 2022 and represented 89.9% of total funding (the sum of total deposits and total borrowings), compared to deposits of $7.0 billion, or 95.2% of total funding, as of December 31, 2021. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.7 billion as of September 30, 2022 and represented 84.3% of total deposits, compared to core deposits of $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Additionally, the Company had $133.9 million of brokered deposits as of September 30, 2022, which represented 2.0% of total deposits, compared to $165.5 million or 2.3% of total deposits, as of December 31, 2021. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $758.8 million as of September 30, 2022, representing 10.1% of total funding, compared to $357.3 million, or 4.8% of total funding, as of December 31, 2021. The growth in the balance sheet is directly tied to the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of September 30, 2022, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion, compared to $1.7 billion as of December 31, 2021, based on the level of qualifying collateral available for these borrowings.
As of September 30, 2022, the Banks also have access to funding through certain uncommitted lines of credit of $691.0 million.
The Company had a $30.0 million committed line of credit for contingent liquidity as of September 30, 2022. As of September 30, 2022, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company has $130.7 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2022. As of September 30, 2022, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2022	At December 31, 2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$173,198	$110,798
Commercial	196,197	162,931
Residential mortgage	28,942	28,685
Unadvanced portion of loans and leases	1,050,168	987,482
Unused lines of credit:
Home equity	671,112	611,212
Other consumer	97,295	64,589
Other commercial	467	414
Unused letters of credit:
Financial standby letters of credit	13,604	16,143
Performance standby letters of credit	31,583	17,145
Commercial and similar letters of credit	4,854	5,219
Loan level derivatives:
Receive fixed, pay variable	1,485,313	1,324,609
Pay fixed, receive variable	1,485,313	1,324,609
Risk participation-out agreements	370,437	288,374
Risk participation-in agreements	75,678	77,016
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	4,270	2,004
Sells foreign currency, buys U.S. currency	4,282	2,006

Capital Resources
As of September 30, 2022, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2022, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2022 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2022:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$873,784	12.05%	$326,309	4.50%	$507,592	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	883,491	10.37%	340,787	4.00%	340,787	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	883,491	12.18%	435,217	6.00%	616,558	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,048,723	14.46%	580,206	8.00%	761,521	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$571,149	11.55%	$222,526	4.50%	$346,151	7.00%	$321,426	6.50%
Tier 1 leverage capital ratio (2)	571,149	10.19%	224,200	4.00%	224,200	4.00%	280,250	5.00%
Tier 1 risk-based capital ratio (3)	571,149	11.55%	296,701	6.00%	420,326	8.50%	395,601	8.00%
Total risk-based capital ratio (4)	633,187	12.80%	395,742	8.00%	519,411	10.50%	494,677	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$247,849	10.83%	$102,984	4.50%	$160,198	7.00%	$148,755	6.50%
Tier 1 leverage capital ratio (2)	247,849	8.50%	116,635	4.00%	116,635	4.00%	145,794	5.00%
Tier 1 risk-based capital ratio (3)	247,849	10.83%	137,312	6.00%	194,526	8.50%	183,083	8.00%
Total risk-based capital ratio (4)	276,534	12.08%	183,135	8.00%	240,365	10.50%	228,919	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2022.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2022, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2022		December 31, 2021
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$23,837	7.5%	$27,487	10.2%
Up 200 basis points ramp	9,244	2.9%	16,549	6.1%
Up 100 basis points ramp	4,706	1.5%	10,875	4.0%
Down 100 basis points ramp	(6,739)	(2.1)%	(4,340)	(1.6)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 7.5% as of September 30, 2022, compared to 10.2% as of December 31, 2021. The balance sheet became less asset sensitive as deposit outflows reduced excess cash holdings and short-term borrowings funded loan growth.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2022, the Company’s one-year cumulative gap was a positive $198.3 million, or 2.44% of total interest-earning assets, compared with a positive $445.5 million, or 5.48% of total interest-earning assets, at December 31, 2021.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2022	At December 31, 2021
Up 300 basis points	0.6%	8.2%
Up 200 basis points	0.3%	5.8%
Up 100 basis points	0.8%	3.7%
Down 100 basis points	(3.2)%	(9.4)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2021 to September 30, 2022 due to lower cash balances and higher short-term borrowings balances, as well as a flatter yield curve.

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

Item 1A.    Risk Factors

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021 (the “10-K”) and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the "10-Q"). Except as noted below, there have been no material changes since the 10-Q was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

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

BROOKLINE BANCORP, INC.

Date: November 4, 2022	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)