Form 10-K
period 2022-12-31
BROOKLINE BANCORP INC
filed 2023-02-27
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2022,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).          ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $1.0 billion.
As of February 27, 2023, there were 96,998,075 and 88,665,135 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2022 FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe Brookline Bancorp, Inc.'s (the "Company’s") future plans, strategies and expectations, can generally be identified by the use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions. These statements include, among others, statements regarding the Company's intent, belief or expectations with respect to economic conditions, trends affecting the Company's financial condition or results of operations, and the Company's exposure to market, liquidity, interest-rate and credit risk.
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, the Company’s ability to achieve the synergies and value creation contemplated in connection with the recently completed acquisition of PCSB Financial Corporation; turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; general economic conditions (including inflation) on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, the ongoing COVID-19 pandemic and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, is the holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, PCSB Bank and its subsidiaries, Brookline Securities Corp. and Clarendon Private, LLC (“Clarendon Private”).
Brookline Bank, headquartered in Boston, Massachusetts, has three wholly-owned subsidiaries, Longwood Securities Corp., First Ipswich Insurance Agency, and Eastern Funding LLC ("Eastern Funding"), and operates 29 full-service banking offices and two lending offices in the greater Boston metropolitan area. In 2020, First Ipswich Bank, formerly a wholly-owned subsidiary of the Company, was merged with and into Brookline Bank.
BankRI, headquartered in Providence, Rhode Island, has three direct subsidiaries, Acorn Insurance Agency, BRI Realty Corp., and BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., and operates 20 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation, previously a subsidiary of BankRI, was merged into Eastern Funding LLC in the second quarter of 2022.
On January 1, 2023, the Company completed its acquisition of PCSB Financial Corporation ("PCSB'), the parent company of PCSB Bank. PCSB Bank, headquartered in Brewster, New York, operates as a separate subsidiary of the Company. PCSB Bank has one wholly-owned subsidiary, UpCounty Realty Corp., and operates 15 banking offices throughout the lower Hudson Valley of New York. Because the acquisition of PCSB Bank was completed on January 1, 2023, information provided in this 10-K as of December 31, 2022 concerning the “Banks” does not include information concerning PCSB Bank.
The Company, through Brookline Bank, BankRI and PCSB Bank (the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the lower Hudson Valley in New York. Specialty lending activities, including equipment financing, are focused in the New York and New Jersey metropolitan area, with services offered throughout the United States. As full-service financial institutions, the Banks and their subsidiaries focus on the continued addition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission (the "SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116, and its telephone number is 617-425-4600.
Overview of Results
The loan and lease portfolio increased $489.9 million, or 6.8%, to $7.6 billion at December 31, 2022 from $7.2 billion at December 31, 2021. Paycheck Protection Program (the “PPP”) loans decreased $67.4 million, or 99.6%, to $0.3 million at December 31, 2022 from $67.7 million at December 31, 2021. Excluding PPP loan activity, the core loan portfolio increased $557.4 million, or 7.9%, to $7.6 billion at December 31, 2022 from $7.1 billion at December 31, 2021. The Company's commercial loan portfolios, which totaled $6.4 billion, or 84.0% of total loans and leases, as of December 31, 2022, increased $430.5 million, or 7.2%, from $6.0 billion, or 83.7% of total loans and leases, as of December 31, 2021.
Total deposits decreased $527.8 million, or 7.5%, to $6.5 billion at December 31, 2022 from $7.0 billion as of December 31, 2021. Core deposits, which include demand checking, NOW, money market and savings accounts, decreased 8.4% to $5.3 billion as of December 31, 2022 from $5.8 billion at December 31, 2021. The Company's core deposits were 81.0% of total deposits at December 31, 2022, a decrease from 81.8% at December 31, 2021.
The allowance for loan and lease losses decreased $0.6 million, or 0.6%, to $98.5 million as of December 31, 2022 from $99.1 million as of December 31, 2021. The ratio of the allowance for loan and lease losses to total loans and leases was 1.29% as of December 31, 2022 compared to 1.38% as of December 31, 2021. Nonperforming assets as of December 31, 2022 were $15.3 million, down from $33.2 million at the end of 2021. Nonperforming assets were 0.17% and 0.39% of total assets as of December 31, 2022 and December 31, 2021, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased $17.4 million, or 6.2%, to $299.8 million in 2022 compared to $282.4 million in 2021. Net interest margin increased 18 basis points to 3.67% in 2022 from 3.49% in 2021. Net income for 2022 decreased $5.7 million, or 4.9%, to $109.7 million from $115.4 million for 2021. Basic and fully diluted earnings per common share ("EPS") decreased to $1.42 for 2022 from $1.48 for 2021. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The Company provides banking services in the greater Boston, Massachusetts, Providence, Rhode Island, and New York, New York, metropolitan marketplaces, each of which is dominated by several large national banking institutions. The Company faces considerable competition from banking and non-banking organizations, including traditional banks, digital banks, financial technology companies and others, in its market area for all aspects of banking and related service activities. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and online access to accounts.
Market Area and Credit Risk Concentration
As of December 31, 2022, the Company, through its Banks, operated 49 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public, primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated in several banks. Based on June 30, 2022 Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 66%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 72%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and loan-to-value ratios at origination; lending to seasoned real estate owners/managers; frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2022, the largest commercial real estate relationship in the Company's portfolio was $72.9 million.
Commercial loans and equipment leasing. Brookline Bank originates commercial loans and leases for working capital and other business-related purposes, and concentrate such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, on a nationwide basis. BankRI originates commercial loans and lines of credit for various business-related purposes, for businesses located primarily in Rhode Island.
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, fitness centers and tow truck operators. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2022, the largest commercial relationship in the Company's portfolio was $66.1 million.
Consumer loans. Retail customers of Brookline Bank typically live and work in the Boston metropolitan area and eastern Massachusetts. Retail customers of BankRI typically live and work throughout Rhode Island. Our consumers value personalized service, local community knowledge and engagement and the choice between branch access and technology solutions. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2022, the largest consumer relationship in the Company's portfolio was $65.6 million.
Economic Conditions and Governmental Policies
Repayment of multi-family and commercial real estate loans are generally dependent on the properties generating sufficient income to cover operating expenses and debt service. Repayment of commercial loans and leases generally are dependent on the demand for the borrowers' products or services and the ability of borrowers to compete and operate on a profitable basis. Repayment of residential mortgage loans and home equity loans generally are dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan and lease portfolio, therefore, is greatly affected by the economy. Should there be any setback in the economy or increase in the unemployment rates in the Boston, Providence, or New York, metropolitan areas, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.
Personnel and Human Capital Resources
As of December 31, 2022, the Company had 813 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. On an ongoing basis, we promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
We believe our commitment to living out our core values, actively prioritizing concern for our employees' well-being, supporting our employees' career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

Access to Available Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the SEC. The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Press releases are also maintained on the Company's website. Additional information for Brookline Bank, BankRI, PCSB Bank, Eastern Funding, and Clarendon Private can be found at www.brooklinebank.com, www.bankri.com, www.pcsb.com, www.easternfunding.com, and www.clarendonprivate.com, respectively. Information on the Company's and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
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
As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ( the "FRB") under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Massachusetts Commissioner of Banks (the “Commissioner”) under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank is subject to regulation, supervision and examination by the Massachusetts Division of Banks (“MDOB”), BankRI is subject to regulation, supervision and examination by the Banking Division of the Rhode Island Department of Business Regulation (the “RIBD”), and PCSB Bank is subject to regulation, supervision and examination by the New York State Department of Financial Services (“NYDFS”).
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, and is qualified by reference to the full text of the statutes and regulations referenced below, which may be modified or amended from time to time.
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
Source of Strength
Under the BHCA, as amended by the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Banks in the event of the financial distress of the Banks. This provision of the Dodd-Frank Act codifies the longstanding policy of the FRB. This support may be required at times when the bank holding company may not have the resources to provide the additional financial support required by its subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
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
Regulation of the Banks
Brookline Bank is subject to regulation, supervision and examination by the MDOB and the FRB. BankRI is subject to regulation, supervision and examination by the RIBD and the FRB. PCSB Bank is subject to regulation, supervision and examination by the NYDFS and is a member bank of the Federal Reserve System subject to regulation, supervision and examination by the FRB. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance
Deposit obligations of the Banks are insured by the FDIC's Deposit Insurance Fund up to $250,000 per separately insured depositor for deposits held in the same right and capacity.
Deposit insurance premiums are based on assets. For the year ending December 31, 2022, the Banks' FDIC insurance assessments costs were approximately $3.2 million.
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
Acquisitions and Branching
The Banks must seek prior approval from the FRB to acquire another bank or establish a new branch office. Brookline Bank must also seek prior approval from the MDOB to acquire another bank or establish a new branch office, BankRI must also seek prior approval from the RIBD to acquire another bank or establish a new branch office, and PCSB Bank must also seek prior approval from the NYDFS to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
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
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2022, neither of the Banks had brokered deposits in excess of 10% of total assets.
Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
The Community Reinvestment Act
The Community Reinvestment Act (“CRA”) requires the FRB to evaluate each of the Banks with regard to their performance in helping to meet the credit needs of the communities each of the Banks serve, including low and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB's CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “satisfactory” rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of “satisfactory” on its most recent CRA examination. Massachusetts, Rhode Island and New York have adopted specific community reinvestment requirements which are substantially similar to those of the FRB.

Lending Restrictions
Federal law limits a bank's authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital.
Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements
The FRB has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Banks. These rules are intended to reflect the relationship between the banking organization's capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization's financial condition or actual or anticipated growth.
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the FRB's capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.
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
A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, under the FRB's prompt corrective action rules, a state member bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The FRB also considers: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks. When determining the adequacy of an institution's capital, this evaluation is a part of the institution's regular safety and soundness examination. Each of the Banks is currently considered well-capitalized under all regulatory definitions.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets, and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
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
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income for the prior year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. Further, under the FRBs capital rules, the Company's ability to pay dividends will be restricted if it does not maintain the required capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service. As of and for the year ending December 31, 2022, there were no such transactions.
Enhanced Prudential Supervision
None of the Banks currently have $10 billion or more of total consolidated assets, but it is possible that one of them may in the near future. In addition, with the merger of PCSB Financial Corporation with and into the Company effective January 1, 2023, the Company’s assets exceeded $10 billion. The Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. The Banks were not subject to the restrictions on interchange fees as of December 31, 2022, but they will become subject to them, which may negatively impact future payment network fees.
In addition, Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, does not apply to an insured depository institution if it, and every company that controls it, has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets. While each Bank had total consolidated assets of less than $10 billion as of December 31, 2022, the Company, which controls the Banks, had total consolidated assets in excess of $10 billion as of January 1, 2023. The Banks were not subject to the Volcker Rule in 2022, but they are subject to it now. However, we do not anticipate that becoming subject to the Volcker Rule will significantly impact the operations of the Company and the Banks.
Finally, Section 1025 of the Dodd-Frank Act provides that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion and any affiliate thereof. None of the Banks had, as of December 31, 2022, or has total assets of more than $10 billion.
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
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Additionally, the CFPB's qualified mortgage rule requires creditors, such as the Banks, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling prior to making the loan.

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
Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury's Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2022, the Company did not have any transactions with sanctioned countries, nationals, and others.

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
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position, and results of operations.
The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics, the COVID-19 pandemic and future pandemics, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:
•investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on our stock price and resulting market valuation;
•economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;
•our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future behaviors;
•we could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;
•competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and
•the value of loans and other assets or collateral securing loans may decrease.
Our business may be adversely affected by changes in economic conditions in our market area.
We primarily serve individuals and businesses located in the greater Boston metropolitan area, eastern Massachusetts, Rhode Island, New York, and New Jersey. Our success is largely dependent on local and regional economic conditions. Unlike other larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business. Recessionary economic conditions, increased unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to repay their loans, and could result in higher loan and lease losses and lower net income for us.
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
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose sharply at the end of 2021 and throughout 2022. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs increase, which could adversely affect our results of operations and financial condition.
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
Our commercial real estate and commercial loan and lease portfolios currently comprise 84.0% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The transition from LIBOR to another benchmark rate or rates, such as the Secured Overnight Financing Rate, or "SOFR", could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.
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
Significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLBB. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB is to obtain funding. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. Any deterioration in the FHLBB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLBB stock to be impaired. If we are not able to access funding through the FHLBB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLBB stock impaired, such action could have an adverse effect on our financial condition or results of operations.
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
We are dependent on our reputation within our market area, as a trusted and responsible financial services company, for all aspects of our business with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future businesses. Negative public opinion about the financial services industry generally (including the types of banking and other services that we provide) or us specifically could adversely affect our reputation and our ability to keep and attract customers and employees. Our actual or perceived failure to address various issues could give rise to negative public opinion and reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
The proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.

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
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control them or their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.
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
As a result of the adoption of ASU 2016-13 effective January 1, 2020, we updated its critical accounting policy to the allowance for credit losses. The updates in this standard replace the incurred loss impairment methodology GAAP with the current expected credit losses, or "CECL" methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate loan losses over the life of the loan.
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
We may be unable to successfully integrate PCSB’s operations and may not realize the anticipated benefits of acquiring PCSB.
On January 1, 2023, we completed the acquisition of PCSB. The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:
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
The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of PCSB with our business. If we are unable to successfully integrate PCSB, the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant change in interest rates or economic conditions or decline in asset valuations may also cause us not to realize expected benefits and result in the merger not being as accretive as expected.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2022, goodwill and other identifiable intangible assets were $162.2 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2022. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
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
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to enforcements actions even though noncompliance was inadvertent or unintentional.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
The FRB may require us to commit capital resources to support the Banks.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
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
Brookline Bank conducts its business from 29 banking offices, 6 of which are owned, 22 of which are leased, and one of which is subleased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has two additional lending offices and one remote ATM locations, all of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York, in Melville, New York, and in Plainview, New York.
BankRI conducts its business from 20 banking offices, six of which are owned and 14 of which are leased. BankRI's main banking office is leased and located in Providence, Rhode Island. BankRI also has two remote ATM locations, all of which are leased.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2022.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2022, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 27, 2023 was 2,768. The Company currently pays quarterly cash dividends in the amount of $0.135 per share. The Company expects comparable cash dividends will be paid in the future.
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

	At December 31,
Index	2017	2018	2019	2020	2021	2022
Brookline Bancorp, Inc.	100.00	90.14	110.50	84.36	117.03	105.98
Russell 2000 Index	100.00	88.99	111.70	133.97	153.77	122.23
KBW Regional Banking Index	100.00	82.51	102.20	93.33	127.42	118.57
SNL Bank $5B-$10B Index[1]	100.00	90.50	112.14	85.77	N/A	N/A
S&P 500 Index	100.00	95.62	125.72	148.84	191.52	156.72
The graph assumes $100 invested on December 31, 2017 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index, the KBW Regional Banking Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.
(b)Not applicable.

(c)    Not applicable.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); PCSB Bank and its subsidiaries; Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 64 full-service banking offices throughout greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through the Banks, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the lower Hudson Valley in New York. Brookline Bank, BankRI and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.5% of which is in the greater New York and New Jersey metropolitan area and 73.5% of which is in other areas in the United States of America as of December 31, 2022. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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

	At or for the year ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$9,185,836	$8,602,622	$8,942,424	$7,856,853	$7,392,805
Total loans and leases	7,644,388	7,154,457	7,269,553	6,737,816	6,303,516
Allowance for loan and lease losses (6)	98,482	99,084	114,379	61,082	58,692
Investment securities available-for-sale	656,766	720,866	745,822	498,995	502,793
Investment securities held-to-maturity	—	—	—	86,780	114,776
Equity securities held-for-trading	—	—	526	3,581	4,207
Goodwill and identified intangible assets	162,208	162,703	163,579	164,850	166,513
Total deposits	6,522,146	7,049,906	6,910,696	5,830,072	5,454,044
Core deposits (1)	5,283,859	5,766,669	4,826,789	3,808,430	3,664,879
Certificates of deposit	928,143	1,117,695	1,389,998	1,671,738	1,438,478
Brokered deposits	310,144	165,542	693,909	349,904	350,687
Total borrowed funds	1,432,652	357,321	820,247	902,749	920,542
Stockholders' equity	992,125	995,342	941,778	945,606	900,140
Tangible stockholders' equity (*)	829,917	832,639	778,199	780,756	733,627
Nonperforming loans and leases (2)	14,894	32,459	38,448	19,461	24,097
Nonperforming assets (3)	15,302	33,177	44,963	22,092	28,116
EARNINGS DATA
Interest and dividend income	$345,186	$311,529	$326,817	$347,626	$313,893
Interest expense	45,415	29,156	66,654	94,326	66,194
Net interest income	299,771	282,373	260,163	253,300	247,699
Provision (credit) for credit losses	8,627	(7,837)	61,886	9,583	4,951
Non-interest income	28,347	26,989	24,644	29,793	25,224
Non-interest expense	179,542	162,608	160,844	157,481	155,232
Provision for income taxes	30,205	39,151	14,442	28,269	26,189
Net income	109,744	115,440	47,635	87,717	83,062
Operating earnings (*)	111,255	115,468	46,124	88,184	85,796
PER COMMON SHARE DATA
Earnings per share - Basic	$1.42	$1.48	$0.60	$1.10	$1.04
Earnings per share - Diluted	1.42	1.48	0.60	1.10	1.04
Operating earnings per share (*)	1.44	1.48	0.58	1.10	1.07
Dividends paid per common share	0.520	0.480	0.460	0.440	0.395
Book value per share (end of period)	12.91	12.82	12.05	11.87	11.30
Tangible book value per share (*)	10.80	10.73	9.96	9.80	9.21
Stock price (end of period)	14.15	16.19	12.04	16.46	13.82
PERFORMANCE RATIOS
Net interest margin	3.67%	3.49%	3.17%	3.51%	3.61%
Return on average assets	1.27%	1.36%	0.55%	1.15%	1.15%
Operating return on average assets (*)	1.29%	1.36%	0.53%	1.15%	1.19%
Return on average tangible assets (*)	1.30%	1.38%	0.56%	1.17%	1.18%

	At or for the year ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Operating return on average tangible assets (*)	1.32%	1.38%	0.54%	1.17%	1.22%
Return on average stockholders' equity	11.15%	11.93%	5.09%	9.56%	9.51%
Operating return on average stockholders' equity (*)	11.30%	11.93%	4.93%	9.61%	9.82%
Return on average tangible stockholders' equity (*)	13.35%	14.35%	6.17%	11.67%	11.70%
Operating return on average tangible stockholders' equity (*)	13.53%	14.35%	5.97%	11.73%	12.09%
Dividend payout ratio (*)	36.52%	32.45%	76.41%	40.03%	37.85%
Efficiency ratio (4)	54.72%	52.56%	56.47%	55.63%	56.88%
GROWTH RATIOS
Total loan and lease growth (5)	6.85%	(1.58)%	7.89%	6.89%	10.00%
Total deposit growth (5)	(7.49)%	2.01%	18.54%	6.89%	11.96%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.05%	0.08%	0.18%	0.11%	0.08%
Nonperforming loans and lease losses as a percentage of total loans and leases	0.19%	0.45%	0.53%	0.29%	0.38%
Nonperforming assets as a percentage of total assets	0.17%	0.39%	0.50%	0.28%	0.38%
Total allowance for loan and leases losses as a percentage of total loans and leases	1.29%	1.38%	1.57%	0.91%	0.93%
CAPITAL RATIOS
Stockholders' equity to total assets	10.80%	11.57%	10.53%	12.04%	12.18%
Tangible equity ratio (*)	9.20%	9.87%	8.86%	10.15%	10.15%
Tier 1 leverage capital ratio	10.26%	10.15%	8.92%	10.28%	10.58%
Common equity Tier 1 capital ratio (**)	12.05%	11.86%	11.04%	11.44%	11.94%
Tier 1 risk-based capital ratio	12.18%	11.99%	11.18%	11.58%	12.26%
Total risk-based capital ratio	14.44%	14.30%	13.51%	13.59%	14.42%
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

Executive Overview
Balance Sheet
Total assets increased $583.2 million, or 6.8%, to $9.2 billion as of December 31, 2022 from $8.6 billion as of December 31, 2021. The increase was primarily driven by increases in loans and leases, cash and cash equivalents, other assets, and restricted equity investments, partially offset by a decrease in investment securities.
Cash and cash equivalents increased $55.2 million, or 16.8%, to $383.0 million as of December 31, 2022 from $327.7 million as of December 31, 2021.
Total loans and leases increased $489.9 million, or 6.8%, to $7.6 billion as of December 31, 2022 from $7.2 billion as of December 31, 2021. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $6.4 billion, or 84.0% of total loans and leases as of December 31, 2022, an increase of $430.5 million, or 7.2%, from $6.0 billion, or 83.7% of total loans and leases, as of December 31, 2021.

PPP loans decreased $67.4 million, or 99.6%, to $0.3 million as of December 31, 2022 from $67.7 million as of December 31, 2021.
Total deposits decreased $527.8 million, or 7.5%, to $6.5 billion as of December 31, 2022 from $7.0 billion as of December 31, 2021. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $5.3 billion, or 81.0% of total deposits as of December 31, 2022, a decrease of $482.8 million, or 8.4%, from $5.8 billion, or 81.8% of total deposits as of December 31, 2021. Certificate of deposit balances totaled $0.9 billion, or 14.2% of total deposits as of December 31, 2022, a decrease of $189.6 million, or 17.0% from $1.1 billion, or 15.9% of total deposits, as of December 31, 2021. Brokered deposit balances totaled $0.3 billion, or 4.8% of total deposits as of December 31, 2022, an increase of $144.6 million, or 87.4% from $0.2 billion, or 2.3% of total deposits, as of December 31, 2021.
Total borrowed funds increased $1.1 billion, or 300.9%, to $1.4 billion as of December 31, 2022 from $357.3 million as of December 31, 2021.
Asset Quality
Nonperforming assets as of December 31, 2022 totaled $15.3 million, or 0.17% of total assets, compared to $33.2 million, or 0.39% of total assets, as of December 31, 2021. Net charge-offs for the year ended December 31, 2022 were $3.3 million, or 0.05% of average loans and leases, compared to $5.7 million, or 0.08% of average loans and leases, for the year ended December 31, 2021. The decrease of $17.9 million in nonperforming assets was primarily driven by the payoffs of seven commercial real estate relationships of $10.6 million, several equipment financing relationships of $8.2 million, several commercial relationships of $1.7 million, and eight residential relationships of $1.5 million, along with several equipment financing relationships worth $4.7 million returning to accrual during the year ended December 31, 2022.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.29% as of December 31, 2022, compared to 1.38% as of December 31, 2021.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 661.22% as of December 31, 2022, compared to 305.26% as of December 31, 2021.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 12.05% as of December 31, 2022, compared to 11.86% as of December 31, 2021. The Company's Tier 1 leverage ratio was 10.26% as of December 31, 2022, compared to 10.15% as of December 31, 2021. As of December 31, 2022, the Company's Tier 1 risk-based ratio was 12.18%, compared to 11.99% as of December 31, 2021. The Company's Total risk-based ratio was 14.44% as of December 31, 2022, compared to 14.30% as of December 31, 2021.
The Company's ratio of stockholders' equity to total assets was 10.80% and 11.57% as of December 31, 2022 and December 31, 2021, respectively. The Company's tangible equity ratio was 9.20% and 9.87% as of December 31, 2022 and December 31, 2021, respectively.
Net Income
For the year ended December 31, 2022, the Company reported net income of $109.7 million, or $1.42 per basic and diluted share, a decrease of $5.7 million, or 4.9%, from $115.4 million, or $1.48 per basic and diluted share for the year ended December 31, 2021. The decrease in net income is primarily the result of an increase in non-interest expense of $16.9 million and an increase in the provision for credit losses of $16.5 million, partially offset by an increase in net interest income of $17.4 million, a decrease in the provision for income taxes of $8.9 million, and an increase in non-interest income of $1.4 million.
The return on average assets was 1.27% for the year ended December 31, 2022, compared to 1.36% for the year ended December 31, 2021. The return on average stockholders' equity was 11.15% for the year ended December 31, 2022, compared to 11.93% for the year ended December 31, 2021.
The net interest margin was 3.67% for the year ended December 31, 2022, up from 3.49% for the year ended December 31, 2021. The increase in the net interest margin is a result of an increase in the yield on interest-earning assets of 37 basis points to 4.22% in 2022 from 3.85% in 2021, partially offset by an increase of 21 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 0.61% in 2022 from 0.40% in 2021.

Results for 2022 included a provision for credit losses of $8.6 million, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $1.4 million to $28.3 million for the year ended December 31, 2022 from $27.0 million for the year ended December 31, 2021. Several factors contributed to the year over year increase, including increases of $0.6 million in other non-interest income, $0.4 million in gain on sales of loans and leases, $0.4 million in gain on sales of investment securities, net, $0.3 million in deposit fees, and $0.1 million in loan fees, partially offset by a decrease of $0.4 million in loan level derivative income, net.
Non-interest expense increased $16.9 million to $179.5 million for the year ended December 31, 2022 from $162.6 million for the year ended December 31, 2021. The increase was largely attributable to increases of $6.7 million in compensation and employee benefits expense, $3.4 million in other non-interest expense, $2.5 million in equipment and data processing expense, $2.2 million in merger and acquisition expense, $1.0 million in occupancy expense, $0.8 million in advertising and marketing expense, $0.4 million in professional services expense, and $0.2 million in FDIC insurance expense, partially offset by a decrease of $0.4 million in amortization of identified intangible assets.
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
In accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated market capitalization to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2022. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within the notes to the consolidated financial statements.
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
In January 2021, FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates ("IBORs"), particularly, the risk of cessation of the LIBOR. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. The Company has adopted the amendments in these updates and established a LIBOR transition committee to guide the Company’s transition from LIBOR. The Company has completed much of the work to transition off the LIBOR index consistent with industry timelines. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company has also evaluated its infrastructure and identified fallback rates as well as started offering alternative indices and new products tied to these alternative indices. The Company does not anticipate the adoption of these standards to have a material impact to the consolidated financial statements.

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
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible stockholders' equity, tangible equity ratio, tangible book value per share and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.
The methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.
Operating Earnings
Operating earnings exclude the after-tax impact of securities gains and merger and acquisition expense. By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$109,744	$115,440	$47,635	$87,717	$83,062
Less:
Security (losses) gains (after-tax)	252	(28)	1,511	384	174
Add:
Merger and acquisition expense (after-tax) (1)	1,763	—	—	851	2,908
Operating earnings	$111,255	$115,468	$46,124	$88,184	$85,796

Earnings per share, as reported	$1.42	$1.48	$0.60	$1.10	$1.04
Less:
Security gains (after-tax)	—	—	0.02	—	—
Add:
Merger and acquisition expense (after-tax) (1)	0.02	—	—	—	0.03
Operating earnings per share	$1.44	$1.48	$0.58	$1.10	$1.07
_________________________________________________________________________
(1) Merger and acquisition expense related to the acquisition of First Commons Bank in the first quarter of 2018, the purchase of the remaining minority interest of Eastern Funding in the first quarter of 2019, and the acquisition of PCSB in the first quarter of 2023.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Operating earnings	$111,255	$115,468	$46,124	$88,184	$85,796

Average total assets	$8,623,403	$8,518,200	$8,683,569	$7,654,634	$7,223,081
Less: Average goodwill and average identified intangible assets, net	162,447	163,122	164,227	165,697	163,712
Average tangible assets	$8,460,956	$8,355,078	$8,519,342	$7,488,937	$7,059,369

Return on average assets	1.27%	1.36%	0.55%	1.15%	1.15%
Less:
Security gains (after-tax)	—%	—%	0.02%	0.01%	—%
Add:
Merger and acquisition expense (after-tax)	0.02%	—%	—%	0.01%	0.04%
Operating return on average assets	1.29%	1.36%	0.53%	1.15%	1.19%

Return on average tangible assets	1.30%	1.38%	0.56%	1.17%	1.18%
Less:
Security gains (after-tax)	—%	—%	0.02%	0.01%	—%
Add:
Merger and acquisition expense (after-tax)	0.02%	—%	—%	0.01%	0.04%
Operating return on average tangible assets	1.32%	1.38%	0.54%	1.17%	1.22%

Average total stockholders' equity	$984,237	$967,538	$936,075	$917,286	$873,388
Less: Average goodwill and average identified intangible assets, net	162,447	163,122	164,227	165,697	163,712
Average tangible stockholders' equity	$821,790	$804,416	$771,848	$751,589	$709,676

Return on average stockholders' equity	11.15%	11.93%	5.09%	9.56%	9.51%
Less:
Security gains (after-tax)	0.03%	—%	0.16%	0.04%	0.02%
Add:
Merger and acquisition expense (after-tax)	0.18%	—%	—%	0.09%	0.33%
Operating return on average stockholders' equity	11.30%	11.93%	4.93%	9.61%	9.82%

Return on average tangible stockholders' equity	13.35%	14.35%	6.17%	11.67%	11.70%
Less:
Security gains (after-tax)	0.03%	—%	0.20%	0.05%	0.02%
Add:
Merger and acquisition expense (after-tax)	0.21%	—%	—%	0.11%	0.41%
Operating return on average tangible stockholders' equity	13.53%	14.35%	5.97%	11.73%	12.09%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Net income, as reported	$109,744	$115,440	$47,635	$87,717	$83,062

Average total assets	$8,623,403	$8,518,200	$8,683,569	$7,654,634	$7,223,081
Less: Average goodwill and average identified intangible assets, net	162,447	163,122	164,227	165,697	163,712
Average tangible assets	$8,460,956	$8,355,078	$8,519,342	$7,488,937	$7,059,369

Return on average tangible assets	1.30%	1.38%	0.56%	1.17%	1.18%

Average total stockholders' equity	$984,237	$967,538	$936,075	$917,286	$873,388
Less: Average goodwill and average identified intangible assets, net	162,447	163,122	164,227	165,697	163,712
Average tangible stockholders' equity	$821,790	$804,416	$771,848	$751,589	$709,676

Return on average tangible stockholders' equity	13.35%	14.35%	6.17%	11.67%	11.70%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Total stockholders' equity	$992,125	$995,342	$941,778	$945,606	$900,140
Less: Goodwill and identified intangible assets, net	162,208	162,703	163,579	164,850	166,513
Tangible stockholders' equity	$829,917	$832,639	$778,199	$780,756	$733,627

Total assets	$9,185,836	$8,602,622	$8,942,424	$7,856,853	$7,392,805
Less: Goodwill and identified intangible assets, net	162,208	162,703	163,579	164,850	166,513
Tangible assets	$9,023,628	$8,439,919	$8,778,845	$7,692,003	$7,226,292

Tangible equity ratio	9.20%	9.87%	8.86%	10.15%	10.15%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Tangible stockholders' equity	$829,917	$832,639	$778,199	$780,756	$733,627

Common shares issued	85,177,172	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,731,445	7,037,464	6,525,783	5,003,127	5,020,025
Unallocated ESOP	—	24,660	51,114	79,548	109,950
Unvested restricted stock	601,495	500,098	458,800	406,450	390,636
Common shares outstanding	76,844,232	77,614,950	78,141,475	79,688,047	79,656,561

Tangible book value per share	$10.80	$10.73	$9.96	$9.80	$9.21

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Dividends paid	$40,077	$37,463	$36,396	$35,110	$31,441

Net income, as reported	$109,744	$115,440	$47,635	$87,717	$83,062

Dividend payout ratio	36.52%	32.45%	76.41%	40.03%	37.85%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At December 31,
	2022		2021		2020		2019		2018
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,046,746	39.9%	$2,842,791	39.6%	$2,578,773	35.4%	$2,491,011	37.0%	$2,330,725	37.0%
Multi-family mortgage	1,150,597	15.1%	1,099,818	15.4%	1,013,432	13.9%	932,163	13.8%	847,711	13.4%
Construction	206,805	2.7%	160,431	2.2%	231,621	3.2%	246,048	3.7%	173,300	2.7%
Total commercial real estate loans	4,404,148	57.7%	4,103,040	57.2%	3,823,826	52.5%	3,669,222	54.5%	3,351,736	53.1%
Commercial loans and leases:
Commercial	752,691	9.9%	666,677	10.3%	642,452	15.6%	729,502	10.8%	736,418	11.7%
Equipment financing	1,216,585	15.9%	1,105,611	15.5%	1,092,461	15.0%	1,052,408	15.6%	982,089	15.6%
Condominium association	46,966	0.6%	47,137	0.7%	50,770	0.7%	56,838	0.8%	50,451	0.8%
PPP	257	—%	67,711	0.9%	489,216	6.7%	—	—%	—	—%
Total commercial loans and leases	2,016,499	26.4%	1,887,136	26.5%	2,274,899	31.3%	1,838,748	27.2%	1,768,958	28.1%
Consumer loans:
Residential mortgage	844,614	11.0%	799,737	11.2%	791,317	10.9%	814,245	12.1%	782,968	12.4%
Home equity	322,622	4.2%	324,156	4.5%	346,652	4.8%	376,819	5.6%	376,484	6.0%
Other consumer	56,505	0.7%	40,388	0.6%	32,859	0.5%	38,782	0.6%	23,370	0.4%
Total consumer loans	1,223,741	15.9%	1,164,281	16.3%	1,170,828	16.2%	1,229,846	18.3%	1,182,822	18.8%
Total loans and leases	7,644,388	100.0%	7,154,457	100.0%	7,269,553	100.0%	6,737,816	100.0%	6,303,516	100.0%
Allowance for loan and lease losses	(98,482)		(99,084)		(114,379)		(61,082)		(58,692)
Net loans and leases	$7,545,906		$7,055,373		$7,155,174		$6,676,734		$6,244,824
PPP loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of December 31, 2022, 2021 and 2020.

The following table sets forth the growth in the Company’s loan and lease portfolios during the year ending December 31, 2022:

	At December 31, 2022	At December 31, 2021	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$4,404,148	$4,103,040	$301,108	7.3%
Commercial	2,016,499	1,887,136	129,363	6.9%
Consumer	1,223,741	1,164,281	59,460	5.1%
Total loans and leases	$7,644,388	$7,154,457	$489,931	6.8%
Less: PPP	(257)	(67,711)	(67,454)	-99.6%
Total core loans and leases	$7,644,131	$7,086,746	$557,385	7.9%

The following table presents the maturity distribution of the Company's loan portfolio as of December 31, 2022.

	At December 31, 2022
	1 Year or Less	After 1-5 Years	After 5-15 Years	After 15 Years	Total
	(Dollars in Thousands)
Commercial real estate	$1,745,627	$1,637,508	$1,012,262	$8,751	$4,404,148
Commercial	307,498	1,245,058	395,193	68,750	2,016,499
Consumer	263,219	204,157	167,665	588,700	1,223,741
Total	$2,316,344	$3,086,723	$1,575,120	$666,201	$7,644,388
The following table presents the distribution of the Company's loans that were due after one year between fixed and variable interest rates as of December 31, 2022.

	At December 31, 2022
	Fixed	Variable	Total
	(Dollars in Thousands)
Commercial real estate	$1,311,558	$1,346,963	$2,658,521
Commercial	992,685	716,315	1,709,000
Consumer	496,142	464,382	960,524
Total	$2,800,385	$2,527,660	$5,328,045
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
The Company's current policy is that the total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Credit Committee, a committee of the Company's Board of Directors. As of December 31, 2022, there were three borrowers with commitments over $60.0 million. The total of those commitments was $208.5 million or 2.2% of total loans and commitments as of December 31, 2022. As of December 31, 2021, there were six borrowers with loans and commitments over $50.0 million. The total of those loans and commitments was $322.5 million, or 3.0% of total loans and commitments, as of December 31, 2021.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 57.7% of total loans and leases outstanding as of December 31, 2022.
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
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($1.0 billion), office buildings ($704.6 million), retail stores ($686.0 million), industrial properties ($591.6 million), mixed-use properties ($402.8 million), lodging services ($152.4 million) and food services ($59.3 million) as of December 31, 2022. As of that date, approximately 95.4% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans representing 26.4% of total loans outstanding as of December 31, 2022.
The commercial loan and lease portfolio is composed primarily of loans in the following sectors: small businesses ($761.6 million), transportation services ($379.2 million), food services ($190.4 million), recreation services ($127.5 million), rental and leasing services ($47.6 million), manufacturing ($111.3 million), and retail ($108.1 million) as of December 31, 2022.

The Company provides commercial banking services to companies in its market area. Approximately 39.0% of the commercial loans outstanding as of December 31, 2022 were made to borrowers located in New England. The remaining 61.0% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA in both the 7A program and as an SBA preferred lender. Included in the commercial loans balances are PPP loans totaling $0.3 million as of December 31, 2022.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 16.0% of the commercial loans outstanding were made by the equipment financing divisions to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans representing, 15.9% of total loans outstanding as of December 31, 2022. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
The Company originates adjustable and fixed rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2022, other consumer loans equaled $56.5 million, or 0.7% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2022, the Company had $108.2 million of total assets that were designated as criticized. This compares to $95.4 million of assets designated as criticized as of December 31, 2021. The increase of $12.8 million in criticized assets was primarily driven by three construction relationships totaling $10.2 million, several commercial relationships totaling $29.3 million, and several equipment financing relationships totaling $7.6 million becoming criticized during the year ended December 31, 2022. This was partially offset by $10.9 million in commercial real estate relationships, $12.3 million in commercial relationships, and $10.2 million in equipment financing relationships being paid or charged off during the year ending December 31, 2022.
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
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. When a loan is placed on nonaccrual status, interest accruals cease and all previously accrued and uncollected interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved.
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
As of December 31, 2022, the Company had nonperforming assets of $15.3 million, representing 0.17% of total assets, compared to nonperforming assets of $33.2 million, or 0.39% of total assets as of December 31, 2021. The decrease of $17.9 million was primarily driven by the payoffs of seven commercial real estate relationships of $10.6 million, several equipment financing relationships of $8.2 million, several commercial relationships of $1.7 million, and eight residential relationships of $1.5 million, along with several equipment financing relationships worth $4.7 million returning to accrual during the year ended December 31, 2022.
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
Past Due and Accruing
As of December 31, 2022 and December 31, 2021, the Company had minimal loans and leases greater than 90 days past due and accruing.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$607	$10,848	$3,300	$2,845	$3,928
Multi-family mortgage	—	—	—	84	330
Construction	707	—	3,853	—	396
Total commercial real estate loans	1,314	10,848	7,153	2,929	4,654

Commercial	464	2,318	7,702	4,909	6,621
Equipment financing	9,653	15,014	16,757	9,822	9,500
Condominium association	58	84	112	151	265
Total commercial loans and leases	10,175	17,416	24,571	14,882	16,386

Residential mortgage	2,680	3,909	5,587	753	2,132
Home equity	723	285	1,136	896	908
Other consumer	2	1	1	1	17
Total consumer loans	3,405	4,195	6,724	1,650	3,057

Total nonaccrual loans and leases	14,894	32,459	38,448	19,461	24,097

Other real estate owned	—	—	5,415	—	3,054
Other repossessed assets	408	718	1,100	2,631	965
Total nonperforming assets	$15,302	$33,177	$44,963	$22,092	$28,116

Loans and leases past due greater than 90 days and accruing	$33	$1	$11,975	$10,109	$13,482
Total delinquent loans and leases 61-90 days past due	2,218	6,081	16,129	4,978	3,308
Restructured loans and leases not included in nonperforming assets	16,385	12,580	11,483	17,076	12,257

Total nonaccrual loans and leases as a percentage of total loans and leases	0.19%	0.45%	0.53%	0.29%	0.38%
Total nonperforming assets as a percentage of total assets	0.17%	0.39%	0.50%	0.28%	0.38%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.03%	0.08%	0.22%	0.07%	0.05%
Troubled Debt Restructured Loans and Leases
Total troubled debt restructured ("TDR") loans increased by $0.6 million to $19.9 million at December 31, 2022 from $19.3 million at December 31, 2021.

The following table sets forth information regarding TDR loans and leases at the dates indicated:

	At December 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate mortgage	$1,151	$1,454
Commercial	8,442	5,432
Equipment financing	5,730	7,533
Residential mortgage	2,778	2,851
Home equity	1,811	2,019
Total troubled debt restructurings	$19,912	$19,289
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$16,385	$12,580
On nonaccrual	3,527	6,709
Total troubled debt restructurings	$19,912	$19,289
Changes in TDR loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2022	2021
	(Dollars in Thousands)
Balance at beginning of period	$19,289	$18,959
Additions	7,536	5,879
Net recoveries (charge-offs )	96	(713)
Repayments	(7,009)	(4,836)
Balance at end of period	$19,912	$19,289

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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For December 31, 2022, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loans and lease losses by portfolio category for the years ended December 31, 2022, 2021, 2020, 2019, and 2018, respectively.

	Year Ended December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(5,068)	(28)	(5,133)
Recoveries	24	1,725	64	1,813
Provision (credit) for loan and lease losses	(1,046)	2,892	872	2,718
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482

Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388
Total allowance for loan and lease losses as a percentage of total loans and leases	1.55%	1.32%	0.30%	1.29%

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
Provision (credit) for loan and lease losses	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457
Total allowance for loan and lease losses as a percentage of total loans and leases	1.69%	1.43%	0.24%	1.38%

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision (credit) for loan and lease losses	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553
Allowance for loan and lease losses as a percentage of total loans and leases	2.10%	1.30%	0.41%	1.57%

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision (credit) for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816
Allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.35%	0.49%	0.91%

	Year Ended December 31, 2018
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2017	$27,112	$26,333	$5,147	$58,592
Charge-offs	(103)	(6,585)	(540)	(7,228)
Recoveries	—	2,287	290	2,577
Provision (credit) for loan and lease losses	1,178	3,248	325	4,751
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692

Total loans and leases	$3,351,736	$1,768,958	$1,182,822	$6,303,516
Allowance for loan and lease losses as a percentage of total loans and leases	0.84%	1.43%	0.44%	0.93%
At December 31, 2022, the allowance for loan and lease losses decreased to $98.5 million, or 1.29% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $99.1 million, or 1.38% of total loans and leases outstanding, as of December 31, 2021. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases portfolio for the years ending December 31, 2022 and 2021 were $3.3 million and $5.7 million, respectively. The decrease in the net charge-offs of $2.4 million was primarily driven by the decrease in the net charge-offs of commercial loans of $2.6 million.
Management believes that the allowance for loan and lease losses as of December 31, 2022 is appropriate based on the facts and circumstances discussed further below.

The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2022			2021			2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$44,536	45.3%	39.9%	$44,843	45.3%	39.6%	$46,357	40.6%	35.4%
Multi-family mortgage	16,885	17.1%	15.1%	17,474	17.6%	15.4%	22,559	19.7%	13.9%
Construction	6,733	6.8%	2.7%	6,896	7.0%	2.2%	11,216	9.8%	3.2%
Total commercial real estate loans	68,154	69.2%	57.7%	69,213	69.9%	57.2%	80,132	70.1%	52.5%
Commercial	12,190	12.4%	9.9%	9,068	9.2%	10.3%	8,089	7.1%	15.6%
Equipment financing	14,315	14.5%	15.9%	17,907	18.0%	15.5%	21,292	18.6%	15.0%
Condominium association	99	0.1%	0.6%	80	0.1%	0.7%	117	0.1%	0.7%
Total commercial loans and leases	26,604	27.0%	26.4%	27,055	27.3%	26.5%	29,498	25.8%	31.3%
Residential mortgage	1,894	1.9%	11.0%	1,297	1.3%	11.2%	1,967	1.7%	10.9%
Home equity	1,478	1.5%	4.2%	1,335	1.3%	4.5%	2,504	2.2%	4.8%
Other consumer	352	0.4%	0.7%	184	0.2%	0.6%	278	0.2%	0.5%
Total consumer loans	3,724	3.8%	15.9%	2,816	2.8%	16.3%	4,749	4.1%	16.2%
Total	$98,482	100.0%	100.0%	$99,084	100.0%	100.0%	$114,379	100.0%	100.0%

	At December 31,
	2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$21,519	35.3%	37.0%	$20,779	35.4%	37.0%
Multi-family mortgage	6,436	10.5%	13.8%	5,915	10.1%	13.4%
Construction	2,330	3.8%	3.7%	1,494	2.5%	2.7%
Total commercial real estate loans	30,285	49.6%	54.5%	28,188	48.0%	53.1%
Commercial	12,849	21.0%	10.8%	14,047	23.9%	11.7%
Equipment financing	11,595	19.0%	15.6%	10,888	18.6%	15.6%
Condominium association	382	0.6%	0.8%	347	0.6%	0.8%
Total commercial loans and leases	24,826	40.6%	27.2%	25,282	43.1%	28.1%
Residential mortgage	3,717	6.1%	12.1%	3,076	5.2%	12.4%
Home equity	2,132	3.5%	5.6%	2,047	3.5%	6.0%
Other consumer	122	0.2%	0.6%	99	0.2%	0.4%
Total consumer loans	5,971	9.8%	18.3%	5,222	8.9%	18.8%
Total	$61,082	100.0%	100.0%	$58,692	100.0%	100.0%

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
Cash, cash equivalents, and investment securities decreased $8.9 million, or 0.8%, to $1.04 billion as of December 31, 2022 compared to $1.05 billion as of December 31, 2021. The decrease was primarily driven by a decrease in short-term investments and investment securities available-for-sale. Cash, cash equivalents, and investment securities were 11.32% of total assets as of December 31, 2022, compared to 12.19% of total assets at December 31, 2021.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2022		2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$176,751	$152,422	$219,723	$217,505	$273,820	$278,645
GSE CMOs	19,977	18,220	27,892	28,139	44,937	46,028
GSE MBSs	159,824	140,576	196,930	199,772	312,658	323,609
Corporate debt obligations	14,076	13,764	22,178	22,683	22,299	23,467
U.S. Treasury bonds	362,850	331,307	253,878	252,268	70,339	73,577
Foreign government obligations	500	477	500	499	500	496
Total investment securities available-for-sale	$733,978	$656,766	$721,101	$720,866	$724,553	$745,822
Equity securities held-for-trading	$—	$—	$—	$—	$—	$526
Restricted equity securities:
FHLBB stock	$52,914		$10,488		$31,293
FRB stock	18,241		18,241		18,241
Other	152		252		252
Total restricted equity securities	$71,307		$28,981		$49,786
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, stock in the FHLBB and stock in the FRB. The total securities portfolio decreased $21.8 million, or 2.9% since December 31, 2021. As of December 31, 2022, the total securities portfolio was 7.93% of total assets, compared to 8.72% of total assets as of December 31, 2021.
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
As of December 31, 2022, the fair value of all investment securities available-for-sale was $656.8 million and carried a total of $77.2 million of net unrealized losses, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of December 31, 2022, $630.5 million, or 96.0%, of the portfolio, had gross unrealized losses of $77.5 million. This compares to $353.8 million, or 49.1%, of the portfolio with gross unrealized losses of $7.9 million as of December 31, 2021. The Company's unrealized loss position increased in 2022 driven by a change in the portfolio mix from shorter duration MBS to longer duration U.S. Treasury bonds. For additional discussion on investment securities available-for-sale by security type, see Note 4, "Investment Securities."

The Company reviews its debt securities portfolio on a quarterly basis in accordance with ASC 326. This analysis is done using probability of default and loss given default assumptions where a model is created to determine CECL for the remaining life of the securities. For the year ended December 31, 2022, the Company recognized $0.1 million as an allowance for credit loss. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Maturities, calls and principal repayments for investment securities available-for-sale totaled $98.6 million for the year ended December 31, 2022 compared to $184.2 million for the same period in 2021. For the year ended December 31, 2022, the Company sold $78.8 million of investment securities available for sale, compared to $39.7 million for the same period in 2021. For the year ended December 31, 2022, the Company purchased $197.6 million of investment securities available-for-sale, compared to $233.1 million for the same period in 2021.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. As of December 31, 2022, the Company did not have excess balance of capital stock, compared to $0.1 million at December 31, 2021.
As of December 31, 2022, the Company owned stock in the FHLBB with a carrying value of $52.9 million, an increase of $42.4 million from $10.5 million as of December 31, 2021. The Company continually reviews its investment to determine if impairment exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2022, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2022
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$32,806	2.25%	$23,912	2.34%	$88,826	1.16%	$6,876	2.00%	$152,422	1.62%
GSE CMOs	—	—%	727	1.47%	1,999	1.54%	15,495	1.92%	18,220	1.86%
GSE MBSs	280	1.77%	6,371	1.97%	19,573	1.25%	114,353	2.14%	140,576	2.15%
Corporate debt obligations	7,413	2.42%	6,352	2.79%	—	—%	—	—%	13,764	2.59%
U.S. Treasury bonds	78,576	3.52%	118,281	2.42%	134,450	1.25%	—	—%	331,307	2.21%
Foreign government obligations	—	—%	477	1.97%	—	—%	—	—%	477	1.97%
Total investment securities available-for-sale	$119,075	3.10%	$156,120	2.40%	$244,848	1.30%	$136,724	2.10%	$656,766	2.06%
Restricted equity securities (2):
FHLBB stock	$—	—%	$—	—%	$—	—%	$52,914	3.53%	$52,914	3.53%
FRB stock	—	—%	—	—%	—	—%	18,241	6.00%	18,241	6.00%
Other stock	—	—%	—	—%	—	—%	152	—%	152	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$71,307	4.15%	$71,307	4.15%
_______________________________________________________________________________
(1) Yields have been calculated on a pre-tax basis. The Company holds no investment securities available-for-sale that are tax-exempt.

(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.
Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2022			2021			2020
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,802,518	27.6%	—%	$1,888,462	26.8%	—%	$1,592,205	23.0%	—%
Interest-bearing deposits:
NOW accounts	544,118	8.3%	0.18%	604,097	8.6%	0.08%	513,948	7.4%	0.09%
Savings accounts	762,271	11.7%	0.70%	915,804	13.0%	0.09%	701,659	10.2%	0.13%
Money market accounts	2,174,952	33.4%	1.63%	2,358,306	33.5%	0.26%	2,018,977	29.2%	0.31%
Certificate of deposit accounts	928,143	14.2%	1.68%	1,117,695	15.9%	0.71%	1,389,998	20.1%	1.44%
Brokered deposit accounts	310,144	4.8%	3.00%	165,542	2.3%	0.04%	693,909	10.0%	0.39%
Total interest-bearing deposits	4,719,628	72.4%	1.41%	5,161,444	73.2%	0.30%	5,318,491	77.0%	0.57%
Total deposits	$6,522,146	100.0%	1.02%	$7,049,906	100.0%	0.22%	$6,910,696	100.0%	0.44%

The Company seeks to increase its core deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 117.2% as of December 31, 2022, compared to 101.5% as of December 31, 2021.
Total deposits decreased $0.5 billion, or 7.5%, to $6.5 billion as of December 31, 2022, compared to $7.0 billion as of December 31, 2021. Deposits as a percentage of total assets decreased from 82.0% as of December 31, 2021 to 71.0% as of December 31, 2022. The decrease in deposits as a percentage of total assets is due to decreases in all deposit accounts, with certificate of deposit accounts seeing the largest decrease.
In 2022, core deposits decreased $0.5 billion. The ratio of core deposits to total deposits decreased from 81.8% as of December 31, 2021 to 81.0% as of December 31, 2022, as a result of decreases in all core deposit accounts.

Certificate of deposit accounts decreased $189.6 million to $0.9 billion as of December 31, 2022, compared to $1.1 billion as of December 31, 2021. Certificate of deposit accounts decreased as a percentage of total deposits to 14.2% as of December 31, 2022 from 15.9% as of December 31, 2021.

Brokered deposits increased $144.6 million to $310.1 million as of December 31, 2022, compared to $165.5 million as of December 31, 2021. Brokered deposits increased as a percentage of total deposits to 4.8% as of December 31, 2022 from 2.3% as of December 31, 2021. The increase in brokered deposits was primarily driven by the purchase of brokered certificate of deposits. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,879,620	27.3%	—%	$1,787,959	25.8%	—%	$1,451,556	22.5%	—%
NOW accounts	598,267	8.7%	0.14%	502,189	7.3%	0.10%	408,374	6.3%	0.12%
Savings accounts	882,881	12.8%	0.25%	793,141	11.5%	0.12%	670,217	10.4%	0.22%
Money market accounts	2,387,670	34.6%	0.64%	2,288,740	33.1%	0.27%	1,817,085	28.2%	0.52%
Total core deposits	5,748,438	83.4%	0.32%	5,372,029	77.6%	0.14%	4,347,232	67.5%	0.40%
Certificate of deposit accounts	998,580	14.5%	0.82%	1,210,451	17.5%	0.97%	1,577,104	24.5%	1.92%
Brokered deposit accounts	146,038	2.1%	1.99%	338,734	4.9%	0.38%	512,803	8.0%	1.28%
Total deposits	$6,893,056	100.0%	0.43%	$6,921,214	100.0%	0.30%	$6,437,139	100.0%	0.75%

As of December 31, 2022 and 2021, the Company had outstanding certificate of deposit of $250,000 or more, maturing as follows:

	At December 31,
	2022		2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$108,100	1.32%	$182,082	0.58%
Over six months through 12 months	62,489	1.82%	125,888	0.66%
Over 12 months	101,654	2.96%	51,377	1.86%
Total certificate of deposit of $250,000 or more	$272,243	2.05%	$359,347	0.79%
Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$542,923	$404,814	$1,033,643
Maximum amount outstanding at any month end during the year	1,432,652	686,346	1,406,669
Balance outstanding at end of year	1,432,652	357,321	820,247
Weighted average interest rate for the period	2.87%	2.06%	1.73%
Weighted average interest rate at end of period	4.41%	1.70%	1.51%
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
FHLBB borrowings increased $1.1 billion to $1.2 billion as of December 31, 2022 from $147.9 million as of December 31, 2021. The increase in FHLBB borrowings was primarily due to liquidity needs.
Other Borrowed Funds
In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased
$43.5 million to $52.0 million as of December 31, 2022 from $95.5 million as of December 31, 2021.

The Company has access to a $30.0 million committed line of credit as of December 31, 2022. As of December 31, 2022 and December 31, 2021, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $863.0 million. As of
December 31, 2022, the Company had no borrowings on outstanding uncommitted lines compared to December 31, 2021, when the Company had $30.0 million borrowings on outstanding uncommitted lines.

Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2022, the Company had capitalized costs of $0.7 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2022	December 31, 2021
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2023	$4,887	$4,868
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2023	4,830	4,802
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,327	74,227
			Total	$84,044	$83,897
On and after July 3, 2023 (the first London banking day after June 30, 2023), references to 3-month LIBOR will mean the 3-month CME Term SOFR.
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

The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2022 and 2021:

	At December 31, 2022	At December 31, 2021
	(Dollars in Thousands)
Interest rate derivatives	$150,000	$6,000
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$1,489,709	$1,324,608
Pay fixed, receive variable	1,489,709	1,324,608
Risk participation-out agreements	393,624	288,374
Risk participation-in agreements	75,223	77,016
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$2,383	$2,004
Sells foreign currency, buys U.S. currency	2,400	2,006
Fixed weighted average interest rate from the Company to counterparty	2.65%	2.85%
Floating weighted average interest rate from counterparty to the Company	4.68%	0.78%
Weighted average remaining term to maturity (in months)	69	82
Fair value:
Recognized as an asset:
Interest rate derivatives	$34	$43
Loan level derivatives	108,963	73,462
Risk participation-out agreements	347	1,236
Foreign exchange contracts	130	9
Recognized as a liability:
Interest rate derivatives	$3,170	$1
Loan level derivatives	108,963	73,462
Risk participation-in agreements	31	207
Foreign exchange contracts	112	7
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $992.1 million as of December 31, 2022, representing a $3.2 million decrease compared to $995.3 million at December 31, 2021. The decrease for the twelve months ended December 31, 2022, primarily reflects the unrealized loss on securities available-for-sale of $60.3 million, dividends paid by the Company of $40.1 million, and the common stock repurchase of $13.8 million, partially offset by net income attributable to the Company of $109.7 million.
For the year ended December 31, 2022, the dividend payout ratio was 36.5%, compared to 32.5% for the year ended December 31, 2021. The dividends paid in the fourth quarter of 2022 represented the Company's 95th consecutive quarter of dividend payments. The Company's quarterly dividend distribution for each quarter was $0.125, $0.130, $0.130, and $0.135 respectively per share for 2022.
Stockholders' equity represented 10.80% of total assets as of December 31, 2022 and 11.57% of total assets as of December 31, 2021. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.20% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2022 and 9.87% as of December 31, 2021.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2022, 2021 and 2020. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$706,580	$13,079	1.85%	$729,147	$12,178	1.67%	$750,689	$13,823	1.84%
Marketable and restricted equity securities	36,813	1,898	5.15%	34,074	1,172	3.44%	61,873	2,862	4.63%
Short-term investments	104,288	1,440	1.38%	217,784	252	0.12%	186,617	413	0.22%
Total investments	847,681	16,417	1.94%	981,005	13,602	1.39%	999,179	17,098	1.71%
Commercial real estate loans (2)	4,238,960	172,811	4.02%	3,854,357	139,451	3.57%	3,781,201	148,438	3.86%
Commercial loans (2)	744,972	34,105	4.52%	1,020,627	47,647	4.61%	1,140,699	41,391	3.57%
Equipment financing (2)	1,148,673	75,767	6.60%	1,081,287	71,906	6.65%	1,074,561	75,563	7.03%
Residential mortgage loans (2)	823,512	29,726	3.61%	788,614	27,933	3.54%	810,855	31,392	3.87%
Other consumer loans (2)	376,292	16,569	4.40%	369,326	11,209	3.03%	402,672	13,255	3.28%
Total loans and leases	7,332,409	328,978	4.49%	7,114,211	298,146	4.19%	7,209,988	310,039	4.30%
Total interest-earning assets	8,180,090	345,395	4.22%	8,095,216	311,748	3.85%	8,209,167	327,137	3.99%
Allowance for loan and lease losses	(95,542)			(110,122)			(105,824)
Non-interest-earning assets	538,855			533,106			580,226
Total assets	$8,623,403			$8,518,200			$8,683,569
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$598,267	853	0.14%	$502,189	493	0.10%	$408,374	484	0.12%
Savings accounts	882,881	2,228	0.25%	793,141	950	0.12%	670,217	1,503	0.22%
Money market accounts	2,387,670	15,392	0.64%	2,288,740	6,214	0.27%	1,817,085	9,519	0.52%
Certificate of deposit accounts	998,580	8,210	0.82%	1,210,451	11,758	0.97%	1,577,104	30,355	1.92%
Brokered deposit accounts	146,038	2,909	1.99%	338,734	1,298	0.38%	512,803	6,565	1.28%
Total interest-bearing deposits (3)	5,013,436	29,592	0.59%	5,133,255	20,713	0.40%	4,985,583	48,426	0.97%
Advances from the FHLBB	340,569	9,355	2.71%	232,175	3,302	1.40%	859,389	12,842	1.47%
Subordinated debentures and notes	83,971	5,133	6.11%	83,821	4,967	5.93%	83,667	5,038	6.02%
Other borrowed funds	118,383	1,335	1.13%	88,818	174	0.20%	90,587	348	0.38%
Total borrowed funds	542,923	15,823	2.87%	404,814	8,443	2.06%	1,033,643	18,228	1.73%
Total interest-bearing liabilities	5,556,359	45,415	0.82%	5,538,069	29,156	0.53%	6,019,226	66,654	1.11%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,879,620			1,787,959			1,451,556
Other non-interest-bearing liabilities	203,187			224,634			276,712
Total liabilities	7,639,166			7,550,662			7,747,494
Stockholders' equity	984,237			967,538			936,075
Total liabilities and equity	$8,623,403			$8,518,200			$8,683,569
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		299,980	3.40%		282,592	3.32%		260,483	2.88%
Less adjustment of tax-exempt income		209			219			320
Net interest income		$299,771			$282,373			$260,163
Net interest margin (5)			3.67%			3.49%			3.17%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.43%, 0.30% and 0.75% in the years ended December 31, 2022, 2021 and 2020, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2022 and December 31, 2021" and "Comparison of Years Ended December 31, 2021 and December 31, 2020" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(385)	$1,286	$901	$(390)	$(1,255)	$(1,645)
Marketable and restricted equity securities	101	625	726	(1,075)	(615)	(1,690)
Short-term investments	(203)	1,391	1,188	57	(218)	(161)
Total investments	(487)	3,302	2,815	(1,408)	(2,088)	(3,496)
Loans and leases:
Commercial real estate loans	14,740	18,620	33,360	2,651	(11,638)	(8,987)
Commercial loans and leases	(12,629)	(913)	(13,542)	(4,637)	10,893	6,256
Equipment financing	4,410	(549)	3,861	468	(4,125)	(3,657)
Residential mortgage loans	1,239	554	1,793	(842)	(2,617)	(3,459)
Other consumer loans	215	5,145	5,360	(1,065)	(981)	(2,046)
Total loans	7,975	22,857	30,832	(3,425)	(8,468)	(11,893)
Total change in interest and dividend income	7,488	26,159	33,647	(4,833)	(10,556)	(15,389)
Interest expense:
Deposits:
NOW accounts	116	244	360	100	(91)	9
Savings accounts	121	1,157	1,278	226	(779)	(553)
Money market accounts	281	8,897	9,178	2,027	(5,332)	(3,305)
Certificate of deposit accounts	(1,884)	(1,664)	(3,548)	(5,945)	(12,652)	(18,597)
Brokered deposit accounts	(1,100)	2,711	1,611	(1,715)	(3,552)	(5,267)
Total deposits	(2,466)	11,345	8,879	(5,307)	(22,406)	(27,713)
Borrowed funds:
Advances from the FHLBB	2,015	4,038	6,053	(8,956)	(584)	(9,540)
Subordinated debentures and notes	9	157	166	9	(80)	(71)
Other borrowed funds	78	1,083	1,161	(7)	(167)	(174)
Total borrowed funds	2,102	5,278	7,380	(8,954)	(831)	(9,785)
Total change in interest expense	(364)	16,623	16,259	(14,261)	(23,237)	(37,498)
Change in tax-exempt income	(10)	—	(10)	(101)	—	(101)
Change in net interest income	$7,862	$9,536	$17,398	$9,529	$12,681	$22,210
See "Comparison of Years Ended December 31, 2022 and December 31, 2021" and "Comparison of Years Ended December 31, 2021 and December 31, 2020" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2022 and December 31, 2021
Net Interest Income
Net interest income increased $17.4 million to $299.8 million for the year ended December 31, 2022 from $282.4 million for the year ended December 31, 2021. The increase year over year reflects a $30.8 million increase in interest income on loans and leases, along with a $2.8 million increase in interest income on investment securities and short term investments, offset by a $16.3 million increase in interest expense on deposit and borrowings, which is reflective of the rising interest rate environment.
Net interest margin increased by 18 basis points to 3.67% in 2022 from 3.49% in 2021. Excluding the PPP loans, net interest margin increased by 31 basis points to 3.65% in 2022 from 3.34% in 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.49% for the year ended December 31, 2022 from 4.19% for the year ended December 31, 2021.
The yield on interest-earning assets increased to 4.22% for the year ended December 31, 2022 from 3.85% for the year ended December 31, 2021. This increase is the result of higher yields on loans and leases and investments, partially offset by lower fee income from PPP loans. The Company recorded $4.8 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets for the year ended December 31, 2022 compared to $5.9 million, or 7 basis points, for the year ended December 31, 2021.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 29 basis points to 0.82% for the year ended December 31, 2022 from 0.53% for the year ended December 31, 2021. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to assets sensitive to changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and started to rise in the first quarter of 2022. In recent months, the yield curve has begun to invert and flatten on the long end. Short term rates are continuing to rise due to multiple rate hikes imposed by the FRB. The shape of the curve indicates rates will begin to fall within a year and flatten around the 7-year mark. This type of curve positively effects the Company’s net interest income, net interest spread, and net interest margin in the short term but will have a negative effect in the long term. Due to, among other things, ongoing pricing pressures in the loan and deposit portfolios, net interest income may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds, which is included in interest income and interest expense, respectively.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$172,811	$139,451	$33,360	23.9%
Commercial loans	33,896	47,426	(13,530)	(28.5)%
Equipment financing	75,767	71,906	3,861	5.4%
Residential mortgage loans	29,726	27,933	1,793	6.4%
Other consumer loans	16,569	11,211	5,358	47.8%
Total interest income—loans and leases	$328,769	$297,927	$30,842	10.4%
Interest income from loans and leases was $328.8 million for 2022, and represented a yield on total loans of 4.49%. This compares to $297.9 million of interest on loans and leases and a yield of 4.19% for 2021. The $30.8 million increase in interest income from loans and leases was primarily due to an increase of $8.0 million in origination volume, and an increase of $22.8 million related to interest rates changes.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$13,079	$12,178	$901	7.4%
Marketable and restricted equity securities	1,898	1,172	726	61.9%
Short-term investments	1,440	252	1,188	471.4%
Total interest income—investments	$16,417	$13,602	$2,815	20.7%
Total investment income was $16.4 million for the year ended December 31, 2022 compared to $13.6 million for the year ended December 31, 2021. As of December 31, 2022, the yield on total investments was 1.94% compared to 1.39% as of December 31, 2021. This year over year increase in total investment income of $2.8 million, or 20.7%, was driven by a $3.3 million increase due to rates and a $0.5 million decrease due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$853	$493	$360	73.0%
Savings accounts	2,228	950	1,278	134.5%
Money market accounts	15,392	6,214	9,178	147.7%
Certificate of deposit accounts	8,210	11,758	(3,548)	(30.2)%
Brokered deposit accounts	2,909	1,298	1,611	124.1%
Total interest expense—deposits	29,592	20,713	8,879	42.9%
Borrowed funds:
Advances from the FHLBB	9,355	3,302	6,053	183.3%
Subordinated debentures and notes	5,133	4,967	166	3.3%
Other borrowed funds	1,335	174	1,161	667.2%
Total interest expense—borrowed funds	15,823	8,443	7,380	87.4%
Total interest expense	$45,415	$29,156	$16,259	55.8%
Deposits
In 2022, interest paid on deposits increased $8.9 million, or 42.9%, compared to 2021. The increase in interest expense on deposits was driven by an increase of $11.3 million due to higher interest rates, offset by a decrease of $2.5 million primarily driven by the decline in volume of average certificate of deposit and brokered deposit balances.
Borrowed Funds
As of December 31, 2022, the Company's borrowed funds include: $1.2 billion in FHLBB advances, $110.8 million in other borrowed funds, and $84.0 million in subordinated debentures and notes. In 2022, the average balance of FHLBB advances increased $108.4 million, or 46.7%, the average balance of other borrowed funds, which includes repurchase agreements and other borrowings, increased $29.6 million, or 33.3%, and the average balance of subordinated debentures and notes increased $0.2 million, or 0.2%, for the year ended December 31, 2022.
For the year ended December 31, 2022, interest paid on borrowed funds increased $7.4 million, or 87.4% year over year. The cost of borrowed funds increased to 2.87% for the year ended December 31, 2022 from 2.06% for the year ended December 31, 2021. The increase in interest expense was driven by an increase of $5.3 million due to borrowing rates and an increase of $2.1 million due to volume. For the year ended December 31, 2022, purchase accounting accretion was $47.0 thousand on acquired borrowed funds compared to accretion of $51.0 thousand for the year ended December 31, 2021. Purchase accounting accretion had no impact on the Company's net interest margin.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Provision (credit) for credit losses:
Commercial real estate	$(1,046)	$(10,903)
Commercial	2,892	3,480
Consumer	872	(2,138)
Total provision (credit) for loan and lease losses	2,718	(9,561)
Unfunded credit commitments	5,807	1,724
Investment securities available-for-sale	102	—
Total provision (credit) for credit losses	$8,627	$(7,837)

For the year ended December 31, 2022, the provision for credit losses increased $16.4 million to $8.6 million from a credit of $7.8 million for the year ended December 31, 2021. This increase in the provision for 2022 is primarily related to loan growth and projected economic forecasts.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Deposit fees	$10,919	$10,578	$341	3.2%
Loan fees	2,208	2,095	113	5.4%
Loan level derivative income, net	4,246	4,680	(434)	(9.3)%
Gain (loss) on sales of investment securities, net	321	(38)	359	(944.7)%
Gain on sales of loans and leases	4,136	3,737	399	10.7%
Other	6,517	5,937	580	9.8%
Total non-interest income	$28,347	$26,989	$1,358	5.0%
For the year ended December 31, 2022, non-interest income increased $1.4 million, or 5.0%, to $28.3 million compared to $27.0 million for the same period in 2021. The increase was primarily driven by increases of $0.6 million in other income, $0.4 million in gain on sales of loans and leases, and $0.4 million in gain on sales of investment securities, partially offset by a decrease of $0.4 million in loan level derivative income, net.
Other income increased $0.6 million, or 9.8%, to $6.5 million for the year ended December 31, 2022 from $5.9 million for the same period in 2021, primarily driven by higher wealth management income, other income, commissions-insurance agency and rental income, partially offset by higher losses on interest rate derivatives, lower BOLI income, and higher losses on sale of fixed assets.
Gain on sales of loans and leases increased $0.4 million, or 10.7%, to $4.1 million for the year ended December 31, 2022 from $3.7 million for the same period in 2021, primarily driven by an increase in loan participations in 2022.
For the year ended December 31, 2022, gain on sales of investment securities increased $0.4 million, or 944.7%, to $0.3 million, compared to a loss of $38.0 thousand for the same period in 2021, primarily driven by a $6.1 million gain on sales of restricted equity securities, partially offset by a $5.8 million loss on sales of investments.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Compensation and employee benefits	$113,487	$106,786	$6,701	6.3%
Occupancy	16,002	14,961	1,041	7.0%
Equipment and data processing	20,833	18,322	2,511	13.7%
Professional services	5,060	4,694	366	7.8%
FDIC insurance	3,177	2,980	197	6.6%
Advertising and marketing	4,980	4,167	813	19.5%
Amortization of identified intangible assets	494	876	(382)	(43.6)%
Merger and acquisition expense	2,249	—	2,249	N/A
Other	13,260	9,822	3,438	35.0%
Total non-interest expense	$179,542	$162,608	$16,934	10.4%
For the year ended December 31, 2022, non-interest expense increased $16.9 million, or 10.4%, to $179.5 million compared to $162.6 million for the same period in 2021. The increase was primarily driven by increases of $6.7 million in compensation and employee benefits, $3.4 million in other expense, $2.5 million in equipment and data processing, $2.2 million in merger and acquisition expense, $1.0 million in occupancy, $0.8 million in advertising and marketing, and $0.4 million in professional services, partially offset by a decrease of $0.4 million in amortization of identified intangible assets.
The efficiency ratio increased to 54.72% for the year ended December 31, 2022 from 52.56% for the same period in 2021. The increase year over year was primarily driven by higher non-interest expense, partially offset by higher net interest income and non-interest income in 2022.
Compensation and employee benefits expense increased $6.7 million, or 6.3%, to $113.5 million for the year ended December 31, 2022 from $106.8 million for the same period in 2021. The increase was primarily driven by increases in employee headcount and salaries and a decrease in salaries deferred costs, partially offset by a decrease in retirement plan benefits.
Equipment and data processing expense increased $2.5 million, or 13.7%, to $20.8 million for the year ended December 31, 2022 from $18.3 million for the same period in 2021. The increase was primarily driven by higher software licenses and subscription expenses, professional services-IT consulting expense, equipment depreciation expense, and ATM maintenance expense.
Merger and acquisition expense increased $2.2 million to $2.2 million for the year ended December 31, 2022. For the same period in 2021, the Company did not incur any merger-related expenses. The increase in 2022 was primarily driven by merger-related expenses related to the PCSB acquisition.
Other expense increased $3.4 million, or 35.0%, to $13.3 million for the year ended December 31, 2022 from $9.8 million for the same period in 2021. The increase was primarily driven by a gain of $2.2 million on the sale of other real estate owned property in 2021, and increases in travel and accommodations expense in 2022, partially offset by decreases in commissions paid to a third party for new leases in 2022.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(Dollars in Thousands)
Income before provision for income taxes	$139,949	$154,591	$(14,642)	(9.5)%
Provision for income taxes	30,205	39,151	(8,946)	(22.8)%
Net income, before non-controlling interest in subsidiary	$109,744	$115,440	$(5,696)	(4.9)%
Effective tax rate	21.6%	25.3%	N/A	(14.6)%

The Company recorded income tax expense of $30.2 million for 2022, compared to $39.2 million for 2021. This represents an effective tax rate of 21.6% and 25.3% for 2022 and 2021, respectively. The decrease in the Company's effective tax rate is reflective of the Company's participation in energy tax credit deals done during the third and fourth quarters of 2022.
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
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$(10,903)	$41,573
Commercial	3,480	17,050
Consumer	(2,138)	1,003
Total provision for loan and lease losses	(9,561)	59,626
Unfunded credit commitments	1,724	2,260
Total provision for credit losses	$(7,837)	$61,886

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
Deposits, which are considered the most stable source of liquidity, totaled $6.5 billion as of December 31, 2022 and represented 82.0% of total funding (the sum of total deposits and total borrowings), compared to deposits of $7.0 billion, or 95.2% of total funding, as of December 31, 2021. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $5.3 billion as of December 31, 2022 and represented 81.0% of total deposits, compared to core deposits of $5.8 billion, or 81.8% of total deposits, as of December 31, 2021. Additionally, the Company had $310.1 million of brokered deposits as of December 31, 2022, which represented 4.8% of total deposits, compared to $165.5 million or 2.3% of total deposits, as of December 31, 2021. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.4 billion as of December 31, 2022, representing 18.0% of total funding, compared to $357.3 million, or 4.8% of total funding, as of December 31, 2021.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Company's total borrowing limit from the FHLBB for advances and repurchase agreements remained consistent at $1.7 billion as of December 31, 2022 and December 31, 2021, based on the level of qualifying collateral available for these borrowings. As of December 31, 2022, the Company had $1.2 billion outstanding with the FHLBB.
As of December 31, 2022, the Banks also have access to funding through certain uncommitted lines of credit of $863.0 million. The Company had a $30.0 million committed line of credit for contingent liquidity as of December 31, 2022.
The Company has access to the FRB's "discount window" to supplement its liquidity. The Company has $148.7 million of borrowing capacity at the FRB as of December 31, 2022. As of December 31, 2022, the Company did not have any borrowings with the FRB outstanding. As of December 31, 2022, the Company had no borrowings outstanding with these committed and uncommitted lines.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 5% and 15% of total assets. As of December 31, 2022, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 11.3% of total assets. This compares to $1.0 billion, or 12.2% of total assets as of December 31, 2021.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2022 and 2021, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company and the Banks exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See "Supervision and Regulation" in Item 1 and Note 19, "Regulatory Capital Requirements", for the Company's and the Banks' actual and required capital amounts and ratios.
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2022:
Advances from the FHLBB	$1,003,300	$227,471	$364	$6,688	$1,237,823
Subordinated debentures and notes	—	—	—	84,044	84,044
Other borrowed funds	110,785	—	—	—	110,785
Loan commitments (1)	2,767,752	—	—	—	2,767,752
Occupancy lease commitments (2)	5,890	7,689	3,996	5,416	22,991
Service provider contracts (3)	33,234	67,703	67,343	52,410	220,690
Postretirement benefit obligations (4)	588	1,457	1,852	14,195	18,092
	$3,921,549	$304,320	$73,555	$162,753	$4,462,177
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2022.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2022, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2022		December 31, 2021
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$22,790	7.4%	$27,487	10.2%
Up 200 basis points ramp	8,747	2.8%	16,549	6.1%
Up 100 basis points ramp	4,477	1.5%	10,875	4.0%
Down 100 basis points ramp	(6,160)	(2.0)%	(4,340)	(1.6)%
The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 7.4% as of December 31, 2022, compared to a positive 10.2% as of December 31, 2021. The balance sheet became less asset sensitive as deposit outflows caused a reliance on wholesale funding.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2022	At December 31, 2021
Up 300 basis points	0.3%	8.2%
Up 200 basis points	0.5%	5.8%
Up 100 basis points	0.8%	3.7%
Down 100 basis points	(3.0)%	(9.4)%
The Company's EVE asset sensitivity decreased from December 31, 2021 to December 31, 2022 due to deposit outflows, increase in wholesale funding, along with an inverted yield curve.
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2022.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$191,192	$—	$—	$—	$—	$191,192
Weighted average rate	3.83%	—%	—%	—%	—%	3.83%
Investment securities (1) (3)	145,151	62,165	60,707	109,831	278,912	656,766
Weighted average rate	1.91%	2.76%	1.47%	2.04%	2.11%	2.06%
Commercial real estate loans (1)	2,216,233	532,006	439,142	785,078	431,689	4,404,148
Weighted average rate	5.67%	4.27%	4.12%	4.24%	4.93%	5.02%
Commercial loans and leases (1)	990,299	438,043	290,313	240,514	57,330	2,016,499
Weighted average rate	6.87%	6.48%	6.34%	6.17%	6.56%	6.61%
Consumer loans (1)	648,907	138,862	104,474	145,803	185,695	1,223,741
Weighted average rate	5.85%	3.91%	3.80%	3.90%	4.88%	5.08%
Total interest-earning assets	4,191,782	1,171,076	894,636	1,281,226	953,626	8,492,346
Weighted average rate	5.77%	4.97%	4.62%	4.37%	4.20%	5.15%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$544,118	$544,118
Weighted average rate	—%	—%	—%	—%	0.18%	0.18%
Savings accounts	—	—	—	—	762,272	762,272
Weighted average rate	—%	—%	—%	—%	0.70%	0.70%
Money market savings accounts	2,174,952	—	—	—	—	2,174,952
Weighted average rate	1.63%	—%	—%	—%	—%	1.63%
Certificates of deposit (1)	615,083	269,882	22,000	21,178	—	928,143
Weighted average rate	1.20%	2.80%	1.83%	1.34%	—%	1.68%
Brokered deposits	267,691	42,646	—	(193)	—	310,144
Weighted average rate	2.73%	4.83%	—%	—%	—%	3.02%
Borrowed funds (1)	1,124,760	226,796	1,937	1,349	77,809	1,432,651
Weighted average rate	4.28%	4.83%	1.04%	2.94%	4.45%	4.37%
Total interest-bearing liabilities	4,182,486	539,324	23,937	22,334	1,384,199	6,152,280
Weighted average rate	2.35%	3.81%	1.77%	1.44%	0.70%	2.06%
Interest sensitivity gap (2)	$9,296	$631,752	$870,699	$1,258,892	$(430,573)	$2,340,066
Cumulative interest sensitivity gap	$9,296	$641,048	$1,511,747	$2,770,639	$2,340,066
Cumulative interest sensitivity gap as a percentage of total assets	0.10%	6.98%	16.46%	30.16%	25.47%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	0.11%	7.55%	17.80%	32.63%	27.56%
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

As of December 31, 2022, interest-earning assets maturing or repricing within one year amounted to $4.19 billion and interest-bearing liabilities maturing or repricing within one year amounted to $4.18 billion, resulting in a cumulative one-year positive gap position of $9.3 million or 0.11% of total interest-earning assets. As of December 31, 2021, the Company had a cumulative one-year positive gap position of $445.5 million, or 5.48% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2021 was due to a shift in funding mix from non-maturity deposits to wholesale funding.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2022 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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

4.3	Form of Global Note to represent the 6.000% Fixed-to-Floating Rate Subordinated Notes due September 15, 2029 (contained in the First Supplemental Indenture included as Exhibit 4.2)
4.4	Description of Registrant’s Securities
10.1+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011, as amended and restated January 1, 2018
10.4+	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2014)
10.4.1+	Form of Restricted Stock Award Agreement under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan
10.5+	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 13, 2021.
10.5.1+
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

10.6.1+	Amendment to the Employment Agreement, dated July 25, 2018, by and among the Brookline Bancorp, Inc., Brookline Bank and Paul Perrault.
10.6.2+
Second Amendment to the Employment Agreement, dated March 10, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 10, 2021).

10.6.3+	Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault.
10.8+
Employment Letter Agreement, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Mark J. Meiklejohn (incorporated by reference to Exhibit 10.3 of Pre-effective Amendment No. 2 of the Registration Statement on Form S-4 filed by the Company on July 25, 2011 (Registration Number 333-174731))

Exhibit	Description
10.9+	Form of Amended Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 9, 2014)
10.12+	Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Michael W. McCurdy.
10.13+	Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank, Bank Rhode Island and Carl M. Carlson.
10.14+
Employment Agreement, by and among Brookline Bancorp, Inc., PCSB Bank and Michael P. Goldrick, dated as of May 23, 2022 (incorporated by reference to Exhibit 10.2 of Brookline Bancorp, Inc.’s Form S-4 filed by Brookline Bancorp, Inc. with the Securities and Exchange Commission on June 27, 2022)

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

Date: February 27, 2023	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, Chairman and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Co-President, Chief Financial and Strategy Officer (Principal Financial Officer)
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ THOMAS J. HOLLISTER
	Margaret Boles Fitzgerald, Director		Thomas J. Hollister, Director
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ JOANNE CHANG	By:	/s/ BOGDAN NOWAK
	Joanne Chang, Director		Bogdan Nowak, Director
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ DAVID C. CHAPIN	By:	/s/ CHARLES H. PECK
	David C. Chapin, Director		Charles H. Peck, Director
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ JOHN M. PEREIRA
	John J. Doyle, Jr., Director		John M. Pereira, Director
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ JOHN A. HACKETT	By:	/s/ MERRILL W. SHERMAN
	John A. Hackett, Director		Merrill W. Sherman, Director
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ JOHN L. HALL, II	By:	/s/ JOSEPH J. SLOTNIK
	John L. Hall, II, Director		Joseph J. Slotnik, Lead Director
	Date: February 27, 2023		Date: February 27, 2023

By:	/s/ WILLARD I. HILL, JR.	By:	/s/ PETER O. WILDE
	Willard I. Hill, Jr., Director		Peter O. Wilde, Director
	Date: February 27, 2023		Date: February 27, 2023

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, the Company's internal control over financial reporting is effective based on those criteria.
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

Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the collective allowance for credit losses
As discussed in Notes 1 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and leases and unfunded commitments evaluated on a collective basis as of December 31, 2022 (the collective ACL) was $116.0 million, which consists of an allowance for loan and lease losses evaluated on a collective basis of $95.4 million and a reserve for unfunded commitments, evaluated on a collective basis of $20.6 million. The collective ACL is calculated using models developed by a third party, which include Commercial real estate lifetime, Commercial and industrial lifetime, and Retail lifetime models (collectively, the lifetime loss rate models). Lifetime loss rate models calculate the expected losses over the life of the loan based on the exposure at default, loan attributes and reasonable and supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of unfunded commitment assumptions. In order to capture the unique risk characteristics of the loan and lease portfolios, the lifetime loss rate models segment the portfolios based on individual loan attributes. The economic forecasts include various projections of Gross Domestic Product, interest rates, property price indices, and employment measures (the macroeconomic assumptions). The Company uses multiple economic forecasts, which are probability weighted and applied over the life of the loans and leases. The collective ACL estimate incorporates reasonable and supportable forecasts of various macroeconomic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecasts assumes each macroeconomic assumption will revert to long-term expectations. The Company calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. In addition, adjustments are made to the quantitative model outputs for relevant qualitative factors.
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
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the lifetime loss rate models by comparing them to relevant Company specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance testing of the lifetime loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology utilized to incorporate reasonable and supportable forecast scenarios and related weightings used for each macroeconomic assumption by comparing it to the Company’s business environment and relevant industry practices
•assessing the composition of the peer group used in determining the scalar used to calibrate the model results by comparing to specific portfolio risk characteristics
•assessing whether the loan portfolio is segmented by similar risk characteristics by comparing it to the Company’s business environment and relevant industry practices
•testing the conceptual soundness of the methodology used to determine the prepayment and utilization of unfunded commitments assumptions by comparing it to relevant Company specific metrics and trends and applicable industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

                    /s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 27, 2023

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2022	2021
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$191,767	$66,265
Short-term investments	191,192	261,472
Total cash and cash equivalents	382,959	327,737
Investment securities available-for-sale	656,766	720,866
Total investment securities	656,766	720,866
Loans and leases:
Commercial real estate loans	4,404,148	4,103,040
Commercial loans and leases	2,016,499	1,887,136
Consumer loans	1,223,741	1,164,281
Total loans and leases	7,644,388	7,154,457
Allowance for loan and lease losses	(98,482)	(99,084)
Net loans and leases	7,545,906	7,055,373
Restricted equity securities	71,307	28,981
Premises and equipment, net of accumulated depreciation of $92,219 and $87,176, respectively	71,391	70,359
Right-of-use asset operating leases	19,484	20,508
Deferred tax asset	52,237	38,987
Goodwill	160,427	160,427
Identified intangible assets, net of accumulated amortization of $40,123 and $39,628, respectively	1,781	2,276
Other real estate owned ("OREO") and repossessed assets, net	408	718
Other assets	223,170	176,390
Total assets	$9,185,836	$8,602,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,802,518	$1,888,462
Interest-bearing deposits:
NOW accounts	544,118	604,097
Savings accounts	762,271	915,804
Money market accounts	2,174,952	2,358,306
Certificate of deposit accounts	928,143	1,117,695
Brokered deposit accounts	310,144	165,542
Total interest-bearing deposits	4,719,628	5,161,444
Total deposits	6,522,146	7,049,906
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	1,237,823	147,907
Subordinated debentures and notes	84,044	83,897
Other borrowed funds	110,785	125,517
Total borrowed funds	1,432,652	357,321
Operating lease liabilities	19,484	20,508
Mortgagors' escrow accounts	5,607	6,296
Reserve for unfunded credits	20,602	14,794
Accrued expenses and other liabilities	193,220	158,455
Total liabilities	8,193,711	7,607,280

Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,074	736,826
Retained earnings	412,019	342,639
Accumulated other comprehensive (loss) income	(61,947)	(110)
Treasury stock, at cost; 7,731,445 shares and 7,037,464 shares, respectively	(94,873)	(84,718)
Unallocated common stock held by ESOP; 0 shares and 24,660 shares, respectively	—	(147)
Total stockholders' equity	992,125	995,342
Total liabilities and stockholders' equity	$9,185,836	$8,602,622
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$328,769	$297,927	$309,798
Debt securities	13,079	12,178	13,758
Marketable and restricted equity securities	1,898	1,172	2,848
Short-term investments	1,440	252	413
Total interest and dividend income	345,186	311,529	326,817
Interest expense:
Deposits	29,592	20,713	48,426
Borrowed funds	15,823	8,443	18,228
Total interest expense	45,415	29,156	66,654
Net interest income	299,771	282,373	260,163
Provision (credit) for credit losses	8,627	(7,837)	61,886
Net interest income after provision for credit losses	291,144	290,210	198,277
Non-interest income:
Deposit fees	10,919	10,578	9,050
Loan fees	2,208	2,095	2,048
Loan level derivative income, net	4,246	4,680	4,268
Gain (loss) on investment securities, net	321	(38)	1,970
Gain on sales of loans and leases	4,136	3,737	1,118
Other	6,517	5,937	6,190
Total non-interest income	28,347	26,989	24,644
Non-interest expense:
Compensation and employee benefits	113,487	106,786	100,985
Occupancy	16,002	14,961	15,386
Equipment and data processing	20,833	18,322	17,345
Professional services	5,060	4,694	5,157
FDIC insurance	3,177	2,980	4,229
Advertising and marketing	4,980	4,167	4,126
Amortization of identified intangible assets	494	876	1,271
Merger and acquisition expense	2,249	—	—
Other	13,260	9,822	12,345
Total non-interest expense	179,542	162,608	160,844
Income before provision for income taxes	139,949	154,591	62,077
Provision for income taxes	30,205	39,151	14,442
Net income	109,744	115,440	47,635
Earnings per common share:
Basic	$1.42	$1.48	$0.60
Diluted	1.42	1.48	0.60
Weighted average common shares outstanding during the year:
Basic	77,079,278	77,974,851	78,951,892
Diluted	77,351,834	78,243,416	79,103,289
Dividends declared per common share	$0.530	$0.490	$0.460

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Net income	$109,744	$115,440	$47,635

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(77,303)	(21,542)	21,683
Income tax (expense) benefit	17,038	4,747	(4,770)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(60,265)	(16,795)	16,913
Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	(327)	(38)	3,245
Income tax (expense) benefit	72	8	(715)
Net reclassification adjustments for securities gains (losses) included in net income	(255)	(30)	2,530
Net unrealized securities holding gains (losses)	(60,010)	(16,765)	14,383

Cash flow hedges:
Change in fair value of cash flow hedges	(2,899)	37	7
Reclassification adjustment for (income) expense recognized in earnings	(168)	(7)	—
Income tax (expense) benefit	788	—	—
Net change in fair value of cash flow hedges, net of taxes	(2,279)	30	7

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	611	183	(248)
Income tax (expense) benefit	(159)	(48)	65
Net adjustment of accumulated obligation for postretirement benefits	452	135	(183)

Other comprehensive gain (loss), net of taxes	(61,837)	(16,600)	14,207

Comprehensive income	47,907	98,840	61,842

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2022, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net income	—	—	109,744	—	—	—	109,744
Other comprehensive income (loss)	—	—	—	(61,837)	—	—	(61,837)
Common stock dividends of $0.53 per share	—	—	(40,077)	—	—	—	(40,077)
Restricted stock awards, net of awards surrendered	—	(4,310)	—	—	3,625	—	(685)
Compensation under recognition and retention plans	—	3,349	(287)	—	—	—	3,062
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (24,660 shares)	—	209	—	—	—	147	356
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$—	$992,125

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2022, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net income	—	—	115,440	—	—	—	115,440
Other comprehensive income (loss)	—	—	—	(16,600)	—	—	(16,600)
Common stock dividends of $0.48 per share	—	—	(37,463)	—	—	—	(37,463)
Restricted stock awards, net of awards surrendered	—	(3,192)	—	—	2,604	—	(588)
Compensation under recognition and retention plans	—	2,603	(230)	—	—	—	2,373
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)
Common stock held by ESOP committed to be released (26,454 shares)	—	237	—	—	—	144	381
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2022, 2021 and 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2019	$852	$736,601	$265,376	$2,283	$(59,073)	$(433)	$945,606
Net income	—	—	47,635	—	—	—	47,635
Other comprehensive income (loss)	—	—	—	14,207	—	—	14,207
Common stock dividends of $0.460 per share	—	—	(36,396)	—	—	—	(36,396)
Restricted stock awards, net of awards surrendered	—	(2,105)	—	—	1,730	—	(375)
Compensation under recognition and retention plans	—	2,520	(200)	—	—	—	2,320
Treasury stock, repurchase shares	—	—	—	—	(20,000)	—	(20,000)
Common stock held by ESOP committed to be released (28,434 shares)	—	162	—	—	—	142	304
Balance at Adoption of ASU 2016-13 (CECL)			(11,523)				(11,523)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Cash flows from operating activities:
Net income	$109,744	$115,440	$47,635
Adjustments to reconcile net income to net cash provided from operating activities:
Provision (credit) for credit losses	8,627	(7,837)	61,886
Deferred income tax expense (benefit)	4,357	5,833	(19,102)
Depreciation of premises and equipment	6,027	5,789	5,486
Amortization of investment securities premiums and discounts, net	1,631	3,162	2,809
Amortization of deferred loan and lease origination costs, net	4,934	6,278	7,316
Amortization of identified intangible assets	494	876	1,271
Amortization of debt issuance costs	101	100	101
Amortization (accretion) of acquisition fair value adjustments, net	41	(80)	(420)
(Gain) loss on investment securities, net	(321)	38	(1,970)
Gain on sales of loans and leases	(4,136)	(3,737)	(1,118)
Gain on sales of OREO	—	(2,231)	—
Write-down of OREO and other repossessed assets	178	239	1,036
Compensation under recognition and retention plans	3,062	2,373	2,361
ESOP shares committed to be released	356	381	304
Net change in:
Cash surrender value of bank-owned life insurance	(1,025)	(691)	(1,007)
Equity securities held-for-trading	—	520	1,781
Other assets	(48,725)	74,662	(77,778)
Accrued expenses and other liabilities	35,416	(67,903)	81,897
Net cash provided from operating activities	120,761	133,212	112,488

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	78,778	39,132	141,448
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	98,572	184,199	214,571
Purchases of investment securities available-for-sale	(197,632)	(223,073)	(503,495)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	—	—	6,302
Proceeds from redemption/sales of restricted equity securities	29,923	28,473	33,927
Purchase of restricted equity securities	(66,153)	(7,668)	(29,895)
Proceeds from sales of loans and leases held-for-investment, net	463,937	387,529	7,370
Net increase in loans and leases	(959,561)	(282,304)	(567,284)
Purchase of premises and equipment, net	(7,388)	(4,789)	(2,909)
Proceeds from sales of OREO and other repossessed assets	1,831	9,615	4,436
Net cash (used for) provided from investing activities	(557,693)	131,114	(695,529)

			(Continued)
See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts, including brokered	(532,446)	605,121	1,018,359
Increase (decrease) in certificates of deposit and brokered certificates of deposit	4,686	(465,867)	62,603
Proceeds from FHLBB advances	8,608,609	377,682	2,987,656
Repayment of FHLBB advances	(7,518,693)	(878,624)	(3,097,276)
(Decrease) increase in other borrowed funds, net	(14,732)	37,865	26,963
(Decrease) increase in mortgagors' escrow accounts, net	(689)	395	(1,331)
Repurchases of common stock	(13,780)	(9,979)	(20,000)
Payment of dividends on common stock	(40,077)	(37,463)	(36,396)
Payment of income taxes for shares withheld in share based activity	(724)	(636)	(410)
Net cash provided from (used for) financing activities	492,154	(371,506)	940,168
Net increase (decrease) in cash and cash equivalents	55,222	(107,180)	357,127
Cash and cash equivalents at beginning of year	327,737	434,917	77,790
Cash and cash equivalents at end of year	$382,959	$327,737	$434,917

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$41,040	$30,294	$68,510
Income taxes	22,554	27,797	29,392
Non-cash investing activities:
Transfer from loans to other repossessed assets	1,699	1,826	9,356

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company and Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution (collectively referred to as the "Banks"). Both Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC") and Clarendon Private, LLC ("Clarendon Private"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Until February 14, 2020 (the "Merger Closing Date"), the Company was also the parent of First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company. Effective upon the Merger Closing Date, First Ipswich was merged with and into Brookline Bank, with Brookline as the surviving institution.
Brookline Bank, which includes its wholly-owned subsidiaries Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation ("Macrolease"), previously a subsidiary of BankRI, was merged into Eastern Funding LLC in the second quarter of 2022. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Company's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in all New England states, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and wealth and investment advisory services. The Company also provides specialty equipment financing through its subsidiary Eastern Funding, which is based in New York City, New York, and Plainview, New York.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks (the "MDOB"). As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
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
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans, the review of goodwill and intangibles for impairment and the review of deferred tax assets for valuation allowance.
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
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2022 and 2021, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2022 and 2021, no impairment has been recognized.

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
Key assumptions used in the models include portfolio segmentation, prepayments, the expected utilization of unfunded commitments, risk rating and a scalar, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a loan equivalency ("LEQ") factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
Historical loss rate models apply a loss rate to the outstanding balance of the loan. Management uses historical loss rates for condominium association, auto, and government lease portfolio segments because these loans have distinct, historical, or expected loss patterns and a de minimus effect on the overall allowance and provision.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast, therefore, the models employ mean reversion techniques at the input level to predict credit losses for loans that are expected to mature beyond the forecast period. The forecasts utilized at December 31, 2022 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.

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

For December 31, 2022, management applied qualitative adjustments to the CRE lifetime loss rate and C&I lifetime loss rate. These adjustments were made based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. These qualitative adjustments resulted in additions to reserves for the CRE and C&I portfolio, as compared to the model output.

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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. A Company can perform a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. However, in accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated fair value to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2022 and 2021. Further analysis of the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
Derivatives
The Company utilizes loan level derivatives which consists of interest rate contracts (swaps, caps and floors), and risk participation agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the loan level derivatives at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging". These derivatives designated as cash flow hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments.
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
Compensation expense for the Company's Employee Stock Ownership Program ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares allocated by the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
ESOP is recorded as an adjustment to additional paid-in capital. As of December 31, 2022, all shares have been allocated and the ESOP has ended.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
income tax expense in the period for which the Company claims or expects to claim an uncertain tax position or in the period in which the Company's judgment changes regarding an uncertain tax position.
For new investment tax credits ("ITC"), the Company chose to apply the flow-through method and immediately recognize the ITC benefit in income tax expense, as opposed to deferring.
Treasury Stock
Any shares repurchased under the Company's share repurchase programs were purchased in open-market transactions and are held as treasury stock. Treasury stock also consists of common stock withheld to satisfy federal, state and local income tax withholding requirements for employee restricted stock awards upon vesting. All treasury stock is held at cost.
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2022, 2021 and 2020. Therefore, the Company has determined to be a single segment.
Accounting Standards Adopted in 2022, 2021 and 2020
In August 2018, FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)"("ASU 2018-14"), to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management evaluated ASU 2018-14 and as of December 31, 2020, the Company adopted ASU 2018-14 and determined the impact to be immaterial.
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
In January 2021, FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates ("IBORs"), particularly, the risk of cessation of the LIBOR. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. The Company has adopted the amendments in these updates and established a LIBOR transition committee to guide the Company’s transition from LIBOR. The Company has completed much of the work to transition off the LIBOR index consistent with industry timelines. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company has also evaluated its infrastructure and identified fallback rates as well as started offering alternative indices and new products tied to these alternative indices. The Company does not anticipate the adoption of these standards to have a material impact to the consolidated financial statements.
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946) which updated guidance to align with new SEC regulations with regards to statistical disclosures for banking and savings and loan institutions. This ASU is effective for fiscal years ending on or after December 15, 2021. The Company adopted ASU 2021-06 as of December 31, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(2) Acquisitions
PCSB Financial Corporation
On January 1, 2023, the Company completed its previously announced acquisition (the “merger”) of PCSB Financial Corporation (“PCSB”). Pursuant to the merger agreement, each share of PCSB common stock outstanding at the effective time of the merger was converted into the right to receive, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock was converted to Company common stock. Subsequent to the acquisition, PCSB’s bank subsidiary, PCSB Bank, operates as a separate subsidiary of the Company and has 15 banking offices throughout the Lower Hudson Valley of New York State.
The transaction will be accounted for as a business combination. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Given the close proximity between the transaction closing date and the Company’s Annual Report on Form 10-K, the preliminary purchase price allocation has not yet been completed. Management expects to complete the initial accounting for its merger with PCSB, including the purchase price allocation, later in the first quarter of 2023. As a result, the estimated fair values of the assets acquired and liabilities assumed, the valuation techniques and inputs used to measure and develop the fair values, and any goodwill recorded will be disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, along with supplemental pro forma financial information for the year ended December 31, 2022 as if the merger with PCSB had occurred as of January 1, 2022.
During the year ended December 31, 2022, the Company incurred merger-related expenses totaling $2.2 million, which consisted primarily of legal and professional fees.
(3) Cash, Cash Equivalents and Short-Term Investments
As of December 31, 2022 and 2021, there was no average amount required to be held before a credit for vault cash. Aggregate reserve balances included in cash and cash equivalents were $301.2 million and $251.8 million, respectively, as of December 31, 2022 and 2021.
Short-term investments are summarized as follows:

	At December 31,
	2022	2021
	(In Thousands)
FRB interest bearing reserve	$141,198	$235,108
FHLB overnight deposits	49,994	26,364
Total short-term investments	$191,192	$261,472
Short-term investments are stated at cost which approximates market value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$176,751	$—	$24,329	$152,422
GSE CMOs	19,977	—	1,757	18,220
GSE MBSs	159,824	1	19,249	140,576
Corporate debt obligations	14,076	—	312	13,764
U.S. Treasury bonds	362,850	280	31,823	331,307
Foreign government obligations	500	—	23	477
Total investment securities available-for-sale	$733,978	$281	$77,493	$656,766

	At December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$219,723	$2,017	$4,235	$217,505
GSE CMOs	27,892	274	27	28,139
GSE MBSs	196,930	3,749	907	199,772
Corporate debt obligations	22,178	505	—	22,683
U.S. Treasury bonds	253,878	1,136	2,746	252,268
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$721,101	$7,681	$7,916	$720,866
As of December 31, 2022, the fair value of all investment securities available-for-sale was $656.8 million, with net unrealized losses of $77.2 million, compared to a fair value of $720.9 million and net unrealized losses of $0.2 million as of December 31, 2021. As of December 31, 2022, $630.5 million, or 96.0% of the portfolio, had gross unrealized losses of $77.5 million, compared to $353.8 million, or 49.1% of the portfolio, with gross unrealized losses of $7.9 million as of December 31, 2021.
As of December 31, 2022 and 2021, the Company did not hold any equity securities held-for-trading.
Investment Securities as Collateral
As of December 31, 2022 and 2021, respectively, $387.9 million and $491.8 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2022 and 2021.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $2.6 million and $2.8 million, respectively, as of December 31, 2022 and 2021.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2022 and 2021.
Assessment for Available for Sale Securities for Impairment
Investment securities as of December 31, 2022 and 2021 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,719	$1,255	$95,703	$23,076	$152,422	$24,331
GSE CMOs	16,411	1,563	1,809	192	18,220	1,755
GSE MBSs	97,858	9,823	42,500	9,426	140,358	19,249
Corporate debt obligations	13,764	312	—	—	13,764	312
U.S. Treasury bonds	139,103	3,723	166,150	28,100	305,253	31,823
Foreign government obligations	477	23	—	—	477	23
Temporarily impaired investment securities available-for-sale	324,332	16,699	306,162	60,794	630,494	77,493
Total temporarily impaired investment securities	$324,332	$16,699	$306,162	$60,794	$630,494	$77,493

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$45,695	$1,487	$70,075	$2,748	$115,770	$4,235
GSE CMOs	2,712	27	—	—	2,712	27
GSE MBSs	57,656	907	—	—	57,656	907
U.S. Treasury bonds	177,162	2,746	—	—	177,162	2,746
Foreign government obligations	499	1	—	—	499	1
Temporarily impaired investment securities available-for-sale	283,724	5,168	70,075	2,748	353,799	7,916
Total temporarily impaired investment securities	$283,724	$5,168	$70,075	$2,748	$353,799	$7,916
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of December 31, 2022. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of December 31, 2022. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLBB and the Federal Farm Credit Bank. As of December 31, 2022, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in our available-for-sale portfolio with an estimated fair value of $2.7 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $4.2 million as of December 31, 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, the Company owned 32 GSE debentures with a total fair value of $152.4 million, and a net unrealized loss of $24.3 million. As of December 31, 2021, the Company held 45 GSE debentures with a total fair value of $217.5 million, and a net unrealized loss of $2.2 million. As of December 31, 2022, 31 of the 32 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 12 of the 45 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. For the year ended December 31, 2022 and 2021, the Company did not purchase GSE debentures.
As of December 31, 2022, the Company owned 32 GSE CMOs with a total fair value of $18.2 million and a net unrealized loss of $1.8 million. As of December 31, 2021, the Company held 33 GSE CMOs with a total fair value of $28.1 million with a net unrealized gain of $0.2 million. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 5 of the 33 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2022 and 2021, the Company did not purchase any GSE CMOs.
As of December 31, 2022, the Company owned 134 GSE MBSs with a total fair value of $140.6 million and a net unrealized loss of $19.2 million. As of December 31, 2021, the Company held 139 GSE MBSs with a total fair value of $199.8 million with a net unrealized gain of $2.8 million. As of December 31, 2022, 128 of the 134 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 16 of the 139 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the year ended December 31, 2022 and 2021, the Company did not purchase any GSE MBSs.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2022, the Company owned 4 corporate obligation securities with a total fair value of $13.8 million and a net unrealized loss of $0.3 million. As of December 31, 2021, the Company held 6 corporate obligation securities with a total fair value of $22.7 million and a net unrealized gain of $0.5 million. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2021, none of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2022 and 2021, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2022, the Company owned 41 U.S. Treasury bonds with a total fair value of $331.3 million and a net unrealized loss of $31.5 million. As of December 31, 2021, the Company owned 34 U.S. Treasury bonds with a total fair value of $252.3 million and a net unrealized loss of $1.6 million. As of December 31, 2022, 38 of the 41 securities in this portfolio were in an unrealized loss position. As of December 31, 2021, 18 of the 34 securities in this portfolio were in unrealized loss positions. For the years ended December 31, 2022 and 2021, the Company purchased $197.1 million and $223.1 million, respectively, of U.S. Treasury bonds.
Foreign Government Obligations
As of December 31, 2022 and 2021, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2022 and 2021, the security was in an unrealized loss position. During the year ended December 31, 2022, the Company repurchased the foreign government obligation security that matured during the first quarter of 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2022			2021
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$119,912	$119,075	3.10%	$53,791	$54,183	2.09%
After 1 year through 5 years	163,941	156,120	2.40%	139,068	141,928	1.95%
After 5 years through 10 years	291,284	244,847	1.30%	322,873	317,324	1.29%
Over 10 years	158,841	136,724	2.10%	205,369	207,431	1.96%
	$733,978	$656,766	2.06%	$721,101	$720,866	1.67%
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
As of December 31, 2022, issuers of debt securities with an estimated fair value of $53.1 million had the right to call or prepay the obligations. Of the $53.1 million, approximately $2.5 million matures in less then 1 year, $6.3 million matures in 1-5 years, $37.4 million matures in 6-10 years, and $6.9 million mature after ten years. As of December 31, 2021, issuers of debt securities with an estimated fair value of approximately $67.0 million had the right to call or prepay the obligations. Of the $67.0 million, approximately $3.1 million matures in less than 1 year, $9.4 million matures in 1-5 years, $44.9 million matures in 6-10 years, and $9.6 million matures after ten years.
Security Sales
The proceeds from the sale of investment securities available-for-sale were $78.8 million during the year ended December 31, 2022. This compares to $39.7 million securities sold during the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021
	(In Thousands)
Proceeds from sales of investment securities available-for-sale	$78,778	$39,652

Gross gains from sales	—	273
Gross losses from sales	(5,785)	(303)
Gain (loss) on sales of securities, net	$(5,785)	$(30)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2022	2021
	(In Thousands)
FHLBB stock	$52,914	$10,488
FRB stock	18,241	18,241
Other restricted equity securities	152	252
	$71,307	$28,981
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2022 and 2021, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB paid a dividend to member banks at an annualized rate of 353 basis points in 2022. The FHLBB increased its dividend from 205 basis points in the first quarter of 2022 to 516 basis points in the fourth quarter of 2022. As of December 31, 2022, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2022 and 2021, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
(6) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At December 31, 2022		At December 31, 2021

	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,046,746	4.93%	$2,842,791	3.41%
Multi-family mortgage	1,150,597	4.74%	1,099,818	3.26%
Construction	206,805	6.51%	160,431	3.60%
Total commercial real estate loans	4,404,148	4.95%	4,103,040	3.38%
Commercial loans and leases:
Commercial(1)	752,948	6.03%	734,388	3.31%
Equipment financing	1,216,585	7.04%	1,105,611	6.86%
Condominium association	46,966	4.80%	47,137	4.34%
Total commercial loans and leases	2,016,499	6.61%	1,887,136	5.42%
Consumer loans:
Residential mortgage	844,614	3.98%	799,737	3.49%
Home equity	322,622	7.00%	324,156	3.27%
Other consumer	56,505	6.65%	40,388	2.90%
Total consumer loans	1,223,741	4.90%	1,164,281	3.41%
Total loans and leases	$7,644,388	5.38%	$7,154,457	3.92%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(1) Including $257 and $67,711 of PPP loans as of December 31, 2022 and 2021, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of December 31, 2022 and 2021.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $26.1 million and $16.7 million at December 31, 2022 and December 31, 2021, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination fees and costs included in total loans and leases were $11.3 million and $10.9 million as of December 31, 2022 and 2021, respectively.
The Banks and their subsidiaries lend primarily in all New England states, with the exception of equipment financing, 26.5% of which is in the greater New York and New Jersey metropolitan area and 73.5% of which is in other areas in the United States of America as of December 31, 2022.

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(Dollars In Thousands)
Balance at beginning of year	$111,326	$78,201
New loans granted during the year	1,675	5,053
Loans reclassified as insider loans	—
Advances on lines of credit	1,233	44,638
Repayments	9,343	(16,566)
Balance at end of year	$123,577	$111,326

Unfunded commitments on extensions of credit to related parties totaled $12.1 million and $28.5 million as of December 31, 2022 and 2021, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2022 and 2021, there were $2.4 billion and $2.7 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2022 and 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(7) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(5,068)	(28)	(5,133)
Recoveries	24	1,725	64	1,813
(Credit) provision for loan and lease losses excluding unfunded commitments	(1,046)	2,892	872	2,718
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
Provision for loan and lease losses excluding unfunded commitments	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $20.6 million and $14.8 million at December 31, 2022 and December 31, 2021, respectively. The increase in allowance for unfunded commitments was primarily driven by the increase in such commitments from $1.7 billion at December 31, 2021 to $5.8 billion at December 31, 2022. No credit commitments were charged off against the liability account in the years ended December 31, 2022 and 2021.
Provision for Credit Losses
The (credit) provisions for credit losses are set forth below for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(1,046)	$(10,903)	$41,573
Commercial	2,892	3,480	17,050
Consumer	872	(2,138)	1,003
Total provision (credit) for loan and lease losses	2,718	(9,561)	59,626
Unfunded credit commitments	5,807	1,724	2,260
Investment securities available-for-sale	102	—	—
Total provision (credit) for credit losses	$8,627	$(7,837)	$61,886

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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at December 31, 2022 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.
As of December 31, 2022, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $95.4 million as of December 31, 2022, compared to $95.8 million as of December 31, 2021. The overall decline in the general allowance for credit losses is mostly attributable to further normalizing of economic forecasts offset by loan growth during the year.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The specific allowance for loan and lease losses was $3.1 million as of December 31, 2022, compared to $3.3 million as of December 31, 2021. The decrease of $0.2 million was primarily driven by a $2.4 million decrease in specific reserve for select equipment financing relationships offset by a $2.2 million increase in the specific reserve for C&I relationships.
As of December 31, 2022, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolio.

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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2022 and December 31, 2021 by credit quality indicator and year originated.

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$475,105	$622,952	$290,913	$362,339	$210,954	$971,274	$55,464	$9,167	$2,998,168
OAEM	—	2,600	112	14,805	2,841	25,875	—	—	46,233
Substandard	—	—	—	—	—	2,345	—	—	2,345
Total	475,105	625,552	291,025	377,144	213,795	999,494	55,464	9,167	3,046,746
Multi-Family Mortgage
Pass	162,139	226,502	132,893	114,109	142,271	324,415	4,823	36,662	1,143,814
Substandard	—	—	—	—	—	6,783	—	—	6,783
Total	162,139	226,502	132,893	114,109	142,271	331,198	4,823	36,662	1,150,597
Construction
Pass	82,650	73,995	13,787	16,421	3,306	—	6,456	—	196,615
OAEM	842	8,641	—	—	—	—	—	—	9,483
Substandard	—	—	—	—	—	707	—	—	707
Total	83,492	82,636	13,787	16,421	3,306	707	6,456	—	206,805
Commercial
Pass	178,212	116,674	48,713	22,809	29,350	52,866	273,467	1,071	723,162
OAEM	—	109	—	14,821	—	—	2,187	—	17,117
Substandard	—	3,835	1,215	494	—	30	6,461	632	12,667
Doubtful	—	—	—	—	—	1	—	1	2
Total	178,212	120,618	49,928	38,124	29,350	52,897	282,115	1,704	752,948

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Equipment Financing
Pass	443,323	282,398	185,007	140,931	76,595	60,980	13,236	1,301	1,203,771
OAEM	1,019	1,453	184	455	13	—	—	—	3,124
Substandard	608	784	1,514	2,597	2,503	1,669	—	—	9,675
Doubtful	—	—	—	—	2	13	—	—	15
Total	444,950	284,635	186,705	143,983	79,113	62,662	13,236	1,301	1,216,585
Condominium Association
Pass	5,821	7,743	8,810	5,858	1,603	12,227	4,823	23	46,908
Substandard	—	—	—	—	—	58	—	—	58
Total	5,821	7,743	8,810	5,858	1,603	12,285	4,823	23	46,966
Other Consumer
Pass	411	393	15	13	1,503	750	53,418	1	56,504
Substandard	—	—	—	—	—	—	1	—	1
Total	411	393	15	13	1,503	750	53,419	1	56,505
Total
Pass	1,347,661	1,330,657	680,138	662,480	465,582	1,422,512	411,687	48,225	6,368,942
OAEM	1,861	12,803	296	30,081	2,854	25,875	2,187	—	75,957
Substandard	608	4,619	2,729	3,091	2,503	11,592	6,462	632	32,236
Doubtful	—	—	—	—	2	14	—	1	17
Total	$1,350,130	$1,348,079	$683,163	$695,652	$470,941	$1,459,993	$420,336	$48,858	$6,477,152
As of December 31, 2022, there were no loans categorized as definite loss.

The following table presents the recorded investment in loans in each class as of December 31, 2021 by credit quality indicator.

	At December 31, 2021
	Commercial Real Estate	Multi-Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Loan rating:
Pass	$2,782,983	$1,098,629	$156,636	$721,245	$1,088,197	$47,053	$40,387	$5,935,130
OAEM	46,585	1,189	—	8,324	2,176	—	—	58,274
Substandard	13,223	—	3,795	4,817	15,224	84	1	37,144
Doubtful	—	—	—	2	14	—	—	16
Total loans	$2,842,791	$1,099,818	$160,431	$734,388	$1,105,611	$47,137	$40,388	$6,030,564
As of December 31, 2021, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$108,125	$176,341	$95,484	$61,763	$38,949	$132,359	$4,942	$348	$618,311
661 - 700	15,018	21,450	17,611	11,388	8,308	29,999	—	—	103,774
600 and below	6,133	3,754	5,275	2,833	2,264	14,688	—	—	34,947
Data not available*	28,097	6,661	712	3,316	—	48,796	—	—	87,582
Total	157,373	208,206	119,082	79,300	49,521	225,842	4,942	348	844,614
Home Equity
Credit Scores
Over 700	3,833	1,399	1,128	1,209	984	6,862	247,188	2,304	264,907
661 - 700	787	92	35	249	272	1,329	41,050	296	44,110
600 and below	89	87	48	93	—	360	8,744	595	10,016
Data not available*	6	6	—	—	—	1,029	2,279	269	3,589
Total	$4,715	$1,584	$1,211	$1,551	$1,256	$9,580	$299,261	$3,464	$322,622
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2022 and 2021.

	At December 31, 2022
	Past Due						Past Due Greater Than 90 Days and Accruing	Non-accrual	Non-accrual with no related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$2,495	$199	$408	$3,102	$3,043,644	$3,046,746	$—	$607	$262
Multi-family mortgage	—	180	—	180	1,150,417	1,150,597	—	—	—
Construction	707	—	—	707	206,098	206,805	—	707	707
Total commercial real estate loans	3,202	379	408	3,989	4,400,159	4,404,148	—	1,314	969
Commercial loans and leases:
Commercial	740	—	343	1,083	751,865	752,948	—	464	—
Equipment financing	5,103	1,764	6,205	13,072	1,203,513	1,216,585	28	9,653	399
Condominium association	2,072	—	—	2,072	44,894	46,966	—	58	—
Total commercial loans and leases	7,915	1,764	6,548	16,227	2,000,272	2,016,499	28	10,175	399
Consumer loans:
Residential mortgage	677	70	1,466	2,213	842,401	844,614	1	2,680	1,091
Home equity	443	—	155	598	322,024	322,622	4	723	—
Other consumer	1	5	2	8	56,497	56,505	—	2	—
Total consumer loans	1,121	75	1,623	2,819	1,220,922	1,223,741	5	3,405	1,091
Total loans and leases	$12,238	$2,218	$8,579	$23,035	$7,621,353	$7,644,388	$33	$14,894	$2,459

There is no interest income recognized on non-accrual loans for the year ending December 31, 2022.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$62	$2,982	$68	$3,112
Collectively evaluated	68,092	23,622	3,656	95,370
Total	$68,154	$26,604	$3,724	$98,482

Loans and Leases:
Individually evaluated	$11,039	$14,346	$3,863	$29,248
Collectively evaluated	4,393,109	2,002,153	1,219,878	7,615,140
Total	$4,404,148	$2,016,499	$1,223,741	$7,644,388

	At December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$—	$3,236	$38	$3,274
Collectively evaluated	69,213	23,819	2,778	95,810
Total	$69,213	$27,055	$2,816	$99,084

Loan and Lease Losses:
Individually evaluated	$16,906	$10,944	$4,853	$32,703
Collectively evaluated	4,086,134	1,876,192	1,159,428	7,121,754
Total	$4,103,040	$1,887,136	$1,164,281	$7,154,457

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
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2022	At December 31, 2021
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,385	$12,580
On nonaccrual	3,527	6,709
Total troubled debt restructurings	$19,912	$19,289

Total troubled debt restructuring loans and leases increased by $0.6 million to $19.9 million at December 31, 2022 from $19.3 million at December 31, 2021. The increase was primarily driven by new TDR loans during the year ended December 31, 2022.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios, that were modified during the periods indicated, are as follows:

	At and for the Year Ended December 31, 2022
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial	15	6,227	6,227	2,230	—	—	—
Equipment financing	23	1,203	1,445	—	606	5	301
Home equity	1	106	106	—	—	—	—
Total loans and leases	39	7,536	7,778	2,230	606	5	301
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At and for the Year Ended December 31, 2021
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	1	$497	$493	$—	$—	—	$—
Commercial	1	19	17	—	—	—	—
Equipment financing	46	3,979	3,500	818	2,364	13	1,491
Residential mortgage	2	1,072	1,061	—	207	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	51	$5,879	$5,383	$818	$2,571	13	$1,491
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2020
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	—	$—	$—	$—	$—	1	$215
Commercial	2	3,029	2,970	—	—	—	—
Equipment financing	24	1,366	1,914	173	1,874	—	—
Home equity	2	476	465	—	265	—	—
Total loans and leases	28	4,871	5,349	173	2,139	1	215
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Extended maturity	$6,931	$2,704	$3,297
Adjusted principal	—	—	40
Adjusted interest rate	—	—	113
Combination maturity, principal, interest rate	847	2,679	1,899
Total loans modified	$7,778	$5,383	$5,349
The TDR loans and leases that were modified for the year ending December 31, 2022 and 2021 were $7.8 million and $5.4 million, respectively.
Net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2022, and 2021, were $0.1 million and $0.7 million, respectively.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of December 31, 2022 was $1.9 million. As of December 31, 2021, there were $1.3 million commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2022	2021
	(In Thousands)		(In Years)
Land	$12,329	$12,329	NA
Fine art	620	553	NA
Computer equipment	16,332	15,668	3
Vehicles	255	183	3 to 5
Core processing system and software	25,864	22,485	3 to 7.5
Furniture, fixtures and equipment	15,882	15,213	5 to 25
Office building and improvements	92,328	91,104	10 to 40
Total	163,610	157,535
Accumulated depreciation and amortization	92,219	87,176
Total premises and equipment	$71,391	$70,359
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expense related to premises and equipment totaled $6.1 million, $5.9 million, and $5.7 million, respectively.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Balance at beginning of year	$160,427	$160,427
Additions	—	—
Balance at end of year	$160,427	$160,427
The following is a summary of the Company's other intangible assets:

	At December 31, 2022			At December 31, 2021
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$38,294	$37,602	$692	$38,294	$37,107	$1,187
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$41,904	$40,123	$1,781	$41,904	$39,628	$2,276
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.36 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2022, 2021 and 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2023	$262
2024	151
2025	103
2026	74
2027	87
Thereafter	15
Total	$692
(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2022 and 2021, BankRI owned seven policies with a net cash surrender value of $43.7 million. As of December 31, 2022 and 2021, Brookline Bank, as successor-in-interest to First Ipswich Bank owned two policies with a net cash surrender value of $0.7 million, respectively.
The Company recorded a total of $1.0 million, $1.2 million, and $1.0 million of tax exempt income from these nine policies in 2022, 2021, and 2020, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income. Included in the 2021 income is a death benefit received on a former employee in the amount of $228 thousand.
Affordable Housing Investments
The Company invests in affordable housing projects that benefit low- and moderate-income individuals. As of December 31, 2022, the Company had investments in 19 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.
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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2022	2021
	(In Thousands)
Investments in affordable housing projects included in other assets	$21,985	$24,446
Unfunded commitments related to affordable housing projects included in other liabilities	5,211	4,987
Investment in affordable housing tax credits	2,941	2,988
Investment in affordable housing tax benefits	547	411

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2022	2021	2020
	(In Thousands)
Investment amortization included in provision for income taxes	$3,268	$3,192	$3,097
Amount recognized as income tax benefit	547	411	823
(11) Deposits
A summary of deposits follows:

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,802,518	—%	$1,888,462	—%
NOW accounts	544,118	0.18%	604,097	0.08%
Savings accounts	762,271	0.70%	915,804	0.09%
Money market accounts	2,174,952	1.63%	2,358,306	0.26%
Total core deposit accounts	5,283,859	0.79%	5,766,669	0.13%
Certificate of deposit accounts maturing:
Within six months	$379,017	0.95%	$493,512	0.53%
After six months but within 1 year	236,049	1.60%	432,601	0.56%
After 1 year but within 2 years	269,243	2.81%	128,714	1.35%
After 2 years but within 3 years	22,585	1.83%	32,250	2.34%
After 3 years but within 4 years	8,859	0.70%	19,568	1.49%
After 4 years but within 5 years	12,177	1.77%	10,852	0.67%
5+ Years	213	3.02%	198	0.35%
Total certificate of deposit accounts	928,143	1.68%	1,117,695	0.71%
Brokered deposit accounts	310,144	3.00%	165,542	0.04%
Total deposits	$6,522,146	1.02%	$7,049,906	0.22%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $272.2 million and $359.3 million as of December 31, 2022 and 2021, respectively.
Interest expense on deposit balances is summarized as follows

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$853	$493	$484
Savings accounts	2,228	950	1,503
Money market accounts	15,392	6,214	9,519
Certificate of deposit accounts	8,210	11,758	30,355
Brokered deposit accounts	2,909	1,298	6,565
Total interest-bearing deposits	$29,592	$20,713	$48,426

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $72.8 million and $109.6 million as of December 31, 2022 and 2021, respectively.
Collateral Pledged to Deposits
As of December 31, 2022 and 2021, $205.6 million and $340.9 million, respectively, of collateral was pledged for municipal deposits and TT&L.
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2022	2021
	(In Thousands)
Advances from the FHLBB	$1,237,823	$147,907
Subordinated debentures and notes	84,044	83,897
Other borrowed funds	110,785	125,517
Total borrowed funds	$1,432,652	$357,321
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Advances from the FHLBB	$9,355	$3,302	$12,842
Subordinated debentures and notes	5,133	4,967	5,038
Other borrowed funds	1,335	174	348
Total interest expense on borrowed funds	$15,823	$8,443	$18,228
Collateral Pledged to Borrowed Funds
As of December 31, 2022 and 2021, $2.1 billion and $2.4 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L. The Banks did not have any outstanding FRB borrowings as of December 31, 2022 and 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2022			2021
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$1,003,300	$—	4.37%	$114,798	$—	0.35%
Over 1 year to 2 years	226,100	—	4.83%	23,300	—	0.51%
Over 2 years to 3 years	1,371	—	0.41%	1,100	—	—%
Over 3 years to 4 years	—	—	—%	1,418	—	0.55%
Over 4 years to 5 years	364	—	0.76%	—	—	—%
Over 5 years	6,688	—	2.83%	7,291	—	2.73%
	$1,237,823	$—	4.44%	$147,907	$—	0.49%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2022. Total available borrowing capacity for advances from the FHLBB and FRB was $1.9 billion as of December 31, 2022 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $2.8 billion as of December 31, 2022.
Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2022	2021
	(Dollars In Thousands)
Outstanding at end of year	$110,785	$125,517
Average outstanding for the year	118,383	88,818
Maximum outstanding at any month-end	150,486	152,084
Weighted average rate at end of year	2.38%	0.15%
Weighted average rate paid for the year	1.13%	0.20%

In addition to advances from the FHLBB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $43.5 million to $52.0 million as of December 31, 2022 from $95.5 million as of December 31, 2021.

The Company has access to a $30.0 million committed line of credit as of December 31, 2022. As of December 31, 2022 and December 31, 2021, the Company did not have any borrowings on this committed line of credit outstanding.

The Banks also have access to funding through several uncommitted lines of credit of $863.0 million. As of December 31, 2022, the Company had no borrowings on outstanding uncommitted lines of credit compared to December 31, 2021, when the Company had $30.0 million borrowings on outstanding uncommitted lines of credit.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2022	December 31, 2021
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 25, 2023	$4,887	$4,868
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 16, 2023	4,830	4,802
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,327	74,227
			Total	$84,044	$83,897
On and after July 3, 2023 (the first London banking day after June 30, 2023), references to 3-month LIBOR will mean the 3-month CME Term SOFR.

The above carrying amounts of the acquired subordinated debentures included $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of December 31, 2022. This compares to $0.3 million of accretion adjustments and $0.8 million of capitalized debt issuance costs as of December 31, 2021.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2022	2021
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$414,217	$110,798
Commercial	291,188	162,931
Residential mortgage	14,036	28,685
Unadvanced portion of loans and leases	1,202,738	987,482
Unused lines of credit:
Home equity	700,201	611,212
Other consumer	97,313	64,589
Other commercial	526	414
Unused letters of credit:
Financial standby letters of credit	13,584	16,143
Performance standby letters of credit	31,330	17,145
Commercial and similar letters of credit	2,619	5,219
Interest rate derivatives	150,000	6,000
Loan level derivatives:
Receive fixed, pay variable	1,489,709	1,324,609
Pay fixed, receive variable	1,489,709	1,324,609
Risk participation-out agreements	393,624	288,374
Risk participation-in agreements	75,223	77,016
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,383	2,004
Sells foreign currency, buys U.S. currency	2,400	2,006
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
The reserve for unfunded credit commitments, which is included in other liabilities, was $20.6 million and $14.8 million as of December 31, 2022 and December 31, 2021, respectively. See Note 6, "Loans and Leases" for further discussion on the Company's methodology for determining the ACL, which includes the reserve for unfunded commitments.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Footnote 16.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as other assets. These leases have original terms ranging from 3 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of December 31, 2022 and 2021 as the discount rate to determine the net present value of the remaining lease payments.

	At December 31, 2022	At December 31, 2021	At December 31, 2020
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$6,305	$6,163	$6,386

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,481	$6,246	$6,518
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,082	$790	$72

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$19,484	$20,508	$24,143
Operating lease liabilities	19,484	20,508	24,143

Weighted Average Remaining Lease Term
Operating leases	7.39	6.36	6.95

Weighted Average Discount Rate
Operating leases	3.5%	3.1%	3.2%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments

(In Thousands)
2023	$5,890
2024	4,482
2025	3,207
2026	2,387
2027	1,609
Thereafter	5,416
Total	$22,991
Less imputed interest	(3,507)
$19,484
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $6.0 million in 2022. This compares to total rent expense of $5.9 million and $6.1 million in 2021 and 2020, respectively.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.2 million in 2022 compared to $0.1 million and $0.2 million in 2021 and 2020 respectively. The increase over the last year is due to a negotiated lease in 2022 and the negotiated early termination of a lease in 2021 coupled with a modification to an existing lease for a retail tenant. Rental income was reported in non-interest income in the Company's consolidated statements of income.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2022		2021		2020
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$109,744	$109,744	$115,440	$115,440	$47,635	$47,635

Denominator:
Weighted average shares outstanding	77,079,278	77,079,278	77,974,851	77,974,851	78,951,892	78,951,892
Effect of dilutive securities	—	272,556	—	268,565	—	151,397
Adjusted weighted average shares outstanding	77,079,278	77,351,834	77,974,851	78,243,416	78,951,892	79,103,289

EPS	$1.42	$1.42	$1.48	$1.48	$0.60	$0.60

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2022, 2021 and 2020, the Company’s other comprehensive income (loss) include the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(60,265)	(2,111)	452	(61,924)
Reclassification adjustment for (income) expense recognized in earnings	255	(168)	—	87
Balance at December 31, 2022	$(60,193)	$(2,242)	$488	$(61,947)

	Year Ended December 31, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(16,795)	37	183	(16,575)
Reclassification adjustment for (income) expense recognized in earnings	30	(7)	(48)	(25)
Balance at December 31, 2021	$(183)	$37	$36	$(110)

	Year Ended December 31, 2020
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2019	$2,199	$—	$84	$2,283
Other comprehensive income (loss)	17,087	7	(248)	16,846
Reclassification adjustment for (income) expense recognized in earnings	(2,704)	—	65	(2,639)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490

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
The Company believes using interest rate derivatives adds stability to interest income and expense and allows the Company to manage its exposure to interest rate movements. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments. The Company enters into interest rate swaps as hedging instruments against the interest rate risk associated with the Company's FHLB borrowings. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income, and is reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table reflects the Company's derivative positions as of the date indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes. As of December 31, 2022, the Company had no interest rate swaps on borrowings.

At December 31, 2022
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$150,000	3.77	4.11%	3.26%	$(3,030)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	132	$71,547	$69,454	$141,498	$68,140	$1,139,070	$1,489,709	$103,640
Pay fixed, receive variable	132	71,547	69,454	141,498	68,140	1,139,070	1,489,709	103,640
Risk participation-out agreements	54	38,931	22,979	27,508	6,222	297,984	393,624	347
Risk participation-in agreements	8	18,421	—	—	23,766	33,036	75,223	31

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	12	$2,383	$—	$—	$—	$—	$2,383	$130
Sells foreign currency, buys U.S. currency	12	2,400	—	—	—	—	2,400	112

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$8,244	$2,346	$83,461	$137,856	$1,092,702	$1,324,609	$63,798
Pay fixed, receive variable	135	8,244	2,346	83,461	137,856	1,092,702	1,324,609	63,798
Risk participation-out agreements	41	—	6,869	22,673	6,573	252,259	288,374	1,236
Risk participation-in agreements	8	—	18,718	—	—	58,298	77,016	207

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	10	$2,004	$—	$—	$—	$—	$2,004	$9
Sells foreign currency, buys U.S. currency	11	2,006	—	—	—	—	2,006	7

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(In Thousands)
Net (loss) gain recognized in income on:
Net risk participation agreements	$(714)	$(453)
Foreign exchange contracts	16	(6)
Total	$(698)	$(459)
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2022 and 2021. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2022, and 2021.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $2.4 million and $126.9 million in the normal course of business as of December 31, 2022 and 2021, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated:

	At December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$34	$—	$34	$—	$—	$34
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$—	$—	$108,963
Risk participation-out agreements	347	—	347	—	—	347
Foreign exchange contracts	130	—	130	—	—	130
Total	$109,474	$—	$109,474	$—	$—	$109,474

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,170	$—	$3,170	$—	$—	$3,170
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$2,393	$—	$106,570
Risk participation-in agreements	31	—	31	—	—	31
Foreign exchange contracts	112	—	112	—	—	112
Total	$112,276	$—	$112,276	$2,393	$—	$109,883

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$43	$—	$43	$—	$—	$43
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$—	$—	$73,462
Risk participation-out agreements	1,236	—	1,236	—	—	1,236
Foreign exchange contracts	9	—	9	—	—	9
Total	$74,750	$—	$74,750	$—	$—	$74,750

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$1	$—	$1	$—	$—	$1
Derivatives not designated as hedging instruments:
Loan level derivatives	$73,462	$—	$73,462	$118,461	$8,410	$(53,409)
Risk participation-in agreements	207	—	207	—	—	207
Foreign exchange contracts	7	—	7	—	—	7
Total	$73,677	$—	$73,677	$118,461	$8,410	$(53,194)
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

	Fair Value
	Year Ended December 31, 2022	Year Ended December 31, 2021
	(Dollars in Thousands)
Derivatives designated as hedges	$(3,136)	$42
(Loss) in OCI on derivatives (effective portion), net of tax	$(2,242)	$37
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$61	$7
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Current provision:
Federal	$17,414	$25,608	$22,450
State	8,434	8,119	7,077
Total current provision	25,848	33,727	29,527
Deferred provision (benefit)
Federal	3,994	3,972	(11,452)
State	363	1,452	(3,633)
Total deferred provision (benefit)	4,357	5,424	(15,085)
Total provision for income taxes	$30,205	$39,151	$14,442
Total provision for income taxes differed from the amounts computed due to the following:

	Year Ended December 31,
	2022	2021	2020
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$29,390	$32,464	$13,036
State taxes, net of federal income tax benefit	6,950	7,561	2,722
Bank-owned life insurance	(215)	(261)	(212)
Tax-exempt interest income	(163)	(171)	(220)
Merger and acquisition expense	302	—	—
Energy tax credits	(6,082)	—	—
Investments in affordable housing projects	(544)	(565)	(595)
Other, net	567	123	(289)
Total provision for income taxes	$30,205	$39,151	$14,442
Effective income tax rate	21.6%	25.3%	23.3%
The Company's effective tax rate was 21.6% as of December 31, 2022 compared to 25.3% as of December 31, 2021. The Company's effective tax rate was lower in 2022 due to the Company's participation in energy tax credit investments throughout the year.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2022	2021
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$30,901	$29,529
Right-of-use asset - operating leases	5,048	5,312
Deferred compensation	5,669	5,491
Identified intangible assets and goodwill	5,462	5,953
Supplemental Executive Retirement Plans	2,493	3,165
Postretirement benefits	1,187	517
Nonaccrual interest	558	817
Restricted stock and stock option plans	770	480
Unrealized loss on investment securities available-for-sale	17,019	52
Employee stock ownership plan	—	27
Unamortized PPP fee income	—	429
Other	569	486
Total gross deferred tax assets	69,676	52,258
Deferred tax liabilities:
Operating leases - liability	5,048	5,312
Identified intangible assets and goodwill	1,910	1,952
Deferred loan origination costs, net	3,507	3,238
Depreciation	277	829
Prepaid expense	290	159
Accrued Expense	5,463	774
Acquisition fair value adjustments	944	1,007
Total gross deferred tax liabilities	17,439	13,271
Net deferred tax asset	$52,237	$38,987
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
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2022 and 2021. The Company files U.S. federal and state income tax returns. As of December 31, 2022, the Company is subject to examination by the Massachusetts, Rhode Island and several other state tax authorities for tax years after December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2022, there were no shares of preferred stock issued.
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
Common Stock Repurchases
On March 9, 2020, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $10.0 million bringing the total authorized amount to $20.0 million. Effective March 24, 2020, the Company suspended the Program. On October 28, 2020, the Board authorized the resumption of the Program. In 2020, 1,715,730 shares of the Company's common stock were repurchased by the Company at a weighted average price of $11.66.
On January 27, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021. As of September 30, 2021, 690,253 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.46.
On November 10, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41. The Company suspended the program on June 24, 2022 and the program expired at the end of the year.

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
The liquidation account totaled $9.9 million (unaudited), $11.3 million (unaudited), and $11.5 million (unaudited) at
December 31, 2022, 2021 and 2020, respectively.
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
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2022, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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
The Company and the Banks are required to maintain a capital conservation buffer composed of common equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under applicable rules. The following table presents actual and required capital ratios as of December 31, 2022 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2022:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$893,978	12.05%	$333,851	4.50%	$519,323	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	903,695	10.26%	352,318	4.00%	352,318	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	903,695	12.18%	445,170	6.00%	630,657	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,071,078	14.44%	593,395	8.00%	778,831	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$570,530	11.24%	$228,415	4.50%	$355,312	7.00%	$329,933	6.50%
Tier 1 leverage capital ratio (2)	570,530	9.72%	234,786	4.00%	234,786	4.00%	293,483	5.00%
Tier 1 risk-based capital ratio (3)	570,530	11.24%	304,553	6.00%	431,451	8.50%	406,071	8.00%
Total risk-based capital ratio (4)	634,226	12.50%	405,905	8.00%	532,750	10.50%	507,381	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$244,422	10.32%	$106,579	4.50%	$165,790	7.00%	$153,948	6.50%
Tier 1 leverage capital ratio (2)	244,422	8.13%	120,257	4.00%	120,257	4.00%	150,321	5.00%
Tier 1 risk-based capital ratio (3)	244,422	10.32%	142,106	6.00%	201,317	8.50%	189,474	8.00%
Total risk-based capital ratio (4)	274,091	11.57%	189,518	8.00%	248,743	10.50%	236,898	10.00%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents actual and required capital ratios as of December 31, 2021 for the Company and the Banks under the regulatory capital rules then in effect.

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
Notes to Consolidated Financial Statements (Continued)
(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	34	35	38
Benefits paid	(34)	(35)	(38)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$2,026	$2,095	$1,757
Service cost	64	67	55
Interest cost	55	50	56
Estimated benefits paid	(34)	(35)	(38)
Actuarial (gain) loss	(581)	(151)	265
Benefit obligation at end of year	$1,530	$2,026	$2,095
Funded status at end of year	$1,530	$2,026	$2,095
Accumulated benefit obligation at end of year	$1,530	$2,026	$2,095
The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.5 million, $2.0 million, and $2.1 million as of December 31, 2022, 2021 and 2020, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Net periodic benefit expense:
Service cost	$64	$67	$55
Interest cost	55	50	56
Prior service credit	—	(2)	(21)
Actuarial gain	—	—	—
Net periodic benefit expense	$119	$115	$90
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	611	$185	$(227)
Prior service credit	—	(2)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$611	$183	$(248)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 5.02% in 2022, 2.77% in 2021 and 2.44% in 2020. There is no estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2023.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2022 for plan participants below age 65 and for plan participants over age 65 was 8.0% and 1.6%, respectively. In 2021, the rate for plan participants below age 65 and for plan participants over age 65 was (0.4)% and 4.7%, respectively. The health care trend rates for 2021 and 2022 are based on actual changes in medical premium rates for those years. The rates to be used in 2023 through 2026 are expected to be in the range of 7.5% to 6% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2022
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$25	$(20)
Effect on the accumulated postretirement benefit obligation	260	(213)
401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $3.8 million in 2022, $3.6 million in 2021, and $3.3 million in 2020.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2022, 2021 and 2020 were $477.6 thousand, $409.4 thousand, and $239.5 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2022, 2021, and 2020 were $1.3 thousand, $109.5 thousand, and $36.1 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2022, there were 14 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. In 2020, additional BOLI assets were transferred into the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total benefit under the SERPs for the year ended December 31, 2022 was $2.1 million compared to an expense in 2021 of $6.0 thousand and an expense in 2020 of $1.5 million. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2022 and 2021 were $10.7 million and $13.3 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 5.00% and 2.75% in the years 2022 and 2021, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock was payable in quarterly installments bearing an interest rate of 8.50% per annum and matured December 31, 2022. The loan was repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2022 and 2021, was $0.0 million and $0.3 million, respectively, and is eliminated in consolidation.
Shares of common stock used as collateral to secure the loan were released and available for allocation to eligible employees as the principal and interest on the loan was paid. The ESOP was amended in 2015 to permit all eligible participants in the ESOP as of July 1, 2015 or any eligible participants after July 1, 2015 to be fully vested in the ESOP upon the date of eligibility.
Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unallocated shares of common stock were generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.
As of December 31, 2022 and 2021, the ESOP held 0 and 24,660 unallocated shares, respectively, at an aggregate cost of $0.0 million and $0.1 million, respectively. The market value of such shares as of December 31, 2022 and 2021 was $0.0 million and $0.4 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2022, $0.4 million in 2021 and $0.3 million in 2020, based on the commitment to release to eligible employees 24,660 shares in 2022, 26,454 shares in 2021 and 28,434 shares in 2020.
Share-Based Compensation Plans
As of December 31, 2022, the Company had one active equity plan: the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan ("2021 Plan") with 1,750,000 authorized shares. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Company's 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan together referred to as the "Plans."

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
Total expense for the Plans was $3.3 million in 2022, $2.6 million in 2021 and $2.5 million in 2020, respectively. Total income tax benefits on vested awards was $0.0 million in 2022, $0.1 million in 2021, and $0.0 million in 2020. There were no income tax benefits on the 2020 vesting due to the stock price at the vesting date being lower than the stock price at the grant date. Dividends paid on unvested awards under the 2021 Plan, the 2014 Plan and the 2011 Plan were $0.2 million in 2022, $0.2 million in 2021, and $0.2 million in 2020.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2022:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2021	500,098	$12.70
Granted	310,349	13.80
Vested	(210,551)	13.51
Forfeited / Canceled	(3,384)	13.05
Added by Performance Factor	4,983	14.25
Outstanding at December 31, 2022	601,495	$12.99
Unrecognized compensation cost			$2,908
Weighted average remaining recognition period (months)			21 months
Stock Options
Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. There are currently no outstanding options.

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2022 and 2021.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021:

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$152,422	$—	$152,422
GSE CMOs	—	18,220	—	18,220
GSE MBSs	—	140,576	—	140,576
Corporate debt obligations	—	13,764	—	13,764
U.S. Treasury bonds	—	331,307	—	331,307
Foreign government obligations	—	477	—	477
Total investment securities available-for-sale	$—	$656,766	$—	$656,766
Interest rate derivatives	—	34	—	34
Loan level derivatives	—	108,963	—	108,963
Risk participation-out agreements	—	347	—	347
Foreign exchange contracts	—	130	—	130
Liabilities:
Interest rate derivatives	$—	$3,170	$—	$3,170
Loan level derivatives	—	108,963	—	108,963
Risk participation-in agreements	—	31	—	31
Foreign exchange contracts	—	112	—	112

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$217,505	$—	$217,505
GSE CMOs	—	28,139	—	28,139
GSE MBSs	—	199,772	—	199,772
Corporate debt obligations	—	22,683	—	22,683
U.S. Treasury bonds	—	252,268	—	252,268
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$720,866	$—	$720,866
Interest rate derivatives	—	43	—	43
Loan level derivatives	—	73,462	—	73,462
Risk participation-out agreements	—	1,236	—	1,236
Foreign exchange contracts	—	9	—	9
Liabilities:
Interest rate derivatives	$—	$1	$—	$1
Loan level derivatives	$—	$73,462	$—	$73,462
Risk participation-in agreements	—	207	—	207
Foreign exchange contracts	—	7	—	7
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2022 and December 31, 2021, no investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2022 or 2021.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021 are summarized below:

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$779	$779
OREO	—	—	—	—
Repossessed assets	—	408	—	408
Total assets measured at fair value on a non-recurring basis	$—	$408	$779	$1,187

	Carrying Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$802	$802
OREO	$—	$—	$—	$—
Repossessed assets	—	718	—	718
Total assets measured at fair value on a non-recurring basis	$—	$718	$802	$1,520
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

	Fair Value		Valuation Technique
	At December 31, 2022	At December 31, 2021
(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$779	$802	Appraisal of collateral (1)
Other real estate owned	—	—	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2022.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2022
Financial assets:
Loans and leases, net	$7,545,906	$7,450,654	$—	$—	$7,450,654
Financial liabilities:
Certificates of deposit	1,238,287	1,217,024	—	1,217,024	—
Borrowed funds	1,432,652	1,431,716	—	1,431,716	—
At December 31, 2021
Financial assets:
Loans and leases, net	$7,055,373	$6,983,524	$—	$—	$6,983,524
Restricted equity securities	28,981	28,981	—	—	28,981
Financial liabilities:
Certificates of deposit	1,283,237	1,283,012	—	1,283,012	—
Borrowed funds	357,321	350,471	—	350,471	—
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
Notes to Consolidated Financial Statements (Continued)
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
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2022 and 2021 and Statements of Income for the years ended December 31, 2022, 2021 and 2020 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2022	2021
	(In Thousands)
ASSETS
Cash and due from banks	$161,281	$88,823
Short-term investments	32	32
Total cash and cash equivalents	161,313	88,855
ESOP loan to Brookline Bank	—	252
Restricted equity securities	152	252
Premises and equipment, net	4,167	2,121
Deferred tax asset	2,646	2,249
Investment in subsidiaries, at equity	877,833	956,045
Goodwill	35,267	35,267
Other assets	15,799	10,804
Total assets	$1,097,177	$1,095,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$84,044	$83,897
Accrued expenses and other liabilities	21,008	16,606
Total liabilities	105,052	100,503

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 85,177,172 shares issued and 85,177,172 shares issued, respectively	852	852
Additional paid-in capital	736,074	736,826
Retained earnings	412,019	342,639
Accumulated other comprehensive (loss) income	(61,947)	(110)
Treasury stock, at cost; 7,731,445 shares and 7,037,464 shares, respectively	(94,873)	(84,718)
Unallocated common stock held by ESOP; 0 shares and 24,660 shares, respectively	—	(147)
Total stockholders' equity	992,125	995,342
Total liabilities and stockholders' equity	$1,097,177	$1,095,845

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$130,500	$88,000	$42,000
Marketable and restricted equity securities	—	—	52
ESOP loan to Brookline Bank	13	34	56
Intercompany loan to Brookline Bank	—	139	330
Total interest and dividend income	130,513	88,173	42,438
Interest expense:
Borrowed funds	5,188	5,043	5,108
Net interest income	125,325	83,130	37,330
Non-interest income:
Gain (loss) on securities, net	6,106	—	(1,306)
Other	425	13	123
Total non-interest income	6,531	13	(1,183)
Non-interest expense:
Compensation and employee benefits	1,531	1,540	403
Occupancy	1,735	1,605	1,689
Equipment and data processing (1)	(255)	(363)	(745)
Directors' fees	435	402	433
Franchise taxes	250	253	250
Insurance	663	678	570
Professional services	829	295	841
Advertising and marketing	82	62	35
Merger and acquisition expense	2,249	—	—
Other (1)	(1,360)	(1,288)	(1,571)
Total non-interest expense	6,159	3,184	1,905
Income before income taxes	125,697	79,959	34,242
Credit for income taxes	(421)	(1,837)	(1,427)
Income before equity in undistributed income of subsidiaries	126,118	81,796	35,669
Equity in undistributed income of subsidiaries	(16,374)	33,644	11,966
Net income	$109,744	$115,440	$47,635
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2022, 2021 and 2020 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$109,744	$115,440	$47,635
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	16,374	(33,644)	(11,966)
Depreciation of premises and equipment	1,211	1,111	1,546
Amortization of debt issuance costs	100	100	100
Equity securities held-for-trading	—	—	2,569
Other operating activities, net	(11,989)	(5,416)	(18,655)
Net cash provided from (used for) operating activities	115,440	77,591	21,229
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	252	250	250
Pay down of intercompany loan to Brookline Bank	—	10,000	20,000
Proceeds from sale of restricted equity securities	100	—	—
Purchase of premises and equipment	(3,257)	(1,820)	(555)
Net cash (used for) provided from investing activities	(2,905)	8,430	19,695
Cash flows from financing activities:
Payment of dividends on common stock	(40,077)	(37,463)	(36,396)
Net cash (used for) provided from financing activities	(40,077)	(37,463)	(36,396)
Net increase (decrease) in cash and cash equivalents	72,458	48,558	4,528
Cash and cash equivalents at beginning of year	88,855	40,297	35,769
Cash and cash equivalents at end of year	$161,313	$88,855	$40,297

(23) Revenue from Contracts with Customers
Overview
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
Notes to Consolidated Financial Statements (Continued)
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
(24) Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements and accompanying Notes thereto through the date of issuance, and determined that, except for the merger that is discussed within Note 2, "Acquisitions", no other significant events were identified requiring recognition or disclosure.