Form 10-Q
period 2023-03-31
BROOKLINE BANCORP INC
filed 2023-05-11
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

At April 30, 2023, the number of shares of common stock, par value $0.01 per share, outstanding was 88,665,135.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2023	At December 31, 2022
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$30,782	$191,767
Short-term investments	455,538	191,192
Total cash and cash equivalents	486,320	382,959
Investment securities available-for-sale, net	1,067,032	656,766
Total investment securities	1,067,032	656,766
Loans and leases:
Commercial real estate loans	5,610,414	4,404,148
Commercial loans and leases	2,147,149	2,016,499
Consumer loans	1,489,402	1,223,741
Total loans and leases	9,246,965	7,644,388
Allowance for loan and lease losses	(120,865)	(98,482)
Net loans and leases	9,126,100	7,545,906
Restricted equity securities	86,230	71,307
Premises and equipment, net of accumulated depreciation of $100,192 and $92,219, respectively	87,799	71,391
Right-of-use asset operating leases	30,067	19,484
Deferred tax asset	75,028	52,237
Goodwill	241,222	160,427
Identified intangible assets, net of accumulated amortization of $42,089 and $40,123, respectively	30,080	1,781
Other real estate owned ("OREO") and repossessed assets, net	508	408
Other assets	292,099	223,170
Total assets	$11,522,485	$9,185,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,899,370	$1,802,518
Interest-bearing deposits	6,557,092	4,719,628
Total deposits	8,456,462	6,522,146
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston and New York ("FHLB")	1,458,457	1,237,823
Subordinated debentures and notes	84,080	84,044
Other borrowed funds	87,565	110,785
Total borrowed funds	1,630,102	1,432,652
Operating lease liabilities	31,373	19,484
Mortgagors' escrow accounts	17,080	5,607
Reserve for unfunded credits	23,112	20,602
Accrued expenses and other liabilities	199,290	193,220
Total liabilities	10,357,419	8,193,711

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 85,177,172 shares issued, respectively	970	852
Additional paid-in capital	904,174	736,074
Retained earnings	407,528	412,019
Accumulated other comprehensive (loss) income	(52,688)	(61,947)
Treasury stock, at cost; 7,734,891 shares and 7,731,445 shares, respectively	(94,918)	(94,873)
Total stockholders' equity	1,165,066	992,125
Total liabilities and stockholders' equity	$11,522,485	$9,185,836
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2023	2022
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$121,931	$71,721
Debt securities	7,870	2,996
Restricted equity securities	1,255	328
Short-term investments	1,495	66
Total interest and dividend income	132,551	75,111
Interest expense:
Deposits	29,368	3,771
Borrowed funds	17,134	1,492
Total interest expense	46,502	5,263
Net interest income	86,049	69,848
Provision (credit) for credit losses	25,542	(164)
Provision for investment losses	—	4
Net interest income after provision for credit losses	60,507	70,008
Non-interest income:
Deposit fees	2,657	2,500
Loan fees	391	747
Loan level derivative income, net	2,373	686
Gain on investment securities, net	1,701	—
Gain on sales of loans and leases held-for-sale	1,638	344
Other	4,177	1,252
Total non-interest income	12,937	5,529
Non-interest expense:
Compensation and employee benefits	36,565	26,884
Occupancy	5,223	4,284
Equipment and data processing	6,462	5,078
Professional services	1,430	1,226
FDIC insurance	1,244	728
Advertising and marketing	1,410	1,272
Amortization of identified intangible assets	1,966	134
Merger and acquisition expense	6,409	—
Other	4,067	2,881
Total non-interest expense	64,776	42,487
Income before provision for income taxes	8,668	33,050
Provision for income taxes	1,108	8,345
Net income	$7,560	$24,705
Earnings per common share:
Basic	$0.09	$0.32
Diluted	0.09	0.32
Weighted average common shares outstanding during the year:
Basic	86,563,641	77,617,227
Diluted	86,837,806	77,926,822
Dividends paid per common share	$0.135	$0.125

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Net income	$7,560	$24,705

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	10,140	(37,542)
Non-credit gain on impairment of securities	—	—
Income tax (expense) benefit	(2,229)	8,275
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	7,911	(29,267)

Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	—	—
Income tax (expense) benefit	—	—
Net reclassification adjustments for securities gains (losses) included in net income	—	—
Net unrealized securities holding gains (losses)	7,911	(29,267)

Cash flow hedges:
Change in fair value of cash flow hedges	1,278	57
Income tax (expense) benefit	(332)	—
Net change in fair value of cash flow hedges, net of taxes	946	57

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(543)	2
Income tax (expense) benefit	141	—
Net reclassification adjustment for change in fair value of cash flow hedges	(402)	2

Net change in fair value of cash flow hedges	1,348	55

Other comprehensive income (loss), net of taxes	9,259	(29,212)

Comprehensive income	$16,819	$(4,507)

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	—	$992,125
Net income	—	—	7,560	—	—	—	7,560
PCSB acquisition	118	167,524	—	—	—		167,642
Other comprehensive income (loss)	—	—	—	9,259	—	—	9,259
Common stock dividends of $0.135 per share	—	—	(11,970)	—	—	—	(11,970)
Restricted stock awards issued, net of awards surrendered	—	(8)	—	—	(45)	—	(53)
Compensation under recognition and retention plans	—	584	(81)	—	—	—	503
Balance at March 31, 2023	$970	$904,174	$407,528	$(52,688)	$(94,918)	$—	$1,165,066

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net income	—	—	24,705	—	—	—	24,705
Other comprehensive income (loss)	—	—	—	(29,212)	—	—	(29,212)
Common stock dividends of $0.125 per share	—	—	(9,705)	—	—	—	(9,705)
Compensation under recognition and retention plan	—	757	(63)	—	—	—	694
Common stock held by ESOP committed to be released (6,609 shares)	—	75	—	—	—	36	111
Balance at March 31, 2022	$852	$737,658	$357,576	$(29,322)	$(84,718)	$(111)	$981,935

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Cash flows from operating activities:
Net income	$7,560	$24,705
Adjustments to reconcile net income to net cash provided from operating activities:
Provision (credit) for credit losses	25,542	(164)
Deferred income tax (benefit) expense	(1,470)	376
Depreciation of premises and equipment	1,967	1,461
Amortization (accretion) of investment securities premiums and discounts, net	(2,473)	646
Amortization of deferred loan and lease origination costs, net	1,063	1,438
Amortization of identified intangible assets	1,966	134
Amortization of debt issuance costs	25	26
Amortization (accretion) of acquisition fair value adjustments, net	(3,176)	(3)
Gain on investment securities, net	(1,701)	—
Gain on sales of loans and leases held-for-sale	(1,638)	(344)
Write-down (recovery) of other repossessed assets	62	(8)
Compensation under recognition and retention plans	814	694
ESOP shares committed to be released	—	111
Net change in:
Cash surrender value of bank-owned life insurance	138	(252)
Other assets	6,787	22,908
Accrued expenses and other liabilities	(17,503)	(35,584)
Net cash provided from operating activities	17,963	16,144

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	224,832	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	33,064	36,251
Purchases of investment securities available-for-sale	(274,440)	(84,135)
Proceeds from redemption/sales of restricted equity securities	16,198	3,860
Purchase of restricted equity securities	(27,119)	(3,945)
Proceeds from sales of loans and leases held-for-investment, net	128,942	28,093
Net increase in loans and leases	(430,373)	(100,454)
Acquisitions, net of cash and cash equivalents acquired	(80,209)	—
Purchase of premises and equipment, net	(3,774)	(497)
Proceeds from sales of other repossessed assets	89	427
Net cash used for investing activities	(412,790)	(120,400)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(383,919)	114,131
Increase (decrease) in certificates of deposit	750,542	(69,659)
Proceeds from FHLB advances	4,266,000	230,000
Repayment of FHLB advances	(4,098,408)	(176,671)
Decrease in other borrowed funds, net	(23,220)	(17,790)
Increase (decrease) in mortgagors' escrow accounts, net	(837)	(516)
Payment of dividends on common stock	(11,970)	(9,705)
Net cash provided from financing activities	498,188	69,790
Net increase (decrease) in cash and cash equivalents	103,361	(34,466)
Cash and cash equivalents at beginning of period	382,959	327,737
Cash and cash equivalents at end of period	$486,320	$293,271

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$43,785	$6,331
Income taxes	2,511	2,221
Non-cash investing activities:
Transfer from loans to other repossessed assets	$251	$691
Acquisition of PCSB Financial Corporation:
Fair value of assets acquired, net of cash and cash equivalents acquired	$1,931,528	$—
Fair value of liabilities assumed	1,676,110	—
Common stock issued	118

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and PCSB Bank, a New York-chartered commercial bank (collectively referred to as the "Banks"). The Banks are members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC") and Clarendon Private, LLC ("Clarendon Private"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries.
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation, previously a subsidiary of BankRI, was merged into Eastern Funding LLC in the second quarter of 2022. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 15 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Banks' activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Central New England and the Lower Hudson Valley of New York State, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through it subsidiary Eastern Funding, which operates in New York City, New York, and Plainview, New York.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (the "FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks (the "MDOB"). As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation (the "RIBD"). As a New York- chartered commercial bank, PCSB Bank is subject to regulation and supervision by the New York State Department of Financial Services ("NYDFS").
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC. As previously disclosed, on July 31, 2019, Brookline Bank converted to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated its withdrawal from the DIF and the concurrent charter conversion. Term deposits in excess of the FDIC insurance coverage as of July 31, 2019 will continue to be insured by the DIF until they reach maturity. Clarendon Private is also subject to regulation by the SEC.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the allowance for credit losses, the determination of fair market values of acquired assets and liabilities, including acquired loans, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDRs”) and also the disclosure of gross writeoff information included in required vintage disclosures. The Company adopted ASU 2022-02 as of January 1, 2023. The enhanced disclosure requirements provided for by ASU 2022-02 were adopted on a prospective basis. Reporting periods prior to the adoption of ASU 2022-02 are presented in accordance with the applicable GAAP. The adoption did not have a material impact on the Company’s consolidated financial statements. Additional details can be found in Note 5, "Allowance for Credit Losses".

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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
The transaction was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Fair value estimates of the assets acquired and liabilities assumed may be adjusted for a period up to one year (the measurement period) from the closing date of the merger if new information is obtained about facts and circumstances that existed as of the merger effective date that, if known, would have affected the measurement of the amounts recognized as of that date.
During the three months ended March 31, 2023, the Company incurred merger-related expenses totaling $6.4 million.
The following table summarizes the preliminary purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(In Thousands)
Purchase price consideration	$297,791
ASSETS
Cash	42,373
Investments	366,790
Loans	1,336,737
Allowance for credit losses on PCD loans	(2,344)
Premises and equipment	14,631
Core deposit and other intangibles	30,265
Other assets	104,654
Total assets acquired	$1,893,106
LIABILITIES
Deposits	$1,570,563
Borrowings	52,923
Other liabilities	52,624
Total liabilities assumed	$1,676,110
Net assets acquired	216,996
Goodwill	$80,795
In connection with the merger, Brookline Bancorp, Inc. recorded $80.8 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Investments
The fair values for investment securities available-for-sale were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates are based on observable inputs, including quoted market prices for similar instruments. Investment securities held-to-maturity were reclassified to investment securities available-for-sale based on the Company's intent at closing.
During the quarter, the Company restructured the investment portfolio acquired from PCSB. The Company sold approximately 75% of the portfolio which equates to $223 million of book value predominantly longer dated Agency MBS, Agency CMOs, Corporate and Municipal securities. The average duration of these securities was 6.2 years with an average risk weighting of assets of 31%. The Company recognized a $1.7 million gain from selling these securities.
Proceeds from the sale and additional cash on hand was used to purchase $274.4 million of short duration securities, the majority of which are US Treasuries, Agency MBS, and a small position of short term Municipal Bond Anticipation Notes. Additional details can be found in Note 3, "Investment Securities".
The average duration of these securities is 2.2 years with an average risk weighting of assets of 4%.
Loans
The fair value of the loan portfolio was calculated on an individual loan basis using discounted cash flow analysis, with results presented and assumptions applied on a summary basis. This analysis took into consideration the contractual terms of the loans and assumptions related to the cost of debt, cost of equity, servicing cost and other liquidity/risk premium considerations to estimate the projected cash flows. The loss rates for the loans were estimated using Probability of Default (cumulative) and Loss Given Default assumptions. The assumptions used in determining the fair value of the loan portfolio were considered reasonable from a market-participant viewpoint.
The Company recorded a $49.8 million discount from the results of the loan accounting valuation.
Deposits - Core Deposit Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the CDI was derived from using a financial institution-specific income approach. Factors examined in the valuation of the CDI intangible include customer attrition, deposit interest rates, service charge income, overhead expense, and costs of alternative funding.
The Company recorded a $30.3 million CDI from the results of the deposit valuation. There was $1.9 million of amortization recorded during the three months ended March 31, 2023. The CDI is being amortized at an accelerated rate over 7 years using the sum-of-the-years method.
Certificates of Deposits
The certificates of deposits were recorded at fair value. The determination of the fair value was calculated using discounted cash flow analysis, which involved present valuing the contractual payments over the remaining life of the certificate of deposit at market based-rates.
The Company recorded a $3.2 million discount from the results of the certificate of deposit valuation. There was $186 thousand of accretion recorded during the three months ended March 31, 2023.
Borrowings
The fair value of the FHLB advances were ascertained by using discounted cash flow analysis of the contractual payments over the remaining life of the advances at market-based interest rates. The FHLB advances were disaggregated on an individual advance basis and Management used FHLB of New York rates as of December 30, 2022 as the market rate in the present value calculation.
The Company recorded a $0.3 million discount on the assumed FHLB advances.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
PCD Loans and Leases
Purchased loans and leases that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses was established through an adjustment to the unpaid principal balance and non-credit discount at acquisition.
The following table reconciles the unpaid principal balance to the fair value of PCD loans and leases:

(In Thousands)
Total Unpaid principal balance	$16,824
Allowance for credit losses at acquisition	(2,344)
Non-credit discount	(974)
Fair value	$13,506
Supplemental Pro Forma Financial Information
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2022:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Net interest income	86,049	82,240
Non-interest income	11,236	6,452
Net income	24,806	9,188
The supplemental pro forma financial information does not necessarily reflect the results of operations that would have occurred had Brookline Bancorp, Inc. merged with PCSB on January 1, 2022. The supplemental pro forma financial information includes the impact of (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans and leases, investment securities, deposits, and borrowings, (ii) the amortization of recognized intangible assets, (iii) accreting and amortizing the discounts and premiums associated with acquired premises and leases, and (iv) the related estimated income tax effects. Costs savings and other business synergies related to the merger are not included in the supplemental pro forma financial information.
In addition, the supplemental pro forma financial information was adjusted to include the $6.4 million of merger-related expenses recognized during three months ended March 31, 2023, as summarized in the following table:

(In Thousands)
Compensation and benefits (1)	$1,221
Technology and equipment (2)	1,828
Professional and outside services (3)	3,199
Other expense (4)	162
Total merger-related expenses	$6,410
______________________________________________________________________
(1) Comprised primarily of severance and employee retention costs.
(2) Comprised primarily of technology contract termination fees.
(3) Comprised primarily of advisory, legal, accounting, and other professional fees.
(4) Comprised primarily of costs of travel and other miscellaneous expenses.

Brookline Bancorp, Inc.’s operating results for the three months ended March 31, 2023 includes the operating results of acquired assets and assumed liabilities of PCSB subsequent to the merger on January 1, 2023. The amount of interest income, non-interest income and net loss of $15.1 million, $2.8 million and ($8.2) million, respectively, attributable to the acquisition of PCSB were included in Brookline Bancorp, Inc.’s Consolidated Statement of Income for the three months ended March 31,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
2023. PCSB’s interest income, non-interest income and net loss noted above reflect management’s best estimates, based on information available at the reporting date.
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$198,454	$292	$21,524	$177,222
GSE CMOs	69,766	119	2,201	67,684
GSE MBSs	206,416	84	17,707	188,793
Municipal obligations	23,282	145	115	23,312
Corporate debt obligations	37,661	93	458	37,296
U.S. Treasury bonds	598,023	1,175	26,948	572,250
Foreign government obligations	500	—	25	475
Total investment securities available-for-sale	$1,134,102	$1,908	$68,978	$1,067,032

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$176,751	$—	$24,329	$152,422
GSE CMOs	19,977	—	1,757	18,220
GSE MBSs	159,824	1	19,249	140,576
Corporate debt obligations	14,076	—	312	13,764
U.S. Treasury bonds	362,850	280	31,823	331,307
Foreign government obligations	500	—	23	477
Total investment securities available-for-sale	$733,978	$281	$77,493	$656,766
As of March 31, 2023, the fair value of all investment securities available-for-sale was $1.1 billion, with net unrealized losses of $67.1 million, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of March 31, 2023, $763.4 million, or 72.6% of the portfolio, had gross unrealized losses of $69.0 million, compared to $630.5 million, or 96.0% of the portfolio, with gross unrealized losses of $77.5 million as of December 31, 2022.
As of March 31, 2023, the Company held no securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of March 31, 2023 and December 31, 2022, respectively, $626.1 million and $387.9 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston and New York ("FHLB") borrowings. The Banks had no outstanding FRB borrowings as of March 31, 2023 and December 31, 2022.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the Allowance for Credit Losses ("ACL") is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.2 million as of March 31, 2023 compared $2.6 million to as of December 31, 2022.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2023 and 2022.
Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2023 and December 31, 2022 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$12,467	$234	$124,811	$21,290	$137,278	$21,524
GSE CMOs	37,917	691	17,515	1,510	55,432	2,201
GSE MBSs	30,663	441	131,347	17,266	162,010	17,707
Municipal obligations	3,886	115	—	—	3,886	115
Corporate debt obligations	27,710	429	2,471	29	30,181	458
U.S. Treasury bonds	161,633	762	212,468	26,186	374,101	26,948
Foreign government obligations	—	—	475	25	475	25
Total temporarily impaired investment securities	$274,276	$2,672	$489,087	$66,306	$763,363	$68,978

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,719	$1,255	$95,703	$23,076	$152,422	$24,331
GSE CMOs	16,411	1,563	1,809	192	18,220	1,755
GSE MBSs	97,858	9,823	42,500	9,426	140,358	19,249
Corporate debt obligations	13,764	312	—	—	13,764	312
U.S. Treasury bonds	139,103	3,723	166,150	28,100	305,253	31,823
Foreign government obligations	477	23	—	—	477	23
Temporarily impaired investment securities available-for-sale	324,332	16,699	306,162	60,794	630,494	77,493
Total temporarily impaired investment securities	$324,332	$16,699	$306,162	$60,794	$630,494	$77,493

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2023. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of March 31, 2023. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLB and the Federal Farm Credit Bank. As of March 31, 2023, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $35.5 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $2.7 million as of December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of March 31, 2023, the Company owned 51 GSE debentures with a total fair value of $177.2 million, and a net unrealized loss of $21.2 million. The acquisition of PCSB accounted for $40.6 million of the total fair value at March 31, 2023. As of December 31, 2022, the Company held 32 GSE debentures with a total fair value of $152.4 million, with a net unrealized loss of $24.3 million. As of March 31, 2023, 26 of the 51 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 31 of the 32 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the three months ended March 31, 2023 and 2022, the Company did not purchase GSE debentures.
As of March 31, 2023, the Company owned 60 GSE CMOs with a total fair value of $67.7 million and a net unrealized loss of $2.1 million. The acquisition of PCSB accounted for $50.2 million of the total fair value at March 31, 2023. As of December 31, 2022, the Company held 32 GSE CMOs with a total fair value of $18.2 million with a net unrealized loss of $1.8 million. As of March 31, 2023, 51 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2023 and 2022, the Company did not purchase any GSE CMOs.
As of March 31, 2023, the Company owned 159 GSE MBSs with a total fair value of $188.8 million and a net unrealized loss of $17.6 million. The acquisition of PCSB accounted for $51.1 million of the total fair value at March 31, 2023. As of December 31, 2022, the Company held 134 GSE MBSs with a total fair value of $140.6 million with a net unrealized loss of $19.2 million. As of March 31, 2023, 132 of the 159 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 128 of the 134 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the three months ended March 31, 2023 the Company purchased $39.4 million of GSE MBSs compared to the same period in 2022 when the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of March 31, 2023, the Company owned 54 municipal obligation securities with a total fair value of $23.3 million which approximates cost. The acquisition of PCSB accounted for all of the total fair value of March 31, 2023. As of December 31, 2022, the Company did not hold any municipal securities. As of March 31, 2023, 7 of the 54 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2023, the Company purchased $1.1 million of municipal securities compared to the same period in 2022 when the Company did not purchase any municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2023, the Company held 14 corporate obligation securities with a total fair value of $37.3 million and a net unrealized loss of $0.4 million. The acquisition of PCSB accounted for $23.5 million of the total fair value at March 31, 2023. As of December 31, 2022, the Company held 4 corporate obligation securities with a total fair value of $13.8 million and a net unrealized loss of $0.3 million. As of March 31, 2023, 12 of the 14 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2023 and 2022, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2023, the Company owned 77 U.S. Treasury bonds with a total fair value of $572.3 million and a net unrealized loss of $25.8 million. The acquisition of PCSB accounted for $235.0 million of the total fair value at March 31, 2023. As of December 31, 2022, the Company held 41 U.S. Treasury bonds with a total fair value of $331.3 million and a net unrealized loss of $31.5 million. As of March 31, 2023, 49 of the 77 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 38 of the 41 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2023 the Company purchased $234.0 million of U.S. Treasury bonds, compared to the same period in 2022 when the Company purchased $83.6 million U.S. Treasury bonds.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of March 31, 2023 and December 31, 2022, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2023 and December 31, 2022, respectively, the security was in an unrealized loss position. During the three months ended March 31, 2023, the Company did not purchase any foreign government obligations, compared to the same period in 2022 when the Company purchased the foreign government obligations after a prior security matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2023			At December 31, 2022
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$244,307	$243,949	3.96%	$119,912	$119,075	3.10%
After 1 year through 5 years	314,708	308,369	3.23%	163,941	156,120	2.40%
After 5 years through 10 years	323,324	283,588	1.72%	291,284	244,847	1.30%
Over 10 years	251,763	231,126	3.40%	158,841	136,724	2.10%
	$1,134,102	$1,067,032	3.03%	$733,978	$656,766	2.06%
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
As of March 31, 2023, issuers of debt securities with an estimated fair value of $103.3 million had the right to call or prepay the obligations. Of the $103.3 million, approximately $10.3 million matures in less then 1 year, $37.4 million matures in 1-5 years, $47.8 million matures in 6-10 years, and $7.8 million matures after ten years. As of December 31, 2022, issuers of debt securities with an estimated fair value of approximately $53.1 million had the right to call or prepay the obligations. Of the $53.1 million, approximately $2.5 million matures in less then 1 year, $6.3 million matures in 1-5 years, $37.4 million matures in 6-10 years, and $6.9 million matures after ten years.
Security Sales
The proceeds from the sale of investment securities available-for-sale were $224.8 million during the three months ended March 31, 2023, compared to the three month ended March 31, 2022 where the Company did not sell any investment securities available-for-sale. Securities sales executed during the three months ended were related to the acquisition of PCSB Bank and the restructuring of the acquired investment portfolio.

	Three Months Ended March 31
	2023	2022
	(In Thousands)
Investment Securities available-for-sale:
Proceeds from sales:	$224,832	$—
Gross gains from sales	2,702	—
Gross losses from sales	(1,001)	—
Gain (loss) on sales of securities, net	$1,701	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2023		At December 31, 2022
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,986,676	5.11%	$3,046,746	4.93%
Multi-family mortgage	1,356,546	4.82%	1,150,597	4.74%
Construction	267,192	6.34%	206,805	6.51%
Total commercial real estate loans	5,610,414	5.10%	4,404,148	4.95%
Commercial loans and leases:
Commercial (1)	858,963	6.23%	752,948	6.03%
Equipment financing	1,245,742	7.24%	1,216,585	7.04%
Condominium association	42,444	4.76%	46,966	4.80%
Total commercial loans and leases	2,147,149	6.79%	2,016,499	6.61%
Consumer loans:
Residential mortgage	1,086,754	4.13%	844,614	3.98%
Home equity	345,673	7.54%	322,622	7.00%
Other consumer	56,975	7.07%	56,505	6.65%
Total consumer loans	1,489,402	5.03%	1,223,741	4.90%
Total loans and leases	$9,246,965	5.47%	$7,644,388	5.38%
______________________________________________________________________
(1) Including $503 and $257 of PPP loans as of March 31, 2023 and December 31, 2022, respectively. These loans are fully guaranteed by the SBA and therefore, have not been reserved for in the allowance for credit losses as of March 31, 2023 and December 31, 2022. The increase in PPP loans is due to the acquisition of PCSB Bank.

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $32.2 million and $26.1 million at March 31, 2023 and December 31, 2022, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs included in total loans and leases were $10.5 million and $11.3 million as of March 31, 2023 and December 31, 2022, respectively.
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 27.1% of which is in the greater New York and New Jersey metropolitan area and 72.9% of which is in other areas in the United States of America as of March 31, 2023.
Loans and Leases Pledged as Collateral
As of March 31, 2023 and December 31, 2022, there were $3.2 billion and $2.4 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2023 and December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(840)	(11)	(851)
Recoveries	6	383	11	400
Provision (credit) for loan and lease losses excluding unfunded commitments	14,532	6,614	1,688	22,834
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865
The table above excludes the establishment of the initial reserve for PCD loans and leases of $2.3 million, net of $2.3 million of day one charge-offs recognized at the date of the acquisition in accordance with GAAP.

	Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(2,301)	(6)	(2,344)
Recoveries	6	353	38	397
Provision (credit) for loan and lease losses excluding unfunded commitments	(151)	(1,604)	81	(1,674)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $23.1 million, and $20.6 million at March 31, 2023 and December 31, 2022, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$14,532	$(151)
Commercial	6,614	(1,604)
Consumer	1,688	81
Total (credit) provision for loan and lease losses	22,834	(1,674)
Unfunded commitments	2,510	1,510
Investment securities available-for-sale	198	—
Total provision (credit) for credit losses	$25,542	$(164)

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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at March 31, 2023 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.

As of March 31, 2023, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $110.6 million as of March 31, 2023, compared to $95.4 million as of December 31, 2022. The increase in the general allowance was primarily driven by the acquisition of PCSB Bank during the quarter, which contributed $13.6 million of the $15.2 million increase, and secondarily by loan growth during the quarter.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The specific allowance for loan and lease losses was $10.3 million as of March 31, 2023, compared to $3.1 million as of December 31, 2022. The specific allowance increased by $7.1 million during the three months ended March 31, 2023 primarily due to specific reserves on two C&I accounts totaling $6 million.
As of March 31, 2023, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
Credit Quality Assessment
At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the credit quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, adversely risk-rated, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a modified loan.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2023.

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$193,343	$645,464	$785,001	$400,924	$478,600	$1,329,857	$70,395	$9,684	$3,913,268
OAEM	—	—	2,583	112	14,757	45,077	—	—	62,529
Substandard	—	—	—	—	—	10,879	—	—	10,879
Total	193,343	645,464	787,584	401,036	493,357	1,385,813	70,395	9,684	3,986,676
Multi-Family Mortgage
Pass	(2,261)	198,443	237,442	171,113	201,758	502,331	5,065	37,542	1,351,433
OAEM	—	—	—	—	1,340	1,513	—	—	2,853
Substandard	—	—	—	—	—	2,260	—	—	2,260
Total	(2,261)	198,443	237,442	171,113	203,098	506,104	5,065	37,542	1,356,546
Construction
Pass	9,140	150,953	67,113	14,436	16,810	3,818	(10,470)	—	251,800
OAEM	—	1,430	10,079	—	—	—	—	—	11,509
Substandard	—	—	—	—	1,543	2,340	—	—	3,883
Total	9,140	152,383	77,192	14,436	18,353	6,158	(10,470)	—	267,192

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial
Pass	50,951	162,981	143,615	46,096	28,255	85,094	295,024	2,151	814,167
OAEM	—	—	101	2,812	14,669	—	12,389	—	29,971
Substandard	1,004	—	3,814	788	491	9	8,210	506	14,822
Doubtful	—	—	—	—	—	1	—	2	3
Total	51,955	162,981	147,530	49,696	43,415	85,104	315,623	2,659	858,963
Current-period gross writeoffs	—	—	—	—	5	—	—	—	5
Equipment Financing
Pass	107,408	431,735	260,488	168,898	126,556	117,050	14,588	1,384	1,228,107
OAEM	—	3,501	2,842	973	371	9	—	—	7,696
Substandard	—	877	1,957	1,358	2,580	3,153	—	—	9,925
Doubtful	—	—	—	—	—	14	—	—	14
Total	107,408	436,113	265,287	171,229	129,507	120,226	14,588	1,384	1,245,742
Current-period gross writeoffs	—	120	188	—	96	431	—	—	835
Condominium Association
Pass	28	5,353	7,668	8,262	5,463	12,489	2,913	216	42,392
Substandard	—	—	—	—	—	52	—	—	52
Total	28	5,353	7,668	8,262	5,463	12,541	2,913	216	42,444
Other Consumer
Pass	221	459	1,352	14	29	2,104	52,795	1	56,975
Total	221	459	1,352	14	29	2,104	52,795	1	56,975
Current-period gross writeoffs	—	—	—	—	11	—	—	—	11
Total
Pass	358,830	1,595,388	1,502,679	809,743	857,471	2,052,743	430,310	50,978	7,658,142
OAEM	—	4,931	15,605	3,897	31,137	46,599	12,389	—	114,558
Substandard	1,004	877	5,771	2,146	4,614	18,693	8,210	506	41,821
Doubtful	—	—	—	—	—	15	—	2	17
Total	$359,834	$1,601,196	$1,524,055	$815,786	$893,222	$2,118,050	$450,909	$51,486	$7,814,538
As of March 31, 2023, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$11,318	$113,602	$174,499	$94,312	$60,855	$165,408	$4,798	$931	$625,723
661 - 700	2,122	15,247	21,303	17,225	11,314	37,644	—	—	104,855
600 and below	682	6,111	3,734	5,226	2,817	16,574	—	—	35,144
Data not available*	6,438	75,482	31,422	27,984	27,494	152,212	—	—	321,032
Total	$20,560	$210,442	$230,958	$144,747	$102,480	$371,838	$4,798	$931	$1,086,754
Home Equity
Credit Scores
Over 700	$1,591	$3,808	$1,359	$982	$1,159	$7,466	$242,109	$2,860	$261,334
661 - 700	166	785	90	34	237	1,481	39,862	280	42,935
600 and below	155	88	86	47	91	342	8,062	740	9,611
Data not available*	—	60	288	—	—	1,059	25,110	5,276	31,793
Total	$1,912	$4,741	$1,823	$1,063	$1,487	$10,348	$315,143	$9,156	$345,673
_______________________________________________________________________________
* Represents loans and leases for which data are not available.

The following tables present the recorded investment in loans in each class as of December 31, 2022, by credit quality indicator.

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$475,105	$622,952	$290,913	$362,339	$210,954	$971,274	$55,464	$9,167	$2,998,168
OAEM	—	2,600	112	14,805	2,841	25,875	—	—	46,233
Substandard	—	—	—	—	—	2,345	—	—	2,345
Total	475,105	625,552	291,025	377,144	213,795	999,494	55,464	9,167	3,046,746
Multi-Family Mortgage
Pass	162,139	226,502	132,893	114,109	142,271	324,415	4,823	36,662	1,143,814
Substandard	—	—	—	—	—	6,783	—	—	6,783
Total	162,139	226,502	132,893	114,109	142,271	331,198	4,823	36,662	1,150,597

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Construction
Pass	82,650	73,995	13,787	16,421	3,306	—	6,456	—	196,615
OAEM	842	8,641	—	—	—	—	—	—	9,483
Substandard	—	—	—	—	—	707	—	—	707
Total	83,492	82,636	13,787	16,421	3,306	707	6,456	—	206,805
Commercial
Pass	178,212	116,674	48,713	22,809	29,350	52,866	273,467	1,071	723,162
OAEM	—	109	—	14,821	—	—	2,187	—	17,117
Substandard	—	3,835	1,215	494	—	30	6,461	632	12,667
Doubtful	—	—	—	—	—	1	—	1	2
Total	178,212	120,618	49,928	38,124	29,350	52,897	282,115	1,704	752,948
Equipment Financing
Pass	443,323	282,398	185,007	140,931	76,595	60,980	13,236	1,301	1,203,771
OAEM	1,019	1,453	184	455	13	—	—	—	3,124
Substandard	608	784	1,514	2,597	2,503	1,669	—	—	9,675
Doubtful	—	—	—	—	2	13	—	—	15
Total	444,950	284,635	186,705	143,983	79,113	62,662	13,236	1,301	1,216,585
Condominium Association
Pass	5,821	7,743	8,810	5,858	1,603	12,227	4,823	23	46,908
Substandard	—	—	—	—	—	58	—	—	58
Total	5,821	7,743	8,810	5,858	1,603	12,285	4,823	23	46,966
Other Consumer
Pass	411	393	15	13	1,503	750	53,418	1	56,504
Substandard	—	—	—	—	—	—	1	—	1
Total	411	393	15	13	1,503	750	53,419	1	56,505
Total
Pass	1,347,661	1,330,657	680,138	662,480	465,582	1,422,512	411,687	48,225	6,368,942
OAEM	1,861	12,803	296	30,081	2,854	25,875	2,187	—	75,957
Substandard	608	4,619	2,729	3,091	2,503	11,592	6,462	632	32,236

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Doubtful	—	—	—	—	2	14	—	1	17
Total	$1,350,130	$1,348,079	$683,163	$695,652	$470,941	$1,459,993	$420,336	$48,858	$6,477,152
As of December 31, 2022, there were no loans categorized as definite loss.

	At December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$108,125	$176,341	$95,484	$61,763	$38,949	$132,359	$4,942	$348	$618,311
661 - 700	15,018	21,450	17,611	11,388	8,308	29,999	—	—	103,774
600 and below	6,133	3,754	5,275	2,833	2,264	14,688	—	—	34,947
Data not available*	28,097	6,661	712	3,316	—	48,796	—	—	87,582
Total	$157,373	$208,206	$119,082	$79,300	$49,521	$225,842	$4,942	$348	$844,614
Home Equity
Credit Scores
Over 700	$3,833	$1,399	$1,128	$1,209	$984	$6,862	$247,188	$2,304	$264,907
661 - 700	787	92	35	249	272	1,329	41,050	296	44,110
600 and below	89	87	48	93	—	360	8,744	595	10,016
Data not available*	6	6	—	—	—	1,029	2,279	269	3,589
Total	$4,715	$1,584	$1,211	$1,551	$1,256	$9,580	$299,261	$3,464	$322,622

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2023
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$2,477	$1,062	$994	$4,533	$3,982,143	$3,986,676	$661	$4,589	$—
Multi-family mortgage	—	—	—	—	1,356,546	1,356,546	—	—	—
Construction	—	—	2,217	2,217	264,975	267,192	—	3,883	3,883
Total commercial real estate loans	2,477	1,062	3,211	6,750	5,603,664	5,610,414	661	8,472	3,883
Commercial loans and leases:
Commercial	192	8	347	547	858,416	858,963	—	5,495	1,272
Equipment financing	4,611	2,393	4,963	11,967	1,233,775	1,245,742	56	9,908	102
Condominium association	—	—	—	—	42,444	42,444	—	51	—
Total commercial loans and leases	4,803	2,401	5,310	12,514	2,134,635	2,147,149	56	15,454	1,374
Consumer loans:
Residential mortgage	787	577	1,924	3,288	1,083,466	1,086,754	—	3,449	1,246
Home equity	201	150	451	802	344,871	345,673	4	1,079	296
Other consumer	—	—	5	5	56,970	56,975	5	—	—
Total consumer loans	988	727	2,380	4,095	1,485,307	1,489,402	9	4,528	1,542
Total loans and leases	$8,268	$4,190	$10,901	$23,359	$9,223,606	$9,246,965	$726	$28,454	$6,799
The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2022.

	At December 31, 2022
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

Impaired Loans and Leases
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. The loans and leases risk-rated "substandard" or worse are considered impaired. The Company has also defined the population of impaired loans to include nonaccrual loans and modified loans. Impaired loans and leases which do not share similar risk characteristics with other loans are individually evaluated for credit losses. Specific reserves are established for loans and leases with deterioration in the present value of expected future cash flows or, in the case of collateral-dependent loans and leases, any increase in the loan or lease amortized cost basis over the fair value of the underlying collateral discounted for estimated selling costs. In contrast, the loans and leases which share similar risk characteristics and are not included in the individually evaluated population are collectively evaluated for credit losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present information regarding individually evaluated and collectively evaluated allowance for loan and lease losses for credit losses on loans and leases at the dates indicated.

	At March 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$884	$9,328	$49	$10,261
Collectively evaluated	81,808	23,433	5,363	110,604
Total	$82,692	$32,761	$5,412	$120,865
Loans and Leases:
Individually evaluated	$18,241	$16,736	$4,302	$39,279
Collectively evaluated	5,592,173	2,130,413	1,485,100	9,207,686
Total	$5,610,414	$2,147,149	$1,489,402	$9,246,965

	At December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$62	$2,982	$68	$3,112
Collectively evaluated	68,092	23,622	3,656	95,370
Total loans and leases	$68,154	$26,604	$3,724	$98,482

Loans and Leases:
Individually evaluated	$11,039	$14,346	$3,863	$29,248
Collectively evaluated	4,393,109	2,002,153	1,219,878	7,615,140
Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company estimates the reserve for modifications to borrowers experiencing financial difficulty in a manner similar to the process for non-modified loans.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.The loans presented in the following table relate to two customer relationships.

	March 31, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
	(In thousands)
Maturity Extension
C&I	17	$6,123	0.41%	All 17 loans were given 6-month maturity extensions and restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Total	17	$6,123	0.41%
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

	March 31, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$6,123	—	—	—	—	—	—

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

At December 31, 2022
(In Thousands)
Troubled debt restructurings:
On accrual	$16,385
On nonaccrual	3,527
Total troubled debt restructurings	$19,912

Total troubled debt restructuring loans and leases at December 31, 2022 were $19.9 million.

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

The following table sets forth the Company's end-of-period amortized cost basis for troubled debt restructurings that were modified during the periods indicated, by type of modification.

Three Months Ended March 31,
2022
(In Thousands)
Loans with one modification:
Extended maturity	$311
Combination maturity, principal, interest rate	290
Total loans with modifications	$601
The TDR loans and leases that were modified for the three months ended March 31, 2022 were $0.6 million.
The were no net charge-offs for performing and nonperforming troubled debt restructuring loans and leases for the three months ended March 31, 2022.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs as of March 31, 2022 were $1.0 million.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2023	At December 31, 2022
	(In Thousands)
Goodwill	$160,427	$160,427
Additions	80,795	—
Balance at end of period	241,222	160,427
Other intangible assets:
Core deposits	28,991	692
Trade name	1,089	1,089
Total other intangible assets	30,080	1,781
Total goodwill and other intangible assets	$271,302	$162,208

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The addition of goodwill and the increase in core deposit intangibles, at March 31, 2023 are due to the excess of the purchase paid over the fair value of the net assets acquired from the PCSB acquisition.
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.97 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2023	$5,863
Year ending:
2024	6,636
2025	5,507
2026	4,398
2027	3,329
2028	2,177
Thereafter	1,081
Total	$28,991
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2023 and 2022, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,192)	$(2,243)	$488	$(61,947)
Other comprehensive income (loss)	7,911	946	—	8,857
Reclassification adjustment for (income) expense recognized in earnings	—	402	—	402
Balance at March 31, 2023	$(52,281)	$(895)	$488	$(52,688)

	Three Months Ended March 31, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(29,267)	57	—	(29,210)
Reclassification adjustment for (income) expense recognized in earnings	—	(2)	—	(2)
Balance at March 31, 2022	$(29,450)	$92	$36	$(29,322)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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

At March 31, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	3.65	4.85%	3.39%	$(1,430)

At December 31, 2022
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$150,000	3.77	4.11%	3.26%	$(3,030)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets.
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging.

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	152	$68,930	$32,353	$133,823	$130,956	$1,407,673	$1,773,735	$76,665
Pay fixed, receive variable	152	68,930	32,353	133,823	130,956	1,407,673	1,773,735	76,665
Risk participation-out agreements	63	38,643	—	27,484	32,621	412,716	511,464	1,946
Risk participation-in agreements	8	18,343	—	—	27,242	29,172	74,757	39

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	14	$2,631	$—	$—	$—	$—	$2,631	$339
Sells foreign currency, buys U.S. currency	14	2,650	—	—	—	—	2,650	320

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	132	$71,547	$69,454	$141,498	$68,140	$1,139,070	$1,489,709	$103,640
Pay fixed, receive variable	132	71,547	69,454	141,498	68,140	1,139,070	1,489,709	103,640
Risk participation-out agreements	54	38,931	22,979	27,508	6,222	297,984	393,624	347
Risk participation-in agreements	8	18,421	—	—	23,766	33,036	75,223	31

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	12	$2,383	$—	$—	$—	$—	$2,383	$130
Sells foreign currency, buys U.S. currency	12	2,400	—	—	—	—	2,400	112

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $8.8 million and $2.4 million in the normal course of business as of March 31, 2023 and December 31, 2022, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$854	$—	$854	$—	$—	$854
Derivatives not designated as hedging instruments:
Loan level derivatives	$104,707	$—	$104,707	$—	$—	$104,707
Risk participation-out agreements	1,946	—	1,946	—	—	1,946
Foreign exchange contracts	339	—	339	—	—	339
Total	$107,846	$—	$107,846	$—	$—	$107,846

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,285	$—	$2,285	$—	$—	$2,285
Derivatives not designated as hedging instruments:
Loan level derivatives	$104,707	$—	$104,707	$5,609	$3,224	$95,874
Risk participation-in agreements	39	—	39	—	—	39
Foreign exchange contracts	320	—	320	—	—	320
Total	$107,351	$—	$107,351	$5,609	$3,224	$98,518

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$34	$—	$34	$—	$—	$34
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$—	$—	$108,963
Risk participation-out agreements	347	—	347	—	—	347
Foreign exchange contracts	130	—	130	—	—	130
Total	$109,474	$—	$109,474	$—	$—	$109,474

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,170	$—	$3,170	$—	$—	$3,170
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$2,393	$—	$106,570
Risk participation-in agreements	31	—	31	—	—	31
Foreign exchange contracts	112	—	112	—	—	112
Total	$112,276	$—	$112,276	$2,393	$—	$109,883
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

	Fair Value
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Dollars in Thousands)
Derivatives designated as hedges	$(1,430)	$116
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(895)	$91
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(543)	$2

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

(9) Stock Based Compensation

As of March 31, 2023, the Company had one active equity plan: the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan ("2021 Plan"). As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan are together referred to as the "Plans."

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

During the three months ended March 31, 2023 and March 31, 2022, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.

Total expense for the Plans was $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$7,560	$7,560	$24,705	$24,705

Denominator:
Weighted average shares outstanding	86,563,641	86,563,641	77,617,227	77,617,227
Effect of dilutive securities	—	274,165	—	309,595
Adjusted weighted average shares outstanding	86,563,641	86,837,806	77,617,227	77,926,822

EPS	$0.09	$0.09	$0.32	$0.32

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2023 and March 31, 2022.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$177,222	$—	$177,222
GSE CMOs	—	67,684	—	67,684
GSE MBSs	—	188,793	—	188,793
Municipal obligations	—	3,356	19,956	23,312
Corporate debt obligations	—	25,238	12,058	37,296
U.S. Treasury bonds	—	572,250	—	572,250
Foreign government obligations	—	475	—	475
Total investment securities available-for-sale	$—	$1,035,018	$32,014	$1,067,032
Assets:
Interest rate derivatives	—	854	—	854
Derivatives not designated as hedging instruments:
Loan level derivatives	—	104,707	—	104,707
Risk participation-out agreements	—	1,946	—	1,946
Foreign exchange contracts	—	339	—	339
Liabilities:
Interest rate derivatives	$—	$2,285	$—	$2,285
Derivatives not designated as hedging instruments:
Loan level derivatives	—	104,707	—	104,707
Risk participation-in agreements	—	39	—	39
Foreign exchange contracts	—	320	—	320

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$152,422	$—	$152,422
GSE CMOs	—	18,220	—	18,220
GSE MBSs	—	140,576	—	140,576
Corporate debt obligations	—	13,764	—	13,764
U.S. Treasury bonds	—	331,307	—	331,307
Foreign government obligations	—	477	—	477
Total investment securities available-for-sale	$—	$656,766	$—	$656,766
Interest rate derivatives	—	34	—	34
Loan level derivatives	—	108,963	—	108,963
Risk participation-out agreements	—	347	—	347
Foreign exchange contracts	—	130	—	130
Liabilities:
Interest rate derivatives	$—	$3,170	$—	$3,170
Loan level derivatives	—	108,963	—	108,963
Risk participation-in agreements	—	31	—	31
Foreign exchange contracts	—	112	—	112
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt obligations, municipal obligations and trust preferred securities, all of which are included in Level 2. As of March 31, 2023 $32.0 million of investment securities available-for-sale are included in Level 3 within the investment portfolio. The composition of these assets are primarily comprised of subordinated debt of local banks and private placement municipal securities. Of these securities, approximately $16.5 million are private placement municipal Bond Anticipation Notes. As of December 31, 2022, none of the investment securities were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 8, "Derivatives and Hedging Activities."
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at March 31, 2023 and December 31, 2022, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
March 31, 2023
Assets
Municipal obligations	$19,956	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.3%	1.02%
Corporate debt obligations	9,727	Observable Bids	Bloomberg TRACE
Corporate debt obligations	2,331	Discounted Cash Flow	Discount Rate from Bloomberg/BVAL	5.14%	5.14%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Three Months Ended March 31, 2023
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$—	$—
Purchases	1,075	—
Included in earnings	—	—
Included in comprehensive income	—	—
Transfers in	18,881	12,058
Transfers out	—	—
Maturity and settlements	—	—
Ending balance	$19,956	$12,058

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,104	$6,104
Repossessed assets	—	508	—	508
Total assets measured at fair value on a non-recurring basis	$—	$508	$6,104	$6,612

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$779	$779
Repossessed assets	—	408	—	408
Total assets measured at fair value on a non-recurring basis	$—	$408	$779	$1,187
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned ("OREO")
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses. As of March 31, 2023 and December 31, 2022, the Company did not record any OREO.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At March 31, 2023	At December 31, 2022
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$6,104	$779	Appraisal of collateral (1)
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

			Fair Value Measurements at March 31, 2023
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,126,100	$8,844,334	$—	$—	$8,844,334
Financial liabilities:
Certificates of deposits	2,345,335	2,323,833	—	2,323,833	—
Borrowed funds	1,630,102	1,623,901	—	1,626,143	—

			Fair Value Measurements at December 31, 2022
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,545,906	7,450,654	—	—	7,450,654
Financial liabilities:
Certificates of deposit	1,238,287	1,217,024	—	1,217,024	—
Borrowed funds	1,432,652	1,431,716	—	1,431,716	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Borrowed Funds
The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FHLB advances and repurchase agreements represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The fair values reported for retail repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities. The fair values reported for subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and maturities.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2023	At December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$214,390	$414,217
Commercial	242,928	291,188
Residential mortgage	10,788	14,036
Unadvanced portion of loans and leases	1,283,463	1,202,738
Unused lines of credit:
Home equity	751,717	700,201
Other consumer	105,416	97,313
Other commercial	478	526
Unused letters of credit:
Financial standby letters of credit	14,611	13,584
Performance standby letters of credit	31,202	31,330
Commercial and similar letters of credit	4,817	2,619
Interest rate derivatives	225,000	150,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,773,735	1,489,709
Pay fixed, receive variable	1,773,735	1,489,709
Risk participation-out agreements	511,464	393,624
Risk participation-in agreements	74,757	75,223
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	2,631	2,383
Sells foreign currency, buys U.S. currency	2,650	2,400
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have original terms ranging from 1 year to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company uses the FHLB classic advance rates available as of the lease's start dates as the discount rate to determine the net present value of the remaining lease payments.
Total lease commitments increased from $19.5 million as of December 31, 2022 to $31.4 million as of March 31, 2023. The increase is due to the addition of 12 leases for PCSB Bank branch locations.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$2,112	$1,567

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,353	$1,638
Right-of-use assets obtained in exchange for new lease obligations acquired from PCSB Bank:
Operating leases assets	$8,880	$—
Operating leases liabilities	10,697	—

	At March 31, 2023	At December 31, 2022
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$30,067	$19,484
Operating lease liabilities	31,373	19,484

Weighted Average Remaining Lease Term
Operating leases	9.38	7.39

Weighted Average Discount Rate
Operating leases	4.0%	3.5%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2023
(In Thousands)

Remainder of 2023	$5,970
Year ending:
2024	6,744
2025	5,276
2026	3,838
2027	2,859
2028	1,916
Thereafter	9,512
Total	$36,115
Less imputed interest	(4,742)
Present value of lease liability	$31,373
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Total other expenditures were $0.1 million for both the three months ended March 31, 2023 and 2022, respectively. Total rental expense was $2.1 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, the Company’s ability to achieve the synergies and value creation contemplated in connection with the recently completed acquisition of PCSB Financial Corporation ("PCSB"); turbulence in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other filings submitted to the Securities and Exchange Commission ("SEC"). Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); PCSB Bank and its subsidiaries; Brookline Securities Corp; and Clarendon Private, LLC.
As a commercially-focused financial institution with 64 full-service banking offices throughout greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 27.1% of which is in the greater New York and New Jersey metropolitan area and 72.9% of which is in other areas in the United States of America as of March 31, 2023. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The competition for loans and leases and deposits remains strong. Loan and deposit growth are also influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (the "FRB"). Based on management's scenario analysis of deposit sensitivity to the current rate environment and customer's demand for non-depository investment alternatives, it is expected there could be further deposit mix migration and increased deposit sensitivity to interest rates which will negatively impact net interest income and net interest margin. It is management's expectation that even should interest rates rise, margin may compress given the above factors as rates on deposit products continue to "catch up" with the swift rise in short term rates over the last year.
Management expects pressure on the net interest margin to continue for a quarter or two after the Federal Reserve stops increasing rates, after which the net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment faster than time deposits and other funding sources. Net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 39% to market rates, short term increase in rates will positively affect the Company's net interest income, net interest spread, and net interest margin.
As discussed above, should reality materially deviate from the above assumptions, changes in interest rates could also precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest income, manage credit risk, increase sources of non-interest income, while managing non-interest expenses.
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. As a New York-chartered commercial bank, PCSB Bank is subject to regulation, supervision and examination the New York State Department of Financial Services. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted its charter from a Massachusetts savings bank to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures Massachusetts-chartered bank deposit balances in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage as of July 31, 2019 will continue to be insured by the DIF until they reach maturity.
On January 1, 2023, the Company completed its previously announced acquisition (the “merger”) of PCSB. Pursuant to the merger agreement, each share of PCSB common stock outstanding at the effective time of the merger was converted into the right to receive, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock was converted to Company common stock. Subsequent to the acquisition, PCSB Bank, operates as a separate subsidiary of the Company and has 15 banking offices throughout the Lower Hudson Valley of New York State.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.09	$0.39	$0.39	$0.33	$0.32
Earnings per share - Diluted	0.09	0.39	0.39	0.33	0.32
Book value per share (end of period)	13.14	12.91	12.54	12.63	12.65
Tangible book value per share (end of period) (1)	10.08	10.80	10.43	10.51	10.56
Dividends paid per common share	0.135	0.135	0.130	0.130	0.125
Stock price (end of period)	10.50	14.15	11.65	13.31	15.82

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.36%	3.81%	3.80%	3.56%	3.49%
Return on average assets	0.27%	1.34%	1.40%	1.18%	1.16%
Return on average tangible assets (1)	0.28%	1.37%	1.43%	1.21%	1.18%
Return on average stockholders' equity	2.61%	12.09%	12.29%	10.32%	9.91%
Return on average tangible stockholders' equity (1)	3.43%	14.48%	14.72%	12.39%	11.84%
Dividend payout ratio (1)	158.33%	34.94%	33.07%	39.81%	39.28%
Efficiency ratio (3)	65.44%	53.01%	52.98%	56.95%	56.37%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.02%	0.02%	(0.01)%	0.07%	0.11%
Nonperforming loans and leases as a percentage of total loans and leases	0.31%	0.19%	0.24%	0.28%	0.35%
Nonperforming assets as a percentage of total assets	0.25%	0.17%	0.21%	0.25%	0.31%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.31%	1.29%	1.27%	1.28%	1.32%

CAPITAL RATIOS
Stockholders' equity to total assets	10.11%	10.80%	11.08%	11.38%	11.37%
Tangible equity ratio (1)	7.94%	9.20%	9.39%	9.65%	9.67%

FINANCIAL CONDITION DATA
Total assets	$11,522,485	$9,185,836	$8,695,708	$8,514,230	$8,633,736
Total loans and leases	9,246,965	7,644,388	7,421,304	7,291,912	7,223,130
Allowance for loan and lease losses	120,865	98,482	94,169	93,188	95,463
Investment securities available-for-sale	1,067,032	656,766	675,692	717,818	730,562
Goodwill and identified intangible assets	271,302	162,208	162,329	162,449	162,569
Total deposits	8,456,462	6,522,146	6,735,605	6,894,457	7,094,378
Total borrowed funds	1,630,102	1,432,652	758,768	478,200	392,897
Stockholders' equity	1,165,066	992,125	963,618	968,496	981,935

					(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$86,049	$80,030	$78,026	$71,867	$69,848
Provision (credit) for credit losses	25,542	5,725	2,835	227	(164)
Non-interest income	12,937	9,056	6,834	6,928	5,529
Non-interest expense	64,776	47,225	44,959	44,871	42,487
Net income	7,560	29,695	30,149	25,195	24,705
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets increased $2.3 billion to $11.5 billion as of March 31, 2023 from $9.2 billion as of December 31, 2022. The increase was primarily driven by the acquisition of PCSB Bank.
Cash and cash equivalents increased $103.4 million to $486.3 million as of March 31, 2023 from $383.0 million as of December 31, 2022.
Total investment securities increased $410.3 million to $1.1 billion as of March 31, 2023 from $656.8 million as of December 31, 2022.
Total loans and leases increased $1.6 billion to $9.2 billion as of March 31, 2023 from $7.6 billion as of December 31, 2022. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $7.8 billion, or 83.9% of total loans and leases as of March 31, 2023, an increase of $1.3 billion from $6.4 billion, or 84.0% of total loans and leases as of December 31, 2022.
Paycheck Protection Program ("PPP") loans increased $0.2 million to $0.5 million as of March 31, 2023 from $0.3 million as of December 31, 2022, due to the acquisition of PCSB Bank.
Total deposits increased $1.9 billion to $8.5 billion as of March 31, 2023 from $6.5 billion as of December 31, 2022. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.1 billion, or 72.3% of total deposits as of March 31, 2023, an increase of $827.3 million from $5.3 billion, or 81.0% of total deposits as of December 31, 2022. Certificate of deposit balances totaled $1.4 billion, or 16.1% of total deposits as of March 31, 2023, an increase of $434.8 million from $928.1 million, or 14.2% of total deposits as of December 31, 2022. Brokered deposits totaled $1.0 billion, or 11.6% of total deposits as of March 31, 2023, an increase of $672.2 million from $0.3 billion, or 4.8% of total deposits as of December 31, 2022.
Total borrowed funds increased $197.5 million to $1.6 billion as of March 31, 2023 from $1.4 billion as of December 31, 2022.
Asset Quality
Nonperforming assets as of March 31, 2023 totaled $29.0 million, or 0.25% of total assets, compared to $15.3 million, or 0.17% of total assets, as of December 31, 2022. Net charge-offs for the three months ended March 31, 2023 were $0.5 million, or 0.02% of average loans and leases on an annualized basis, compared to $1.9 million, or 0.11% of average loans and leases on an annualized basis, for the three months ended March 31, 2022.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.31% as of March 31, 2023, compared to 1.29% as of December 31, 2022.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 424.77% as of March 31, 2023, compared to 661.22% as of December 31, 2022.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.66% as of March 31, 2023, compared to 12.05% as of December 31, 2022. The Company's Tier 1 leverage ratio was 8.78% as of March 31, 2023, compared to 10.26% as of December 31, 2022. As of March 31, 2023, the Company's Tier 1 risk-based capital ratio was 10.76%, compared to 12.18% as of December 31, 2022. The Company's Total risk-based capital ratio was 12.85% as of March 31, 2023, compared to 14.44% as of December 31, 2022.
The Company's ratio of stockholders' equity to total assets was 10.11% and 10.80% as of March 31, 2023 and December 31, 2022, respectively. The Company's tangible equity ratio was 7.94% and 9.20% as of March 31, 2023 and December 31, 2022, respectively.
Net Income
For the three months ended March 31, 2023, the Company reported net income of $7.6 million, or $0.09 per basic and diluted share, a decrease of $17.1 million, or 69.4%, from net income of $24.7 million, or $0.32 per basic and diluted share, for the three months ended March 31, 2022. This decrease in net income is primarily the result of an increase in the provision for credit losses of $25.7 million and an increase in non-interest expense of $22.3 million, partially offset by an increase in net interest income of $16.2 million, an increase in non-interest income of $7.4 million, and a decrease in the provision for income taxes of $7.2 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.27% for the three months ended March 31, 2023, compared to 1.16% for the three months ended March 31, 2022. The annualized return on average stockholders' equity was 2.61% for the three months ended March 31, 2023, compared to 9.91% for the three months ended March 31, 2022.
The net interest margin was 3.36% for the three months ended March 31, 2023, down from 3.49% for the three months ended March 31, 2022. The decrease in the net interest margin is a result of an increase of 165 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 1.94% for the three months ended March 31, 2023 from 0.29% for the three months ended March 31, 2022, partially offset by an increase in the yield on interest-earning assets of 140 basis points to 5.10% for the three months ended March 31, 2023 from 3.70% for the three months ended March 31, 2022.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2022 Annual Report on Form 10-K, management has identified the determination of the allowance for credit losses and the review of goodwill for impairment as the Company’s most critical accounting policies.
Recent Accounting Developments
In March 2023, the FASB issued ASU 2023-02, "Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" which allows entities to use the proportional amortization method to account for tax equity investments, under certain conditions. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for public entities. Management has determined that ASU 2023-02 does apply to the Company and is currently determining the impact as of March 31, 2023.
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

The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2023	2022
	(Dollars in Thousands)
Reported Pretax Income	$8,668	$33,050
Less:
Security gains	1,701	—
Add:
Day 1 PCSB CECL provision	16,744	—
Merger and acquisition expense (1)	6,409	—
Operating Pretax Income	$30,120	33,050
Estimated effective tax rate	22.7%	25.2%
Estimated taxes	6,837	8,345
Operating earnings after tax	$23,283	$24,705

Operating earnings per common share:
Basic	$0.27	$0.32
Diluted	$0.27	$0.32

(1) Merger and acquisition expense related to the acquisition of PCSB.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Operating earnings	$23,283	$30,015	$31,222	$25,730	$24,705

Average total assets	$11,131,087	$8,857,631	$8,586,420	$8,515,330	$8,531,043
Less: Average goodwill and average identified intangible assets, net	278,135	162,266	162,387	162,507	162,632
Average tangible assets	$10,852,952	$8,695,365	$8,424,033	$8,352,823	$8,368,411

Return on average assets (annualized)	0.27%	1.34%	1.40%	1.18%	1.16%
Less:
Security gains	0.05%	0.01%	—%	—%	—%
Add:
Day 1 PCSB CECL provision	0.47%	—%	—%	—%	—%
Merger and acquisition expenses	0.18%	0.02%	0.04%	0.02%	—%
Operating return on average assets (annualized)	0.87%	1.35%	1.44%	1.20%	1.16%

Return on average tangible assets (annualized)	0.28%	1.37%	1.43%	1.21%	1.18%
Less:
Security gains	0.05%	0.01%	—%	—%	—%

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Add:
Day 1 PCSB CECL provision	0.48%	—%	—%	—%	—%
Merger and acquisition expenses	0.18%	0.02%	0.04%	0.02%	—%
Operating return on average tangible assets (annualized)	0.89%	1.38%	1.47%	1.23%	1.18%

Average total stockholders' equity	$1,159,635	$982,306	$981,379	$976,167	$997,293
Less: Average goodwill and average identified intangible assets, net	278,135	162,266	162,387	162,507	162,632
Average tangible stockholders' equity	$881,500	$820,040	$818,992	$813,660	$834,661

Return on average stockholders' equity (annualized)	2.61%	12.09%	12.29%	10.32%	9.91%
Less:
Security gains	0.45%	0.11%	—%	—%	—%
Add:
Day 1 PCSB CECL provision	4.46%	—%	—%	—%	—%
Merger and acquisition expenses	1.71%	0.21%	0.36%	0.16%	—%
Operating return on average stockholders' equity (annualized)	8.33%	12.19%	12.65%	10.48%	9.91%

Return on average tangible stockholders' equity (annualized)	3.43%	14.48%	14.72%	12.39%	11.84%
Less:
Security gains	0.60%	0.13%	—%	—%	—%
Add:
Day 1 PCSB CECL provision	5.87%	—%	—%	—%	—%
Merger and acquisition expenses	2.25%	0.26%	0.43%	0.20%	—%

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Operating return on average tangible stockholders' equity (annualized)	10.95%	14.61%	15.15%	12.59%	11.84%

	Three Months Ended
	March 31, 2023	December 31, 2023	September 30, 2023	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Net income, as reported	$7,560	$29,695	$30,149	$25,195	$24,705

Average total assets	$11,131,087	$8,857,631	$8,586,420	$8,515,330	$8,531,043
Less: Average goodwill and average identified intangible assets, net	278,135	162,266	162,387	162,507	162,632
Average tangible assets	$10,852,952	$8,695,365	$8,424,033	$8,352,823	$8,368,411

Return on average tangible assets (annualized)	0.28%	1.37%	1.43%	1.21%	1.18%

Average total stockholders' equity	$1,159,635	$982,306	$981,379	$976,167	$997,293
Less: Average goodwill and average identified intangible assets, net	278,135	162,266	162,387	162,507	162,632
Average tangible stockholders' equity	$881,500	$820,040	$818,992	$813,660	$834,661

Return on average tangible stockholders' equity (annualized)	3.43%	14.48%	14.72%	12.39%	11.84%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Total stockholders' equity	$1,165,066	$992,125	$963,618	$968,496	$981,935
Less: Goodwill and identified intangible assets, net	271,302	162,208	162,329	162,449	162,569
Tangible stockholders' equity	$893,764	$829,917	$801,289	$806,047	$819,366

Total assets	$11,522,485	$9,185,836	$8,695,708	$8,514,230	$8,633,736
Less: Goodwill and identified intangible assets, net	271,302	162,208	162,329	162,449	162,569
Tangible assets	$11,251,183	$9,023,628	$8,533,379	$8,351,781	$8,471,167

Tangible equity ratio	7.94%	9.20%	9.39%	9.65%	9.67%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Tangible stockholders' equity	$893,764	$829,917	$801,289	$806,047	$819,366

Common shares issued	96,998,075	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,734,891	7,731,445	7,730,945	7,995,888	7,037,464
Unallocated ESOP	—	—	4,833	11,442	18,051
Unvested restricted stock	598,049	601,495	601,995	497,297	500,098
Common shares outstanding	88,665,135	76,844,232	76,839,399	76,672,545	77,621,559

Tangible book value per share	$10.08	$10.80	$10.43	$10.51	$10.56

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in Thousands)
Dividends paid	$11,970	$10,374	$9,969	$10,030	$9,705

Net income, as reported	$7,560	$29,695	$30,149	$25,195	$24,705

Dividend payout ratio	158.33%	34.94%	33.07%	39.81%	39.28%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At March 31, 2023		At December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,986,676	43.1%	$3,046,746	39.9%
Multi-family mortgage	1,356,546	14.7%	1,150,597	15.1%
Construction	267,192	2.9%	206,805	2.7%
Total commercial real estate loans	5,610,414	60.7%	4,404,148	57.7%
Commercial loans and leases:
Commercial	858,460	9.3%	752,691	9.9%
Equipment financing	1,245,742	13.5%	1,216,585	15.9%
Condominium association	42,444	0.5%	46,966	0.6%
PPP	503	—%	257	—%
Total commercial loans and leases	2,147,149	23.3%	2,016,499	26.4%
Consumer loans:
Residential mortgage	1,086,754	11.7%	844,614	11.0%
Home equity	345,673	3.7%	322,622	4.2%
Other consumer	56,975	0.6%	56,505	0.7%
Total consumer loans	1,489,402	16.0%	1,223,741	15.9%
Total loans and leases	9,246,965	100.0%	7,644,388	100.0%
Allowance for loan and lease losses	(120,865)		(98,482)
Net loans and leases	$9,126,100		$7,545,906

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2023:

	At March 31, 2023	At December 31, 2022	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,610,414	$4,404,148	$1,206,266	109.6%
Commercial	2,147,149	2,016,499	130,650	25.9%
Consumer	1,489,402	1,223,741	265,661	86.8%
Total loans and leases	$9,246,965	$7,644,388	$1,602,577	83.9%
Less: PPP	503	257	246	382.9%
Total core loans and leases	$9,246,462	$7,644,131	$1,602,331	83.8%
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

The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of March 31, 2023, there was one borrower with loans and commitments over $60.0 million. The total of those loans and commitments was $193.0 million, or 1.69% of total loans and commitments, as of March 31, 2023. As of December 31, 2022, there were three borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $208.5 million, or 2.2% of total loans and commitments, as of December 31, 2022.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 60.7% of total loans and leases outstanding as of March 31, 2023.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.3 billion), office buildings ($838.7 million), retail stores ($958.4 million), industrial properties ($774.0 million), mixed-use properties ($500.0 million), lodging services ($194.6 million), and food services ($80.2 million) as of March 31, 2023. At that date, approximately 78.6% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The Company's commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans which represented 23.3% of total loans outstanding as of March 31, 2023.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($789.6 million), transportation services ($389.7 million), food services ($189.7 million), recreation services ($134.3 million), manufacturing ($115.6 million), retail ($115.7 million), and rental and leasing services ($60.6 million) as of March 31, 2023.
The Company provides commercial banking services to companies in its market area. Approximately 37.9% of the commercial loans outstanding as of March 31, 2023 were made to borrowers located in New England. The remaining 62.1% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston and New York ("FHLB") index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $0.5 million as of March 31, 2023.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 15.7% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.0% of total loans outstanding as of March 31, 2023. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2023, other consumer loans equaled $57.0 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2023, the Company had $156.4 million of total assets that were designated as criticized. This compares to $108.2 million of assets designated as criticized as of December 31, 2022. The increase of $48.2 million in criticized assets was primarily driven by increases in commercial real estate relationships for the three months ended March 31, 2023.
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
In cases where a borrower experiences financial difficulties and the Company makes or reasonably expects to make certain concessionary modifications to contractual terms, the loan is classified as a modified loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
As of March 31, 2023, the Company had nonperforming assets of $29.0 million, representing 0.25% of total assets, compared to nonperforming assets of $15.3 million, or 0.17% of total assets as of December 31, 2022. The increase of $13.7 million in nonperforming assets was primarily driven by the inclusion of loans related to one commercial customer totaling $5.1 million, two construction customers totaling $3.2 million, and two commercial real estate customers totaling $4.2 million during the three months ended March 31, 2023.
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

Past Due and Accruing
As of March 31, 2023, the Company had $0.7 million loans and leases greater than 90 days past due and accruing, compared to minimal to no loans as of December 31, 2022. The $0.7 million increase in loans and leases greater than 90 days past due and accruing is primarily due to a single commercial real estate relationship totaling $0.7 million.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2023	At December 31, 2022
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$4,589	$607
Multi-family mortgage	—	—
Construction	3,883	707
Total commercial real estate loans	8,472	1,314

Commercial	5,495	464
Equipment financing	9,908	9,653
Condominium association	51	58
Total commercial loans and leases	15,454	10,175

Residential mortgage	3,449	2,680
Home equity	1,079	723
Other consumer	—	2
Total consumer loans	4,528	3,405

Total nonaccrual loans and leases	28,454	14,894

Other repossessed assets	508	408
Total nonperforming assets	$28,962	$15,302

Loans and leases past due greater than 90 days and accruing	$726	$33
Total delinquent loans and leases 61-90 days past due	4,190	2,218
Restructured loans and leases not included in nonperforming assets	12,708	16,385

Total nonperforming loans and leases as a percentage of total loans and leases	0.31%	0.19%
Total nonperforming assets as a percentage of total assets	0.25%	0.17%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.05%	0.03%

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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For March 31, 2023, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2023 and 2022.

	At and for the Three Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(840)	(11)	(851)
Recoveries	6	383	11	400
Provision (credit) for loan and lease losses	14,532	6,614	1,688	22,834
Balance at Provision (credit) for loan and lease losses on PCD loans	$—	$—	$—	—
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865

Total loans and leases	$5,610,414	$2,147,149	$1,489,402	$9,246,965
Total allowance for loan and lease losses as a percentage of total loans and leases	1.47%	1.53%	0.36%	1.31%

	At and for the Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(2,301)	(6)	(2,344)
Recoveries	6	353	38	397
Provision (credit) for loan and lease losses	(151)	(1,604)	81	(1,674)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463

Total loans and leases	$4,235,325	$1,800,383	$1,187,422	$7,223,130
Total allowance for loan and lease losses as a percentage of total loans and leases	1.63%	1.31%	0.25%	1.32%

At March 31, 2023, the allowance for loan and lease losses decreased to $120.9 million, or 1.31% of total loans and leases outstanding, which included $2.3 million in provision (credit) for loan and lease losses on PCD loans. This compared to an allowance for loan and lease losses of $98.5 million, or 1.29% of total loans and leases outstanding, as of December 31, 2022. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended March 31, 2023 and 2022 were $0.5 million and $1.9 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended

March 31, 2023 and 2022 were 0.02% and 0.11%, respectively. The year-over-year decrease in the net charge-offs was primarily due to a decrease in net charge-offs of $1.4 million in equipment financing loans.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2023			At December 31, 2022
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$54,259	45.0%	43.1%	$44,536	45.3%	39.9%
Multi-family mortgage	20,632	17.1%	14.7%	16,885	17.1%	15.1%
Construction	7,801	6.5%	2.9%	6,733	6.8%	2.7%
Total commercial real estate loans	82,692	68.6%	60.7%	68,154	69.2%	57.7%
Commercial	18,711	15.5%	9.3%	12,190	12.4%	9.9%
Equipment financing	13,956	11.5%	13.5%	14,315	14.5%	15.9%
Condominium association	94	0.1%	0.5%	99	0.1%	0.6%
Total commercial loans	32,761	27.1%	23.3%	26,604	27.0%	26.4%
Residential mortgage	3,117	2.6%	11.7%	1,894	1.9%	11.0%
Home equity	1,839	1.5%	3.7%	1,478	1.5%	4.2%
Other consumer	456	0.2%	0.6%	352	0.4%	0.7%
Total consumer loans	5,412	4.3%	16.0%	3,724	3.8%	15.9%
Total	$120,865	100.0%	100.0%	$98,482	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of March 31, 2023 is appropriate.
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
Cash, cash equivalents, and investment securities increased $513.6 million, or 197.6% on an annualized basis, to $1.6 billion as of March 31, 2023, from $1.04 billion as of December 31, 2022. The increase was driven by a increase in short-term investments and investment securities available for sale. Cash, cash equivalents, and investment securities were 13.5% of total assets as of March 31, 2023, compared to 11.32% of total assets at December 31, 2022.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2023		At December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$198,454	$177,222	$176,751	$152,422
GSE CMOs	69,766	67,684	19,977	18,220
GSE MBSs	206,416	188,793	159,824	140,576
Corporate debt obligations	37,661	37,296	14,076	13,764
U.S. Treasury bonds	598,023	572,250	362,850	331,307
Foreign government obligations	500	475	500	477
Total investment securities available-for-sale	$1,134,102	$1,067,032	$733,978	$656,766

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $33.1 million for the three months ended March 31, 2023 compared to $36.3 million for the same period in 2022. For the three months ended March 31, 2023, the Company sold $224.8 million of investment securities available-for-sale. For the same period in 2022, the Company did not sell any investment securities available-for-sale. For the three months ended March 31, 2023, the Company purchased $274.4 million of investment securities available-for-sale, compared to $84.1 million for the same period in 2022.
As of March 31, 2023, the fair value of all investment securities available-for-sale was $1.1 billion with $67.1 million of net unrealized losses, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of March 31, 2023, $763.4 million, or 72.6%, of the portfolio, had gross unrealized losses of $69.0 million. This compares to $630.5 million, or 96.0%, of the portfolio with gross unrealized losses of $77.5 million as of December 31, 2022. The Company's unrealized loss position decreased in 2023 primarily driven by a rebalancing of the portfolio to more closely align it with current market rates.
Restricted Equity Securities
FHLBB and FHLBNY Stock—The Company invests in the stock of the FHLBB and FHLBNY as one of the requirements to borrow. The Company generally maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of March 31, 2023 and December 31, 2022, the Company did not have an excess balance of capital stock.
As of March 31, 2023, the Company owned stock in the FHLBB with a carrying value of $61.8 million, an increase of $8.9 million from $52.9 million as of December 31, 2022. As of March 31, 2023, the FHLBB had total assets of $80.2 billion and total capital of $3.8 billion, of which $1.7 billion was retained earnings. As of March 31, 2023, the Company owned stock in the FHLBNY with a carrying value of $2.8 million. As of March 31, 2023, the FHLBNY had total assets of $185.9 billion and total capital of $8.9 billion, of which $2.2 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of March 31, 2023 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of December 31, 2022. The FHLBNY stated that it met all of its regulatory capital ratios at March 31, 2023
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, as a condition to the Banks' membership in the Federal Reserve System. As of March 31, 2023, the Company owned stock in the Federal Reserve Bank with a carrying value of $21.5 million. As of December 31, 2022, the Company owned stock in the Federal Reserve Bank of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes American Financial Exchange and Statewide Zone. As of March 31, 2023, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2022.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2023			At December 31, 2022
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,899,370	22.5%	—%	$1,802,518	27.6%	—%
Interest-bearing deposits:
NOW accounts	757,411	9.0%	0.48%	544,118	8.3%	0.18%
Savings accounts	1,268,375	15.0%	1.83%	762,271	11.7%	0.70%
Money market accounts	2,185,971	25.8%	2.20%	2,174,952	33.4%	1.63%
Certificate of deposit accounts	1,362,970	16.1%	2.65%	928,143	14.2%	1.68%
Brokered deposit accounts	982,365	11.6%	4.29%	310,144	4.8%	3.00%
Total interest-bearing deposits	6,557,092	77.5%	2.33%	4,719,628	72.4%	1.41%
Total deposits	$8,456,462	100.0%	1.82%	$6,522,146	100.0%	1.02%

Total deposits increased $2.0 billion to $8.5 billion as of March 31, 2023, compared to $6.5 billion as of December 31, 2022. Deposits as a percentage of total assets increased to 73.4% as of March 31, 2023, compared to 71.0% as of December 31, 2022.

During the three months ended March 31, 2023, core deposits increased $827.3 million. The ratio of core deposits to total deposits decreased from 81.0% as of December 31, 2022 to 72.3% as of March 31, 2023, primarily due to a decrease in percentage of money market accounts and demand checking accounts to total deposits.

Certificate of deposit accounts increased $0.5 billion to $1.4 billion as of March 31, 2023, compared to $0.9 billion as of December 31, 2022. Certificate of deposit accounts increased as a percentage of total deposits to 16.1% as of March 31, 2023 from 14.2% as of December 31, 2022.

Brokered deposits increased $672.2 million to $982.4 million as of March 31, 2023, compared to $310.1 million as of December 31, 2022. Brokered deposits increased as a percentage of total deposits to 11.6% as of March 31, 2023 from 4.8% as of December 31, 2022. The increase in brokered deposits was driven by the purchase of brokered certificates of deposit. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,930,162	23.7%	—%	$1,880,039	26.7%	—%
NOW accounts	810,333	9.9%	0.45%	589,891	8.4%	0.07%
Savings accounts	1,160,003	14.2%	0.88%	933,173	13.2%	0.09%
Money market accounts	2,366,235	29.0%	2.08%	2,416,577	34.3%	0.26%
Total core deposits	6,266,733	76.9%	0.99%	5,819,680	82.6%	0.13%
Certificate of deposit accounts	1,346,761	16.5%	2.25%	1,091,729	15.5%	0.69%
Brokered deposit accounts	534,527	6.6%	4.82%	132,751	1.9%	0.16%
Total deposits	$8,148,021	100.0%	1.44%	$7,044,160	100.0%	0.21%

As of March 31, 2023 and December 31, 2022, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At March 31, 2023		At December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$150,906	2.69%	$108,100	1.32%
Over six months through 12 months	123,449	3.05%	62,489	1.82%
Over 12 months	128,346	3.67%	101,654	2.96%
Total certificate of deposit of $250,000 or more	$402,701	3.11%	$272,243	2.05%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At March 31, 2023
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$1,540	$3,043	$339	$982	$5,904	70%
Uninsured	1,625	927	—	—	2,552	30%
Total	$3,165	$3,970	$339	$982	$8,456	100%
Composition	37%	47%	4%	12%	100%
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,507,084	$317,873
Maximum amount outstanding at any month-end during the period	1,630,102	392,897
Balance outstanding at end of period	1,630,102	392,897
Weighted average interest rate for the period	4.55%	1.88%
Weighted average interest rate at end of period	4.68%	1.76%
Advances from the FHLB Boston and FHLB New York
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB banks will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB banks.
FHLB borrowings increased $220.6 million to $1.5 billion as of March 31, 2023 with a total capacity of $2.2 billion. As of December 31, 2022, FHLB borrowings stood at $1.2 billion with a total capacity of $1.7 billion.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2023	December 31, 2022
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 25, 2023	$4,891	$4,887
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 19, 2023	4,837	4,830
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,352	74,327
			Total	$84,080	$84,044

The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of March 31, 2023. This compares to $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of December 31, 2022.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $3.3 million to $48.7 million as of March 31, 2023 from $52.0 million as of December 31, 2022.
The Company has access to a $30.0 million committed line of credit as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $784.0 million. As of March 31, 2023 and December 31, 2022, the Company did not have any borrowings on outstanding uncommitted lines of credit.
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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2023 and December 31, 2022:

	At March 31, 2023	At December 31, 2022
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$150,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,773,735	$1,489,709
Pay fixed, receive variable	1,773,735	1,489,709
Risk participation-out agreements	511,464	393,624
Risk participation-in agreements	74,757	75,223
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$2,631	$2,383
Sells foreign currency, buys U.S. currency	2,650	2,400
Fixed weighted average interest rate from the Company to counterparty	2.86%	2.65%
Floating weighted average interest rate from counterparty to the Company	5.14%	4.68%
Weighted average remaining term to maturity (in months)	82	69
Fair value:
Recognized as an asset:
Interest rate derivatives	$854	$34
Loan level derivatives	104,707	108,963
Risk participation-out agreements	1,946	347
Foreign exchange contracts	339	130
Recognized as a liability:
Interest rate derivatives	$2,285	$3,170
Loan level derivatives	104,707	108,963
Risk participation-in agreements	39	31
Foreign exchange contracts	320	112

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1.2 billion as of March 31, 2023, representing a $172.9 million increase compared to $992.1 million at December 31, 2022. The increase for the three months ended March 31, 2023, primarily reflects the PCSB purchase of $168 million, unrealized gain on securities available-for-sale of $7.9 million, net income attributable to the Company of $7.6 million, partially offset by dividends paid by the Company of $12 million.
Stockholders' equity represented 10.11% of total assets as of March 31, 2023 and 10.80% of total assets as of December 31, 2022. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 7.94% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2023 and 9.20% as of December 31, 2022.
On November 10, 2021, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. On June 24, 2022, the Company suspended the program. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41.
The dividend payout ratio was 158.33% for the three months ended March 31, 2023, compared to 39.28% for the same period in 2022.
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
Net Interest Income
Net interest income increased $16.2 million to $86.0 million for the three months ended March 31, 2023 from $69.8 million for the three months ended March 31, 2022. This increase reflects a $50.2 million increase in interest income on loans and leases, along with a $7.2 million increase in interest income on debt securities, short term investments and restricted equity securities, offset by a $41.2 million increase in interest expense on deposits and borrowings, which is reflective of the rising interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2023 and March 31, 2022 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2023 and March 31, 2022 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 13 basis points to 3.36% for the three months ended March 31, 2023 from 3.49% for the three months ended March 31, 2022. Excluding PPP loans, net interest margin decreased by 8 basis points to 3.36% for the three months ended March 31, 2023 from 3.44% for three months ended March 31, 2022. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.33% for the three months ended March 31, 2023 from 4.00% for the three months ended March 31, 2022.
The yield on interest-earning assets increased to 5.10% for the three months ended March 31, 2023 from 3.70% for the three months ended March 31, 2022. The increase is the result of higher yields on loans and leases and investments. During the three months ended March 31, 2023, the Company recorded $0.7 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $1.5 million, or 8 basis points, for the three months ended March 31, 2022.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 165 basis points to 1.94% for the three months ended March 31, 2023 from 0.29% for the three months ended March 31, 2022. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and began to increase in the first quarter of 2022. In recent months, the Treasury yield curve has inverted and flatten at the long end. Short term rates have risen sharply due to multiple rate hikes implemented by the FRB. The shape of the curve indicates rates will begin to decline within a year and flatten around the 7-year mark. The short term increase in rates positively affected the Company's net interest income, net interest spread, and net interest margin initially. In the last quarter and as expected in the near term, the net interest margin is expected to compress as deposit pricing "catches up" and investable funds migrate among depository and non-depository categories. Management expects this to persist for a quarter or two after the Federal Reserve stops increasing rates after which time net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2023 and March 31, 2022. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,029,068	$7,974	3.10%	$720,263	$2,996	1.66%
Marketable and restricted equity securities	76,911	1,255	6.53%	27,909	328	4.70%
Short-term investments	147,654	1,495	4.05%	192,475	66	0.14%
Total investments	1,253,633	10,724	3.42%	940,647	3,390	1.44%
Commercial real estate loans (2)	5,579,977	67,667	4.85%	4,152,414	36,027	3.47%
Commercial loans (2)	892,522	14,017	6.28%	755,809	7,998	4.23%
Equipment financing (2)	1,226,717	21,213	6.92%	1,105,194	18,012	6.52%
Residential mortgage loans (2)	1,032,025	11,073	4.29%	804,939	6,992	3.47%
Other consumer loans (2)	420,047	7,997	7.71%	366,534	2,750	3.04%
Total loans and leases	9,151,288	121,967	5.33%	7,184,890	71,779	4.00%
Total interest-earning assets	10,404,921	132,691	5.10%	8,125,537	75,169	3.70%
Allowance for loan and lease losses	(114,421)			(98,960)
Non-interest-earning assets	840,587			504,466
Total assets	$11,131,087			$8,531,043
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$810,333	901	0.45%	$589,891	103	0.07%
Savings accounts	1,160,003	2,514	0.88%	933,173	198	0.09%
Money market accounts	2,366,235	12,140	2.08%	2,416,577	1,570	0.26%
Certificate of deposit accounts	1,346,761	7,456	2.25%	1,091,729	1,848	0.69%
Brokered deposit accounts	534,527	6,357	4.82%	132,751	52	0.16%
Total interest-bearing deposits (3)	6,217,859	29,368	1.92%	5,164,121	3,771	0.30%
Advances from the FHLB	1,264,523	14,531	4.60%	103,878	187	0.72%
Subordinated debentures and notes	84,062	1,354	6.44%	83,915	1,244	5.93%
Other borrowed funds	158,499	1,249	3.20%	130,080	61	0.19%
Total borrowed funds	1,507,084	17,134	4.55%	317,873	1,492	1.88%
Total interest-bearing liabilities	7,724,943	46,502	2.44%	5,481,994	5,263	0.39%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,930,162			1,880,039
Other non-interest-bearing liabilities	316,347			171,717
Total liabilities	9,971,452			7,533,750
Total stockholders' equity	1,159,635			997,293
Total liabilities and stockholders' equity	$11,131,087			$8,531,043
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		86,189	2.66%		69,906	3.31%
Less adjustment of tax-exempt income		140			58
Net interest income		$86,049			$69,848
Net interest margin (5)			3.36%			3.49%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.46% and 0.22% in the three months ended March 31, 2023 and March 31, 2022, respectively.
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

	Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$1,647	$3,331	$4,978
Marketable and restricted equity securities	759	168	927
Short-term investments	(19)	1,448	1,429
Total investments	2,387	4,947	7,334
Loans and leases:
Commercial real estate loans	14,670	16,970	31,640
Commercial loans and leases	1,636	4,383	6,019
Equipment financing	2,055	1,146	3,201
Residential mortgage loans	2,221	1,860	4,081
Other consumer loans	455	4,792	5,247
Total loans	21,037	29,151	50,188
Total change in interest and dividend income	23,424	34,098	57,522
Interest expense:
Deposits:
NOW accounts	51	747	798
Savings accounts	62	2,254	2,316
Money market accounts	(33)	10,603	10,570
Certificate of deposit accounts	525	5,083	5,608
Brokered deposit accounts	594	5,711	6,305
Total deposits	1,199	24,398	25,597
Borrowed funds:
Advances from the FHLB	9,677	4,667	14,344
Subordinated debentures and notes	2	108	110
Other borrowed funds	16	1,172	1,188
Total borrowed funds	9,695	5,947	15,642
Total change in interest expense	10,894	30,345	41,239
Change in tax-exempt income	82	—	82
Change in net interest income	$12,448	$3,753	$16,201

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$67,667	$36,027	$31,640	87.8%
Commercial loans	13,981	7,940	6,041	76.1%
Equipment financing	21,213	18,012	3,201	17.8%
Residential mortgage loans	11,073	6,992	4,081	58.4%
Other consumer loans	7,997	2,750	5,247	190.8%
Total interest income—loans and leases	$121,931	$71,721	$50,210	70.0%
Total interest from loans and leases was $121.9 million for the three months ended March 31, 2023, and represented a yield on total loans of 5.33%. This compares to $71.7 million of interest on loans and a yield of 4.00% for the three months ended March 31, 2022. The $50.2 million increase in interest income from loans and leases was primarily due to an increase of $29.2 million in changes to interest rates, and an increase of $21.0 million in origination volume; of which $15.3 million was driven by the acquisition of PCSB.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$7,870	$2,996	$4,874	162.7%
Marketable and restricted equity securities	1,255	328	927	282.6%
Short-term investments	1,495	66	1,429	2,165.2%
Total interest income—investments	$10,620	$3,390	$7,230	213.3%
Total interest income from investments was $10.6 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, the yield on total investments was 3.4% and 1.4%. respectively. The year-over-year increase in interest income on investments of $7.2 million, or 213.3%, was primarily driven by a $2.4 million increase due to volume and a $4.9 million increase due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$901	$103	$798	774.8%
Savings accounts	2,514	198	2,316	1,169.7%
Money market accounts	12,140	1,570	10,570	673.2%
Certificate of deposit accounts	7,456	1,848	5,608	303.5%
Brokered deposit accounts	6,357	52	6,305	12,125.0%
Total interest expense - deposits	29,368	3,771	25,597	678.8%
Borrowed funds:
Advances from the FHLB	14,531	187	14,344	7,670.6%
Subordinated debentures and notes	1,354	1,244	110	8.8%
Other borrowed funds	1,249	61	1,188	1,947.5%
Total interest expense - borrowed funds	17,134	1,492	15,642	1,048.4%
Total interest expense	$46,502	$5,263	$41,239	783.6%
Deposits
For the three months ended March 31, 2023, interest expense on deposits increased $25.6 million, compared to the same period in 2022. The increase in interest expense on deposits was driven by an increase of $24.4 million due to higher interest rates and an increase of $1.2 million primarily driven by the growth in volume of average brokered deposit and certificate of deposit balances. Purchase accounting amortization on acquired deposits for the three months ended March 31, 2023 was $324 thousand and one basis point. For the same period in 2022, the Company did not record any purchase accounting amortization.
Borrowed Funds
For the three months ended March 31, 2023, interest paid on borrowed funds increased $15.6 million year-over-year. The cost of borrowed funds increased to 4.55% for the three months ended March 31, 2023 from 1.88% for the three months ended March 31, 2022. The increase in interest expense was driven by an increase of $9.7 million due to volume and an increase of $5.9 million due to borrowing rates. For the three months ended March 31, 2023, the purchase accounting amortization on acquired borrowed funds was $130 thousand and one basis point compared to $12 thousand and no basis points for the three months ended March 31, 2022.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$14,532	$(151)	$14,683	(9,723.8)%
Commercial	6,614	(1,604)	8,218	(512.3)%
Consumer	1,688	81	1,607	1,984.0%
Total provision (credit) for loan and lease losses	22,834	(1,674)	24,508	(1,464.0)%
Provision (credit) for loan and lease losses on PCD loans:
Commercial real estate	1,685	—	1,685	N/A
Commercial	469	—	469	N/A
Consumer	190	—	190	N/A
Total provision (credit) for loan and lease losses on PCD loans	2,344	—	2,344	N/A
Unfunded credit commitments	2,510	1,510	1,000	66.2%
Investment securities available-for-sale	198	—	198	N/A
Total provision (credit) for credit losses	$27,886	$(164)	$28,050	(17,103.7)%

For the three months ended March 31, 2023, the Allowance for Credit Losses ("ACL") increased $25.7 million resulting in a provision for credit losses of $25.5 million. The increase in the ACL for the three months ended March 31, 2023 is attributable to an increase in specific reserves as well as the continued low level of net charge-offs, partially offset by portfolio growth.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Deposit fees	$2,657	$2,500	$157	6.3%
Loan fees	391	747	(356)	(47.7)%
Loan level derivative income, net	2,373	686	1,687	245.9%
Gain (loss) on investment securities, net	1,701	—	1,701	N/A
Gain on sales of loans and leases held-for-sale	1,638	344	1,294	376.2%
Other	4,177	1,252	2,925	233.6%
Total non-interest income	$12,937	$5,529	$7,408	134.0%
For the three months ended March 31, 2023, non-interest income increased $7.4 million, or 134.0%, to $12.9 million compared to $5.5 million for the same period of 2022. The increase was primarily driven by increases of $2.9 million in other income, $1.7 million in gain (loss) on investment securities, net, $1.7 million in loan level derivative income, net, and $1.3 million in gain on sales of loans and leases held-for-sale.
Loan level derivative income increased $1.7 million, or 245.9%, to $2.4 million for the three months ended March 31, 2023 from $0.7 million for the same period in 2022, primarily driven by higher volume in loan level derivative transactions completed for the three months ended March 31, 2023.

Gain (loss) on investment securities was $1.7 million for the three months ended March 31, 2023. The Company did not have any gain (loss) on investment securities for the same period in 2022. The increase was primarily driven by gain on sale of PCSB investments.
Gain on sales of loans and leases held-for-sale increased $1.3 million, or 376.2%, to $1.6 million for the three months ended March 31, 2023 from $0.3 million for the same period in 2022, primarily driven by higher gain on sale to participants.
Other income increased $2.9 million, or 233.6%, to $4.2 million for the three months ended March 31, 2023 from $1.3 million for the same period in 2022, primarily driven by the mark to market on interest rate swaps on participated loans and bank owned life insurance income, partially offset by lower 1031 exchange income and advisory fees-investment income.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Compensation and employee benefits	$36,565	$26,884	$9,681	36.0%
Occupancy	5,223	4,284	939	21.9%
Equipment and data processing	6,462	5,078	1,384	27.3%
Professional services	1,430	1,226	204	16.6%
FDIC insurance	1,244	728	516	70.9%
Advertising and marketing	1,410	1,272	138	10.8%
Amortization of identified intangible assets	1,966	134	1,832	1,367.2%
Merger and acquisition expense	6,409	—	6,409	N/A
Other	4,067	2,881	1,186	41.2%
Total non-interest expense	$64,776	$42,487	$22,289	52.5%
For the three months ended March 31, 2023, non-interest expense increased $22.3 million, or 52.5%, compared to the same period in 2022. The increase was primarily driven by increases of $9.7 million in compensation and employee benefits expense, $6.4 million in merger and acquisition expense, $1.8 million in amortization of identified intangible assets, and $1.4 million in equipment and data processing.
Compensation and employee benefits expense increased $9.7 million, or 36.0%, to $36.6 million for the three months ended March 31, 2023 from $26.9 million for the same period in 2022, primarily driven by higher employee headcount, higher salaries, higher incentive bonus, higher employee benefits-retirement plan, and higher payroll benefits-health care.
Equipment and data processing expense increased $1.4 million, or 27.3%, to $6.5 million for the three months ended March 31, 2023 from $5.1 million for the same period in 2022, primarily driven by higher software licenses and subscriptions, core processing, depreciation-purchased software, data communications, and depreciation-other furniture & equipment, partially offset by lower ATM maintenance and loan processing expense.
Merger and acquisition expense increased $6.4 million to $6.4 million, for the three months ended March 31, 2023. For the same period in 2022, the Company did not incur any merger-related expenses. The increase in 2023 was primarily driven by merger-related expenses for PCSB.
Amortization expense of identified intangible assets increased $1.8 million, or 1,367.2%, to $2.0 million for the three months ended March 31, 2023 from $0.1 million for the same period in 2022, primarily driven by higher core deposit intangible expense for PCSB.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Income before provision for income taxes	$8,668	$33,050	$(24,382)	(73.8)%
Provision (benefit) for income taxes	1,108	8,345	(7,237)	(86.7)%
Net income	$7,560	$24,705	$(17,145)	(69.4)%
Effective tax rate	12.8%	25.2%	N/A	(49.2)%
The Company recorded an income tax expense of $1.1 million for the three months ended March 31, 2023, compared to an income tax expense of $8.3 million for the three months ended March 31, 2022, representing effective tax rates of 12.8% and 25.2%, respectively. The decrease in the effective tax rate is primarily due to further participation in energy tax credit deals in the quarter, offset by merger expenses relating to the acquisition of PCSB Bank.
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
In the first quarter, the Company operated with increased liquidity. In the quarter, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the first quarter. Cash and equivalents at the end of the quarter were $486.3 million, or 4.2% of the balance sheet, compared to $383.0 million, or 4.2% of the balance sheet, as of December 31, 2022. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 15% of total assets. As of March 31, 2023, cash, cash equivalents and investment securities available-for-sale totaled $1.6 billion, or 13.5% of total assets. This compares to $1.0 billion, or 11.3% of total assets, as of December 31, 2022.
Deposits, which are considered the most stable source of liquidity, totaled $8.5 billion as of March 31, 2023 and represented 83.8% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.5 billion, or 82.0% of total funding, as of December 31, 2022. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.1 billion as of March 31, 2023 and represented 72.3% of total deposits, compared to core deposits of $5.3 billion, or 81.0% of total deposits, as of December 31, 2022. Additionally, the Company had $982.4 million of brokered deposits as of March 31, 2023, which represented 11.6% of total deposits, compared to $310.1 million or 4.8% of total deposits, as of December 31, 2022. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.6 billion as of March 31, 2023, representing 16.2% of total funding, compared to $1.4 billion, or 18.0% of total funding, as of December 31, 2022. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of March 31, 2023, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.2 billion, compared to $1.7 billion as of December 31, 2022, the increase based on the level of qualifying collateral available for these borrowings.
As of March 31, 2023, the Banks also have access to funding through certain uncommitted lines of credit of $784.0 million.

The Company had a $30.0 million committed line of credit for contingent liquidity as of March 31, 2023. As of March 31, 2023, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company had $239.6 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2023. As of March 31, 2023, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. See Note 12, "Commitments and Contingencies", to the consolidated financial statements for a description of off-balance-sheet financial instruments.

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2023	At December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$214,390	$414,217
Commercial	242,928	291,188
Residential mortgage	10,788	14,036
Unadvanced portion of loans and leases	1,283,463	1,202,738
Unused lines of credit:
Home equity	751,717	700,201
Other consumer	105,416	97,313
Other commercial	478	526
Unused letters of credit:
Financial standby letters of credit	14,611	13,584
Performance standby letters of credit	31,202	31,330
Commercial and similar letters of credit	4,817	2,619
Interest rate derivatives	$225,000	$150,000
Loan level derivatives:
Receive fixed, pay variable	1,773,735	1,489,709
Pay fixed, receive variable	1,773,735	1,489,709
Risk participation-out agreements	511,464	393,624
Risk participation-in agreements	74,757	75,223
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,631	2,383
Sells foreign currency, buys U.S. currency	2,650	2,400

Capital Resources
As of March 31, 2023, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2023, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2023 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2023:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$953,604	10.66%	$402,553	4.50%	$626,194	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	963,332	8.78%	438,876	4.00%	438,876	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	963,332	10.76%	537,174	6.00%	760,996	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,149,943	12.85%	715,918	8.00%	939,642	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$574,897	10.90%	$237,343	4.50%	$369,200	7.00%	$342,828	6.50%
Tier 1 leverage capital ratio (2)	574,897	9.37%	245,420	4.00%	245,420	4.00%	306,775	5.00%
Tier 1 risk-based capital ratio (3)	574,897	10.90%	316,457	6.00%	448,314	8.50%	421,943	8.00%
Total risk-based capital ratio (4)	641,174	12.15%	422,172	8.00%	554,101	10.50%	527,715	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$251,358	10.24%	$110,460	4.50%	$171,827	7.00%	$159,553	6.50%
Tier 1 leverage capital ratio (2)	251,358	7.91%	127,109	4.00%	127,109	4.00%	158,886	5.00%
Tier 1 risk-based capital ratio (3)	251,358	10.24%	147,280	6.00%	208,647	8.50%	196,373	8.00%
Total risk-based capital ratio (4)	282,101	11.50%	196,244	8.00%	257,570	10.50%	245,305	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	162,354	13.04%	$56,027	4.50%	$87,153	7.00%	$80,928	6.50%
Tier 1 leverage capital ratio (2)	162,354	8.87%	$73,215	4.00%	$73,215	4.00%	$91,519	5.00%
Tier 1 risk-based capital ratio (3)	162,354	13.04%	$74,703	6.00%	$105,829	8.50%	$99,604	8.00%
Total risk-based capital ratio (4)	177,662	14.27%	$99,600	8.00%	$130,725	10.50%	$124,500	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2022 for the Company and the Banks.

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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLB advances. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2023.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2023, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2023		December 31, 2022
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$35,342	10.1%	$22,790	7.4%
Up 200 basis points ramp	12,307	3.5%	8,747	2.8%
Up 100 basis points ramp	6,448	1.8%	4,477	1.5%
Down 100 basis points ramp	(7,621)	(2.2)%	(6,160)	(2.0)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 10.1% as of March 31, 2023, compared to 7.4% as of December 31, 2022. The balance sheet became more asset sensitive due to high levels of cash on the balance sheet.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2023, the Company’s one-year cumulative gap was a positive $264.0 million, or 2.29% of total interest-earning assets, compared with a positive $9.3 million, or 0.11% of total interest-earning assets, at December 31, 2022.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2022 Annual Report on Form 10-K.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2023	At December 31, 2022
Up 300 basis points	(0.80)%	0.30%
Up 200 basis points	(0.58)%	0.51%
Up 100 basis points	0.42%	0.83%
Down 100 basis points	(2.82)%	(2.95)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2022 to March 31, 2023 due to higher cash balances and higher short-term borrowings balances, as well as a more inverted yield curve.

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2022 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, Signature Bank went into receivership.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and FRB have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and FRB will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1	Fourth Amendment to the Employment Agreement, dated April 28, 2023, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault.

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 10, 2023	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)