Form 10-Q
period 2023-06-30
BROOKLINE BANCORP INC
filed 2023-08-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

At July 31, 2023, the number of shares of common stock, par value $0.01 per share, outstanding was 88,665,135.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2023	At December 31, 2022
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$44,323	$191,767
Short-term investments	180,109	191,192
Total cash and cash equivalents	224,432	382,959
Investment securities available-for-sale, net	910,210	656,766
Total investment securities	910,210	656,766
Allowance for investment security losses	(433)	(102)
Net investment securities	909,777	656,664
Loans and leases:
Commercial real estate loans	5,670,771	4,404,148
Commercial loans and leases	2,193,027	2,016,499
Consumer loans	1,477,001	1,223,741
Total loans and leases	9,340,799	7,644,388
Allowance for loan and lease losses	(125,817)	(98,482)
Net loans and leases	9,214,982	7,545,906
Restricted equity securities	71,421	71,307
Premises and equipment, net of accumulated depreciation of $102,158 and $92,219, respectively	90,685	71,391
Right-of-use asset operating leases	31,774	19,484
Deferred tax asset	77,704	52,237
Goodwill	241,222	160,427
Identified intangible assets, net of accumulated amortization of $44,043 and $40,123, respectively	28,126	1,781
Other real estate owned ("OREO") and repossessed assets, net	602	408
Other assets	315,353	223,272
Total assets	$11,206,078	$9,185,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,843,516	$1,802,518
Interest-bearing deposits	6,673,497	4,719,628
Total deposits	8,517,013	6,522,146
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston and New York ("FHLB")	1,043,381	1,237,823
Subordinated debentures and notes	84,116	84,044
Other borrowed funds	98,773	110,785
Total borrowed funds	1,226,270	1,432,652
Operating lease liabilities	33,021	19,484
Mortgagors' escrow accounts	17,207	5,607
Reserve for unfunded credits	22,789	20,602
Accrued expenses and other liabilities	227,470	193,220
Total liabilities	10,043,770	8,193,711

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 85,177,172 shares issued, respectively	970	852
Additional paid-in capital	905,084	736,074
Retained earnings	417,328	412,019
Accumulated other comprehensive (loss) income	(66,156)	(61,947)
Treasury stock, at cost; 7,734,891 shares and 7,731,445 shares, respectively	(94,918)	(94,873)
Total stockholders' equity	1,162,308	992,125
Total liabilities and stockholders' equity	$11,206,078	$9,185,836
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$132,299	$74,287	$254,230	$146,008
Debt securities	8,034	3,249	15,904	6,245
Restricted equity securities	1,673	337	2,928	665
Short-term investments	3,351	156	4,846	222
Total interest and dividend income	145,357	78,029	277,908	153,140
Interest expense:
Deposits	43,147	4,282	72,515	8,053
Borrowed funds	16,173	1,880	33,307	3,372
Total interest expense	59,320	6,162	105,822	11,425
Net interest income	86,037	71,867	172,086	141,715
Provision for credit losses	5,726	173	31,070	9
Provision for investment losses	133	54	331	58
Net interest income after provision for credit losses	80,178	71,640	140,685	141,648
Non-interest income:
Deposit fees	2,866	2,744	5,523	5,244
Loan fees	491	666	882	1,413
Loan level derivative income, net	363	1,615	2,736	2,301
Gain on investment securities, net	3	—	1,704	—
Gain on sales of loans and leases held-for-sale	308	291	1,946	635
Other	1,431	1,612	5,608	2,864
Total non-interest income	5,462	6,928	18,399	12,457
Non-interest expense:
Compensation and employee benefits	33,438	28,772	70,003	55,656
Occupancy	4,870	3,807	10,093	8,091
Equipment and data processing	6,531	4,931	12,993	10,009
Professional services	1,986	1,219	3,416	2,445
FDIC insurance	2,609	739	3,853	1,467
Advertising and marketing	1,382	1,319	2,792	2,591
Amortization of identified intangible assets	1,954	120	3,920	254
Merger and acquisition expense	1,002	535	7,411	535
Other	4,053	3,429	8,120	6,310
Total non-interest expense	57,825	44,871	122,601	87,358
Income before provision for income taxes	27,815	33,697	36,483	66,747
Provision for income taxes	5,965	8,502	7,073	16,847
Net income	$21,850	$25,195	$29,410	$49,900
Earnings per common share:
Basic	$0.25	$0.33	$0.34	$0.65
Diluted	0.25	0.33	0.34	0.65
Weighted average common shares outstanding during the year:
Basic	88,665,135	77,091,013	87,620,194	77,352,666
Diluted	88,926,543	77,419,288	87,887,980	77,671,601
Dividends paid per common share	$0.135	$0.130	$0.270	$0.255

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Net income	$21,850	$25,195	$29,410	$49,900

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(13,506)	(20,092)	(3,366)	(57,633)
Income tax (expense) benefit	3,233	4,428	1,004	12,702
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(10,273)	(15,664)	(2,362)	(44,931)

Cash flow hedges:
Change in fair value of cash flow hedges	(5,765)	38	(3,040)	94
Income tax (expense) benefit	1,500	(29)	791	(30)
Net change in fair value of cash flow hedges, net of taxes	(4,265)	9	(2,249)	64

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(1,446)	—	(543)	—
Income tax (expense) benefit	376	—	141	—
Net reclassification adjustment for change in fair value of cash flow hedges	(1,070)	—	(402)	—

Net change in fair value of cash flow hedges	(3,195)	9	(1,847)	64

Other comprehensive income (loss), net of taxes	(13,468)	(15,655)	(4,209)	(44,867)

Comprehensive income	$8,382	$9,540	$25,201	$5,033

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2023	$970	$904,174	$407,528	$(52,688)	$(94,918)	—	$1,165,066
Net income	—	—	21,850	—	—	—	21,850
PCSB acquisition	—	—	—	—	—		—
Other comprehensive income (loss)	—	—	—	(13,468)	—	—	(13,468)
Common stock dividends of $0.135 per share	—	—	(11,969)	—	—	—	(11,969)
Compensation under recognition and retention plans	—	910	(81)	—	—	—	829
Balance at June 30, 2023	$970	$905,084	$417,328	$(66,156)	$(94,918)	$—	$1,162,308

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2022	$852	$737,658	$357,576	$(29,322)	$(84,718)	$(111)	$981,935
Net income	—	—	25,195	—	—	—	25,195
Other comprehensive income (loss)	—	—	—	(15,655)	—	—	(15,655)
Common stock dividends of $0.130 per share	—	—	(10,030)	—	—	—	(10,030)
Restricted stock awards issued, net of awards surrendered	—	23	—	—	(27)	—	(4)
Compensation under recognition and retention plan	—	804	(64)	—	—	—	740
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (6,609 shares)	—	59	—	—	—	36	95
Balance at June 30, 2022	$852	$738,544	$372,677	$(44,977)	$(98,525)	$(75)	$968,496
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$—	$992,125
Net income	—	—	29,410	—	—	—	29,410
PCSB acquisition	$118	$167,212					167,330
Other comprehensive income (loss)	—	—	—	(4,209)	—	—	(4,209)
Common stock dividends of $0.270 per share	—	—	(23,939)	—	—	—	(23,939)
Restricted stock awards issued, net of awards surrendered	—	(8)	—	—	(45)	—	(53)
Compensation under recognition and retention plans	—	1,806	(162)	—	—	—	1,644
Balance at June 30, 2023	$970	$905,084	$417,328	$(66,156)	$(94,918)	$—	$1,162,308

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net Income	—	—	49,900	—	—	—	49,900
Other comprehensive income (loss)	—	—	—	(44,867)	—	—	(44,867)
Common stock dividends of $0.255 per share	—	—	(19,735)	—	—	—	(19,735)
Restricted stock awards issued, net of awards surrendered	—	23	—	—	(27)	—	(4)
Compensation under recognition and retention plans	—	1,561	(127)	—	—	—	1,434
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (13,218 shares)	—	134	—	—	—	72	206
Balance at June 30, 2022	$852	$738,544	$372,677	$(44,977)	$(98,525)	$(75)	$968,496

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
Cash flows from operating activities:
Net income	$29,410	$49,900
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	31,070	9
Deferred income tax expense	210	953
Depreciation of premises and equipment	3,926	2,933
(Accretion) amortization of investment securities premiums and discounts, net	(4,910)	1,175
Amortization of deferred loan and lease origination costs, net	2,162	2,797
Amortization of identified intangible assets	3,920	254
Amortization of debt issuance costs	50	50
(Accretion) amortization of acquisition fair value adjustments, net	(5,706)	11
Gain on investment securities, net	(1,704)	—
Gain on sales of loans and leases held-for-sale	(1,946)	(635)
Write-down of other repossessed assets	60	92
Compensation under recognition and retention plans	1,643	1,434
ESOP shares committed to be released	—	206
Net change in:
Cash surrender value of bank-owned life insurance	(316)	(507)
Other assets	(19,700)	6,483
Accrued expenses and other liabilities	10,618	(26,889)
Net cash provided from operating activities	48,787	38,266

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	229,981	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	178,240	67,361
Purchases of investment securities available-for-sale	(279,009)	(123,121)
Proceeds from redemption/sales of restricted equity securities	33,550	9,161
Purchase of restricted equity securities	(29,662)	(15,586)
Proceeds from sales of loans and leases held-for-investment, net	163,442	72,277
Net increase in loans and leases	(558,492)	(215,936)
Acquisitions, net of cash and cash equivalents acquired	(80,209)	—
Purchase of premises and equipment, net	(8,648)	(2,190)
Proceeds from sales of other repossessed assets	820	1,043
Net cash used for investing activities	(349,987)	(206,991)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(321,664)	(44,540)
Increase (decrease) in certificates of deposit and brokered deposits	748,514	(110,909)
Proceeds from FHLB advances	4,486,000	1,135,000
Repayment of FHLB advances	(4,733,516)	(974,940)
Decrease in other borrowed funds, net	(12,012)	(39,254)
Decrease in mortgagors' escrow accounts, net	(710)	(525)
Repurchases of common stock	—	(13,780)
Payment of dividends on common stock	(23,939)	(19,735)
Net cash provided from (used for) financing activities	142,673	(68,683)
Net decrease in cash and cash equivalents	(158,527)	(237,408)
Cash and cash equivalents at beginning of period	382,959	327,737
Cash and cash equivalents at end of period	$224,432	$90,329

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$102,211	$11,230
Income taxes	8,391	13,126
Non-cash investing activities:
Transfer from loans to other repossessed assets	$1,074	$924
Acquisition of PCSB Financial Corporation:
Fair value of assets acquired, net of cash and cash equivalents acquired	$1,931,528	$—
Fair value of liabilities assumed	1,676,110	—
Common stock issued	118	—

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp. ("LSC"), Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 20 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation, previously a subsidiary of BankRI, was merged into Eastern Funding LLC in the second quarter of 2022. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (the "FRB"). As a Massachusetts-chartered trust company, Brookline Bank is subject to supervision, examination and regulation by the Massachusetts Division of Banks (the "MDOB"). As a Rhode Island-chartered financial institution, BankRI is subject to supervision, examination and regulation by the Banking Division of the Rhode Island Department of Business Regulation (the "RIBD"). As a New York- chartered commercial bank, PCSB Bank is subject to supervision, examination and regulation by the New York State Department of Financial Services. Clarendon Private is also subject to regulation by the SEC.
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
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted ASU 2021-08 as of January 1, 2023 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.
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
During the three and six months ended June 30, 2023, the Company incurred merger-related expenses totaling $1.0 million and $7.4 million, respectively.
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
In connection with the merger, the Company recorded $80.8 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

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
During the six months ended June 30, 2023, the Company restructured the investment portfolio acquired from PCSB. The Company sold approximately 75% of the portfolio which equates to $228.3 million of book value of predominantly longer dated Agency MBS, Agency CMOs, Corporate and Municipal securities. The weighted average duration of these securities was 6.1 years with an average risk weighting of assets of 33%. The Company recognized a $1.7 million gain from selling these securities.
Proceeds from the sale and additional cash on hand was used to purchase $295.6 million of short duration securities, the majority of which are US Treasuries, Agency MBS, and a small position of short term Municipal Bond Anticipation Notes. Additional details can be found in Note 3, "Investment Securities".
The weighted average duration of these securities was 2.1 years with an average risk weighting of assets of 4%.
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
Deposits - Core Deposits Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the CDI was derived from using a financial institution-specific income approach. Factors examined in the valuation of the CDI include customer attrition, deposit interest rates, service charge income, overhead expense, and costs of alternative funding.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Company recorded a $0.3 million discount on the assumed FHLB advances.
PCD Loans and Leases
Purchased loans and leases that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchase credit deteriorated ("PCD"). For PCD loans and leases, the initial estimate of expected credit losses was established through an adjustment to the unpaid principal balance and non-credit discount at acquisition.
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
Supplemental Pro Forma Financial Information
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Net interest income	86,037	88,366	172,086	170,606
Non-interest income	5,459	8,016	16,695	14,468
Net income	23,445	28,460	47,942	37,648
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
In addition, the supplemental pro forma financial information was adjusted to include the $1.0 million and $7.4 million of merger-related expenses recognized during the three and six months ended June 30, 2023, respectively, as summarized in the following table:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In Thousands)
Compensation and benefits (1)	$529	$1,750
Technology and equipment (2)	29	1,857
Professional and outside services (3)	364	3,563
Other expense (4)	80	242
Total merger-related expenses	$1,003	$7,413
______________________________________________________________________
(1) Comprised primarily of severance and employee retention costs.
(2) Comprised primarily of technology contract termination fees.
(3) Comprised primarily of advisory, legal, accounting, and other professional fees.
(4) Comprised primarily of costs of travel and other miscellaneous expenses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Brookline Bancorp, Inc.’s operating results for three and six months ended June 30, 2023 include the operating results of acquired assets and assumed liabilities of PCSB subsequent to the merger on January 1, 2023. The amount of interest income, non-interest income and net income of $17.1 million, $0.3 million and $4.3 million, respectively, attributable to the acquisition of PCSB were included in Brookline Bancorp, Inc.’s Consolidated Statement of Income for the three months ended June 30, 2023. The amount of interest income, non-interest income and net loss of $32.2 million, $3.1 million and $(3.9) million, respectively, attributable to the acquisition of PCSB were included in Brookline Bancorp, Inc.’s Consolidated Statement of Income for the six months ended June 30, 2023. PCSB’s interest income, non-interest income and net loss noted above reflect management’s best estimates, based on information available at the reporting date.
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$189,075	$8	$23,065	$166,018
GSE CMOs	68,652	—	4,206	64,446
GSE MBSs	199,087	4	19,432	179,659
Municipal obligations	15,769	92	247	15,614
Corporate debt obligations	32,948	18	1,068	31,898
U.S. Treasury bonds	484,756	6	32,664	452,098
Foreign government obligations	500	—	23	477
Total investment securities available-for-sale	$990,787	$128	$80,705	$910,210

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$176,751	$—	$24,329	$152,422
GSE CMOs	19,977	—	1,757	18,220
GSE MBSs	159,824	1	19,249	140,576
Corporate debt obligations	14,076	—	312	13,764
U.S. Treasury bonds	362,850	280	31,823	331,307
Foreign government obligations	500	—	23	477
Total investment securities available-for-sale	$733,978	$281	$77,493	$656,766
As of June 30, 2023, the fair value of all investment securities available-for-sale was $910.2 million, with net unrealized losses of $80.6 million, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of June 30, 2023, $862.8 million, or 94.8% of the portfolio, had gross unrealized losses of $80.7 million, compared to $630.5 million, or 96.0% of the portfolio, with gross unrealized losses of $77.5 million as of December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company held no securities as held to maturity; all securities were held as available-for-sale.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Investment Securities as Collateral
As of June 30, 2023 and December 31, 2022, respectively, $575.0 million and $387.9 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB of Boston and FHLB of New York borrowings. The Banks had no outstanding FRB borrowings as of June 30, 2023 and December 31, 2022.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the Allowance for Credit Losses ("ACL") is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.0 million as of June 30, 2023 compared $2.6 million to as of December 31, 2022.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2023 and 2022.
Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2023 and December 31, 2022 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$33,040	$346	$126,061	$22,719	$159,101	$23,065
GSE CMOs	48,240	2,471	16,206	1,735	64,446	4,206
GSE MBSs	47,966	1,021	130,212	18,411	178,178	19,432
Municipal obligations	7,303	247	—	—	7,303	247
Corporate debt obligations	15,765	867	13,830	201	29,595	1,068
U.S. Treasury bonds	200,139	2,611	223,570	30,053	423,709	32,664
Foreign government obligations	—	—	477	23	477	23
Total temporarily impaired investment securities	$352,453	$7,563	$510,356	$73,142	$862,809	$80,705

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,719	$1,255	$95,703	$23,076	$152,422	$24,331
GSE CMOs	16,411	1,563	1,809	192	18,220	1,755
GSE MBSs	97,858	9,823	42,500	9,426	140,358	19,249
Corporate debt obligations	13,764	312	—	—	13,764	312
U.S. Treasury bonds	139,103	3,723	166,150	28,100	305,253	31,823
Foreign government obligations	477	23	—	—	477	23
Temporarily impaired investment securities available-for-sale	324,332	16,699	306,162	60,794	630,494	77,493
Total temporarily impaired investment securities	$324,332	$16,699	$306,162	$60,794	$630,494	$77,493

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2023. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of June 30, 2023. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLB and the Federal Farm Credit Bank. As of June 30, 2023, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $33.8 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $2.7 million as of December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of June 30, 2023, the Company owned 41 GSE debentures with a total fair value of $166.0 million, and a net unrealized loss of $23.1 million. The acquisition of PCSB accounted for $40.0 million of the total fair value at June 30, 2023. As of December 31, 2022, the Company held 32 GSE debentures with a total fair value of $152.4 million, with a net unrealized loss of $24.3 million. As of June 30, 2023, 37 of the 41 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 31 of the 32 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the six months ended June 30, 2023 and 2022, the Company did not purchase GSE debentures.
As of June 30, 2023, the Company owned 60 GSE CMOs with a total fair value of $64.4 million and a net unrealized loss of $4.2 million. The acquisition of PCSB accounted for $48.2 million of the total fair value at June 30, 2023. As of December 31, 2022, the Company held 32 GSE CMOs with a total fair value of $18.2 million with a net unrealized loss of $1.8 million. As of June 30, 2023 and December 31, 2022 , all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2023 and 2022, the Company did not purchase any GSE CMOs.
As of June 30, 2023, the Company owned 150 GSE MBSs with a total fair value of $179.7 million and a net unrealized loss of $19.4 million. The acquisition of PCSB accounted for $48.6 million of the total fair value at June 30, 2023. As of December 31, 2022, the Company held 134 GSE MBSs with a total fair value of $140.6 million with a net unrealized loss of $19.2 million. As of June 30, 2023, 143 of the 150 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 128 of the 134 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the six months ended June 30, 2023 the Company purchased $39.4 million of GSE MBSs compared to the same period in 2022 when the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of June 30, 2023, the Company owned 47 municipal obligation securities with a total fair value of $15.6 million which approximates cost. The acquisition of PCSB, and purchases year to date accounted for all of the total fair value at June 30, 2023. As of December 31, 2022, the Company did not hold any municipal securities. As of June 30, 2023,12 of the 47 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2023, the Company purchased $5.6 million of municipal securities compared to the same period in 2022 when the Company did not purchase any municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2023, the Company held 13 corporate obligation securities with a total fair value of $31.9 million and a net unrealized loss of $1.1 million. The acquisition of PCSB accounted for $18.1 million of the total fair value at June 30, 2023. As of December 31, 2022, the Company held 4 corporate obligation securities with a total fair value of $13.8 million and a net unrealized loss of $0.3 million. As of June 30, 2023, 12 of the 13 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2023 and 2022, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2023, the Company owned 70 U.S. Treasury bonds with a total fair value of $452.1 million and a net unrealized loss of $32.7 million. The acquisition of PCSB accounted for $163.8 million of the total fair value at June 30, 2023. As of December 31, 2022, the Company held 41 U.S. Treasury bonds with a total fair value of $331.3 million and a net unrealized loss of $31.5 million. As of June 30, 2023, 64 of the 70 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 38 of the 41 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2023, the Company purchased $234.0 million of U.S. Treasury bonds, compared to the same period in 2022 when the Company purchased $122.6 million U.S. Treasury bonds.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of June 30, 2023 and December 31, 2022, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2023 and December 31, 2022, respectively, the security was in an unrealized loss position. During the six months ended June 30, 2023, the Company did not purchase any foreign government obligations, compared to the same period in 2022, when the Company repurchased the foreign government obligation that had matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2023			At December 31, 2022
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$135,793	$135,258	4.08%	$119,912	$119,075	3.10%
After 1 year through 5 years	310,475	297,518	3.05%	163,941	156,120	2.40%
After 5 years through 10 years	302,905	259,982	1.71%	291,284	244,847	1.30%
Over 10 years	241,614	217,452	3.38%	158,841	136,724	2.10%
	$990,787	$910,210	2.90%	$733,978	$656,766	2.06%
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
As of June 30, 2023, issuers of debt securities with an estimated fair value of $95.0 million had the right to call or prepay the obligations. Of the $95.0 million, approximately $5.4 million matures in less then 1 year, $35.2 million matures in 1-5 years, $46.8 million matures in 6-10 years, and $7.6 million matures after ten years. As of December 31, 2022, issuers of debt securities with an estimated fair value of approximately $53.1 million had the right to call or prepay the obligations. Of the $53.1 million, approximately $2.5 million matures in less then 1 year, $6.3 million matures in 1-5 years, $37.4 million matures in 6-10 years, and $6.9 million matures after ten years.
Security Sales
The proceeds from the sale of investment securities available-for-sale were $230.0 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 where the Company did not sell any investment securities available-for-sale. Securities sales executed during the six months ended were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio.

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
Investment securities available-for-sale:
Proceeds from sales:	$229,981	$—
Gross gains from sales	2,705	—
Gross losses from sales	(1,001)	—
Gain on sales of securities, net	$1,704	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2023		At December 31, 2022
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,997,027	5.30%	$3,046,746	4.93%
Multi-family mortgage	1,358,475	4.99%	1,150,597	4.74%
Construction	315,269	6.58%	206,805	6.51%
Total commercial real estate loans	5,670,771	5.30%	4,404,148	4.95%
Commercial loans and leases:
Commercial	845,192	6.64%	752,948	6.03%
Equipment financing	1,306,165	7.34%	1,216,585	7.04%
Condominium association	41,670	4.83%	46,966	4.80%
Total commercial loans and leases	2,193,027	7.02%	2,016,499	6.61%
Consumer loans:
Residential mortgage	1,082,425	4.24%	844,614	3.98%
Home equity	346,842	7.79%	322,622	7.00%
Other consumer	47,734	7.46%	56,505	6.65%
Total consumer loans	1,477,001	5.18%	1,223,741	4.90%
Total loans and leases	$9,340,799	5.67%	$7,644,388	5.38%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $34.8 million and $26.1 million at June 30, 2023 and December 31, 2022, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs included in total loans and leases were $10.7 million and $11.3 million as of June 30, 2023 and December 31, 2022, respectively.
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 29.6% of which is in the greater New York and New Jersey metropolitan area and 70.4% of which is in other areas in the United States of America as of June 30, 2023.
Loans and Leases Pledged as Collateral
As of June 30, 2023 and December 31, 2022, there were $3.3 billion and $2.4 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2023 and December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865
Charge-offs	—	(1,685)	(5)	(1,690)
Recoveries	6	577	10	593
Provision (credit) for loan and lease losses excluding unfunded commitments	1,603	3,981	465	6,049
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

	Three Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463
Charge-offs	—	(1,533)	—	(1,533)
Recoveries	6	279	6	291
Provision (credit) for loan and lease losses excluding unfunded commitments	990	(2,144)	121	(1,033)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

	Six Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(2,525)	(16)	(2,541)
Recoveries	12	960	21	993
Provision (credit) for loan and lease losses excluding unfunded commitments	16,135	10,595	2,153	28,883
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

The table above excludes the establishment of the initial reserve for PCD loans and leases of $2.3 million, net of $2.3 million of day one charge-offs recognized at the date of the acquisition in accordance with GAAP.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(3,833)	(7)	(3,877)
Recoveries	11	632	44	687
Provision (credit) for loan and lease losses excluding unfunded commitments	840	(3,749)	203	(2,706)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $22.8 million, and $20.6 million at June 30, 2023 and December 31, 2022, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,603	$990	$16,135	$840
Commercial	3,981	(2,144)	10,595	(3,749)
Consumer	465	121	2,153	203
Total (credit) provision for loan and lease losses	6,049	(1,033)	28,883	(2,706)
Unfunded commitments	(323)	1,206	2,187	2,715
Total provision (credit) for credit losses	$5,726	$173	$31,070	$9

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at June 30, 2023 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.

As of June 30, 2023, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $111.0 million as of June 30, 2023, compared to $95.4 million as of December 31, 2022. The increase in the general allowance was primarily driven by the acquisition of PCSB Bank during the year, which contributed $14.8 million of the $15.6 million increase, and secondarily by loan growth during the year.

The specific allowance for loan and lease losses was $14.8 million as of June 30, 2023, compared to $3.1 million as of December 31, 2022. The specific allowance increased by $11.7 million during the six months ended June 30, 2023 primarily due to specific reserves on two C&I accounts totaling $6 million, as well as specific reserve increases totaling $2.9 million for commercial real estate loans and $2.2 million in equipment financing loans.
As of June 30, 2023, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2023.

June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(In Thousands)
Commercial Real Estate

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Pass	$241,350	$656,424	$786,618	$388,710	$469,881	$1,298,263	$69,618	$12,105	$3,922,969
OAEM	—	—	2,565	3,431	—	42,051	—	—	48,047
Substandard	—	—	—	—	14,757	11,254	—	—	26,011
Total	241,350	656,424	789,183	392,141	484,638	1,351,568	69,618	12,105	3,997,027
Multi-Family Mortgage
Pass	6,834	198,059	238,086	169,934	208,360	490,643	6,355	36,623	1,354,894
OAEM	—	—	—	—	1,333	—	—	—	1,333
Substandard	—	—	—	—	—	2,248	—	—	2,248
Total	6,834	198,059	238,086	169,934	209,693	492,891	6,355	36,623	1,358,475
Construction
Pass	15,760	185,066	70,667	9,651	10,810	910	6,200	—	299,064
OAEM	—	1,744	10,633	—	—	—	—	—	12,377
Substandard	—	—	—	—	1,501	2,327	—	—	3,828
Total	15,760	186,810	81,300	9,651	12,311	3,237	6,200	—	315,269
Commercial
Pass	53,121	145,185	131,871	41,850	26,089	79,057	318,473	3,809	799,455
OAEM	—	—	94	2,569	1,385	—	12,676	249	16,973
Substandard	1,004	—	4,635	1,182	13,190	29	8,420	301	28,761
Doubtful	—	—	—	—	—	1	—	2	3
Total	54,125	145,185	136,600	45,601	40,664	79,087	339,569	4,361	845,192
Current-period gross writeoffs	—	—	—	—	7	85	—	—	92
Equipment Financing
Pass	231,217	433,296	242,641	152,274	111,885	99,376	13,746	2,867	1,287,302
OAEM	—	2,746	1,391	1,339	506	66	—	—	6,048
Substandard	46	3,124	1,823	1,126	2,539	2,315	—	—	10,973
Doubtful	—	562	1,265	—	—	15	—	—	1,842
Total	231,263	439,728	247,120	154,739	114,930	101,772	13,746	2,867	1,306,165
Current-period gross writeoffs	—	514	845	108	273	694	—	—	2,434
Condominium Association
Pass	1,234	6,484	7,475	7,336	5,118	11,640	2,183	200	41,670

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	1,234	6,484	7,475	7,336	5,118	11,640	2,183	200	41,670
Other Consumer
Pass	310	389	816	10	26	2,104	44,078	1	47,734
Total	310	389	816	10	26	2,104	44,078	1	47,734
Current-period gross writeoffs	4	—	1	—	11	7	—	—	23
Total
Pass	549,826	1,624,903	1,478,174	769,765	832,169	1,981,993	460,653	55,605	7,753,088
OAEM	—	4,490	14,683	7,339	3,224	42,117	12,676	249	84,778
Substandard	1,050	3,124	6,458	2,308	31,987	18,173	8,420	301	71,821
Doubtful	—	562	1,265	—	562	16	—	2	2,407
Total	$550,876	$1,633,079	$1,500,580	$779,412	$867,942	$2,042,299	$481,749	$56,157	$7,912,094
As of June 30, 2023, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$36,092	$175,692	$220,158	$123,651	$90,123	$283,544	$4,707	$443	$934,410
661 - 700	3,415	14,883	10,791	9,000	5,969	21,900	—	—	65,958
600 and below	1,506	13,978	5,049	8,199	3,201	23,132	—	—	55,065
Data not available*	405	3,178	—	179	1,471	21,759	—	—	26,992
Total	$41,418	$207,731	$235,998	$141,029	$100,764	$350,335	$4,707	$443	$1,082,425
Home Equity
Credit Scores
Over 700	$3,875	$3,979	$1,837	$960	$1,341	$8,170	$277,118	$5,590	$302,870
661 - 700	126	512	43	—	16	894	20,017	1,020	22,628
600 and below	180	95	—	34	43	307	14,359	1,308	16,326
Data not available*	25	14	—	—	—	223	4,320	436	5,018
Total	$4,206	$4,600	$1,880	$994	$1,400	$9,594	$315,814	$8,354	$346,842
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchase mortgages.

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
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchase mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2023.

	At June 30, 2023
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$6,505	$18,560	$189	$25,254	$3,971,773	$3,997,027	$—	$8,737	$—
Multi-family mortgage	744	—	—	744	1,357,731	1,358,475	—	—	—
Construction	—	—	2,208	2,208	313,061	315,269	—	3,828	3,828
Total commercial real estate loans	7,249	18,560	2,397	28,206	5,642,565	5,670,771	—	12,565	3,828
Commercial loans and leases:
Commercial	596	911	399	1,906	843,286	845,192	—	16,023	2,661
Equipment financing	6,513	3,594	5,979	16,086	1,290,079	1,306,165	488	12,809	1,217
Condominium association	—	—	—	—	41,670	41,670	—	—	—
Total commercial loans and leases	7,109	4,505	6,378	17,992	2,175,035	2,193,027	488	28,832	3,878
Consumer loans:
Residential mortgage	983	1,157	2,000	4,140	1,078,285	1,082,425	—	4,343	1,738
Home equity	629	27	174	830	346,012	346,842	2	583	—
Other consumer	—	—	—	—	47,734	47,734	—	—	—
Total consumer loans	1,612	1,184	2,174	4,970	1,472,031	1,477,001	2	4,926	1,738
Total loans and leases	$15,970	$24,249	$10,949	$51,168	$9,289,631	$9,340,799	$490	$46,323	$9,444
The Company did not recognize any interest income on nonaccrual loans for the three months ended June 30, 2023.

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

	At June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$2,954	$11,849	$42	$14,845
Collectively evaluated	81,347	23,785	5,840	110,972
Total	$84,301	$35,634	$5,882	$125,817
Loans and Leases:
Individually evaluated	$33,433	$33,226	$4,363	$71,022
Collectively evaluated	5,637,338	2,159,801	1,472,638	9,269,777
Total	$5,670,771	$2,193,027	$1,477,001	$9,340,799

	At December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$62	$2,982	$68	$3,112
Collectively evaluated	68,092	23,622	3,656	95,370
Total loans and leases	$68,154	$26,604	$3,724	$98,482

Loans and Leases:
Individually evaluated	$11,039	$14,346	$3,863	$29,248
Collectively evaluated	4,393,109	2,002,153	1,219,878	7,615,140
Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388

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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.The loans presented in the following tables relate to two customer relationships.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	7	$12,938	0.88%	All 7 loans were given 6-month maturity extensions and restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination
C&I	2	627	0.04%	Both loans were given 6-month maturity extensions and restructured delayed payment plans to assist borrowers. The financial effect was deemed "de minimis."
Total	9	$13,565	0.92%

	Six Months Ended June 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	24	$19,061	1.29%	All 24 loans were given 6-month maturity extensions and restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination
C&I	2	627	0.04%	Both loans were given 6-month maturity extensions and restructured delayed payment plans to assist borrowers. The financial effect was deemed "de minimis."
Total	26	$19,688	1.33%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended June 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$13,565	—	—	—	—	—	—

	Six Months Ended June 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$19,688	—	—	—	—	—	—
The following table sets forth information regarding TDR loans and leases at the dates indicated:

At December 31, 2022
(In Thousands)
Troubled debt restructurings:
On accrual	$16,385
On nonaccrual	3,527
Total troubled debt restructurings	$19,912

Total TDR loans and leases at December 31, 2022 were $19.9 million.
The amortized cost basis in TDR loans and the associated specific credit losses for the loan and lease portfolios that were modified during the periods indicated, are as follows.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At and for the Six Months Ended June 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Equipment financing	17	561	851	—	366	5	361
Total loans and leases	17	$561	$851	$—	$366	5	$361

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(In Thousands)
Loans with one modification:
Extended maturity	$44	$292
Combination maturity, principal, interest rate	289	559
Total loans with modifications	$333	$851
The TDR loans and leases that were modified for the three months ended June 30, 2022 were $0.3 million.
The net charge-offs for performing and nonperforming TDR loans and leases for the six months ended June 30, 2022 were $0.1 million.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs was as of June 30, 2022 were $0.5 million.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2023	At December 31, 2022
	(In Thousands)
Goodwill	$160,427	$160,427
Additions	80,795	—
Balance at end of period	241,222	160,427
Other intangible assets:
Core deposits	27,037	692
Trade name	1,089	1,089
Total other intangible assets	28,126	1,781
Total goodwill and other intangible assets	$269,348	$162,208
The addition of goodwill and the increase in core deposit intangibles, at June 30, 2023 are due to the excess of the purchase paid over the fair value of the net assets acquired from the PCSB acquisition.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2023	$3,909
Year ending:
2024	6,636
2025	5,507
2026	4,398
2027	3,329
2028	2,177
Thereafter	1,081
Total	$27,037
(7) Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2023 and 2022, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2023	$(52,281)	$(895)	$488	$(52,688)
Other comprehensive income (loss)	(10,273)	(4,265)	—	(14,538)
Reclassification adjustment for (income) expense recognized in earnings	—	1,070	—	1,070
Balance at June 30, 2023	$(62,554)	$(4,090)	$488	$(66,156)

	Three Months Ended June 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2022	$(29,450)	$92	$36	$(29,322)
Other comprehensive income (loss)	(15,664)	38	—	(15,626)
Reclassification adjustment for (income) expense recognized in earnings	—	(29)	—	(29)
Balance at June 30, 2022	$(45,114)	$101	$36	$(44,977)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,192)	$(2,243)	$488	$(61,947)
Other comprehensive income (loss)	(2,362)	(2,249)	—	(4,611)
Reclassification adjustment for (income) expense recognized in earnings	—	402	—	402
Balance at June 30, 2023	$(62,554)	$(4,090)	$488	$(66,156)

	Six Months Ended June 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(44,931)	94	—	(44,837)
Reclassification adjustment for (income) expense recognized in earnings	—	(30)	—	(30)
Balance at June 30, 2022	$(45,114)	$101	$36	$(44,977)
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

At June 30, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	3.40	5.07%	3.39%	$(5,842)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2022
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$150,000	3.77	4.11%	3.26%	$(3,030)

The Company utilizes risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings in other non-interest income at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank.
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	151	$57,998	$111,519	$83,424	$130,013	$1,379,494	$1,762,448	$110,735
Pay fixed, receive variable	151	57,998	111,519	83,424	130,013	1,379,494	1,762,448	110,735
Risk participation-out agreements	62	29,624	27,460	3,132	29,425	420,970	510,611	1,561
Risk participation-in agreements	8	18,266	—	—	27,073	28,954	74,293	22

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$2,283	$—	$—	$—	$—	$2,283	$415
Sells foreign currency, buys U.S. currency	16	2,300	—	—	—	—	2,300	398

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	132	$71,547	$69,454	$141,498	$68,140	$1,139,070	$1,489,709	$103,640
Pay fixed, receive variable	132	71,547	69,454	141,498	68,140	1,139,070	1,489,709	103,640
Risk participation-out agreements	54	38,931	22,979	27,508	6,222	297,984	393,624	347
Risk participation-in agreements	8	18,421	—	—	23,766	33,036	75,223	31

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	12	$2,383	$—	$—	$—	$—	$2,383	$130
Sells foreign currency, buys U.S. currency	12	2,400	—	—	—	—	2,400	112

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $8.2 million and $2.4 million in the normal course of business as of June 30, 2023 and December 31, 2022, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$126,985	$—	$126,985	$—	$—	$126,985
Risk participation-out agreements	1,561	—	1,561	—	—	1,561
Foreign exchange contracts	415	—	415	—	—	415
Total	$128,961	$—	$128,961	$—	$—	$128,961

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$5,842	$—	$5,842	$—	$—	$5,842
Derivatives not designated as hedging instruments:
Loan level derivatives	$126,985	$—	$126,985	$5,370	$2,840	$118,775
Risk participation-in agreements	22	—	22	—	—	22
Foreign exchange contracts	398	—	398	—	—	398
Total	$133,247	$—	$133,247	$5,370	$2,840	$125,037

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$34	$—	$34	$—	$—	$34
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$—	$—	$108,963
Risk participation-out agreements	347	—	347	—	—	347
Foreign exchange contracts	130	—	130	—	—	130
Total	$109,474	$—	$109,474	$—	$—	$109,474

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,170	$—	$3,170	$—	$—	$3,170
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$2,393	$—	$106,570
Risk participation-in agreements	31	—	31	—	—	31
Foreign exchange contracts	112	—	112	—	—	112
Total	$112,276	$—	$112,276	$2,393	$—	$109,883
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

	Fair Value
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(Dollars in Thousands)
Derivatives designated as hedges	$(5,842)	$128
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(4,089)	$100
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(1,446)	$30
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of June 30, 2023, the Company had one active equity plan: the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan ("2021 Plan"). As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan are together referred to as the "Plans."

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

During the three and six months ended June 30, 2023 and June 30, 2022, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.

Total expense for the Plans was $0.9 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Total expense for the Plan was $1.8 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2023		June 30, 2022
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$21,850	$21,850	$25,195	$25,195

Denominator:
Weighted average shares outstanding	88,665,135	88,665,135	77,091,013	77,091,013
Effect of dilutive securities	—	261,408	—	328,275
Adjusted weighted average shares outstanding	88,665,135	88,926,543	77,091,013	77,419,288

EPS	$0.25	$0.25	$0.33	$0.33

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2023		June 30, 2022
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$29,410	$29,410	$49,900	$49,900

Denominator:
Weighted average shares outstanding	87,620,194	87,620,194	77,352,666	77,352,666
Effect of dilutive securities	—	267,786	—	318,935
Adjusted weighted average shares outstanding	87,620,194	87,887,980	77,352,666	77,671,601

EPS	$0.34	$0.34	$0.65	$0.65
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2023 and June 30, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$166,018	$—	$166,018
GSE CMOs	—	64,446	—	64,446
GSE MBSs	—	179,659	—	179,659
Municipal obligations	—	3,280	12,334	15,614
Corporate debt obligations	—	24,630	7,268	31,898
U.S. Treasury bonds	—	452,098	—	452,098
Foreign government obligations	—	477	—	477
Total investment securities available-for-sale	$—	$890,608	$19,602	$910,210
Assets:
Interest rate derivatives	—	—	—	—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	126,985	—	126,985
Risk participation-out agreements	—	1,561	—	1,561
Foreign exchange contracts	—	415	—	415
Liabilities:
Interest rate derivatives	$—	$5,842	$—	$5,842
Derivatives not designated as hedging instruments:
Loan level derivatives	—	126,985	—	126,985
Risk participation-in agreements	—	22	—	22
Foreign exchange contracts	—	398	—	398

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$152,422	$—	$152,422
GSE CMOs	—	18,220	—	18,220
GSE MBSs	—	140,576	—	140,576
Corporate debt obligations	—	13,764	—	13,764
U.S. Treasury bonds	—	331,307	—	331,307
Foreign government obligations	—	477	—	477
Total investment securities available-for-sale	$—	$656,766	$—	$656,766
Interest rate derivatives	—	34	—	34
Loan level derivatives	—	108,963	—	108,963
Risk participation-out agreements	—	347	—	347
Foreign exchange contracts	—	130	—	130
Liabilities:
Interest rate derivatives	$—	$3,170	$—	$3,170
Loan level derivatives	—	108,963	—	108,963
Risk participation-in agreements	—	31	—	31
Foreign exchange contracts	—	112	—	112
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt obligations, municipal obligations and trust preferred securities, all of which are included in Level 2. As of June 30, 2023, $19.6 million of investment securities available-for-sale are included in Level 3 within the investment portfolio. The composition of these assets are primarily composed of subordinated debt of local banks and private placement municipal securities. Of these securities, approximately $14.6 million are private placement municipal Bond Anticipation Notes. As of December 31, 2022, none of the investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at June 30, 2023 and December 31, 2022, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
June 30, 2023
Assets
Municipal obligations	$12,334	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.45%	2.50%
Corporate debt obligations	4,965	Observable Bids	Bloomberg TRACE
Corporate debt obligations	2,303	Discounted Cash Flow	Discount Rate from Bloomberg/BVAL	5.91%	5.91%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Six Months Ended June 30, 2023
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$—	$—
Purchases	4,974	—
Included in comprehensive income	(117)	(66)
Transfers in	18,881	12,058
Transfers out	—	—
Sales	—	(4,748)
Maturities, calls, and paydowns	(11,404)	24
Ending balance	$12,334	$7,268

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$7,737	$7,737
Repossessed assets	—	602	—	602
Total assets measured at fair value on a non-recurring basis	$—	$602	$7,737	$8,339

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$779	$779
Repossessed assets	—	408	—	408
Total assets measured at fair value on a non-recurring basis	$—	$408	$779	$1,187
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned ("OREO")
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses. As of June 30, 2023 and December 31, 2022, the Company did not record any OREO.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At June 30, 2023	At December 31, 2022
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$7,737	$779	Appraisal of collateral (1)
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

			Fair Value Measurements at June 30, 2023
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,214,982	$8,966,412	$—	$—	$8,966,412
Financial liabilities:
Certificates of deposits	2,343,754	2,316,697	—	2,316,697	—
Borrowed funds	1,226,270	1,220,928	—	1,220,928	—

			Fair Value Measurements at December 31, 2022
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,545,906	7,450,654	—	—	7,450,654
Financial liabilities:
Certificates of deposit	1,238,287	1,217,024	—	1,217,024	—
Borrowed funds	1,432,652	1,431,716	—	1,431,716	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2023	At December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$125,226	$414,217
Commercial	245,667	291,188
Residential mortgage	16,317	14,036
Unadvanced portion of loans and leases	1,311,073	1,202,738
Unused lines of credit:
Home equity	756,009	700,201
Other consumer	113,817	97,313
Other commercial	511	526
Unused letters of credit:
Financial standby letters of credit	14,611	13,584
Performance standby letters of credit	29,434	31,330
Commercial and similar letters of credit	4,817	2,619
Interest rate derivatives	225,000	150,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,762,448	1,489,709
Pay fixed, receive variable	1,762,448	1,489,709
Risk participation-out agreements	510,611	393,624
Risk participation-in agreements	74,297	75,223
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	2,283	2,383
Sells foreign currency, buys U.S. currency	2,300	2,400
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
Total lease commitments increased from $19.5 million as of December 31, 2022 to $33.0 million as of June 30, 2023. The increase is due to the addition of 12 leases for PCSB Bank branch locations.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$4,200	$3,143

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,465	$3,245
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$15,307	$—
Operating leases liabilities	17,049	—

	At June 30, 2023	At December 31, 2022
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$31,774	$19,484
Operating lease liabilities	33,021	19,484

Weighted Average Remaining Lease Term
Operating leases	9.17	7.39

Weighted Average Discount Rate
Operating leases	4.1%	3.5%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2023
(In Thousands)

Remainder of 2023	$4,316
Year ending:
2024	7,655
2025	6,086
2026	4,677
2027	3,714
2028	2,334
Thereafter	9,512
Total	$38,294
Less imputed interest	(5,273)
Present value of lease liability	$33,021
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.3 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Total other expenditures were $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. Total rental expense was $4.2 million and $3.0 million for the six months ended June 30, 2023 and 2022. Total rental expense was $2.0 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively.
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
As a commercially-focused financial institution with 63 full-service banking offices throughout greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 29.6% of which is in the greater New York and New Jersey metropolitan area and 70.4% of which is in other areas in the United States of America as of June 30, 2023. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The competition for loans and leases and deposits remains strong. Loan and deposit growth are also influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (the "FRB"). Based on management's scenario analysis of deposit sensitivity to the current rate environment and customer's demand for non-depository investment alternatives, management expects that there will be further deposit mix migration and increased deposit sensitivity to interest rates, which will negatively impact net interest income and net interest margin.
Management expects pressure on the net interest margin to continue for a quarter or two after the Federal Reserve stops increasing rates, after which the net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment faster than time deposits and other funding sources. Net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 39% to market rates, forecast that a short-term increase in rates will positively affect the Company's net interest income, net interest spread, and net interest margin. It is management's expectation that even should interest rates rise, margin will continue to compress as rates on deposit products continue to "catch up" with the swift rise in short term rates over the last year.
As discussed above, changes in interest rates could also precipitate a change in the mix and volume of the Company's deposits and loans. The future operating results of the Company will depend on its ability to maintain or increase the current net interest income, manage credit risk, increase sources of non-interest income, while managing non-interest expenses.
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, Brookline Bank is subject to supervision, examination and regulation by the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to examination, supervision and regulation by the Banking Division of the Rhode Island Department of Business Regulation. As a New York-chartered commercial bank, PCSB Bank is subject to regulation, supervision and examination by the New York State Department of Financial Services. The FDIC insures each of the Banks’ deposits up to $250,000 per depositor. As previously disclosed, on July 31, 2019, Brookline Bank converted to a Massachusetts-chartered trust company and ended its membership in the Depositors Insurance Fund (the “DIF”), a private industry-sponsored fund which insures deposit balances at Massachusetts-chartered savings banks and cooperative banks in excess of federal deposit insurance coverage. Brookline Bank’s growth in deposit size necessitated Brookline Bank’s withdrawal from the DIF and the concurrent charter conversion of Brookline Bank. Brookline Bank’s deposit accounts will continue to be insured by the deposit insurance fund of the FDIC up to applicable limits. Term deposits in excess of the FDIC insurance coverage as of July 31, 2019 will continue to be insured by the DIF until they reach maturity.
On January 1, 2023, the Company completed its previously announced acquisition (the “merger”) of PCSB. Pursuant to the merger agreement, each share of PCSB common stock outstanding at the effective time of the merger was converted into the right to receive, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock was converted to Company common stock. Subsequent to the acquisition, PCSB Bank operates as a separate subsidiary of the Company and has 14 banking offices throughout the Lower Hudson Valley of New York State.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data
    The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Quarterly Report on Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.25	$0.09	$0.39	$0.39	$0.33
Earnings per share - Diluted	0.25	0.09	0.39	0.39	0.33
Book value per share (end of period)	13.11	13.14	12.91	12.54	12.63
Tangible book value per share (end of period) (1)	10.07	10.08	10.80	10.43	10.51
Dividends paid per common share	0.135	0.135	0.135	0.130	0.130
Stock price (end of period)	8.74	10.50	14.15	11.65	13.31

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.26%	3.36%	3.81%	3.80%	3.56%
Return on average assets	0.78%	0.27%	1.34%	1.40%	1.18%
Return on average tangible assets (1)	0.79%	0.28%	1.37%	1.43%	1.21%
Return on average stockholders' equity	7.44%	2.61%	12.09%	12.29%	10.32%
Return on average tangible stockholders' equity (1)	9.67%	3.43%	14.48%	14.72%	12.39%
Dividend payout ratio (1)	54.78%	158.33%	34.94%	33.07%	39.81%
Efficiency ratio (3)	63.20%	65.44%	53.01%	52.98%	56.95%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.05%	0.02%	0.02%	(0.01)%	0.07%
Nonperforming loans and leases as a percentage of total loans and leases	0.50%	0.31%	0.19%	0.24%	0.28%
Nonperforming assets as a percentage of total assets	0.42%	0.25%	0.17%	0.21%	0.25%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.35%	1.31%	1.29%	1.27%	1.28%

CAPITAL RATIOS
Stockholders' equity to total assets	10.37%	10.11%	10.80%	11.08%	11.38%
Tangible equity ratio (1)	8.16%	7.94%	9.20%	9.39%	9.65%

FINANCIAL CONDITION DATA
Total assets	$11,206,078	$11,522,485	$9,185,836	$8,695,708	$8,514,230
Total loans and leases	9,340,799	9,246,965	7,644,388	7,421,304	7,291,912
Allowance for loan and lease losses	125,817	120,865	98,482	94,169	93,188
Allowance for investment security losses	433	301	102	48	58
Investment securities available-for-sale	910,210	1,067,032	656,766	675,692	717,818
Goodwill and identified intangible assets	269,348	271,302	162,208	162,329	162,449
Total deposits	8,517,013	8,456,462	6,522,146	6,735,605	6,894,457
Total borrowed funds	1,226,270	1,630,102	1,432,652	758,768	478,200
Stockholders' equity	1,162,308	1,165,066	992,125	963,618	968,496

					(Continued)

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$86,037	$86,049	$80,030	$78,026	$71,867
Provision (credit) for credit losses	5,726	25,542	5,725	2,835	227
Non-interest income	5,462	12,937	9,056	6,834	6,928
Non-interest expense	57,825	64,776	47,225	44,959	44,871
Net income	21,850	7,560	29,695	30,149	25,195
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets increased $2.0 billion to $11.2 billion as of June 30, 2023 from $9.2 billion as of December 31, 2022. The increase was primarily driven by the acquisition of PCSB Bank.
Cash and cash equivalents decreased $158.5 million to $224.4 million as of June 30, 2023 from $383.0 million as of December 31, 2022.
Total investment securities increased $253.4 million to $910.2 million as of June 30, 2023 from $656.8 million as of December 31, 2022.
Total loans and leases increased $1.7 billion to $9.3 billion as of June 30, 2023 from $7.6 billion as of December 31, 2022. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $7.9 billion, or 84.2% of total loans and leases as of June 30, 2023, an increase of $1.4 billion from $6.4 billion, or 84.0% of total loans and leases as of December 31, 2022.
Total deposits increased $2.0 billion to $8.5 billion as of June 30, 2023 from $6.5 billion as of December 31, 2022. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.2 billion, or 72.5% of total deposits as of June 30, 2023, an increase of $889.4 million from $5.3 billion, or 81.0% of total deposits as of December 31, 2022. Certificate of deposit balances totaled $1.4 billion, or 16.6% of total deposits as of June 30, 2023, an increase of $482.8 million from $928.1 million, or 14.2% of total deposits as of December 31, 2022. Brokered deposits totaled $932.8 million, or 11.0% of total deposits as of June 30, 2023, an increase of $622.7 million from $310.1 million, or 4.8% of total deposits as of December 31, 2022.
Total borrowed funds decreased $206.4 million to $1.2 billion as of June 30, 2023 from $1.4 billion as of December 31, 2022.
Asset Quality
Nonperforming assets as of June 30, 2023 totaled $46.9 million, or 0.42% of total assets, compared to $15.3 million, or 0.17% of total assets, as of December 31, 2022. Net charge-offs for the three months ended June 30, 2023 were $1.1 million, or 0.05% of average loans and leases on an annualized basis, compared to $1.2 million, or 0.07% of average loans and leases on an annualized basis, for the three months ended June 30, 2022.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.35% as of June 30, 2023, compared to 1.29% as of December 31, 2022.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 271.61% as of June 30, 2023, compared to 661.22% as of December 31, 2022.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.54% as of June 30, 2023, compared to 12.05% as of December 31, 2022. The Company's Tier 1 leverage ratio was 8.79% as of June 30, 2023, compared to 10.26% as of December 31, 2022. As of June 30, 2023, the Company's Tier 1 risk-based capital ratio was 10.64%, compared to 12.18% as of December 31, 2022. The Company's Total risk-based capital ratio was 12.71% as of June 30, 2023, compared to 14.44% as of December 31, 2022.
The Company's ratio of stockholders' equity to total assets was 10.37% and 10.80% as of June 30, 2023 and December 31, 2022, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.16% and 9.20% as of June 30, 2023 and December 31, 2022, respectively.
Net Income
For the three months ended June 30, 2023, the Company reported net income of $21.9 million, or $0.25 per basic and diluted share, a decrease of $3.3 million, or 13.3%, from net income of $25.2 million, or $0.33 per basic and diluted share, for the three months ended June 30, 2022. This decrease in net income is primarily the result of an increase in non-interest expense of $13.0 million, an increase in the provision for credit losses of $5.6 million, and a decrease in non-interest income of $1.5 million, partially offset by an increase in net interest income of $14.2 million and a decrease in the provision for income taxes of $2.5 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2023, the Company reported net income of $29.4 million, or $0.34 per basic and diluted share, a decrease of $20.5 million, or 41.1%, from $49.9 million, or $0.65 per basic and diluted share for the six months ended June 30, 2022. This decrease in net income is primarily the result of an increase in non-interest expense of $35.2 million and an increase in the provision for credit losses of $31.1 million, partially offset by an increase in net interest income of $30.4 million, an increase in non-interest income of $5.9 million, and a decrease in the provision for income taxes of $9.8 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.78% for the three months ended June 30, 2023, compared to 1.18% for the three months ended June 30, 2022. The annualized return on average stockholders' equity was 7.44% for the three months ended June 30, 2023, compared to 10.32% for the three months ended June 30, 2022.
The net interest margin was 3.26% for the three months ended June 30, 2023, down from 3.56% for the three months ended June 30, 2022. The decrease in the net interest margin is a result of an increase of 208 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 2.41% for the three months ended June 30, 2023 from 0.33% for the three months ended June 30, 2022, partially offset by an increase in the yield on interest-earning assets of 163 basis points to 5.49% for the three months ended June 30, 2023 from 3.86% for the three months ended June 30, 2022.
The net interest margin was 3.31% for the six months ended June 30, 2023, down from 3.53% for the six months ended June 30, 2022. The decrease in the net interest margin is a result of an increase of 187 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 2.18% for the six months ended June 30, 2023 from 0.31% for the six months ended June 30, 2022, partially offset by an increase in the yield on interest-earning assets of 152 basis points to 5.30% for the six months ended June 30, 2023 from 3.78% for the six months ended June 30, 2022.
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

Recent Accounting Developments
In March 2023, the FASB issued ASU 2023-02, "Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" which allows entities to use the proportional amortization method to account for tax equity investments, under certain conditions. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for public entities. Management has determined that ASU 2023-02 does apply to the Company and is currently determining the impact as of June 30, 2023.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Reported Pretax Income	$27,815	$33,697	$36,483	$66,747
Less:
Security gains	3	—	1,704	—
Add:
Day 1 PCSB CECL provision	—	—	16,744	—
Merger and acquisition expense (1)	1,002	535	7,411	535
Operating Pretax Income	$28,814	34,232	58,934	67,282
Estimated effective tax rate	19.4%	25.2%	19.4%	25.2%
Estimated taxes	5,587	8,637	11,427	16,982
Operating earnings after tax	$23,227	$25,595	$47,507	$50,300

Operating earnings per common share:
Basic	$0.26	$0.33	$0.54	$0.65
Diluted	$0.26	$0.33	0.54	$0.65

(1) Merger and acquisition expense related to the acquisition of PCSB.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Operating earnings	$23,227	$23,283	$30,015	$31,222	$25,595

Average total assets	$11,272,672	$11,131,087	$8,857,631	$8,586,420	$8,515,330
Less: Average goodwill and average identified intangible assets, net	270,147	278,135	162,266	162,387	162,507
Average tangible assets	$11,002,525	$10,852,952	$8,695,365	$8,424,033	$8,352,823

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)

Return on average assets (annualized)	0.78%	0.27%	1.34%	1.40%	1.18%
Less:
Security gains	—%	0.05%	0.01%	—%	—%
Add:
Day 1 PCSB CECL provision	—%	0.47%	—%	—%	—%
Merger and acquisition expenses	0.03%	0.18%	0.02%	0.04%	0.02%
Operating return on average assets (annualized)	0.81%	0.87%	1.35%	1.44%	1.20%

Return on average tangible assets (annualized)	0.79%	0.28%	1.37%	1.43%	1.21%
Less:
Security gains	—%	0.05%	0.01%	—%	—%

Add:
Day 1 PCSB CECL provision	—%	0.48%	—%	—%	—%
Merger and acquisition expenses	0.03%	0.18%	0.02%	0.04%	0.02%
Operating return on average tangible assets (annualized)	0.82%	0.89%	1.38%	1.47%	1.23%

Average total stockholders' equity	$1,174,167	$1,159,635	$982,306	$981,379	$976,167
Less: Average goodwill and average identified intangible assets, net	270,147	278,135	162,266	162,387	162,507
Average tangible stockholders' equity	$904,020	$881,500	$820,040	$818,992	$813,660

Return on average stockholders' equity (annualized)	7.44%	2.61%	12.09%	12.29%	10.32%
Less:
Security gains	—%	0.45%	0.11%	—%	—%
Add:
Day 1 PCSB CECL provision	—%	4.46%	—%	—%	—%
Merger and acquisition expenses	0.28%	1.71%	0.21%	0.36%	0.16%
Operating return on average stockholders' equity (annualized)	7.72%	8.33%	12.19%	12.65%	10.48%

Return on average tangible stockholders' equity (annualized)	9.67%	3.43%	14.48%	14.72%	12.39%
Less:
Security gains	—%	0.60%	0.13%	—%	—%
Add:
Day 1 PCSB CECL provision	—%	5.87%	—%	—%	—%
Merger and acquisition expenses	0.36%	2.25%	0.26%	0.43%	0.20%

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Operating return on average tangible stockholders' equity (annualized)	10.03%	10.95%	14.61%	15.15%	12.59%

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Net income, as reported	$21,850	$7,560	$29,695	$30,149	$25,195

Average total assets	$11,272,672	$11,131,087	$8,857,631	$8,586,420	$8,515,330
Less: Average goodwill and average identified intangible assets, net	270,147	278,135	162,266	162,387	162,507
Average tangible assets	$11,002,525	$10,852,952	$8,695,365	$8,424,033	$8,352,823

Return on average tangible assets (annualized)	0.79%	0.28%	1.37%	1.43%	1.21%

Average total stockholders' equity	$1,174,167	$1,159,635	$982,306	$981,379	$976,167
Less: Average goodwill and average identified intangible assets, net	270,147	278,135	162,266	162,387	162,507
Average tangible stockholders' equity	$904,020	$881,500	$820,040	$818,992	$813,660

Return on average tangible stockholders' equity (annualized)	9.67%	3.43%	14.48%	14.72%	12.39%
The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Total stockholders' equity	$1,162,308	$1,165,066	$992,125	$963,618	$968,496
Less: Goodwill and identified intangible assets, net	269,348	271,302	162,208	162,329	162,449
Tangible stockholders' equity	$892,960	$893,764	$829,917	$801,289	$806,047

Total assets	$11,206,078	$11,522,485	$9,185,836	$8,695,708	$8,514,230
Less: Goodwill and identified intangible assets, net	269,348	271,302	162,208	162,329	162,449
Tangible assets	$10,936,730	$11,251,183	$9,023,628	$8,533,379	$8,351,781

Tangible equity ratio	8.16%	7.94%	9.20%	9.39%	9.65%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Tangible stockholders' equity	$892,960	$893,764	$829,917	$801,289	$806,047

Common shares issued	96,998,075	96,998,075	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,734,891	7,734,891	7,731,445	7,730,945	7,995,888
Unallocated ESOP	—	—	—	4,833	11,442
Unvested restricted stock	598,049	598,049	601,495	601,995	497,297
Common shares outstanding	88,665,135	88,665,135	76,844,232	76,839,399	76,672,545

Tangible book value per share	$10.07	$10.08	$10.80	$10.43	$10.51

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Dividends paid	$11,969	$11,970	$10,374	$9,969	$10,030

Net income, as reported	$21,850	$7,560	$29,695	$30,149	$25,195

Dividend payout ratio	54.78%	158.33%	34.94%	33.07%	39.81%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At June 30, 2023		At December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,997,027	42.8%	$3,046,746	39.9%
Multi-family mortgage	1,358,475	14.5%	1,150,597	15.1%
Construction	315,269	3.4%	206,805	2.7%
Total commercial real estate loans	5,670,771	60.7%	4,404,148	57.7%
Commercial loans and leases:
Commercial	845,192	9.1%	752,948	9.9%
Equipment financing	1,306,165	14.0%	1,216,585	15.9%
Condominium association	41,670	0.4%	46,966	0.6%
Total commercial loans and leases	2,193,027	23.5%	2,016,499	26.4%
Consumer loans:
Residential mortgage	1,082,425	11.6%	844,614	11.0%
Home equity	346,842	3.7%	322,622	4.2%
Other consumer	47,734	0.5%	56,505	0.7%
Total consumer loans	1,477,001	15.8%	1,223,741	15.9%
Total loans and leases	9,340,799	100.0%	7,644,388	100.0%
Allowance for loan and lease losses	(125,817)		(98,482)
Net loans and leases	$9,214,982		$7,545,906

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2023:

	At June 30, 2023	At December 31, 2022	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,670,771	$4,404,148	$1,266,623	57.5%
Commercial	2,193,027	2,016,499	176,528	17.5%
Consumer	1,477,001	1,223,741	253,260	41.4%
Total loans and leases	$9,340,799	$7,644,388	$1,696,411	44.4%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of June 30, 2023, there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $271.0 million, or 2.35% of total loans and commitments, as of June 30, 2023. As of December 31, 2022, there were three borrowers with loans and commitments over

$60.0 million. The total of those loans and commitments was $208.5 million, or 2.2% of total loans and commitments, as of December 31, 2022.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 60.7% of total loans and leases outstanding as of June 30, 2023.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.3 billion), office buildings ($844.0 million), retail stores ($954.2 million), industrial properties ($780.4 million), mixed-use properties ($509.7 million), lodging services ($196.0 million), and food services ($79.4 million) as of June 30, 2023. At that date, approximately 78.3% of the commercial real estate loans outstanding were secured by properties located in New England.
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

Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans, which represented 23.5% of total loans outstanding as of June 30, 2023.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($797.3 million), transportation services ($388.9 million), food services ($197.4 million), recreation services ($138.1 million), manufacturing ($109.7 million), retail ($120.1 million), and rental and leasing services ($62.6 million) as of June 30, 2023.
The Company provides commercial banking services to companies in its market area. Approximately 38.5% of the commercial loans outstanding as of June 30, 2023 were made to borrowers located in New England. The remaining 61.5% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB of Boston and FHLB of New York index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $0.3 million as of June 30, 2023.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 17.6% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 15.8% of total loans outstanding as of June 30, 2023. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2023, other consumer loans equaled $47.7 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2023, the Company had $158.4 million of total assets that were designated as criticized. This compares to $108.2 million of assets designated as criticized as of December 31, 2022. The increase of $50.2 million in criticized assets was primarily driven by increases in commercial real estate and equipment financing relationships for the six months ended June 30, 2023.
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
As of June 30, 2023, the Company had nonperforming assets of $46.9 million, representing 0.42% of total assets, compared to nonperforming assets of $15.3 million, or 0.17% of total assets as of December 31, 2022. The increase of $31.6 million in nonperforming assets was primarily driven by the inclusion of loans related to one commercial customer totaling $9.3 million, three commercial real estate customers totaling $5.2 million, and two commercial real estate customers totaling $4.2 million during the six months ended June 30, 2023.
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

Past Due and Accruing
As of June 30, 2023, the Company had $0.5 million loans and leases greater than 90 days past due and accruing, compared to minimal to no loans as of December 31, 2022. The $0.5 million increase in loans and leases greater than 90 days past due and accruing is primarily due to two equipment financing relationships totaling $0.5 million.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2023	At December 31, 2022
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$8,737	$607
Construction	3,828	707
Total commercial real estate loans	12,565	1,314

Commercial	16,023	464
Equipment financing	12,809	9,653
Condominium association	—	58
Total commercial loans and leases	28,832	10,175

Residential mortgage	4,343	2,680
Home equity	583	723
Other consumer	—	2
Total consumer loans	4,926	3,405

Total nonaccrual loans and leases	46,323	14,894

Other repossessed assets	602	408
Total nonperforming assets	$46,925	$15,302

Loans and leases past due greater than 90 days and accruing	$490	$33
Total delinquent loans and leases 61-90 days past due	24,249	2,218
Restructured loans and leases not included in nonperforming assets	—	16,385

Total nonperforming loans and leases as a percentage of total loans and leases	0.50%	0.19%
Total nonperforming assets as a percentage of total assets	0.42%	0.17%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.26%	0.03%

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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2023, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2023 and 2022.

	At and for the Three Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865
Charge-offs	—	(1,685)	(5)	(1,690)
Recoveries	6	577	10	593
Provision (credit) for loan and lease losses	1,603	3,981	465	6,049
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

Total loans and leases	$5,670,771	$2,193,027	$1,477,001	$9,340,799
Total allowance for loan and lease losses as a percentage of total loans and leases	1.49%	1.62%	0.40%	1.35%

	At and for the Three Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2022	$69,031	$23,503	$2,929	$95,463
Charge-offs	—	(1,533)	—	(1,533)
Recoveries	6	279	6	291
Provision (credit) for loan and lease losses	990	(2,144)	121	(1,033)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

Total loans and leases	$4,225,754	$1,860,182	$1,205,976	$7,291,912
Total allowance for loan and lease losses as a percentage of total loans and leases	1.66%	1.08%	0.25%	1.28%

	At and for the Six Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(2,525)	(16)	(2,541)
Recoveries	12	960	21	993
Provision (credit) for loan and lease losses	16,135	10,595	2,153	28,883
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

Total loans and leases	$5,670,771	$2,193,027	$1,477,001	$9,340,799
Total allowance for loan and lease losses as a percentage of total loans and leases	1.49%	1.62%	0.40%	1.35%

	At and for the Six Months Ended June 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(3,833)	(7)	(3,877)
Recoveries	11	632	44	687
Provision (credit) for loan and lease losses	840	(3,749)	203	(2,706)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188

Total loans and leases	$4,225,754	$1,860,182	$1,205,976	$7,291,912
Total allowance for loan and lease losses as a percentage of total loans and leases	1.66%	1.08%	0.25%	1.28%
At June 30, 2023, the allowance for loan and lease losses increased to $125.8 million, or 1.35% of total loans and leases outstanding, which included $2.3 million in provision (credit) for loan and lease losses on purchase credit deteriorated ("PCD") loans. This compared to an allowance for loan and lease losses of $98.5 million, or 1.29% of total loans and leases outstanding, as of December 31, 2022. Both figures exclude PPP loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended June 30, 2023 and 2022 were $1.1 million and $1.2 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2023 and 2022 were 0.05% and 0.07%, respectively. The year over year decrease in the net charge-offs was primarily due to a decrease in net charge-offs of $0.2 million in commercial loans offset by an increase in net charge-offs of $0.1 million in equipment financing loans.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2023			At December 31, 2022
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$57,220	45.6%	42.8%	$44,536	45.3%	39.9%
Multi-family mortgage	18,001	14.3%	14.5%	16,885	17.1%	15.1%
Construction	9,080	7.2%	3.4%	6,733	6.8%	2.7%
Total commercial real estate loans	84,301	67.1%	60.7%	68,154	69.2%	57.7%
Commercial	19,678	15.6%	9.1%	12,190	12.4%	9.9%
Equipment financing	15,839	12.6%	14.0%	14,315	14.5%	15.9%
Condominium association	117	0.1%	0.4%	99	0.1%	0.6%
Total commercial loans	35,634	28.3%	23.5%	26,604	27.0%	26.4%
Residential mortgage	3,505	2.8%	11.6%	1,894	1.9%	11.0%
Home equity	1,937	1.5%	3.7%	1,478	1.5%	4.2%
Other consumer	440	0.3%	0.5%	352	0.4%	0.7%
Total consumer loans	5,882	4.6%	15.8%	3,724	3.8%	15.9%
Total	$125,817	100.0%	100.0%	$98,482	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of June 30, 2023 is appropriate.
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
Cash, cash equivalents, and investment securities increased $94.9 million, or 18.3% on an annualized basis, to $1.1 billion as of June 30, 2023, from $1.0 billion as of December 31, 2022. The increase was driven by an increase in investment securities available for sale. Cash, cash equivalents, and investment securities were 10.1% of total assets as of June 30, 2023, compared to 11.32% of total assets at December 31, 2022.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2023		At December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$189,075	$166,018	$176,751	$152,422
GSE CMOs	68,652	64,446	19,977	18,220
GSE MBSs	199,087	179,659	159,824	140,576
Municipal obligations	15,769	15,614	—	—
Corporate debt obligations	32,948	31,898	14,076	13,764
U.S. Treasury bonds	484,756	452,098	362,850	331,307
Foreign government obligations	500	477	500	477
Total investment securities available-for-sale	$990,787	$910,210	$733,978	$656,766

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $178.2 million for the six months ended June 30, 2023 compared to $67.4 million for the same period in 2022. For the six months ended June 30, 2023, the Company sold $230.0 million of investment securities available-for-sale. For the same period in 2022, the Company did not sell any investment securities available-for-sale. For the six months ended June 30, 2023, the Company purchased $279.0 million of investment securities available-for-sale, compared to $123.1 million for the same period in 2022.
As of June 30, 2023, the fair value of all investment securities available-for-sale was $910.2 million with $80.6 million of net unrealized losses, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of June 30, 2023, $862.8 million, or 94.8%, of the portfolio, had gross unrealized losses of $80.7 million. This compares to $630.5 million, or 96.0%, of the portfolio with gross unrealized losses of $77.5 million as of December 31, 2022. The Company's unrealized loss position decreased in 2023 primarily driven by a rebalancing of the portfolio to more closely align it with current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as one of the requirements to borrow. The Company generally maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of June 30, 2023, the excess balance of capital stock was $1.5 million, compared to no excess balance of capital stock as of December 31, 2022.
As of June 30, 2023, the Company owned stock in the FHLB of Boston with a carrying value of $47.0 million, a decrease of $5.9 million from $52.9 million as of December 31, 2022. As of June 30, 2023, the FHLB of Boston had total assets of $63.3 billion and total capital of $3.5 billion, of which $1.8 billion was retained earnings. As of June 30, 2023, the Company owned stock in the FHLB of New York with a carrying value of $2.9 million. As of June 30, 2023, the FHLB of New York had total assets of $171.4 billion and total capital of $8.5 billion, of which $2.3 billion was retained earnings. The FHLB of Boston stated that it remained in compliance with all regulatory capital ratios as of June 30, 2023 and was classified as "adequately capitalized" by its regulator, based on the FHLB of Boston's financial information as of March 31, 2023. The FHLB of New York stated that it met all of its regulatory capital requirements at June 30, 2023.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, as a condition to the Banks' membership in the Federal Reserve System. As of June 30, 2023, the Company owned stock in the Federal Reserve Bank with a carrying value of $21.4 million. As of December 31, 2022, the Company owned stock in the Federal Reserve Bank of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes American Financial Exchange and Statewide Zone. As of June 30, 2023, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2022.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2023			At December 31, 2022
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,843,516	21.6%	—%	$1,802,518	27.6%	—%
Interest-bearing deposits:
NOW accounts	699,119	8.2%	0.61%	544,118	8.3%	0.18%
Savings accounts	1,464,054	17.2%	2.02%	762,271	11.7%	0.70%
Money market accounts	2,166,570	25.4%	2.77%	2,174,952	33.4%	1.63%
Certificate of deposit accounts	1,410,905	16.6%	3.06%	928,143	14.2%	1.68%
Brokered deposit accounts	932,849	11.0%	4.25%	310,144	4.8%	3.00%
Total interest-bearing deposits	6,673,497	78.4%	2.65%	4,719,628	72.4%	1.41%
Total deposits	$8,517,013	100.0%	2.08%	$6,522,146	100.0%	1.02%

Total deposits increased $2.0 billion to $8.5 billion as of June 30, 2023, compared to $6.5 billion as of December 31, 2022. Deposits as a percentage of total assets increased to 76.0% as of June 30, 2023, compared to 71.0% as of December 31, 2022.

During the six months ended June 30, 2023, core deposits increased $889.4 million. The ratio of core deposits to total deposits decreased from 81.0% as of December 31, 2022 to 72.5% as of June 30, 2023, primarily due to a decrease in percentage of money market accounts and demand checking accounts to total deposits.

Certificate of deposit accounts increased $0.5 billion to $1.4 billion as of June 30, 2023, compared to $0.9 billion as of December 31, 2022. Certificate of deposit accounts increased as a percentage of total deposits to 16.6% as of June 30, 2023 from 14.2% as of December 31, 2022.

Brokered deposits increased $622.7 million to $932.8 million as of June 30, 2023, compared to $310.1 million as of December 31, 2022. Brokered deposits increased as a percentage of total deposits to 11.0% as of June 30, 2023 from 4.8% as of December 31, 2022. The increase in brokered deposits was driven by the purchase of brokered certificates of deposit. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2023			2022
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,849,393	21.8%	—%	$1,886,284	27.0%	—%
NOW accounts	735,001	8.7%	0.58%	612,439	8.8%	0.14%
Savings accounts	1,374,337	16.2%	1.73%	930,957	13.3%	0.09%
Money market accounts	2,140,522	25.3%	2.62%	2,429,043	34.7%	0.34%
Total core deposits	6,099,253	72.0%	1.38%	5,858,723	83.8%	0.13%
Certificate of deposit accounts	1,390,913	16.5%	2.89%	1,018,471	14.6%	0.67%
Brokered deposit accounts	975,700	11.5%	5.00%	115,535	1.7%	0.30%
Total deposits	$8,465,866	100.0%	2.04%	$6,992,729	100.0%	0.24%

	Six Months Ended June 30,
	2023			2022
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,889,554	22.7%	—%	$1,883,179	26.8%	—%
NOW accounts	772,459	9.3%	0.51%	601,227	8.6%	0.11%
Savings accounts	1,267,762	15.3%	1.34%	932,059	13.3%	0.09%
Money market accounts	2,252,755	27.2%	2.34%	2,422,845	34.5%	0.30%
Total core deposits	6,182,530	74.4%	1.18%	5,839,310	83.2%	0.15%
Certificate of deposit accounts	1,368,959	16.5%	2.57%	1,054,897	15.0%	0.68%
Brokered deposit accounts	756,332	9.1%	4.93%	124,096	1.8%	0.23%
Total deposits	$8,307,821	100.0%	1.75%	$7,018,303	100.0%	0.23%

As of June 30, 2023 and December 31, 2022, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At June 30, 2023		At December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Three months or less	$96,145	2.98%	$66,092	1.00%
Over 3 months through 6 months	66,659	3.26%	42,008	1.83%
Over 6 months through 12 months	192,077	3.63%	62,489	1.82%
Over 12 months	53,229	3.73%	101,654	2.96%
Total certificate of deposit of $250,000 or more	$408,110	3.43%	$272,243	2.05%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At June 30, 2023
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$1,850	$2,944	$307	$933	$6,034	71%
Uninsured	1,495	1,022	—	—	2,517	29%
Total	$3,345	$3,966	$307	$933	$8,551	100%
Composition	39%	46%	4%	11%	100%
The collateral balances in the table above represent municipal deposit accounts which are covered by specific collateral and FHLB letters of credit. The remaining deposits are insured with the FDIC or via reciprocal products.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,362,418	$373,362	$1,434,352	$345,771
Maximum amount outstanding at any month-end during the period	1,509,166	478,200	1,630,102	478,200
Balance outstanding at end of period	1,226,270	478,200	1,226,270	478,200
Weighted average interest rate for the period	4.70%	1.99%	4.62%	1.94%
Weighted average interest rate at end of period	4.74%	2.22%	4.74%	2.22%
Advances from the FHLB Boston and FHLB New York
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBs will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBs.
FHLB borrowings decreased $194.4 million to $1.0 billion as of June 30, 2023 with a total capacity of $2.4 billion. As of December 31, 2022, FHLB borrowings stood at $1.2 billion with a total capacity of $1.7 billion.

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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2023	December 31, 2022
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 25, 2023	$4,896	$4,887
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 17, 2023	4,843	4,830
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,377	74,327
			Total	$84,116	$84,044
The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of June 30, 2023. This compares to $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of December 31, 2022.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $1.0 million to $51.1 million as of June 30, 2023 from $52.0 million as of December 31, 2022.
The Company has access to a $30.0 million committed line of credit as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company did not have any borrowings on this committed line of credit.
The Banks also have access to funding through several uncommitted lines of credit of $605.0 million. As of June 30, 2023 and December 31, 2022, the Company did not have any borrowings on outstanding uncommitted lines of credit.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2023 and December 31, 2022:

	At June 30, 2023	At December 31, 2022
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$150,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,762,448	$1,489,709
Pay fixed, receive variable	1,762,448	1,489,709
Risk participation-out agreements	510,611	393,624
Risk participation-in agreements	74,293	75,223
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$2,283	$2,383
Sells foreign currency, buys U.S. currency	2,300	2,400
Fixed weighted average interest rate from the Company to counterparty	2.88%	2.65%
Floating weighted average interest rate from counterparty to the Company	5.49%	4.68%
Weighted average remaining term to maturity (in months)	80	69
Fair value:
Recognized as an asset:
Interest rate derivatives	$—	$34
Loan level derivatives	126,985	108,963
Risk participation-out agreements	1,561	347
Foreign exchange contracts	415	130
Recognized as a liability:
Interest rate derivatives	$5,842	$3,170
Loan level derivatives	126,985	108,963
Risk participation-in agreements	22	31
Foreign exchange contracts	398	112
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1.2 billion as of June 30, 2023, representing a $170.2 million increase compared to $992.1 million at December 31, 2022. The increase for the six months ended June 30, 2023, primarily reflects the PCSB purchase of $167 million and net income attributable to the Company of $29.4 million, partially offset by dividends paid by the Company of $24 million.
Stockholders' equity represented 10.37% of total assets as of June 30, 2023 and 10.80% of total assets as of December 31, 2022. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.16% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2023 and 9.20% as of December 31, 2022.
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

The dividend payout ratio was 54.78% for the three months ended June 30, 2023, compared to 39.81% for the same period in 2022.
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
Net Interest Income
Net interest income increased $14.2 million to $86.0 million for the three months ended June 30, 2023 from $71.9 million for the three months ended June 30, 2022. This increase reflects a $58.0 million increase in interest income on loans and leases, along with a $9.3 million increase in interest income on debt securities, short term investments and restricted equity securities, offset by a $53.2 million increase in interest expense on deposits and borrowings, which is reflective of the rising interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2023 and June 30, 2022 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2023 and June 30, 2022 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $30.4 million to $172.1 million for the six months ended June 30, 2023 from $141.7 million for the six months ended June 30, 2022. This overall increase reflects a $108.2 million increase in interest income on loans and leases and a $16.5 million increase in interest income on investments, offset by a $94.4 million increase in interest expense on deposit and borrowings, which is reflective of the rising interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2023 and June 30, 2022 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2023 and June 30, 2022 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased by 30 basis points to 3.26% for the three months ended June 30, 2023 from 3.56% for the three months ended June 30, 2022. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.70% for the three months ended June 30, 2023 from 4.11% for the three months ended June 30, 2022.
Net interest margin decreased by 22 basis points to 3.31% for the six months ended June 30, 2023 from 3.53% for the six months ended June 30, 2022. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.52% for the six months ended June 30, 2023 from 4.05% for the six months ended June 30, 2022.
The yield on interest-earning assets increased to 5.49% for the three months ended June 30, 2023 from 3.86% for the three months ended June 30, 2022. The increase is the result of higher yields on loans and leases and investments. During the three months ended June 30, 2023, the Company recorded $0.7 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $1.0 million, or 5 basis points, for the three months ended June 30, 2022.
The yield on interest-earning assets increased to 5.30% for the six months ended June 30, 2023 from 3.78% for the six months ended June 30, 2022. The increase is primarily due to higher yields on loans and leases and investments. During the six months ended June 30, 2023, the Company recorded $1.4 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $2.5 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the six months ended June 30, 2022.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 208 basis points to 2.41% for the three months ended June 30, 2023 from 0.33% for the three months ended June 30, 2022. The overall cost of funds (including non-interest-bearing demand checking accounts) increased 187 basis points to 2.18% for the six months ended June 30, 2023 from 0.31% for the six months ended June 30, 2022. Refer to "Financial Condition - Borrowed Funds" above for more details.Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and began to increase in the first quarter of 2022. In recent months, the Treasury yield curve has inverted and flattened at the long end. Short term rates have risen sharply due to multiple rate hikes implemented by the FRB. The shape of the curve indicates rates will begin to decline within a year and flatten around the 7-year mark. The short term increase in rates positively affected the Company's net interest income, net interest spread, and net interest margin initially. In the first six months of 2023 and as expected in the near term, the net interest margin is expected to compress as deposit pricing "catches up" and investable funds migrate among depository and non-depository categories. Management expects this to persist for a quarter or two after the Federal Reserve stops increasing rates after which time net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2023 and June 30, 2022. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,000,440	$8,091	3.23%	$726,374	$3,249	1.79%
Marketable and restricted equity securities	77,364	1,673	8.65%	30,461	337	4.42%
Short-term investments	229,474	3,351	5.84%	99,905	156	0.62%
Total investments	1,307,278	13,115	4.01%	856,740	3,742	1.75%
Commercial real estate loans (2)	5,640,491	79,582	5.58%	4,220,257	38,967	3.65%
Commercial loans (2)	913,732	13,502	5.85%	695,365	7,074	4.03%
Equipment financing (2)	1,253,199	22,357	7.14%	1,129,606	17,897	6.34%
Consumer loans (2)	1,482,799	16,903	4.56%	1,195,051	10,397	3.48%
Total loans and leases	9,290,221	132,344	5.70%	7,240,279	74,335	4.11%
Total interest-earning assets	10,597,499	145,459	5.49%	8,097,019	78,077	3.86%
Allowance for loan and lease losses	(121,886)			(94,780)
Non-interest-earning assets	797,059			513,091
Total assets	$11,272,672			$8,515,330
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$735,001	1,069	0.58%	$612,439	216	0.14%
Savings accounts	1,374,337	5,917	1.73%	930,957	211	0.09%
Money market accounts	2,140,522	13,989	2.62%	2,429,043	2,073	0.34%
Certificate of deposit accounts	1,390,913	10,021	2.89%	1,018,471	1,694	0.67%
Brokered deposit accounts	975,700	12,151	5.00%	115,535	88	0.30%
Total interest-bearing deposits (3)	6,616,473	43,147	2.62%	5,106,445	4,282	0.34%
Advances from the FHLB	1,191,424	14,287	4.74%	183,047	489	1.06%
Subordinated debentures and notes	84,098	1,363	6.49%	83,952	1,262	6.02%
Other borrowed funds	86,896	523	2.41%	106,363	129	0.48%
Total borrowed funds	1,362,418	16,173	4.70%	373,362	1,880	1.99%
Total interest-bearing liabilities	7,978,891	59,320	2.98%	5,479,807	6,162	0.45%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,849,393			1,886,284
Other non-interest-bearing liabilities	270,221			173,072
Total liabilities	10,098,505			7,539,163
Total stockholders' equity	1,174,167			976,167
Total liabilities and stockholders' equity	$11,272,672			$8,515,330
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		86,139	2.51%		71,915	3.41%
Less adjustment of tax-exempt income		102			48
Net interest income		$86,037			$71,867
Net interest margin (5)			3.26%			3.56%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.04% and 0.25% in the three months ended June 30, 2023 and June 30, 2022, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,014,675	$16,065	3.17%	$723,336	$6,245	1.73%
Marketable and restricted equity securities	77,139	2,928	7.59%	29,192	665	4.55%
Short-term investments	188,790	4,846	5.13%	145,934	222	0.30%
Total investments	1,280,604	23,839	3.72%	898,462	7,132	1.59%
Commercial real estate loans (2)	5,610,401	147,249	5.22%	4,186,523	74,994	3.56%
Commercial loans (2)	903,185	27,519	6.06%	725,422	15,072	4.13%
Equipment financing (2)	1,240,031	43,570	7.03%	1,117,467	35,909	6.43%
Consumer loans (2)	1,467,521	35,973	4.91%	1,183,328	20,139	3.41%
Total loans and leases	9,221,138	254,311	5.52%	7,212,740	146,114	4.05%
Total interest-earning assets	10,501,742	278,150	5.30%	8,111,202	153,246	3.78%
Allowance for loan and lease losses	(118,174)			(96,858)
Non-interest-earning assets	818,703			508,802
Total assets	$11,202,271			$8,523,146
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$772,459	1,970	0.51%	$601,227	319	0.11%
Savings accounts	1,267,762	8,431	1.34%	932,059	409	0.09%
Money market accounts	2,252,755	26,129	2.34%	2,422,845	3,643	0.30%
Certificate of deposit accounts	1,368,959	17,477	2.57%	1,054,897	3,542	0.68%
Brokered deposit accounts	756,332	18,508	4.93%	124,096	140	0.23%
Total interest-bearing deposits (3)	6,418,267	72,515	2.28%	5,135,124	8,053	0.32%
Advances from the FHLBB	1,227,772	28,818	4.67%	143,681	676	0.94%
Subordinated debentures and notes	84,080	2,717	6.46%	83,934	2,506	5.97%
Other borrowed funds	122,500	1,772	2.92%	118,156	190	0.32%
Total borrowed funds	1,434,352	33,307	4.62%	345,771	3,372	1.94%
Total interest-bearing liabilities	7,852,619	105,822	2.72%	5,480,895	11,425	0.42%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,889,554			1,883,179
Other non-interest-bearing liabilities	293,157			172,400
Total liabilities	10,035,330			7,536,474
Total stockholders' equity	1,166,941			986,672
Noncontrolling interest in subsidiary	—			—
Total liabilities and stockholders' equity	$11,202,271			$8,523,146
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		172,328	2.58%		141,821	3.36%
Less adjustment of tax-exempt income		242			106
Net interest income		$172,086			$141,715
Net interest margin (5)			3.31%			3.53%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.76% and 0.23% in the six months ended June 30, 2023 and June 30, 2022, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets

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

	Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022			Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$1,546	$3,296	$4,842	$3,202	$6,618	$9,820
Marketable and restricted equity securities	824	512	1,336	1,609	654	2,263
Short-term investments	426	2,769	3,195	83	4,541	4,624
Total investments	2,796	6,577	9,373	4,894	11,813	16,707
Loans and leases:
Commercial real estate loans	15,796	24,819	40,615	30,474	41,781	72,255
Commercial loans and leases	2,636	3,792	6,428	4,282	8,165	12,447
Equipment financing	2,071	2,389	4,460	4,139	3,522	7,661
Consumer loans	2,809	3,697	6,506	5,527	10,307	15,834
Total loans	23,312	34,697	58,009	44,422	63,775	108,197
Total change in interest and dividend income	26,108	41,274	67,382	49,316	75,588	124,904
Interest expense:
Deposits:
NOW accounts	51	802	853	120	1,531	1,651
Savings accounts	145	5,561	5,706	203	7,819	8,022
Money market accounts	(273)	12,189	11,916	(271)	22,757	22,486
Certificate of deposit accounts	828	7,499	8,327	1,348	12,587	13,935
Brokered deposit accounts	3,886	8,177	12,063	3,666	14,702	18,368
Total deposits	4,637	34,228	38,865	5,066	59,396	64,462
Borrowed funds:
Advances from the FHLB	8,464	5,334	13,798	18,443	9,699	28,142
Subordinated debentures and notes	2	99	101	4	207	211
Other borrowed funds	(27)	421	394	7	1,575	1,582
Total borrowed funds	8,439	5,854	14,293	18,454	11,481	29,935
Total change in interest expense	13,076	40,082	53,158	23,520	70,877	94,397
Change in tax-exempt income	54	—	54	136	—	136
Change in net interest income	$12,978	$1,192	$14,170	$25,660	$4,711	$30,371

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$79,582	$38,967	$40,615	104.2%	$147,249	$74,994	$72,255	96.3%
Commercial loans	13,457	7,026	6,431	91.5%	27,437	14,966	12,471	83.3%
Equipment financing	22,357	17,897	4,460	24.9%	43,570	35,909	7,661	21.3%
Residential mortgage loans	11,431	7,123	4,308	60.5%	22,504	14,115	8,389	59.4%
Other consumer loans	5,472	3,274	2,198	67.1%	13,470	6,024	7,446	123.6%
Total interest income—loans and leases	$132,299	$74,287	$58,012	78.1%	$254,230	$146,008	$108,222	74.1%
Total interest from loans and leases was $132.3 million for the three months ended June 30, 2023, and represented a yield on total loans of 5.70%. This compares to $74.3 million of interest on loans and a yield of 4.11% for the three months ended June 30, 2022. The $58.0 million increase in interest income from loans and leases was primarily due to an increase of $34.7 million in changes to interest rates, and an increase of $23.3 million in origination volume; of which $15.3 million was driven by the acquisition of PCSB.
Interest income from loans and leases was $254.2 million for the six months ended June 30, 2023, and represented a yield on total loans of 5.52%. This compares to $146.0 million of interest on loans and a yield of 4.05% for the six months ended June 30, 2022. The $108.2 million increase in interest income from loans and leases was primarily attributable to an increase of $44.4 million due to an increase in origination volume and an increase of $63.8 million due to the changes in interest rates.

Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$8,034	$3,249	$4,785	147.3%	$15,904	$6,245	$9,659	154.7%
Marketable and restricted equity securities	1,673	337	1,336	396.4%	2,928	665	2,263	340.3%
Short-term investments	3,351	156	3,195	2,048.1%	4,846	222	4,624	2,082.9%
Total interest income—investments	$13,058	$3,742	$9,316	249.0%	$23,678	$7,132	$16,546	232.0%
Total interest income from investments was $13.1 million for the three months ended June 30, 2023, compared to $3.7 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, the yield on total investments was 4.0% and 1.8%. respectively. The year over year increase in interest income on investments of $9.3 million, or 249.0%, was primarily driven by a $2.8 million increase due to volume and a $6.6 million increase due to rates.
Total investment income was $23.7 million and $7.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. For the six months ended June 30, 2023 and 2022, the yield on total investments was 3.7% and 1.6%, respectively. The year over year increase in interest income on investments of $16.5 million, or 232.0%, was primarily driven by a $11.8 million increase due to rates and a $4.9 million increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,069	$216	$853	394.9%	$1,970	$319	$1,651	517.6%
Savings accounts	5,917	211	5,706	2,704.3%	8,431	409	8,022	1,961.4%
Money market accounts	13,989	2,073	11,916	574.8%	26,129	3,643	22,486	617.2%
Certificate of deposit accounts	10,021	1,694	8,327	491.6%	17,477	3,542	13,935	393.4%
Brokered deposit accounts	12,151	88	12,063	13,708.0%	18,508	140	18,368	13,120.0%
Total interest expense - deposits	43,147	4,282	38,865	907.6%	72,515	8,053	64,462	800.5%
Borrowed funds:
Advances from the FHLB	14,287	489	13,798	2,821.7%	28,818	676	28,142	4,163.0%
Subordinated debentures and notes	1,363	1,262	101	8.0%	2,717	2,506	211	8.4%
Other borrowed funds	523	129	394	305.4%	1,772	190	1,582	832.6%
Total interest expense - borrowed funds	16,173	1,880	14,293	760.3%	33,307	3,372	29,935	887.8%
Total interest expense	$59,320	$6,162	$53,158	862.7%	$105,822	$11,425	$94,397	826.2%
Deposits
For the three months ended June 30, 2023, interest expense on deposits increased $38.9 million, compared to the same period in 2022. The increase in interest expense on deposits was driven by an increase of $34.2 million due to higher interest rates and an increase of $4.6 million primarily driven by the growth in volume of average brokered deposit and certificate of deposit balances. Purchase accounting amortization on acquired deposits for the three months ended June 30, 2023 was $324 thousand and one basis point. For the same period in 2022, the Company did not record any purchase accounting amortization.
Interest expense on deposits increased $64.5 million to $72.5 million for the six months ended June 30, 2023 from $8.1 million for the six months ended June 30, 2022. The increase in interest expense on deposits was driven by a $59.4 million increase due to higher interest rates and a $5.1 million increase primarily due to growth in volume of average brokered deposit and certificate of deposit balances. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2023 was $648 thousand and one basis point. For the six months ended June 30, 2022, the Company did not record any purchase accounting amortization.
Borrowed Funds
For the three months ended June 30, 2023, interest paid on borrowed funds increased $14.3 million year over year, primarily driven by an increase in the volume and rate paid on FHLB borrowings. The cost of borrowed funds increased to 4.70% for the three months ended June 30, 2023 from 1.99% for the three months ended June 30, 2022. The increase in interest expense was driven by an increase of $8.4 million due to volume and an increase of $5.9 million due to borrowing rates. For the three months ended June 30, 2023, the purchase accounting amortization on acquired borrowed funds was $43 thousand compared to $12 thousand for the three months ended June 30, 2022. Purchase accounting amortization had no impact on the Company's net interest margin.
During the six months ended June 30, 2023, interest paid on borrowed funds increased $29.9 million year over year, primarily driven by an increase in the volume and rate paid on FHLB borrowings. The cost of borrowed funds increased to 4.62% for the six months ended June 30, 2023 from 1.94% for the six months ended June 30, 2022. The increase in interest expense was driven by an increase of $18.5 million due to volume and an increase of $11.5 million due to borrowing rates. For the six months ended June 30, 2023, there was purchase accounting amortization of $173 thousand on acquired borrowed funds compared to amortization of $24 thousand for the six months ended June 30, 2022. Purchase accounting amortization had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
	2023	2022			2023		2022
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,603	$990	$613	61.9%	$16,135		$840	$15,295	(1,820.8)%
Commercial	3,981	(2,144)	6,125	(285.7)%	10,595		(3,749)	14,344	(382.6)%
Consumer	465	121	344	284.3%	2,153		203	1,950	960.6%
Total provision (credit) for loan and lease losses	6,049	(1,033)	7,082	(685.6)%	28,883		(2,706)	31,589	(1,167.4)%
Unfunded credit commitments	(323)	1,206	(1,529)	(126.8)%	2,187		2,715	(528)	(19.4)%
Total provision (credit) for credit losses	$5,726	$173	$5,553		$31,070	$—	$9	$31,061

For the three months ended June 30, 2023, the Allowance for Credit Losses ("ACL") increased $5.7 million resulting in a provision (credit) for credit and investment losses of $5.9 million. The increase in the ACL for the three months ended June 30, 2023 is related to overall loan growth.

For the six months ended June 30, 2023, the ACL increased $31.4 million resulting in a provision (credit) for credit and investment losses of $31.4 million. The increase in the ACL for the six months ended June 30, 2023 is related to acquired loans as a result of the PCSB acquisition.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Deposit fees	$2,866	$2,744	$122	4.4%	$5,523	$5,244	$279	5.3%
Loan fees	491	666	(175)	(26.3)%	882	1,413	(531)	(37.6)%
Loan level derivative income, net	363	1,615	(1,252)	(77.5)%	2,736	2,301	435	18.9%
Gain (loss) on investment securities, net	3	—	3	N/A	1,704	—	1,704	N/A
Gain on sales of loans and leases held-for-sale	308	291	17	5.8%	1,946	635	1,311	206.5%
Other	1,431	1,612	(181)	(11.2)%	5,608	2,864	2,744	95.8%
Total non-interest income	$5,462	$6,928	$(1,466)	(21.2)%	$18,399	$12,457	$5,942	47.7%
For the three months ended June 30, 2023, non-interest income decreased $1.5 million, or 21.2%, to $5.5 million compared to $6.9 million for the same period of 2022. The decrease was primarily driven by a decrease of $1.3 million in loan level derivative income, net.

For the six months ended June 30, 2023, non-interest income increased $5.9 million, or 47.7%, to $18.4 million compared to $12.5 million for the same period in 2022. The increase was primarily driven by increases of $2.7 million in other income, $1.7 million in gain on investment securities, net, and $1.3 million in gain on sales of loans and leases held-for-sale.
Loan level derivative income decreased $1.3 million, or 77.5%, to $0.4 million for the three months ended June 30, 2023 from $1.6 million for the same period in 2022, primarily driven by lower volume in loan level derivative transactions completed for the three months ended June 30, 2023, and increased $0.4 million, or 18.9%, to $2.7 million for the six months ended June 30, 2023 from $2.3 million for the same period in 2022, primarily driven by higher volume in loan level derivative transactions completed for the six months ended June 30, 2023.
Gain (loss) on investment securities was $3.0 thousand for the three months ended June 30, 2023 and $1.7 million for the six months ended June 30, 2023. The Company did not have any gain (loss) on investment securities for the same period in 2022. The increase was primarily driven by gain on sale of PCSB investments.
Gain on sales of loans and leases held-for-sale increased $17.0 thousand, or 5.8%, to $0.3 million for the three months ended June 30, 2023 from $0.3 million for the same period in 2022, and increased $1.3 million, or 206.5% to $1.9 million for the six months ended June 30, 2023 from $0.6 million for the same period in 2022, primarily driven by higher gain on sale to participants.
Other income decreased $0.2 million, or 11.2%, to $1.4 million for the three months ended June 30, 2023 from $1.6 million for the same period in 2022, primarily driven by the mark to market on interest rate swaps on participated loans and lower 1031 exchange income, partially offset by higher wealth management fees. Other income increased $2.7 million, or 95.8%, to $5.6 million for the six months ended June 30, 2023 from $2.9 million for the same period in 2022, primarily driven by the mark to market on interest rate swaps on participated loans, higher bank owned life insurance income, and higher wealth management fees.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Compensation and employee benefits	$33,438	$28,772	$4,666	16.2%	$70,003	$55,656	$14,347	25.8%
Occupancy	4,870	3,807	1,063	27.9%	10,093	8,091	2,002	24.7%
Equipment and data processing	6,531	4,931	1,600	32.4%	12,993	10,009	2,984	29.8%
Professional services	1,986	1,219	767	62.9%	3,416	2,445	971	39.7%
FDIC insurance	2,609	739	1,870	253.0%	3,853	1,467	2,386	162.6%
Advertising and marketing	1,382	1,319	63	4.8%	2,792	2,591	201	7.8%
Amortization of identified intangible assets	1,954	120	1,834	1,528.3%	3,920	254	3,666	1,443.3%
Merger and acquisition expense	1,002	535	467	87.3%	7,411	535	6,876	1,285.2%
Other	4,053	3,429	624	18.2%	8,120	6,310	1,810	28.7%
Total non-interest expense	$57,825	$44,871	$12,954	28.9%	$122,601	$87,358	$35,243	40.3%
For the three months ended June 30, 2023, non-interest expense increased $13.0 million, or 28.9%, compared to the same period in 2022. The increase was primarily driven by increases of $4.7 million in compensation and employee benefits, $1.9 million in FDIC insurance, $1.8 million in amortization of identified intangible assets, and $1.6 million in equipment and data processing.
For the six months ended June 30, 2023, non-interest expense increased $35.2 million, or 40.3%, to $122.6 million compared to the same period in 2022. This increase is primarily driven by increases of $14.3 million in compensation and employee benefits, $6.9 million in merger and acquisition expense, $3.7 million in amortization of identified intangible assets, and $3.0 million in equipment and data processing.

Compensation and employee benefits expense increased $4.7 million, or 16.2%, to $33.4 million for the three months ended June 30, 2023 from $28.8 million for the same period in 2022, and increased $14.3 million, or 25.8%, to $70.0 million for the six months ended June 30, 2023 from $55.7 million for the same period in 2022, primarily driven by increases in employee headcount, higher salaries and higher health care benefits.
Equipment and data processing expense increased $1.6 million, or 32.4%, to $6.5 million for the three months ended June 30, 2023 from $4.9 million for the same period in 2022, and increased $3.0 million, or 29.8%, to $13.0 million for the six months ended June 30, 2023 from $10.0 million for the same period in 2022, primarily driven by higher software licenses and subscriptions, core processing, data communications, and depreciation expense.
Merger and acquisition expense increased $0.5 million to $1.0 million, for the three months ended June 30, 2023, and increased $6.9 million, or 1,285.2%, to $7.4 million for the six months ended June 30, 2023. The increase in 2023 was primarily driven by merger-related expenses for PCSB.
Amortization expense of identified intangible assets increased $1.8 million, or 1,528.3%, to $2.0 million for the three months ended June 30, 2023 from $0.1 million for the same period in 2022, and increased $3.7 million, or 1,443.3%, to $3.9 million for the six months ended June 30, 2023, primarily driven by higher core deposit intangible expense for PCSB.
Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Income before provision for income taxes	$27,815	$33,697	$(5,882)	(17.5)%	$36,483	$66,747	$(30,264)	(45.3)%
Provision (benefit) for income taxes	5,965	8,502	(2,537)	(29.8)%	7,073	16,847	(9,774)	(58.0)%
Net income	$21,850	$25,195	$(3,345)	(13.3)%	$29,410	$49,900	$(20,490)	(41.1)%
Effective tax rate	21.4%	25.2%	N/A	(15.1)%	19.4%	25.2%	N/A	(23.0)%
The Company recorded an income tax expense of $6.0 million for the three months ended June 30, 2023, compared to an income tax expense of $8.5 million for the three months ended June 30, 2022, representing effective tax rates of 21.4% and 25.2%, respectively.
The Company recorded an income tax expense of $7.1 million for the six months ended June 30, 2023, compared to an income tax expense of $16.8 million for the six months ended June 30, 2022, representing effective tax rates of 19.4% and 25.2%, respectively. The overall decrease in the effective tax rate is primarily due to energy tax credit deals entered during the year, partially offset by merger expenses relating to the acquisition of PCSB Bank.
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
In the second quarter, the Company operated with increased liquidity. During the year, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held lower levels of on balance sheet liquidity in the form of cash and available for sale securities in the second quarter. Cash and equivalents at the end of the quarter were $224.4 million, or 2.0% of the balance sheet, compared to $383.0 million, or 4.2% of the balance sheet, as of December 31, 2022. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 15% of total assets. As of June 30, 2023, cash, cash equivalents and investment securities available-for-sale totaled $1.1 billion, or 10.1% of total assets. This compares to $1.0 billion, or 11.3% of total assets, as of December 31, 2022.

Deposits, which are considered the most stable source of liquidity, totaled $8.5 billion as of June 30, 2023 and represented 87.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.5 billion, or 82.0% of total funding, as of December 31, 2022. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.2 billion as of June 30, 2023 and represented 72.5% of total deposits, compared to core deposits of $5.3 billion, or 81.0% of total deposits, as of December 31, 2022. Additionally, the Company had $932.8 million of brokered deposits as of June 30, 2023, which represented 11.0% of total deposits, compared to $310.1 million or 4.8% of total deposits, as of December 31, 2022. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.2 billion as of June 30, 2023, representing 12.6% of total funding, compared to $1.4 billion, or 18.0% of total funding, as of December 31, 2022. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of June 30, 2023, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.4 billion, compared to $1.7 billion as of December 31, 2022, the increase based on the level of qualifying collateral available for these borrowings.
As of June 30, 2023, the Banks also have access to funding through certain uncommitted lines of credit of $605.0 million.
The Company had a $30.0 million committed line of credit for contingent liquidity as of June 30, 2023. As of June 30, 2023, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company had $250.0 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2023. As of June 30, 2023, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2023	At December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$125,226	$414,217
Commercial	245,667	291,188
Residential mortgage	16,317	14,036
Unadvanced portion of loans and leases	1,311,073	1,202,738
Unused lines of credit:
Home equity	756,009	700,201
Other consumer	113,817	97,313
Other commercial	511	526
Unused letters of credit:
Financial standby letters of credit	14,611	13,584
Performance standby letters of credit	29,434	31,330
Commercial and similar letters of credit	4,817	2,619
Interest rate derivatives	$225,000	$150,000
Loan level derivatives:
Receive fixed, pay variable	1,762,448	1,489,709
Pay fixed, receive variable	1,762,448	1,489,709
Risk participation-out agreements	510,611	393,624
Risk participation-in agreements	74,297	75,223
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,283	2,383
Sells foreign currency, buys U.S. currency	2,300	2,400

Capital Resources
As of June 30, 2023, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2023, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2023 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2023:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$966,916	10.54%	$412,820	4.50%	$642,164	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	976,655	8.79%	444,439	4.00%	444,439	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	976,655	10.64%	550,745	6.00%	780,223	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,166,177	12.71%	734,022	8.00%	963,404	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$581,284	11.11%	$235,444	4.50%	$366,246	7.00%	$340,085	6.50%
Tier 1 leverage capital ratio (2)	581,284	9.33%	249,211	4.00%	249,211	4.00%	311,513	5.00%
Tier 1 risk-based capital ratio (3)	581,284	11.11%	313,925	6.00%	444,727	8.50%	418,566	8.00%
Total risk-based capital ratio (4)	646,988	12.37%	418,424	8.00%	549,181	10.50%	523,030	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$255,299	9.57%	$120,047	4.50%	$186,739	7.00%	$173,401	6.50%
Tier 1 leverage capital ratio (2)	255,299	8.00%	127,650	4.00%	127,650	4.00%	159,562	5.00%
Tier 1 risk-based capital ratio (3)	255,299	9.57%	160,062	6.00%	226,755	8.50%	213,416	8.00%
Total risk-based capital ratio (4)	288,726	10.83%	213,279	8.00%	279,928	10.50%	266,598	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	174,187	13.53%	$57,934	4.50%	$90,119	7.00%	$83,682	6.50%
Tier 1 leverage capital ratio (2)	174,187	9.25%	$75,324	4.00%	$75,324	4.00%	$94,155	5.00%
Tier 1 risk-based capital ratio (3)	174,187	13.53%	$77,245	6.00%	$109,430	8.50%	$102,993	8.00%
Total risk-based capital ratio (4)	190,288	14.78%	$102,998	8.00%	$135,184	10.50%	$128,747	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2023.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2023, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2023		December 31, 2022
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$18,961	5.4%	$22,790	7.4%
Up 200 basis points ramp	9,294	2.6%	8,747	2.8%
Up 100 basis points ramp	4,918	1.4%	4,477	1.5%
Down 100 basis points ramp	(5,030)	(1.4)%	(6,160)	(2.0)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 5.4% as of June 30, 2023, compared to 7.4% as of December 31, 2022.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2023, the Company’s one-year cumulative gap was a negative $205.0 million, or 1.97% of total interest-earning assets, compared with a positive $9.3 million, or 0.11% of total interest-earning assets, at December 31, 2022.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2023	At December 31, 2022
Up 300 basis points	(1.23)%	0.30%
Up 200 basis points	(0.59)%	0.51%
Up 100 basis points	0.38%	0.83%
Down 100 basis points	(2.45)%	(2.95)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2022 to June 30, 2023 due to wholesale funding balances, as well as a more inverted yield curve.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023 and Part II. Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter 10-Q”) filed with the SEC on May 10, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: August 7, 2023	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)