Form 10-Q
period 2023-09-30
BROOKLINE BANCORP INC
filed 2023-11-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

At October 31, 2023, the number of shares of common stock, par value $0.01 per share, outstanding was 88,866,235.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2023	At December 31, 2022
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$33,506	$191,767
Short-term investments	127,495	191,192
Total cash and cash equivalents	161,001	382,959
Investment securities available-for-sale, net	880,412	656,766
Total investment securities	880,412	656,766
Allowance for investment security losses	(517)	(102)
Net investment securities	879,895	656,664
Loans and leases:
Commercial real estate loans	5,669,768	4,404,148
Commercial loans and leases	2,241,375	2,016,499
Consumer loans	1,469,639	1,223,741
Total loans and leases	9,380,782	7,644,388
Allowance for loan and lease losses	(119,081)	(98,482)
Net loans and leases	9,261,701	7,545,906
Restricted equity securities	65,460	71,307
Premises and equipment, net of accumulated depreciation of $104,266 and $92,219, respectively	90,476	71,391
Right-of-use asset operating leases	31,619	19,484
Deferred tax asset	74,491	52,237
Goodwill	241,222	160,427
Identified intangible assets, net of accumulated amortization of $45,998 and $40,123, respectively	26,172	1,781
Other real estate owned ("OREO") and repossessed assets, net	299	408
Other assets	348,219	223,272
Total assets	$11,180,555	$9,185,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,745,137	$1,802,518
Interest-bearing deposits	6,820,876	4,719,628
Total deposits	8,566,013	6,522,146
Borrowed funds:
Advances from the Federal Home Loan Bank ("FHLB") of Boston and New York	899,304	1,237,823
Subordinated debentures and notes	84,152	84,044
Other borrowed funds	151,612	110,785
Total borrowed funds	1,135,068	1,432,652
Operating lease liabilities	32,807	19,484
Mortgagors' escrow accounts	12,578	5,607
Reserve for unfunded credits	21,497	20,602
Accrued expenses and other liabilities	254,721	193,220
Total liabilities	10,022,684	8,193,711

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 85,177,172 shares issued, respectively	970	852
Additional paid-in capital	901,376	736,074
Retained earnings	427,937	412,019
Accumulated other comprehensive (loss) income	(81,541)	(61,947)
Treasury stock, at cost; 7,350,981 shares and 7,731,445 shares, respectively	(90,871)	(94,873)
Total stockholders' equity	1,157,871	992,125
Total liabilities and stockholders' equity	$11,180,555	$9,185,836
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$136,561	$84,375	$390,791	$230,383
Debt securities	6,799	3,337	22,703	9,582
Restricted equity securities	1,310	467	4,238	1,132
Short-term investments	2,390	464	7,236	686
Total interest and dividend income	147,060	88,643	424,968	241,783
Interest expense:
Deposits	49,116	7,354	121,631	15,407
Borrowed funds	13,874	3,263	47,181	6,635
Total interest expense	62,990	10,617	168,812	22,042
Net interest income	84,070	78,026	256,156	219,741
Provision for credit losses	2,947	2,845	34,017	2,854
Provision for investment losses	84	(10)	415	48
Net interest income after provision for credit losses	81,039	75,191	221,724	216,839
Non-interest income:
Deposit fees	3,024	2,759	8,547	8,003
Loan fees	639	349	1,521	1,762
Loan level derivative income, net	376	1,275	3,112	3,576
Gain on investment securities, net	—	—	1,704	—
Gain on sales of loans and leases held-for-sale	225	889	2,171	1,524
Other	1,244	1,562	6,852	4,426
Total non-interest income	5,508	6,834	23,907	19,291
Non-interest expense:
Compensation and employee benefits	33,491	28,306	103,494	83,962
Occupancy	4,983	3,906	15,076	11,997
Equipment and data processing	6,766	5,066	19,759	15,075
Professional services	2,368	1,069	5,784	3,514
FDIC insurance	2,152	709	6,005	2,176
Advertising and marketing	1,174	1,337	3,966	3,928
Amortization of identified intangible assets	1,955	120	5,875	374
Merger and acquisition expense	—	1,073	7,411	1,608
Other	4,790	3,373	12,910	9,683
Total non-interest expense	57,679	44,959	180,280	132,317
Income before provision for income taxes	28,868	37,066	65,351	103,813
Provision for income taxes	6,167	6,917	13,240	23,764
Net income	$22,701	$30,149	$52,111	$80,049
Earnings per common share:
Basic	$0.26	$0.39	$0.59	$1.04
Diluted	0.26	0.39	0.59	1.04
Weighted average common shares outstanding during the year:
Basic	88,795,270	76,779,038	88,016,190	77,159,356
Diluted	88,971,210	77,007,971	88,253,361	77,448,290
Dividends paid per common share	$0.135	$0.130	$0.405	$0.385

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net income	$22,701	$30,149	$52,111	$80,049

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(18,842)	(29,548)	(22,209)	(87,182)
Income tax (expense) benefit	4,416	6,513	5,421	19,216
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(14,426)	(23,035)	(16,788)	(67,966)

Cash flow hedges:
Change in fair value of cash flow hedges	(3,831)	(2,083)	(5,260)	(1,989)
Income tax (expense) benefit	1,012	(132)	1,384	(162)
Net change in fair value of cash flow hedges, net of taxes	(2,819)	(2,215)	(3,876)	(2,151)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(2,513)	—	(1,446)	—
Income tax (expense) benefit	653	—	376	—
Net reclassification adjustment for change in fair value of cash flow hedges	(1,860)	—	(1,070)	—

Net change in fair value of cash flow hedges	(959)	$(2,215)	(2,806)	$(2,151)

Other comprehensive income (loss), net of taxes	(15,385)	(25,250)	(19,594)	(70,117)

Comprehensive income	$7,316	$4,899	$32,517	$9,932

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2023	$970	$905,084	$417,328	$(66,156)	$(94,918)	—	$1,162,308
Net income	—	—	22,701	—	—	—	$22,701
Other comprehensive income (loss)	—	—	—	(15,385)	—	—	$(15,385)
Common stock dividends of $0.135 per share	—	—	(11,990)	—	—	—	$(11,990)
Restricted stock awards issued, net of awards surrendered		(4,725)	—	—	4,047	—	$(678)
Compensation under recognition and retention plans	—	1,017	(102)	—	—	—	$915
Balance at September 30, 2023	$970	$901,376	$427,937	$(81,541)	$(90,871)	$—	$1,157,871

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2022	$852	$738,544	$372,677	$(44,977)	$(98,525)	$(75)	$968,496
Net income	—	—	30,149	—	—	—	30,149
Other comprehensive income (loss)	—	—	—	(25,250)	—	—	(25,250)
Common stock dividends of $0.130 per share	—	—	(9,968)	—	—	—	(9,968)
Restricted stock awards issued, net of awards surrendered	—	(4,340)	—	—	3,659	—	(681)
Compensation under recognition and retention plan	—	863	(79)	—	—	—	784
Common stock held by ESOP committed to be released (6,609 shares)	—	52	—	—	—	36	88
Balance at September 30, 2022	$852	$735,119	$392,779	$(70,227)	$(94,866)	$(39)	$963,618
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$—	$992,125
Net income	—	—	52,111	—	—	—	52,111
PCSB acquisition	$118	$167,212					167,330
Other comprehensive income (loss)	—	—	—	(19,594)	—	—	(19,594)
Common stock dividends of $0.405 per share	—	—	(35,929)	—	—	—	(35,929)
Restricted stock awards issued, net of awards surrendered	—	(4,733)	—	—	4,002	—	(731)
Compensation under recognition and retention plans	—	2,823	(264)	—	—	—	2,559
Balance at September 30, 2023	$970	$901,376	$427,937	$(81,541)	$(90,871)	$—	$1,157,871

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net Income	—	—	80,049	—	—	—	80,049
Other comprehensive income (loss)	—	—	—	(70,117)	—	—	(70,117)
Common stock dividends of $0.385 per share	—	—	(29,703)	—	—	—	(29,703)
Restricted stock awards issued, net of awards surrendered	—	(4,317)	—	—	3,632	—	(685)
Compensation under recognition and retention plans	—	2,424	(206)	—	—	—	2,218
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (19,827 shares)	—	186	—	—	—	108	294
Balance at September 30, 2022	$852	$735,119	$392,779	$(70,227)	$(94,866)	$(39)	$963,618

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Cash flows from operating activities:
Net income	$52,111	$80,049
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	34,432	2,902
Deferred income tax expense	8,198	1,309
Depreciation of premises and equipment	6,030	4,434
(Accretion) amortization of investment securities premiums and discounts, net	(6,750)	1,612
Amortization of deferred loan and lease origination costs, net	3,181	3,926
Amortization of identified intangible assets	5,875	374
Amortization of debt issuance costs	75	76
(Accretion) amortization of acquisition fair value adjustments, net	(7,850)	26
Gain on investment securities, net	(1,704)	—
Gain on sales of loans and leases held-for-sale	(2,171)	(1,524)
Write-down of other repossessed assets	166	180
Compensation under recognition and retention plans	2,558	2,218
ESOP shares committed to be released	—	294
Net change in:
Cash surrender value of bank-owned life insurance	(784)	(766)
Other assets	(53,745)	(52,104)
Accrued expenses and other liabilities	37,842	35,349
Net cash provided from operating activities	77,464	78,355

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	229,981	—
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	242,814	79,501
Purchases of investment securities available-for-sale	(330,788)	(123,121)
Proceeds from redemption/sales of restricted equity securities	40,534	15,368
Purchase of restricted equity securities	(30,685)	(31,147)
Proceeds from sales of loans and leases held-for-investment, net	184,047	157,330
Net increase in loans and leases	(628,249)	(430,904)
Acquisitions, net of cash and cash equivalents acquired	(80,209)	—
Purchase of premises and equipment, net	(10,695)	(4,285)
Proceeds from sales of other repossessed assets	1,078	1,360
Net cash used for investing activities	(382,172)	(335,898)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(315,009)	(139,602)
Increase (decrease) in certificates of deposit and brokered deposits	790,535	(174,699)
Proceeds from FHLB advances	4,651,000	2,898,609
Repayment of FHLB advances	(5,042,625)	(2,488,621)
Increase (decrease) in other borrowed funds, net	40,827	(8,652)
Decrease in mortgagors' escrow accounts, net	(5,339)	(511)
Repurchases of common stock	—	(13,780)
Payment of dividends on common stock	(35,929)	(29,703)
Payment of income taxes for shares withheld in share based activity	(710)	(724)
Net cash provided from financing activities	82,750	42,317
Net decrease in cash and cash equivalents	(221,958)	(215,226)
Cash and cash equivalents at beginning of period	382,959	327,737
Cash and cash equivalents at end of period	$161,001	$112,511

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$166,039	$22,274
Income taxes	8,437	19,754
Non-cash investing activities:
Transfer from loans to other repossessed assets	$1,135	$1,413
Acquisition of PCSB Financial Corporation:
Fair value of assets acquired, net of cash and cash equivalents acquired	$1,931,528	$—
Fair value of liabilities assumed	1,676,110	—
Common stock issued	118	—

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 21 full-service banking offices in the greater Providence, Rhode Island area. Macrolease Corporation, previously a subsidiary of BankRI, was merged into Eastern Funding in the second quarter of 2022. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Banks' activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Central New England and the Lower Hudson Valley of New York State, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through it subsidiary Eastern Funding, which operates out of New York City, New York, and Plainview, New York.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (the "FRB"). As a Massachusetts-chartered trust company, Brookline Bank is subject to supervision, examination and regulation by the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to supervision, examination and regulation by the Banking Division of the Rhode Island Department of Business Regulation. As a New York chartered commercial bank, PCSB Bank is subject to supervision, examination and regulation by the New York State Department of Financial Services. Clarendon Private is also subject to regulation by the SEC.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients provided that those elections are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022.
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" an update to address concerns around structural risk of interbank offered rates ("IBORs"), particularly, the risk of cessation of the LIBOR. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" which deferred the sunset date of Topic 848 to December 31, 2024, to allow for a transition period after the sunset of LIBOR. The Company has adopted the amendments in these updates and established a LIBOR transition committee to guide the Company’s transition from LIBOR. The Company has completed much of the work to transition off the LIBOR index consistent with industry timelines. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company has also evaluated its infrastructure and identified fallback rates as well as started offering alternative indices and new products tied to these alternative indices. The Company does not anticipate the adoption of these standards to have a material impact to the consolidated financial statements.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(2) Acquisitions
PCSB Financial Corporation
On January 1, 2023, the Company completed its previously announced acquisition (the “merger”) of PCSB Financial Corporation (“PCSB”). Pursuant to the merger agreement, each share of PCSB common stock outstanding at the effective time of the merger was converted into the right to receive, at the holder’s election, either $22.00 in cash consideration or 1.3284 shares of Company common stock for each share of PCSB common stock, subject to allocation procedures to ensure that 60% of the outstanding shares of PCSB common stock was converted to Company common stock. PCSB’s bank subsidiary, PCSB Bank, operates as a separate subsidiary of the Company and has 14 banking offices throughout the Lower Hudson Valley of New York State.
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
During the three months ended September 30, 2023, the Company did not incur any merger-related expenses. During the nine months ended September 30, 2023, the Company incurred merger-related expenses totaling $7.4 million.
The following table summarizes the preliminary purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(In Thousands)
Purchase price consideration	$297,791
ASSETS
Cash	42,373
Investments	366,790
Loans (1)	1,336,737
Allowance for credit losses on PCD loans	(2,344)
Premises and equipment	14,631
Core deposit and other intangibles	30,265
Other assets	104,654
Total assets acquired	$1,893,106
LIABILITIES
Deposits	$1,570,563
Borrowings	52,923
Other liabilities	52,624
Total liabilities assumed	$1,676,110
Net assets acquired	216,996
Goodwill	$80,795
______________________________________________________________________
(1) Includes approximately $20 million of Bond Anticipation Notes ("BANs") and Tax Anticipation Notes ("TANs") that were subsequently reclassified as investments.
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
Investments
The fair values for investment securities available-for-sale were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates are generally based on observable inputs, including quoted market prices for similar instruments. Investment securities held-to-maturity were reclassified to investment securities available-for-sale based on the Company's intent at closing.
During the nine months ended September 30, 2023, the Company restructured the investment portfolio acquired from PCSB. The Company sold approximately 75% of the portfolio which equates to $228.3 million of book value of predominantly longer dated Agency mortgage-backed securities ("MBS"), Agency collateralized mortgage obligations ("CMOs"), corporate and municipal securities. The weighted average duration of these securities was 6.1 years with an average risk weighting of assets of 33%. The Company recognized a $1.7 million gain from selling these securities.
Proceeds from the sale and additional cash on hand was used to purchase $318.5 million of short duration securities, the majority of which are US Treasuries, Agency MBS, and a small position of short term Municipal Bond Anticipation Notes. Additional details can be found in Note 3, "Investment Securities".
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
Supplemental Pro Forma Financial Information
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net interest income	84,070	95,106	256,156	265,712
Non-interest income	5,508	7,627	22,203	22,095
Net income	23,223	36,251	70,624	74,293
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
In addition, the supplemental pro forma financial information was adjusted to include the $7.4 million of merger-related expenses recognized during the nine months ended September 30, 2023, as summarized in the following table:

Nine Months Ended September 30, 2023
(In Thousands)
Compensation and benefits (1)	$1,750
Technology and equipment (2)	1,857
Professional and outside services (3)	3,563
Other expense (4)	242
Total merger-related expenses	$7,413
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Brookline Bancorp, Inc.’s operating results for three and nine months ended September 30, 2023 include the operating results of acquired assets and assumed liabilities of PCSB subsequent to the merger on January 1, 2023. The amount of net interest income, non-interest income and net income of $16.1 million, $0.6 million and $3.7 million, respectively, attributable to the acquisition of PCSB were included in Brookline Bancorp, Inc.’s Consolidated Statement of Income for the three months ended September 30, 2023. The amount of net interest income, non-interest income and net loss of $48.2 million, $3.7 million and $(0.2) million, respectively, attributable to the acquisition of PCSB were included in Brookline Bancorp, Inc.’s Consolidated Statement of Income for the nine months ended September 30, 2023. PCSB’s interest income, non-interest income and net loss noted above reflect management’s best estimates, based on information available at the reporting date.
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprise ("GSE") debentures	$195,493	$13	$26,613	$168,893
GSE CMOs	67,489	—	7,597	59,892
GSE MBSs	192,370	2	25,910	166,462
Municipal obligations	18,914	11	608	18,317
Corporate debt obligations	25,484	30	891	24,623
U.S. Treasury bonds	479,582	1	37,837	441,746
Foreign government obligations	500	—	21	479
Total investment securities available-for-sale	$979,832	$57	$99,477	$880,412

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$176,751	$—	$24,329	$152,422
GSE CMOs	19,977	—	1,757	18,220
GSE MBSs	159,824	1	19,249	140,576
Corporate debt obligations	14,076	—	312	13,764
U.S. Treasury bonds	362,850	280	31,823	331,307
Foreign government obligations	500	—	23	477
Total investment securities available-for-sale	$733,978	$281	$77,493	$656,766
As of September 30, 2023, the fair value of all investment securities available-for-sale was $880.4 million, with net unrealized losses of $99.4 million, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of September 30, 2023, $847.3 million, or 96.2% of the portfolio, had gross unrealized losses of $99.5 million, compared to $630.5 million, or 96.0% of the portfolio, with gross unrealized losses of $77.5 million as of December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company held no securities as held to maturity; all securities were held as available-for-sale.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Investment Securities as Collateral
As of September 30, 2023 and December 31, 2022, respectively, $608.8 million and $387.9 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB of Boston and FHLB of New York borrowings. The Banks had no outstanding FRB borrowings as of September 30, 2023 and December 31, 2022.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the Allowance for Credit Losses ("ACL") is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $3.9 million as of September 30, 2023 compared to $2.6 million as of December 31, 2022.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2023 and 2022.
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2023 and December 31, 2022 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$39,894	$611	$119,311	$26,002	$159,205	$26,613
GSE CMOs	44,760	5,833	15,132	1,764	59,892	7,597
GSE MBSs	44,338	2,850	120,868	23,060	165,206	25,910
Municipal obligations	8,103	608	—	—	8,103	608
Corporate debt obligations	15,925	754	6,377	137	22,302	891
U.S. Treasury bonds	208,530	3,476	223,536	34,361	432,066	37,837
Foreign government obligations	—	—	479	21	479	21
Total temporarily impaired investment securities	$361,550	$14,132	$485,703	$85,345	$847,253	$99,477

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,719	$1,255	$95,703	$23,076	$152,422	$24,331
GSE CMOs	16,411	1,563	1,809	192	18,220	1,755
GSE MBSs	97,858	9,823	42,500	9,426	140,358	19,249
Corporate debt obligations	13,764	312	—	—	13,764	312
U.S. Treasury bonds	139,103	3,723	166,150	28,100	305,253	31,823
Foreign government obligations	477	23	—	—	477	23
Total temporarily impaired investment securities	$324,332	$16,699	$306,162	$60,794	$630,494	$77,493

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2023. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of September 30, 2023. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLB and the Federal Farm Credit Bank. As of September 30, 2023, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $31.1 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $2.7 million as of December 31, 2022.
As of September 30, 2023, the Company owned 40 GSE debentures with a total fair value of $168.9 million, and a net unrealized loss of $26.6 million. The acquisition of PCSB accounted for $39.9 million of the total fair value at September 30,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
2023. As of December 31, 2022, the Company held 32 GSE debentures with a total fair value of $152.4 million, with a net unrealized loss of $24.3 million. As of September 30, 2023, 37 of the 40 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 31 of the 32 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the nine months ended September 30, 2023 the Company purchased $9.7 million of purchase GSE debentures compared to the same period in 2022 when the Company did not purchase any GSE debentures.
As of September 30, 2023, the Company owned 60 GSE CMOs with a total fair value of $59.9 million and a net unrealized loss of $7.6 million. The acquisition of PCSB accounted for $44.8 million of the total fair value at September 30, 2023. As of December 31, 2022, the Company held 32 GSE CMOs with a total fair value of $18.2 million with a net unrealized loss of $1.8 million. As of September 30, 2023 and December 31, 2022 , all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2023 and 2022, the Company did not purchase any GSE CMOs.
As of September 30, 2023, the Company owned 149 GSE MBSs with a total fair value of $166.5 million and a net unrealized loss of $25.9 million. The acquisition of PCSB accounted for $45.4 million of the total fair value at September 30, 2023. As of December 31, 2022, the Company held 134 GSE MBSs with a total fair value of $140.6 million with a net unrealized loss of $19.2 million. As of September 30, 2023, 143 of the 149 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 128 of the 134 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the nine months ended September 30, 2023 the Company purchased $39.4 million of GSE MBSs compared to the same period in 2022 when the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of September 30, 2023, the Company owned 46 municipal obligation securities with a total fair value of $18.3 million and a net unrealized loss of $0.6 million. The acquisition of PCSB, and purchases year to date accounted for all of the total fair value at September 30, 2023. As of December 31, 2022, the Company did not hold any municipal securities. As of September 30, 2023, 27 of the 46 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2023, the Company purchased $9.0 million of municipal securities compared to the same period in 2022 when the Company did not purchase any municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2023, the Company held 11 corporate obligation securities with a total fair value of $24.6 million and a net unrealized loss of $0.9 million. The acquisition of PCSB accounted for $18.2 million of the total fair value at September 30, 2023. As of December 31, 2022, the Company held 4 corporate obligation securities with a total fair value of $13.8 million and a net unrealized loss of $0.3 million. As of September 30, 2023, 10 of the 11 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2023 and 2022, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2023, the Company owned 67 U.S. Treasury bonds with a total fair value of $441.7 million and a net unrealized loss of $37.8 million. The acquisition of PCSB accounted for $162.9 million of the total fair value at September 30, 2023. As of December 31, 2022, the Company held 41 U.S. Treasury bonds with a total fair value of $331.3 million and a net unrealized loss of $31.5 million. As of September 30, 2023, 65 of the 67 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 38 of the 41 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2023, the Company purchased $272.7 million of U.S. Treasury bonds, compared to the same period in 2022 when the Company purchased $122.6 million U.S. Treasury bonds.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of September 30, 2023 and December 31, 2022, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2023 and December 31, 2022, respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2023, the Company did not purchase any foreign government obligations, compared to the same period in 2022, when the Company repurchased the foreign government obligation that had matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2023			At December 31, 2022
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$149,452	$148,471	4.41%	$119,912	$119,075	3.10%
After 1 year through 5 years	304,754	289,325	3.08%	163,941	156,120	2.40%
After 5 years through 10 years	290,413	241,485	1.73%	291,284	244,847	1.30%
Over 10 years	235,213	201,131	3.36%	158,841	136,724	2.10%
	$979,832	$880,412	3.00%	$733,978	$656,766	2.06%
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
As of September 30, 2023, issuers of debt securities with an estimated fair value of $90.8 million had the right to call or prepay the obligations. Of the $90.8 million, approximately $9.3 million matures in less then 1 year, $28.8 million matures in 1-5 years, $45.6 million matures in 6-10 years, and $7.1 million matures after ten years. As of December 31, 2022, issuers of debt securities with an estimated fair value of approximately $53.1 million had the right to call or prepay the obligations. Of the $53.1 million, approximately $2.5 million matures in less then 1 year, $6.3 million matures in 1-5 years, $37.4 million matures in 6-10 years, and $6.9 million matures after ten years.
Security Sales
The proceeds from the sale of investment securities available-for-sale were $230.0 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 where the Company did not sell any investment securities available-for-sale. Securities sales executed during the nine months ended were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio.

	Nine Months Ended September 30,
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2023		At December 31, 2022
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,969,956	5.41%	$3,046,746	4.93%
Multi-family mortgage	1,356,056	5.12%	1,150,597	4.74%
Construction	343,756	6.66%	206,805	6.51%
Total commercial real estate loans	5,669,768	5.42%	4,404,148	4.95%
Commercial loans and leases:
Commercial	867,514	6.77%	752,948	6.03%
Equipment financing	1,329,673	7.53%	1,216,585	7.04%
Condominium association	44,188	4.94%	46,966	4.80%
Total commercial loans and leases	2,241,375	7.18%	2,016,499	6.61%
Consumer loans:
Residential mortgage	1,080,740	4.35%	844,614	3.98%
Home equity	340,550	8.00%	322,622	7.00%
Other consumer	48,349	7.61%	56,505	6.65%
Total consumer loans	1,469,639	5.30%	1,223,741	4.90%
Total loans and leases	$9,380,782	5.81%	$7,644,388	5.38%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $37.2 million and $26.1 million at September 30, 2023 and December 31, 2022, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(31.4) million and $11.3 million as of September 30, 2023 and December 31, 2022, respectively.
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 29.2% of which is in the greater New York and New Jersey metropolitan area and 70.8% of which is in other areas in the United States of America as of September 30, 2023.
Loans and Leases Pledged as Collateral
As of September 30, 2023 and December 31, 2022, there were $3.2 billion and $2.4 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2023 and December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817
Charge-offs	—	(11,047)	(29)	(11,076)
Recoveries	3	89	10	102
Provision (credit) for loan and lease losses excluding unfunded commitments	(5,524)	8,829	933	4,238
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

	Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188
Charge-offs	—	(584)	(14)	(598)
Recoveries	6	763	8	777
Provision (credit) for loan and lease losses excluding unfunded commitments	(2,573)	2,984	391	802
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

	Nine Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(13,475)	(38)	(13,513)
Recoveries	15	951	25	991
Provision (credit) for loan and lease losses excluding unfunded commitments	10,611	19,425	3,085	33,121
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

The table above excludes the establishment of the initial reserve for PCD loans and leases of $2.3 million, net of $2.3 million of day one charge-offs recognized at the date of the acquisition in accordance with GAAP.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(4,417)	(20)	(4,474)
Recoveries	18	1,395	52	1,465
Provision (credit) for loan and lease losses excluding unfunded commitments	(1,734)	(765)	593	(1,906)
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $21.5 million, and $20.6 million at September 30, 2023 and December 31, 2022, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(5,524)	$(2,573)	$10,611	$(1,734)
Commercial	8,829	2,984	19,425	(765)
Consumer	933	391	3,085	593
Total (credit) provision for loan and lease losses	4,238	802	33,121	(1,906)
Unfunded commitments	(1,291)	2,043	896	4,760
Investment securities available-for-sale	84	(10)	415	48
Total provision (credit) for credit losses	$3,031	$2,835	$34,432	$2,902

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

Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at September 30, 2023 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.

As of September 30, 2023, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $108.6 million as of September 30, 2023, compared to $95.4 million as of December 31, 2022. The increase in the general allowance was primarily driven by the acquisition of PCSB Bank during the year, which contributed $14.8 million of the $13.2 million increase, and was offset by an overall decrease in the general allowance of all entities, excluding PCSB Bank.

The specific allowance for loan and lease losses was $10.5 million as of September 30, 2023, compared to $3.1 million as of December 31, 2022. The specific allowance increased $7.4 million during the nine months ended September 30, 2023 primarily due to specific reserve increases totaling $4.2 million for commercial loans and $3.2 million for commercial real loans.
As of September 30, 2023, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2023.

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$259,553	$662,571	$781,746	$383,485	$450,982	$1,263,754	$72,357	$10,011	$3,884,459
OAEM	—	—	2,547	3,322	9,753	27,533	—	—	43,155
Substandard	—	—	—	—	14,757	27,585	—	—	42,342
Total	259,553	662,571	784,293	386,807	475,492	1,318,872	72,357	10,011	3,969,956
Multi-Family Mortgage
Pass	21,121	196,154	239,184	166,530	211,317	474,624	6,955	36,602	1,352,487
Substandard	—	—	—	—	1,333	2,236	—	—	3,569
Total	21,121	196,154	239,184	166,530	212,650	476,860	6,955	36,602	1,356,056
Construction
Pass	21,217	216,502	72,723	9,142	1,758	905	2,492	3,442	328,181
Substandard	—	2,106	11,153	—	1,501	815	—	—	15,575
Total	21,217	218,608	83,876	9,142	3,259	1,720	2,492	3,442	343,756
Commercial
Pass	118,707	140,910	129,487	39,709	24,277	73,512	305,625	2,989	835,216
OAEM	—	—	87	2,325	1,338	—	10,277	235	14,262
Substandard	4	—	10	—	12,575	28	4,827	589	18,033
Doubtful	—	—	—	—	—	1	—	2	3
Total	118,711	140,910	129,584	42,034	38,190	73,541	320,729	3,815	867,514
Current-period gross writeoffs	1,000	3,500	3,658	1,164	502	135	—	—	9,959
Equipment Financing
Pass	326,153	413,548	226,106	139,152	100,225	85,970	13,756	4,994	1,309,904
OAEM	—	2,279	1,312	1,014	187	55	—	—	4,847
Substandard	376	4,156	2,091	1,626	2,807	2,509	—	—	13,565
Doubtful	—	524	818	—	—	15	—	—	1,357
Total	326,529	420,507	230,327	141,792	103,219	88,549	13,756	4,994	1,329,673
Current-period gross writeoffs	—	602	1,549	108	446	814	—	—	3,519
Condominium Association
Pass	3,265	7,146	8,033	6,947	4,745	10,432	3,436	184	44,188

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	3,265	7,146	8,033	6,947	4,745	10,432	3,436	184	44,188
Other Consumer
Pass	421	359	802	7	24	2,068	44,666	1	48,348
Substandard	—	—	—	—	—	—	—	1	1
Total	421	359	802	7	24	2,068	44,666	2	48,349
Current-period gross writeoffs	6	—	1	—	11	8	—	—	26
Total
Pass	750,437	1,637,190	1,458,081	744,972	793,328	1,911,265	449,287	58,223	7,802,783
OAEM	—	2,279	3,946	6,661	11,278	27,588	10,277	235	62,264
Substandard	380	6,262	13,254	1,626	32,973	33,173	4,827	590	93,085
Doubtful	—	524	818	—	—	16	—	2	1,360
Total	$750,817	$1,646,255	$1,476,099	$753,259	$837,579	$1,972,042	$464,391	$59,050	$7,959,492
As of September 30, 2023, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$54,390	$159,669	$214,817	$123,139	$88,158	$269,136	$5,285	$441	$915,035
661 - 700	7,289	19,288	11,935	6,299	5,507	31,560	—	—	81,878
600 and below	2,377	20,871	7,479	8,618	4,163	22,502	—	—	66,010
Data not available*	349	1,980	—	179	515	14,794	—	—	17,817
Total	$64,405	$201,808	$234,231	$138,235	$98,343	$337,992	$5,285	$441	$1,080,740
Current-period gross writeoffs	—	—	—	—	—	25	—	—	25
Home Equity
Credit Scores
Over 700	$4,500	$3,908	$1,664	$881	$1,209	$7,819	$269,561	$4,509	$294,051
661 - 700	775	386	124	37	91	867	21,264	871	24,415
600 and below	73	177	—	—	41	496	16,977	2,024	19,788
Data not available*	24	—	—	—	—	21	2,231	20	2,296
Total	$5,372	$4,471	$1,788	$918	$1,341	$9,203	$310,033	$7,424	$340,550
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

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
* Primarily represents loans made to trusts and purchased mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2023.

	At September 30, 2023
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$1,765	$18,225	$20,222	$40,212	$3,929,744	$3,969,956	$228	$23,263	$3,269
Multi-family mortgage	318	1,333	—	1,651	1,354,405	1,356,056	—	1,318	—
Construction	—	1,620	696	2,316	341,440	343,756	—	2,316	2,316
Total commercial real estate loans	2,083	21,178	20,918	44,179	5,625,589	5,669,768	228	26,897	5,585
Commercial loans and leases:
Commercial	366	323	5,313	6,002	861,512	867,514	—	5,406	—
Equipment financing	4,744	3,158	8,391	16,293	1,313,380	1,329,673	849	13,974	1,348
Condominium association	159	—	—	159	44,029	44,188	—	—	—
Total commercial loans and leases	5,269	3,481	13,704	22,454	2,218,921	2,241,375	849	19,380	1,348
Consumer loans:
Residential mortgage	1,086	3,536	2,453	7,075	1,073,665	1,080,740	—	4,249	2,569
Home equity	1,220	76	297	1,593	338,957	340,550	98	713	—
Other consumer	9	13	2	24	48,325	48,349	—	2	—
Total consumer loans	2,315	3,625	2,752	8,692	1,460,947	1,469,639	98	4,964	2,569
Total loans and leases	$9,667	$28,284	$37,374	$75,325	$9,305,457	$9,380,782	$1,175	$51,241	$9,502
The Company did not recognize any interest income on nonaccrual loans for the three months ended September 30, 2023.

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

	At September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,273	$7,194	$38	$10,505
Collectively evaluated	75,507	26,311	6,758	108,576
Total	$78,780	$33,505	$6,796	$119,081
Loans and Leases:
Individually evaluated	$60,255	$23,729	$4,768	$88,752
Collectively evaluated	5,609,513	2,217,646	1,464,871	9,292,030
Total	$5,669,768	$2,241,375	$1,469,639	$9,380,782

	At December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$62	$2,982	$68	$3,112
Collectively evaluated	68,092	23,622	3,656	95,370
Total loans and leases	$68,154	$26,604	$3,724	$98,482

Loans and Leases:
Individually evaluated	$11,039	$14,346	$3,863	$29,248
Collectively evaluated	4,393,109	2,002,153	1,219,878	7,615,140
Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company estimates the reserve for modifications to borrowers experiencing financial difficulty in a manner similar to the process for non-modified loans.
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.The loans presented in the following tables relate to three customer relationships.

	Three Months Ended September 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	1	$489	0.03%	This loan was given a 6-month maturity extension to assist the borrower. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	24	—%	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination
C&I	1	268	0.02%	This loan was given a 6-month maturity extension and restructured delayed payment plan to assist the borrower. The financial effect was deemed "de minimis."
Total	4	$781	0.05%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	11	$14,111	0.96%	All 11 loans were given 6-month maturity extensions to assist borrowers. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	$24	—%	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination
C&I	4	979	0.07%	All 4 loans were given 6-month maturity extensions and restructured delayed payment plans to assist borrowers. The financial effect was deemed "de minimis."
Total	17	$15,114	1.03%
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended September 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$781	—	—	—	—	—	5,295

	Nine Months Ended September 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$15,114	—	—	—	—	—	5,295

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

	At and for the Three Months Ended September 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Equipment financing	3	$411	$411	$—	$441	—	$—
Total loans and leases	3	$411	$411	$—	$441	—	$—
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Nine Months Ended September 30, 2022
		Amortized Cost		Specific Allowance for Credit Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Amortized Cost
	(Dollars in Thousands)
Equipment financing	18	1,203	1,099	—	760	5	323
Total loans and leases	18	$1,203	$1,099	$—	$760	5	$323
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period amortized cost basis for TDRs that were modified during the periods indicated, by type of modification.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(In Thousands)
Loans with one modification:
Extended maturity	$—	$—
Combination maturity, principal, interest rate	411	1,203
Total loans with modifications	$411	$1,203
The TDR loans and leases that were modified for the three months ended September 30, 2022 were $0.4 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The net charge-offs for performing and nonperforming TDR loans and leases for the nine months ended September 30, 2022 were $0.1 million.
The commitments to lend funds to debtors owing receivables whose terms had been modified in TDRs was as of September 30, 2022 were $0.3 million.
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2023	At December 31, 2022
	(In Thousands)
Goodwill	$160,427	$160,427
Additions	80,795	—
Balance at end of period	241,222	160,427
Other intangible assets:
Core deposits	25,083	692
Trade name	1,089	1,089
Total other intangible assets	26,172	1,781
Total goodwill and other intangible assets	$267,394	$162,208
The addition of goodwill and the increase in core deposit intangibles at September 30, 2023 are both due to the acquisition of PCSB which was closed on January 1, 2023.
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 6.22 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2023	$1,955
Year ending:
2024	6,636
2025	5,507
2026	4,398
2027	3,329
2028	2,177
Thereafter	1,081
Total	$25,083
(7) Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2023 and 2022, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2023	$(62,554)	$(4,090)	$488	$(66,156)
Other comprehensive income (loss)	(14,426)	(2,819)	—	(17,245)
Reclassification adjustment for (income) expense recognized in earnings	—	1,860	—	1,860
Balance at September 30, 2023	$(76,980)	$(5,049)	$488	$(81,541)

	Three Months Ended September 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2022	$(45,114)	$101	$36	$(44,977)
Other comprehensive income (loss)	(23,035)	(2,083)	—	(25,118)
Reclassification adjustment for (income) expense recognized in earnings	—	(132)	—	(132)
Balance at September 30, 2022	$(68,149)	$(2,114)	$36	$(70,227)

	Nine Months Ended September 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,192)	$(2,243)	$488	$(61,947)
Other comprehensive income (loss)	(16,788)	(3,876)	—	(20,664)
Reclassification adjustment for (income) expense recognized in earnings	—	1,070	—	1,070
Balance at September 30, 2023	$(76,980)	$(5,049)	$488	$(81,541)

	Nine Months Ended September 30, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(67,966)	(1,989)	—	(69,955)
Reclassification adjustment for (income) expense recognized in earnings	—	(162)	—	(162)
Balance at September 30, 2022	$(68,149)	$(2,114)	$36	$(70,227)

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

At September 30, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	3.2	5.32%	3.39%	$(7,206)

At December 31, 2022
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$150,000	3.77	4.11%	3.26%	$(3,030)
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	150	$66,590	$140,347	$68,732	$194,562	$1,288,563	$1,758,794	$152,834
Pay fixed, receive variable	150	66,590	140,347	68,732	194,562	1,288,563	1,758,794	152,834
Risk participation-out agreements	63	29,585	27,434	6,085	57,535	392,922	513,561	637
Risk participation-in agreements	9	18,188	—	—	23,432	65,004	106,624	166

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	29	$3,664	$—	$—	$—	$—	$3,664	$160
Sells foreign currency, buys U.S. currency	34	4,290	—	—	—	—	4,290	131

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	132	$71,547	$69,454	$141,498	$68,140	$1,139,070	$1,489,709	$103,640
Pay fixed, receive variable	132	71,547	69,454	141,498	68,140	1,139,070	1,489,709	103,640
Risk participation-out agreements	54	38,931	22,979	27,508	6,222	297,984	393,624	347
Risk participation-in agreements	8	18,421	—	—	23,766	33,036	75,223	31

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	12	$2,383	$—	$—	$—	$—	$2,383	$130
Sells foreign currency, buys U.S. currency	12	2,400	—	—	—	—	2,400	112

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $140.6 million and $2.4 million in the normal course of business as of September 30, 2023 and December 31, 2022, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$156,802	$—	$156,802	$—	$—	$156,802
Risk participation-out agreements	637	—	637	—	—	637
Foreign exchange contracts	160	—	160	—	—	160
Total	$157,599	$—	$157,599	$—	$—	$157,599

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$7,206	$—	$7,206	$—	$—	$7,206
Derivatives not designated as hedging instruments:
Loan level derivatives	$156,802	$—	$156,802	$41,218	$99,352	$16,232
Risk participation-in agreements	166	—	166	—	—	166
Foreign exchange contracts	132	—	132	—	—	132
Total	$164,306	$—	$164,306	$41,218	$99,352	$23,736

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$34	$—	$34	$—	$—	$34
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$—	$—	$108,963
Risk participation-out agreements	347	—	347	—	—	347
Foreign exchange contracts	130	—	130	—	—	130
Total	$109,474	$—	$109,474	$—	$—	$109,474

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,170	$—	$3,170	$—	$—	$3,170
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$2,393	$—	$106,570
Risk participation-in agreements	31	—	31	—	—	31
Foreign exchange contracts	112	—	112	—	—	112
Total	$112,276	$—	$112,276	$2,393	$—	$109,883
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

	Fair Value
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(Dollars in Thousands)
Derivatives designated as hedges	$(7,206)	$(2,879)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(5,049)	$(2,114)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(2,513)	$212
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of September 30, 2023, the Company had one active equity plan: the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan ("2021 Plan"). As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the "2011 Plan") expired in July 2021, and the Company has not issued shares from the 2011 Plan since the adoption of the 2014 Plan. The 2021 Plan and the 2014 Plan are together referred to as the "Plans."

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

During the three and nine months ended September 30, 2023 and September 30, 2022, 449,265 and 310,349 shares were issued, respectively, upon satisfaction of required conditions of the Plans.

Total expense for the Plans was $1.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Total expense for the Plan was $2.8 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively.

(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2023		September 30, 2022
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$22,701	$22,701	$30,149	$30,149

Denominator:
Weighted average shares outstanding	88,795,270	88,795,270	76,779,038	76,779,038
Effect of dilutive securities	—	175,940	—	228,933
Adjusted weighted average shares outstanding	88,795,270	88,971,210	76,779,038	77,007,971

EPS	$0.26	$0.26	$0.39	$0.39

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$52,111	$52,111	$80,049	$80,049

Denominator:
Weighted average shares outstanding	88,016,190	88,016,190	77,159,356	77,159,356
Effect of dilutive securities	—	237,171	—	288,934
Adjusted weighted average shares outstanding	88,016,190	88,253,361	77,159,356	77,448,290

EPS	$0.59	$0.59	$1.04	$1.04
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2023 and September 30, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$168,893	$—	$168,893
GSE CMOs	—	59,892	—	59,892
GSE MBSs	—	166,462	—	166,462
Municipal obligations	—	3,052	15,265	18,317
Corporate debt obligations	—	17,326	7,297	24,623
U.S. Treasury bonds	—	441,746	—	441,746
Foreign government obligations	—	479	—	479
Total investment securities available-for-sale	$—	$857,850	$22,562	$880,412
Assets:
Interest rate derivatives	—	—	—	—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	156,802	—	156,802
Risk participation-out agreements	—	637	—	637
Foreign exchange contracts	—	160	—	160
Liabilities:
Interest rate derivatives	$—	$7,206	$—	$7,206
Derivatives not designated as hedging instruments:
Loan level derivatives	—	156,802	—	156,802
Risk participation-in agreements	—	166	—	166
Foreign exchange contracts	—	132	—	132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$152,422	$—	$152,422
GSE CMOs	—	18,220	—	18,220
GSE MBSs	—	140,576	—	140,576
Corporate debt obligations	—	13,764	—	13,764
U.S. Treasury bonds	—	331,307	—	331,307
Foreign government obligations	—	477	—	477
Total investment securities available-for-sale	$—	$656,766	$—	$656,766
Interest rate derivatives	—	34	—	34
Loan level derivatives	—	108,963	—	108,963
Risk participation-out agreements	—	347	—	347
Foreign exchange contracts	—	130	—	130
Liabilities:
Interest rate derivatives	$—	$3,170	$—	$3,170
Loan level derivatives	—	108,963	—	108,963
Risk participation-in agreements	—	31	—	31
Foreign exchange contracts	—	112	—	112
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt obligations, municipal obligations and trust preferred securities, all of which are included in Level 2. As of September 30, 2023, $22.6 million of investment securities available-for-sale are included in Level 3 within the investment portfolio. The composition of these assets are primarily composed of subordinated debt of local banks and private placement municipal securities. Of these securities, approximately $15.3 million are private placement municipal Bond Anticipation Notes. As of December 31, 2022, none of the investment securities were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at September 30, 2023 and December 31, 2022, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
September 30, 2023
Assets
Municipal obligations	$15,265	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-4.31%	2.35%
Corporate debt obligations	2,321	Observable Bids	Bloomberg TRACE
Corporate debt obligations	4,976	Discounted Cash Flow	Discount Rate from Bloomberg/BVAL	5.95%	5.95%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Nine Months Ended September 30, 2023
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$—	$—
Purchases	8,374	—
Included in comprehensive income	(200)	(62)
Transfers in	18,881	12,058
Transfers out	—	—
Sales	—	(4,748)
Maturities, calls, and paydowns	(11,790)	49
Ending balance	$15,265	$7,297

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$24,568	$24,568
Repossessed assets	—	299	—	299
Total assets measured at fair value on a non-recurring basis	$—	$299	$24,568	$24,867

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$779	$779
Repossessed assets	—	408	—	408
Total assets measured at fair value on a non-recurring basis	$—	$408	$779	$1,187
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
Other Real Estate Owned ("OREO")
The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses. As of September 30, 2023 and December 31, 2022, the Company did not record any OREO.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At September 30, 2023	At December 31, 2022
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$24,568	$779	Appraisal of collateral (1)
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

			Fair Value Measurements at September 30, 2023
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,261,701	$8,736,589	$—	$—	$8,736,589
Financial liabilities:
Certificates of deposits	2,386,237	2,364,405	—	2,364,405	—
Borrowed funds	1,135,068	1,131,605	—	1,131,605	—

			Fair Value Measurements at December 31, 2022
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	7,545,906	7,450,654	—	—	7,450,654
Financial liabilities:
Certificates of deposit	1,238,287	1,217,024	—	1,217,024	—
Borrowed funds	1,432,652	1,431,716	—	1,431,716	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2023	At December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$162,380	$414,217
Commercial	246,331	291,188
Residential mortgage	20,359	14,036
Unadvanced portion of loans and leases	1,259,927	1,202,738
Unused lines of credit:
Home equity	758,553	700,201
Other consumer	113,952	97,313
Other commercial	499	526
Unused letters of credit:
Financial standby letters of credit	16,111	13,584
Performance standby letters of credit	28,759	31,330
Commercial and similar letters of credit	4,867	2,619
Interest rate derivatives	225,000	150,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,758,794	1,489,709
Pay fixed, receive variable	1,758,794	1,489,709
Risk participation-out agreements	513,561	393,624
Risk participation-in agreements	106,624	75,223
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	3,664	2,383
Sells foreign currency, buys U.S. currency	4,290	2,400
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
Total lease commitments increased from $19.5 million as of December 31, 2022 to $32.8 million as of September 30, 2023. The increase is due to the addition of 12 leases for PCSB Bank branch locations.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$6,303	$4,708

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,662	$4,849
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$14,829	$14
Operating leases liabilities	16,496	—

	At September 30, 2023	At December 31, 2022
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$31,619	$19,484
Operating lease liabilities	32,807	19,484

Weighted Average Remaining Lease Term
Operating leases	9.23	7.39

Weighted Average Discount Rate
Operating leases	4.1%	3.5%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2023
(In Thousands)

Remainder of 2023	$2,186
Year ending:
2024	7,863
2025	6,437
2026	5,028
2027	4,062
2028	2,682
Thereafter	9,676
Total	$37,934
Less imputed interest	(5,127)
Present value of lease liability	$32,807
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.9 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Total other expenditures were $0.4 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Total rental expense was $2.1 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. Total rental expense was $6.3 million and $4.5 million for the nine months ended September 30, 2023 and 2022.
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
As a commercially-focused financial institution with 64 full-service banking offices throughout greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 29.2% of which is in the greater New York and New Jersey metropolitan area and 70.8% of which is in other areas in the United States of America as of September 30, 2023. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share - Basic	$0.26	$0.25	$0.09	$0.39	$0.39
Earnings per share - Diluted	0.26	0.25	0.09	0.39	0.39
Book value per share (end of period)	13.03	13.11	13.14	12.91	12.54
Tangible book value per share (end of period) (1)	10.02	10.07	10.08	10.80	10.43
Dividends paid per common share	0.135	0.135	0.135	0.135	0.130
Stock price (end of period)	9.11	8.74	10.50	14.15	11.65

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.18%	3.26%	3.36%	3.81%	3.80%
Return on average assets	0.81%	0.78%	0.27%	1.34%	1.40%
Return on average tangible assets (1)	0.83%	0.79%	0.28%	1.37%	1.43%
Return on average stockholders' equity	7.78%	7.44%	2.61%	12.09%	12.29%
Return on average tangible stockholders' equity (1)	10.09%	9.67%	3.43%	14.48%	14.72%
Dividend payout ratio (1)	52.81%	54.78%	158.33%	34.94%	33.07%
Efficiency ratio (3)	64.39%	63.20%	65.44%	53.01%	52.98%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.47%	0.05%	0.02%	0.02%	(0.01)%
Nonperforming loans and leases as a percentage of total loans and leases	0.55%	0.50%	0.31%	0.19%	0.24%
Nonperforming assets as a percentage of total assets	0.46%	0.42%	0.25%	0.17%	0.21%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.27%	1.35%	1.31%	1.29%	1.27%

CAPITAL RATIOS
Stockholders' equity to total assets	10.36%	10.37%	10.11%	10.80%	11.08%
Tangible equity ratio (1)	8.16%	8.16%	7.94%	9.20%	9.39%

FINANCIAL CONDITION DATA
Total assets	$11,180,555	$11,206,078	$11,522,485	$9,185,836	$8,695,708
Total loans and leases	9,380,782	9,340,799	9,246,965	7,644,388	7,421,304
Allowance for loan and lease losses	119,081	125,817	120,865	98,482	94,169
Allowance for investment security losses	517	433	301	102	48
Investment securities available-for-sale	880,412	910,210	1,067,032	656,766	675,692
Goodwill and identified intangible assets	267,394	269,348	271,302	162,208	162,329
Total deposits	8,566,013	8,517,013	8,456,462	6,522,146	6,735,605
Total borrowed funds	1,135,068	1,226,270	1,630,102	1,432,652	758,768
Stockholders' equity	1,157,871	1,162,308	1,165,066	992,125	963,618

					(Continued)

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
	(Dollars in Thousands, Except Per Share Data)
EARNINGS DATA
Net interest income	$84,070	$86,037	$86,049	$80,030	$78,026
Provision (credit) for credit losses	2,947	5,726	25,542	5,725	2,835
Non-interest income	5,508	5,462	12,937	9,056	6,834
Non-interest expense	57,679	57,825	64,776	47,225	44,959
Net income	22,701	21,850	7,560	29,695	30,149
_______________________________________________________________________________
(1) Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2) All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3) Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.
Executive Overview
Balance Sheet
Total assets increased $2.0 billion to $11.2 billion as of September 30, 2023 from $9.2 billion as of December 31, 2022. The increase was primarily driven by the acquisition of PCSB.
Cash and cash equivalents decreased $222.0 million to $161.0 million as of September 30, 2023 from $383.0 million as of December 31, 2022.
Total investment securities increased $223.6 million to $880.4 million as of September 30, 2023 from $656.8 million as of December 31, 2022.
Total loans and leases increased $1.7 billion to $9.4 billion as of September 30, 2023 from $7.6 billion as of December 31, 2022. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $7.9 billion, or 84.3% of total loans and leases as of September 30, 2023, an increase of $1.5 billion from $6.4 billion, or 84.0% of total loans and leases as of December 31, 2022.
Total deposits increased $2.0 billion to $8.6 billion as of September 30, 2023 from $6.5 billion as of December 31, 2022. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.2 billion, or 72.1% of total deposits as of September 30, 2023, an increase of $895.9 million from $5.3 billion, or 81.0% of total deposits as of December 31, 2022. Certificate of deposit balances totaled $1.5 billion, or 17.4% of total deposits as of September 30, 2023, an increase of $563.7 million from $928.1 million, or 14.2% of total deposits as of December 31, 2022. Brokered deposits totaled $894.4 million, or 10.4% of total deposits as of September 30, 2023, an increase of $584.2 million from $310.1 million, or 4.8% of total deposits as of December 31, 2022.
Total borrowed funds decreased $297.6 million to $1.1 billion as of September 30, 2023 from $1.4 billion as of December 31, 2022.
Asset Quality
Nonperforming assets as of September 30, 2023 totaled $51.5 million, or 0.46% of total assets, compared to $15.3 million, or 0.17% of total assets, as of December 31, 2022. Net charge-offs for the three months ended September 30, 2023 were $11.0 million, or 0.47% of average loans and leases on an annualized basis, compared to net recoveries of $0.2 million, or (0.01)% of average loans and leases on an annualized basis, for the three months ended September 30, 2022.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.27% as of September 30, 2023, compared to 1.29% as of December 31, 2022.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 232.39% as of September 30, 2023, compared to 661.22% as of December 31, 2022.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.24% as of September 30, 2023, compared to 12.05% as of December 31, 2022. The Company's Tier 1 leverage ratio was 8.96% as of September 30, 2023, compared to 10.26% as of December 31, 2022. As of September 30, 2023, the Company's Tier 1 risk-based capital ratio was 10.35%, compared to 12.18% as of December 31, 2022. The Company's Total risk-based capital ratio was 12.38% as of September 30, 2023, compared to 14.44% as of December 31, 2022.
The Company's ratio of stockholders' equity to total assets was 10.36% and 10.80% as of September 30, 2023 and December 31, 2022, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.16% and 9.20% as of September 30, 2023 and December 31, 2022, respectively.
Net Income
For the three months ended September 30, 2023, the Company reported net income of $22.7 million, or $0.26 per basic and diluted share, a decrease of $7.4 million, or 24.7%, from net income of $30.1 million, or $0.39 per basic and diluted share, for the three months ended September 30, 2022. This decrease in net income is primarily the result of an increase in non-interest expense of $12.7 million, an increase in the provision for credit losses of $0.1 million, and a decrease in non-interest income of $1.3 million, partially offset by an increase in net interest income of $6.0 million and a decrease in the provision for income taxes of $0.8 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2023, the Company reported net income of $52.1 million, or $0.59 per basic and diluted share, a decrease of $27.9 million, or 34.9%, from $80.0 million, or $1.04 per basic and diluted share for the nine months ended September 30, 2022. This decrease in net income is primarily the result of an increase in non-interest expense of $48.0 million and an increase in the provision for credit losses of $31.2 million, partially offset by an increase in net interest income of $36.4 million, an increase in non-interest income of $4.6 million, and a decrease in the provision for income taxes of $10.5 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.81% for the three months ended September 30, 2023, compared to 1.40% for the three months ended September 30, 2022. The annualized return on average stockholders' equity was 7.78% for the three months ended September 30, 2023, compared to 12.29% for the three months ended September 30, 2022.
The net interest margin was 3.18% for the three months ended September 30, 2023, down from 3.80% for the three months ended September 30, 2022. The decrease in the net interest margin is a result of an increase of 200 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 2.57% for the three months ended September 30, 2023 from 0.57% for the three months ended September 30, 2022, partially offset by an increase in the yield on interest-earning assets of 126 basis points to 5.61% for the three months ended September 30, 2023 from 4.35% for the three months ended September 30, 2022.
The net interest margin was 3.27% for the nine months ended September 30, 2023, down from 3.62% for the nine months ended September 30, 2022. The decrease in the net interest margin is a result of an increase of 191 basis points in the Company's overall cost of funds (including non-interest-bearing demand checking accounts) to 2.31% for the nine months ended September 30, 2023 from 0.40% for the nine months ended September 30, 2022, partially offset by an increase in the yield on interest-earning assets of 143 basis points to 5.40% for the nine months ended September 30, 2023 from 3.97% for the nine months ended September 30, 2022.
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

Recent Accounting Developments
In March 2023, the FASB issued ASU 2023-02, "Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" which allows entities to use the proportional amortization method to account for tax equity investments, under certain conditions. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for public entities. Management has determined that ASU 2023-02 does apply to the Company and is currently determining the impact as of September 30, 2023.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Reported Pretax Income	$28,868	$37,066	$65,351	$103,813
Less:
Gains on the sale of investment securities (1)	—	—	1,704	—
Add:
Day 1 PCSB CECL provision	—	—	16,744	—
Merger and acquisition expense (2)	—	1,073	7,411	1,608
Operating Pretax Income	$28,868	38,139	87,802	105,421
Effective tax rate	21.4%	18.7%	20.3%	22.9%
Provision for income taxes	6,167	7,118	17,789	24,132
Operating earnings after tax	$22,701	$31,021	$70,013	$81,289

Operating earnings per common share:
Basic	$0.26	$0.40	$0.80	$1.05
Diluted	$0.26	$0.40	0.79	$1.05
_______________________________________________________________________________
(1) Realized gain related to the rebalancing of the PCSB investment portfolio after acquisition.
(2) Merger and acquisition expense related to the acquisition of PCSB.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)
Operating earnings	$22,701	$23,227	$23,283	$30,015	$31,021

Average total assets	$11,180,635	$11,272,672	$11,131,087	$8,857,631	$8,586,420
Less: Average goodwill and average identified intangible assets, net	268,199	270,147	278,135	162,266	162,387
Average tangible assets	$10,912,436	$11,002,525	$10,852,952	$8,695,365	$8,424,033

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)

Return on average assets (annualized)	0.81%	0.78%	0.27%	1.34%	1.40%
Less:
Gains on the sale of investment securities	—%	—%	0.05%	0.01%	—%
Add:
Day 1 PCSB CECL provision	—%	—%	0.47%	—%	—%
Merger and acquisition expenses	—%	0.03%	0.18%	0.02%	0.04%
Operating return on average assets (annualized)	0.81%	0.81%	0.87%	1.35%	1.44%

Return on average tangible assets (annualized)	0.83%	0.79%	0.28%	1.37%	1.43%
Less:
Gains on the sale of investment securities	—%	—%	0.05%	0.01%	—%
Add:
Day 1 PCSB CECL provision	—%	—%	0.48%	—%	—%
Merger and acquisition expenses	—%	0.03%	0.18%	0.02%	0.04%
Operating return on average tangible assets (annualized)	0.83%	0.82%	0.89%	1.38%	1.47%

Average total stockholders' equity	$1,167,727	$1,174,167	$1,159,635	$982,306	$981,379
Less: Average goodwill and average identified intangible assets, net	268,199	270,147	278,135	162,266	162,387
Average tangible stockholders' equity	$899,528	$904,020	$881,500	$820,040	$818,992

Return on average stockholders' equity (annualized)	7.78%	7.44%	2.61%	12.09%	12.29%
Less:
Gains on the sale of investment securities	—%	—%	0.45%	0.11%	—%
Add:
Day 1 PCSB CECL provision	—%	—%	4.46%	—%	—%
Merger and acquisition expenses	—%	0.28%	1.71%	0.21%	0.36%
Operating return on average stockholders' equity (annualized)	7.78%	7.72%	8.33%	12.19%	12.65%

Return on average tangible stockholders' equity (annualized)	10.09%	9.67%	3.43%	14.48%	14.72%
Less:
Gains on the sale of investment securities	—%	—%	0.60%	0.13%	—%
Add:
Day 1 PCSB CECL provision	—%	—%	5.87%	—%	—%
Merger and acquisition expenses	—%	0.36%	2.25%	0.26%	0.43%

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)
Operating return on average tangible stockholders' equity (annualized)	10.09%	10.03%	10.95%	14.61%	15.15%

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)
Net income, as reported	$22,701	$21,850	$7,560	$29,695	$30,149

Average total assets	$11,180,635	$11,272,672	$11,131,087	$8,857,631	$8,586,420
Less: Average goodwill and average identified intangible assets, net	268,199	270,147	278,135	162,266	162,387
Average tangible assets	$10,912,436	$11,002,525	$10,852,952	$8,695,365	$8,424,033

Return on average tangible assets (annualized)	0.83%	0.79%	0.28%	1.37%	1.43%

Average total stockholders' equity	$1,167,727	$1,174,167	$1,159,635	$982,306	$981,379
Less: Average goodwill and average identified intangible assets, net	268,199	270,147	278,135	162,266	162,387
Average tangible stockholders' equity	$899,528	$904,020	$881,500	$820,040	$818,992

Return on average tangible stockholders' equity (annualized)	10.09%	9.67%	3.43%	14.48%	14.72%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)
Total stockholders' equity	$1,157,871	$1,162,308	$1,165,066	$992,125	$963,618
Less: Goodwill and identified intangible assets, net	267,394	269,348	271,302	162,208	162,329
Tangible stockholders' equity	$890,477	$892,960	$893,764	$829,917	$801,289

Total assets	$11,180,555	$11,206,078	$11,522,485	$9,185,836	$8,695,708
Less: Goodwill and identified intangible assets, net	267,394	269,348	271,302	162,208	162,329
Tangible assets	$10,913,161	$10,936,730	$11,251,183	$9,023,628	$8,533,379

Tangible equity ratio	8.16%	8.16%	7.94%	9.20%	9.39%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)
Tangible stockholders' equity	$890,477	$892,960	$893,764	$829,917	$801,289

Common shares issued	96,998,075	96,998,075	96,998,075	85,177,172	85,177,172
Less:
Treasury shares	7,350,981	7,734,891	7,734,891	7,731,445	7,730,945
Unallocated ESOP	—	—	—	—	4,833
Unvested restricted stock	780,859	598,049	598,049	601,495	601,995
Common shares outstanding	88,866,235	88,665,135	88,665,135	76,844,232	76,839,399

Tangible book value per share	$10.02	$10.07	$10.08	$10.80	$10.43

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in Thousands)
Dividends paid	$11,989	$11,969	$11,970	$10,374	$9,969

Net income, as reported	$22,701	$21,850	$7,560	$29,695	$30,149

Dividend payout ratio	52.81%	54.78%	158.33%	34.94%	33.07%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At September 30, 2023		At December 31, 2022
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,969,956	42.3%	$3,046,746	39.9%
Multi-family mortgage	1,356,056	14.5%	1,150,597	15.1%
Construction	343,756	3.7%	206,805	2.7%
Total commercial real estate loans	5,669,768	60.5%	4,404,148	57.7%
Commercial loans and leases:
Commercial	867,514	9.2%	752,948	9.9%
Equipment financing	1,329,673	14.2%	1,216,585	15.9%
Condominium association	44,188	0.5%	46,966	0.6%
Total commercial loans and leases	2,241,375	23.9%	2,016,499	26.4%
Consumer loans:
Residential mortgage	1,080,740	11.5%	844,614	11.0%
Home equity	340,550	3.6%	322,622	4.2%
Other consumer	48,349	0.5%	56,505	0.7%
Total consumer loans	1,469,639	15.6%	1,223,741	15.9%
Total loans and leases	9,380,782	100.0%	7,644,388	100.0%
Allowance for loan and lease losses	(119,081)		(98,482)
Net loans and leases	$9,261,701		$7,545,906

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2023:

	At September 30, 2023	At December 31, 2022	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,669,768	$4,404,148	$1,265,620	38.3%
Commercial	2,241,375	2,016,499	224,876	14.9%
Consumer	1,469,639	1,223,741	245,898	26.8%
Total loans and leases	$9,380,782	$7,644,388	$1,736,394	30.3%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of September 30, 2023, there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $260.0 million, or 2.3% of total loans and commitments, as of September 30, 2023. As of December 31, 2022, there were three borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $208.5 million, or 2.2% of total loans and commitments, as of December 31, 2022.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 60.5% of total loans and leases outstanding as of September 30, 2023.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.3 billion), office buildings ($849.9 million), retail stores ($953.9 million), industrial properties ($751.0 million), mixed-use properties ($508.0 million), lodging services ($195.3 million), and food services ($77.7 million) as of September 30, 2023. At that date, approximately 78.3% of the commercial real estate loans outstanding were secured by properties located in New England, and approximately 18.0% of the commercial real estate loans outstanding were secured by properties located in the greater New York and New Jersey Metropolitan area.
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

Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans, which represented 23.9% of total loans outstanding as of September 30, 2023.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($820.9 million), transportation services ($359.3 million), food services ($195.6 million), recreation services ($142.6 million), manufacturing ($110.6 million), retail ($149.9 million), and rental and leasing services ($59.4 million) as of September 30, 2023.
The Company provides commercial banking services to companies in its market area. Approximately 39.0% of the commercial loans outstanding as of September 30, 2023 were made to borrowers located in New England. The remaining 61.0% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB of Boston and FHLB of New York index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the SBA 7A program and as an SBA preferred lender. Included in the commercial loans balances are the PPP loans totaling $0.3 million as of September 30, 2023.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 17.3% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located primarily in the greater New York and New Jersey metropolitan area. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 15.6% of total loans outstanding as of September 30, 2023. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston, Lower Hudson Valley of New York, and Providence metropolitan areas.
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

Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2023, other consumer loans equaled $48.3 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2023, the Company had $156.7 million of total assets that were designated as criticized. This compares to $108.2 million of assets designated as criticized as of December 31, 2022. The increase of $48.5 million in criticized assets was primarily driven by increases in commercial real estate and equipment financing relationships for the nine months ended September 30, 2023.
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
As of September 30, 2023, the Company had nonperforming assets of $51.5 million, representing 0.46% of total assets, compared to nonperforming assets of $15.3 million, or 0.17% of total assets as of December 31, 2022. The increase of $36.2 million in nonperforming assets was primarily driven by the $22.7 million increase in commercial real estate loans, the $4.9 million increase in commercial loans, and the $4.3 million increase in equipment financing loans during the nine months ended September 30, 2023.
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

Past Due and Accruing
As of September 30, 2023, the Company had $1.2 million loans and leases greater than 90 days past due and accruing, compared to minimal to no loans as of December 31, 2022. The $1.2 million increase in loans and leases greater than 90 days past due and accruing is primarily due to one equipment financing relationship totaling $0.9 million.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2023	At December 31, 2022
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$23,263	$607
Multi-family mortgage	1,318	—
Construction	2,316	707
Total commercial real estate loans	26,897	1,314

Commercial	5,406	464
Equipment financing	13,974	9,653
Condominium association	—	58
Total commercial loans and leases	19,380	10,175

Residential mortgage	4,249	2,680
Home equity	713	723
Other consumer	2	2
Total consumer loans	4,964	3,405

Total nonaccrual loans and leases	51,241	14,894

Other repossessed assets	299	408
Total nonperforming assets	$51,540	$15,302

Loans and leases past due greater than 90 days and accruing	$1,175	$33
Total delinquent loans and leases 61-90 days past due	28,284	2,218
Restructured loans and leases not included in nonperforming assets	—	16,385

Total nonperforming loans and leases as a percentage of total loans and leases	0.55%	0.19%
Total nonperforming assets as a percentage of total assets	0.46%	0.17%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.30%	0.03%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2023, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2023 and 2022.

	At and for the Three Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817
Charge-offs	—	(11,047)	(29)	(11,076)
Recoveries	3	89	10	102
Provision (credit) for loan and lease losses	(5,524)	8,829	933	4,238
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

Total loans and leases	$5,669,768	$2,241,375	$1,469,639	$9,380,782
Total allowance for loan and lease losses as a percentage of total loans and leases	1.39%	1.49%	0.46%	1.27%

	At and for the Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2022	$70,027	$20,105	$3,056	$93,188
Charge-offs	—	(584)	(14)	(598)
Recoveries	6	763	8	777
Provision (credit) for loan and lease losses	(2,573)	2,984	391	802
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

Total loans and leases	$4,269,512	$1,933,645	$1,218,147	$7,421,304
Total allowance for loan and lease losses as a percentage of total loans and leases	1.58%	1.20%	0.28%	1.27%

	At and for the Nine Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(13,475)	(38)	(13,513)
Recoveries	15	951	25	991
Provision (credit) for loan and lease losses	10,611	19,425	3,085	33,121
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

Total loans and leases	$5,669,768	$2,241,375	$1,469,639	$9,380,782
Total allowance for loan and lease losses as a percentage of total loans and leases	1.39%	1.49%	0.46%	1.27%

	At and for the Nine Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(4,417)	(20)	(4,474)
Recoveries	18	1,395	52	1,465
Provision (credit) for loan and lease losses	(1,734)	(765)	593	(1,906)
Balance at September 30, 2022	$67,460	$23,268	$3,441	$94,169

Total loans and leases	$4,269,512	$1,933,645	$1,218,147	$7,421,304
Total allowance for loan and lease losses as a percentage of total loans and leases	1.58%	1.20%	0.28%	1.27%
At September 30, 2023, the allowance for loan and lease losses increased to $119.1 million, or 1.27% of total loans and leases outstanding, which included $2.3 million in provision (credit) for loan and lease losses on purchase credit deteriorated ("PCD") loans. This compared to an allowance for loan and lease losses of $98.5 million, or 1.29% of total loans and leases outstanding, as of December 31, 2022. Both figures exclude Paycheck Protection Program ("PPP") loans which are not subject to an allowance reserve since they are guaranteed by the SBA.
Net charge-offs in the loans and leases for the three months ended September 30, 2023 were $11.0 million compared to net recoveries for the three months ended September 30, 2022 of $0.2 million. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2023 and 2022 were 0.47% and a negative 0.01%, respectively. The year over year increase in the net charge-offs was primarily due to increases in net charge-offs of $9.8 million in commercial loans and $1.3 million in equipment financing loans.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2023			At December 31, 2022
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$50,688	42.5%	42.3%	$44,536	45.3%	39.9%
Multi-family mortgage	17,045	14.3%	14.5%	16,885	17.1%	15.1%
Construction	11,047	9.3%	3.7%	6,733	6.8%	2.7%
Total commercial real estate loans	78,780	66.1%	60.5%	68,154	69.2%	57.7%
Commercial	16,744	14.1%	9.2%	12,190	12.4%	9.9%
Equipment financing	16,624	14.0%	14.2%	14,315	14.5%	15.9%
Condominium association	137	0.1%	0.5%	99	0.1%	0.6%
Total commercial loans	33,505	28.2%	23.9%	26,604	27.0%	26.4%
Residential mortgage	3,966	3.3%	11.5%	1,894	1.9%	11.0%
Home equity	2,222	1.9%	3.6%	1,478	1.5%	4.2%
Other consumer	608	0.5%	0.5%	352	0.4%	0.7%
Total consumer loans	6,796	5.7%	15.6%	3,724	3.8%	15.9%
Total	$119,081	100.0%	100.0%	$98,482	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of September 30, 2023 is appropriate.
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
Cash, cash equivalents, and investment securities increased $1.7 million, or 0.2% on an annualized basis remaining at $1.0 billion as of September 30, 2023 and December 31, 2022. The increase was driven by an increase in investment securities available for sale. Cash, cash equivalents, and investment securities were 9.3% of total assets as of September 30, 2023, compared to 11.32% of total assets at December 31, 2022.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2023		At December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,493	$168,893	$176,751	$152,422
GSE CMOs	67,489	59,892	19,977	18,220
GSE MBSs	192,370	166,462	159,824	140,576
Municipal obligations	18,914	18,317	—	—
Corporate debt obligations	25,484	24,623	14,076	13,764
U.S. Treasury bonds	479,582	441,746	362,850	331,307
Foreign government obligations	500	479	500	477
Total investment securities available-for-sale	$979,832	$880,412	$733,978	$656,766

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $242.8 million for the nine months ended September 30, 2023 compared to $79.5 million for the same period in 2022. For the nine months ended September 30, 2023, the Company sold $230.0 million of investment securities available-for-sale. For the same period in 2022, the Company did not sell any investment securities available-for-sale. For the nine months ended September 30, 2023, the Company purchased $330.8 million of investment securities available-for-sale, compared to $123.1 million for the same period in 2022.
As of September 30, 2023, the fair value of all investment securities available-for-sale was $880.4 million with $99.4 million of net unrealized losses, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of September 30, 2023, $847.3 million, or 96.2%, of the portfolio, had gross unrealized losses of $99.5 million. This compares to $630.5 million, or 96.0%, of the portfolio with gross unrealized losses of $77.5 million as of December 31, 2022. The Company's unrealized loss position decreased in 2023 primarily driven by a rebalancing of the portfolio to more closely align it with current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as one of the requirements to borrow funds from the FHLB. The Company generally maintains an excess balance of capital stock, which allows for additional borrowing capacity at each of the Banks. As of September 30, 2023, the excess balance of capital stock was $1.2 million, compared to no excess balance of capital stock as of December 31, 2022.
As of September 30, 2023, the Company owned stock in the FHLB of Boston with a carrying value of $40.8 million, a decrease of $12.1 million from $52.9 million as of December 31, 2022. As of September 30, 2023, the FHLB of Boston had total assets of $62.7 billion and total capital of $3.5 billion, of which $1.8 billion was retained earnings. As of September 30,

2023, the Company owned stock in the FHLB of New York with a carrying value of $2.9 million. As of September 30, 2023, the FHLB of New York had total assets of $144.4 billion and total capital of $7.9 billion, of which $2.3 billion was retained earnings. The FHLB of Boston stated that it remained in compliance with all regulatory capital ratios as of September 30, 2023 and was classified as "adequately capitalized" by its regulator, based on the FHLB of Boston's financial information as of June 30, 2023. The FHLB of New York stated that it met all of its regulatory capital requirements and liquidity requirements at September 30, 2023.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, as a condition to the Banks' membership in the Federal Reserve System. As of September 30, 2023, the Company owned stock in the Federal Reserve Bank with a carrying value of $21.5 million. As of December 31, 2022, the Company owned stock in the Federal Reserve Bank of $18.2 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes American Financial Exchange and Statewide Zone. As of September 30, 2023, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2022.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2023			At December 31, 2022
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,745,137	20.4%	—%	$1,802,518	27.6%	—%
Interest-bearing deposits:
NOW accounts	647,476	7.6%	0.68%	544,118	8.3%	0.18%
Savings accounts	1,625,804	19.0%	3.40%	762,271	11.7%	0.70%
Money market accounts	2,161,359	25.2%	2.23%	2,174,952	33.4%	1.63%
Certificate of deposit accounts	1,491,844	17.4%	3.49%	928,143	14.2%	1.68%
Brokered deposit accounts	894,393	10.4%	4.26%	310,144	4.8%	3.00%
Total interest-bearing deposits	6,820,876	79.6%	2.90%	4,719,628	72.4%	1.41%
Total deposits	$8,566,013	100.0%	2.31%	$6,522,146	100.0%	1.02%

Total deposits increased $2.0 billion to $8.6 billion as of September 30, 2023, compared to $6.5 billion as of December 31, 2022. Deposits as a percentage of total assets increased to 76.6% as of September 30, 2023, compared to 71.0% as of December 31, 2022.

During the nine months ended September 30, 2023, core deposits increased $895.9 million. The ratio of core deposits to total deposits decreased from 81.0% as of December 31, 2022 to 72.1% as of September 30, 2023, primarily due to a decrease in percentage of money market accounts and demand checking accounts to total deposits.

Certificate of deposit accounts increased $0.5 billion to $1.5 billion as of September 30, 2023, compared to $0.9 billion as of December 31, 2022. Certificate of deposit accounts increased as a percentage of total deposits to 17.4% as of September 30, 2023 from 14.2% as of December 31, 2022.

Brokered deposits increased $584.2 million to $894.4 million as of September 30, 2023, compared to $310.1 million as of December 31, 2022. Brokered deposits increased as a percentage of total deposits to 10.4% as of September 30, 2023 from 4.8% as of December 31, 2022. The increase in brokered deposits was driven by the purchase of brokered certificates of deposit. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2023			2022
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,794,225	21.0%	—%	$1,908,459	27.6%	—%
NOW accounts	681,929	8.0%	0.67%	607,210	8.8%	0.38%
Savings accounts	1,557,911	18.3%	2.26%	881,988	12.8%	0.30%
Money market accounts	2,177,528	25.5%	2.88%	2,423,920	35.1%	0.66%
Total core deposits	6,211,593	73.9%	1.66%	5,821,577	84.3%	0.36%
Certificate of deposit accounts	1,444,269	16.9%	3.33%	964,112	14.0%	0.74%
Brokered deposit accounts	882,351	10.3%	5.03%	117,058	1.7%	0.92%
Total deposits	$8,538,213	100.0%	2.28%	$6,902,747	100.0%	0.43%

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,857,429	22.2%	—%	$1,891,698	27.1%	—%
NOW accounts	741,951	8.8%	0.56%	603,243	8.6%	0.20%
Savings accounts	1,365,541	16.3%	1.69%	915,185	13.1%	0.16%
Money market accounts	2,227,404	26.6%	2.52%	2,423,207	34.8%	0.42%
Total core deposits	6,192,325	73.8%	1.34%	5,833,333	83.6%	0.22%
Certificate of deposit accounts	1,394,338	16.6%	2.84%	1,024,303	14.7%	0.70%
Brokered deposit accounts	798,800	9.5%	4.97%	121,724	1.7%	0.45%
Total deposits	$8,385,463	100.0%	1.94%	$6,979,360	100.0%	0.29%

As of September 30, 2023 and December 31, 2022, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At September 30, 2023		At December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Three months or less	$75,979	3.34%	$66,092	1.00%
Over 3 months through 6 months	118,395	3.66%	42,008	1.83%
Over 6 months through 12 months	207,047	4.20%	62,489	1.82%
Over 12 months	43,279	3.89%	101,654	2.96%
Total certificate of deposit of $250,000 or more	$444,700	3.88%	$272,243	2.05%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At September 30, 2023
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$1,897	$2,954	$301	$894	$6,046	71%
Uninsured	1,496	1,023	—	—	2,519	29%
Total	$3,393	$3,977	$301	$894	$8,565	100%
Composition	40%	46%	4%	10%	100%
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
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,156,654	$504,848	$1,340,768	$399,379
Maximum amount outstanding at any month-end during the period	1,153,424	758,768	1,630,102	758,768
Balance outstanding at end of period	1,135,068	758,768	1,135,068	758,768
Weighted average interest rate for the period	4.69%	2.53%	4.64%	2.19%
Weighted average interest rate at end of period	4.55%	3.17%	4.55%	3.17%
Advances from the FHLB of Boston and FHLB of New York
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBs will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBs.
FHLB borrowings decreased $338.5 million to $0.9 billion as of September 30, 2023 with a total capacity of $2.4 billion. As of December 31, 2022, FHLB borrowings stood at $1.2 billion with a total capacity of $1.7 billion.

Subordinated Debentures and Notes
As part of the acquisition of BankRI, the Company acquired two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month LIBOR fallback plus 3.10% and 3-month LIBOR fallback plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating rate subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR fallback plus 3.315% quarterly until the notes mature in September 2029.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2023	December 31, 2022
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR fallback + 3.10%	June 26, 2033	December 25, 2023	$4,900	$4,887
March 17, 2004	Variable; 3-month LIBOR fallback + 2.79%	March 17, 2034	December 17, 2023	4,850	4,830
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR fallback + 3.315%	September 15, 2029	September 15, 2024	74,402	74,327
			Total	$84,152	$84,044
The above carrying amounts of the subordinated debentures included $0.3 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of September 30, 2023. This compares to $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of December 31, 2022.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $15.0 million to $37.0 million as of September 30, 2023 from $52.0 million as of December 31, 2022.
The Company has access to a $30.0 million committed line of credit as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company did not have any borrowings on this committed line of credit.
As of September 30, 2023, the Banks also have access to funding through certain uncommitted lines via American Financial Exchange (AFX) as well as other large financial institution specific lines.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2023 and December 31, 2022:

	At September 30, 2023	At December 31, 2022
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$150,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,758,794	$1,489,709
Pay fixed, receive variable	1,758,794	1,489,709
Risk participation-out agreements	513,561	393,624
Risk participation-in agreements	106,624	75,223
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$3,664	$2,383
Sells foreign currency, buys U.S. currency	4,290	2,400
Fixed weighted average interest rate from the Company to counterparty	2.93%	2.65%
Floating weighted average interest rate from counterparty to the Company	5.68%	4.68%
Weighted average remaining term to maturity (in months)	77	69
Fair value:
Recognized as an asset:
Interest rate derivatives	$—	$34
Loan level derivatives	156,802	108,963
Risk participation-out agreements	637	347
Foreign exchange contracts	160	130
Recognized as a liability:
Interest rate derivatives	$7,206	$3,170
Loan level derivatives	156,802	108,963
Risk participation-in agreements	166	31
Foreign exchange contracts	132	112
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1.2 billion as of September 30, 2023, representing a $165.7 million increase compared to $992.1 million at December 31, 2022. The increase for the nine months ended September 30, 2023, primarily reflects the PCSB purchase of $167 million and net income attributable to the Company of $52.1 million, partially offset by dividends paid by the Company of $35.9 million and unrealized loss on securities available-for-sale of $16.8 million.
Stockholders' equity represented 10.36% of total assets as of September 30, 2023 and 10.80% of total assets as of December 31, 2022. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.16% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2023 and 9.20% as of December 31, 2022.
On November 10, 2021, the Company's Board of Directors approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. On June 24, 2022, the Company suspended the program. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41.

The dividend payout ratio was 52.81% for the three months ended September 30, 2023, compared to 33.07% for the same period in 2022.
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
Net Interest Income
Net interest income increased $6.0 million to $84.1 million for the three months ended September 30, 2023 from $78.0 million for the three months ended September 30, 2022. This increase reflects a $52.2 million increase in interest income on loans and leases, along with a $6.2 million increase in interest income on debt securities, short term investments and restricted equity securities, offset by a $52.4 million increase in interest expense on deposits and borrowings, which is reflective of the rising interest rate environment. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2023 and September 30, 2022 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2023 and September 30, 2022 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $36.4 million to $256.2 million for the nine months ended September 30, 2023 from $219.7 million for the nine months ended September 30, 2022. This overall increase reflects a $160.4 million increase in interest income on loans and leases and a $22.8 million increase in interest income on investments, offset by a $146.8 million increase in interest expense on deposit and borrowings, which is reflective of the rising interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2023 and September 30, 2022 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2023 and September 30, 2022 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased 62 basis points to 3.18% for the three months ended September 30, 2023 from 3.80% for the three months ended September 30, 2022. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.84% for the three months ended September 30, 2023 from 4.60% for the three months ended September 30, 2022.
Net interest margin decreased 35 basis points to 3.27% for the nine months ended September 30, 2023 from 3.62% for the nine months ended September 30, 2022. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.62% for the nine months ended September 30, 2023 from 4.24% for the nine months ended September 30, 2022.

The yield on interest-earning assets increased to 5.61% for the three months ended September 30, 2023 from 4.35% for the three months ended September 30, 2022. The increase is the result of higher yields on loans and leases and investments. During the three months ended September 30, 2023, the Company recorded $0.8 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $1.0 million, or 5 basis points, for the three months ended September 30, 2022.
The yield on interest-earning assets increased to 5.40% for the nine months ended September 30, 2023 from 3.97% for the nine months ended September 30, 2022. The increase is primarily due to higher yields on loans and leases and investments. During the nine months ended September 30, 2023, the Company recorded $2.2 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $3.5 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets in the nine months ended September 30, 2022.
The overall cost of funds (including non-interest-bearing demand checking accounts) increased 200 basis points to 2.57% for the three months ended September 30, 2023 from 0.57% for the three months ended September 30, 2022. The overall cost of funds (including non-interest-bearing demand checking accounts) increased 191 basis points to 2.31% for the nine months ended September 30, 2023 from 0.40% for the nine months ended September 30, 2022. Refer to "Financial Condition - Borrowed Funds" above for more details. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to asset sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and began to increase in the first quarter of 2022. In recent months, the Treasury yield curve has inverted and flattened at the long end. Short term rates have risen sharply due to multiple rate hikes implemented by the FRB. The shape of the curve indicates rates will begin to decline within a year and flatten around the 7-year mark. The short term increase in rates positively affected the Company's net interest income, net interest spread, and net interest margin initially. In the first nine months of 2023 and as expected in the near term, the net interest margin is expected to compress as deposit pricing "catches up" and investable funds migrate among depository and non-depository categories. Management expects this to persist for a quarter or two after the Federal Reserve stops increasing rates after which time net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2023 and September 30, 2022. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$887,612	$6,840	3.08%	$714,226	$3,337	1.87%
Marketable and restricted equity securities	67,824	1,310	7.73%	36,525	467	5.12%
Short-term investments	172,483	2,390	5.54%	66,257	464	2.80%
Total investments	1,127,919	10,540	3.74%	817,008	4,268	2.09%
Commercial real estate loans (2)	5,667,373	78,750	5.44%	4,239,155	44,729	4.13%
Commercial loans (2)	939,492	15,295	6.38%	731,095	8,492	4.55%
Equipment financing (2)	1,280,033	23,331	7.29%	1,157,829	19,042	6.58%
Consumer loans (2)	1,471,985	19,237	5.21%	1,206,968	12,165	4.02%
Total loans and leases	9,358,883	136,613	5.84%	7,335,047	84,428	4.60%
Total interest-earning assets	10,486,802	147,153	5.61%	8,152,055	88,696	4.35%
Allowance for loan and lease losses	(127,077)			(93,520)
Non-interest-earning assets	820,910			527,885
Total assets	$11,180,635			$8,586,420
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$681,929	1,159	0.67%	$607,210	579	0.38%
Savings accounts	1,557,911	8,859	2.26%	881,988	664	0.30%
Money market accounts	2,177,528	15,785	2.88%	2,423,920	4,038	0.66%
Certificate of deposit accounts	1,444,269	12,128	3.33%	964,112	1,803	0.74%
Brokered deposit accounts	882,351	11,185	5.03%	117,058	270	0.92%
Total interest-bearing deposits (3)	6,743,988	49,116	2.89%	4,994,288	7,354	0.58%
Advances from the FHLB	954,989	11,706	4.80%	331,840	1,700	2.00%
Subordinated debentures and notes	84,134	1,378	6.55%	83,989	1,295	6.17%
Other borrowed funds	117,531	790	2.67%	89,019	268	1.20%
Total borrowed funds	1,156,654	13,874	4.69%	504,848	3,263	2.53%
Total interest-bearing liabilities	7,900,642	62,990	3.16%	5,499,136	10,617	0.77%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,794,225			1,908,459
Other non-interest-bearing liabilities	318,041			197,446
Total liabilities	10,012,908			7,605,041
Total stockholders' equity	1,167,727			981,379
Total liabilities and stockholders' equity	$11,180,635			$8,586,420
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		84,163	2.45%		78,079	3.58%
Less adjustment of tax-exempt income		93			53
Net interest income		$84,070			$78,026
Net interest margin (5)			3.18%			3.80%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.28% and 0.42% in the three months ended September 30, 2023 and September 30, 2022, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$971,855	$22,905	3.14%	$720,266	$9,582	1.77%
Marketable and restricted equity securities	74,000	4,238	7.64%	31,663	1,132	4.77%
Short-term investments	183,295	7,236	5.26%	119,083	686	0.77%
Total investments	1,229,150	34,379	3.73%	871,012	11,400	1.75%
Commercial real estate loans (2)	5,629,600	225,999	5.29%	4,204,260	119,723	3.76%
Commercial loans (2)	915,420	42,814	6.17%	727,333	23,564	4.28%
Equipment financing (2)	1,253,512	66,901	7.12%	1,131,069	54,951	6.48%
Consumer loans (2)	1,469,025	55,210	5.01%	1,191,294	32,304	3.62%
Total loans and leases	9,267,557	390,924	5.62%	7,253,956	230,542	4.24%
Total interest-earning assets	10,496,707	425,303	5.40%	8,124,968	241,942	3.97%
Allowance for loan and lease losses	(121,174)			(95,733)
Non-interest-earning assets	819,447			515,234
Total assets	$11,194,980			$8,544,469
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$741,951	3,129	0.56%	$603,243	898	0.20%
Savings accounts	1,365,541	17,290	1.69%	915,185	1,073	0.16%
Money market accounts	2,227,404	41,914	2.52%	2,423,207	7,681	0.42%
Certificate of deposit accounts	1,394,338	29,605	2.84%	1,024,303	5,345	0.70%
Brokered deposit accounts	798,800	29,693	4.97%	121,724	410	0.45%
Total interest-bearing deposits (3)	6,528,034	121,631	2.49%	5,087,662	15,407	0.40%
Advances from the FHLBB	1,135,845	40,524	4.70%	207,090	2,376	1.51%
Subordinated debentures and notes	84,098	4,095	6.49%	83,952	3,801	6.04%
Other borrowed funds	120,825	2,562	2.83%	108,337	458	0.57%
Total borrowed funds	1,340,768	47,181	4.64%	399,379	6,635	2.19%
Total interest-bearing liabilities	7,868,802	168,812	2.87%	5,487,041	22,042	0.54%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,857,429			1,891,698
Other non-interest-bearing liabilities	301,543			180,842
Total liabilities	10,027,774			7,559,581
Total stockholders' equity	1,167,206			984,888
Total liabilities and stockholders' equity	$11,194,980			$8,544,469
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		256,491	2.53%		219,900	3.43%
Less adjustment of tax-exempt income		335			159
Net interest income		$256,156			$219,741
Net interest margin (5)			3.27%			3.62%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.94% and 0.30% in the nine months ended September 30, 2023 and September 30, 2022, respectively.
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

	Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$956	$2,547	$3,503	$4,143	$9,180	$13,323
Marketable and restricted equity securities	529	314	843	2,142	964	3,106
Short-term investments	1,196	730	1,926	554	5,996	6,550
Total investments	2,681	3,591	6,272	6,839	16,140	22,979
Loans and leases:
Commercial real estate loans	17,523	16,498	34,021	48,302	57,974	106,276
Commercial loans and leases	2,822	3,981	6,803	7,110	12,140	19,250
Equipment financing	2,121	2,168	4,289	6,249	5,701	11,950
Consumer loans	2,742	4,330	7,072	8,318	14,588	22,906
Total loans	25,208	26,977	52,185	69,979	90,403	160,382
Total change in interest and dividend income	27,889	30,568	58,457	76,818	106,543	183,361
Interest expense:
Deposits:
NOW accounts	81	499	580	253	1,978	2,231
Savings accounts	860	7,335	8,195	794	15,423	16,217
Money market accounts	(451)	12,198	11,747	(666)	34,899	34,233
Certificate of deposit accounts	1,286	9,039	10,325	2,564	21,696	24,260
Brokered deposit accounts	6,484	4,431	10,915	10,437	18,846	29,283
Total deposits	8,260	33,502	41,762	13,382	92,842	106,224
Borrowed funds:
Advances from the FHLB	5,732	4,274	10,006	25,932	12,216	38,148
Subordinated debentures and notes	2	81	83	7	287	294
Other borrowed funds	108	414	522	59	2,045	2,104
Total borrowed funds	5,842	4,769	10,611	25,998	14,548	40,546
Total change in interest expense	14,102	38,271	52,373	39,380	107,390	146,770
Change in tax-exempt income	40	—	40	176	—	176
Change in net interest income	$13,747	$(7,703)	$6,044	$37,262	$(847)	$36,415

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$78,749	$44,727	$34,022	76.1%	$225,998	$119,723	$106,275	88.8%
Commercial loans	15,245	8,441	6,804	80.6%	42,683	23,405	19,278	82.4%
Equipment financing	23,331	19,042	4,289	22.5%	66,901	54,951	11,950	21.7%
Residential mortgage loans	11,691	7,560	4,131	54.6%	34,194	21,675	12,519	57.8%
Other consumer loans	7,545	4,605	2,940	63.8%	21,015	10,629	10,386	97.7%
Total interest income—loans and leases	$136,561	$84,375	$52,186	61.9%	$390,791	$230,383	$160,408	69.6%
Total interest from loans and leases was $136.6 million for the three months ended September 30, 2023, and represented a yield on total loans of 5.84%. This compares to $84.4 million of interest on loans and a yield of 4.60% for the three months ended September 30, 2022. The $52.2 million increase in interest income from loans and leases was primarily due to an increase of $27.0 million in changes to interest rates, and an increase of $25.2 million in origination volume.
Interest income from loans and leases was $390.8 million for the nine months ended September 30, 2023, and represented a yield on total loans of 5.62%. This compares to $230.4 million of interest on loans and a yield of 4.24% for the nine months ended September 30, 2022. The $160.4 million increase in interest income from loans and leases was primarily attributable to an increase of $70.0 million due to an increase in origination volume and an increase of $90.4 million due to the changes in interest rates.

Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$6,799	$3,337	$3,462	103.7%	$22,703	$9,582	$13,121	136.9%
Marketable and restricted equity securities	1,310	467	843	180.5%	4,238	1,132	3,106	274.4%
Short-term investments	2,390	464	1,926	415.1%	7,236	686	6,550	954.8%
Total interest income—investments	$10,499	$4,268	$6,231	146.0%	$34,177	$11,400	$22,777	199.8%
Total interest income from investments was $10.5 million for the three months ended September 30, 2023, compared to $4.3 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, the yield on total investments was 3.7% and 2.1%. respectively. The year over year increase in interest income on investments of $6.2 million, or 146.0%, was primarily driven by a $2.7 million increase due to volume and a $3.6 million increase due to rates.
Total investment income was $34.2 million and $11.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. For the nine months ended September 30, 2023 and 2022, the yield on total investments was 3.7% and 1.8%, respectively. The year over year increase in interest income on investments of $22.8 million, or 199.8%, was primarily driven by a $16.1 million increase due to rates and a $6.8 million increase due to volume.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,159	$579	$580	100.2%	$3,129	$898	$2,231	248.4%
Savings accounts	8,859	664	8,195	1,234.2%	17,290	1,073	16,217	1,511.4%
Money market accounts	15,785	4,038	11,747	290.9%	41,914	7,681	34,233	445.7%
Certificate of deposit accounts	12,128	1,803	10,325	572.7%	29,605	5,345	24,260	453.9%
Brokered deposit accounts	11,185	270	10,915	4,042.6%	29,693	410	29,283	7,142.2%
Total interest expense - deposits	49,116	7,354	41,762	567.9%	121,631	15,407	106,224	689.5%
Borrowed funds:
Advances from the FHLB	11,706	1,700	10,006	588.6%	40,524	2,376	38,148	1,605.6%
Subordinated debentures and notes	1,378	1,295	83	6.4%	4,095	3,801	294	7.7%
Other borrowed funds	790	268	522	194.8%	2,562	458	2,104	459.4%
Total interest expense - borrowed funds	13,874	3,263	10,611	325.2%	47,181	6,635	40,546	611.1%
Total interest expense	$62,990	$10,617	$52,373	493.3%	$168,812	$22,042	$146,770	665.9%
Deposits
For the three months ended September 30, 2023, interest expense on deposits increased $41.8 million, compared to the same period in 2022. The increase in interest expense on deposits was driven by an increase of $33.5 million due to higher interest rates and an increase of $8.3 million primarily driven by the growth in volume of average brokered deposit and certificate of deposit balances. Purchase accounting amortization on acquired deposits for the three months ended September 30, 2023 was $324 thousand and one basis point. For the same period in 2022, the Company did not record any purchase accounting amortization.
Interest expense on deposits increased $106.2 million to $121.6 million for the nine months ended September 30, 2023 from $15.4 million for the nine months ended September 30, 2022. The increase in interest expense on deposits was driven by a $92.8 million increase due to higher interest rates and a $13.4 million increase primarily driven by the growth in volume of average brokered deposit and certificate of deposit balances. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2023 was $972 thousand and one basis point. For the nine months ended September 30, 2022, the Company did not record any purchase accounting amortization.
Borrowed Funds
For the three months ended September 30, 2023, interest paid on borrowed funds increased $10.6 million year over year, primarily driven by an increase in the volume and rate paid on FHLB borrowings. The cost of borrowed funds increased to 4.69% for the three months ended September 30, 2023 from 2.53% for the three months ended September 30, 2022. The increase in interest expense was driven by an increase of $5.8 million due to volume and an increase of $4.8 million due to borrowing rates. For the three months ended September 30, 2023, the purchase accounting amortization on acquired borrowed funds was $43 thousand compared to $12 thousand for the three months ended September 30, 2022. Purchase accounting amortization had no impact on the Company's net interest margin.
During the nine months ended September 30, 2023, interest paid on borrowed funds increased $40.5 million year over year, primarily driven by an increase in the volume and rate paid on FHLB borrowings. The cost of borrowed funds increased to 4.64% for the nine months ended September 30, 2023 from 2.19% for the nine months ended September 30, 2022. The increase in interest expense was driven by an increase of $26.0 million due to volume and an increase of $14.5 million due to borrowing rates. For the nine months ended September 30, 2023, there was purchase accounting amortization of $215 thousand on acquired borrowed funds compared to amortization of $35 thousand for the nine months ended September 30, 2022. Purchase accounting amortization had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
	2023	2022			2023		2022
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(5,524)	$(2,573)	$(2,951)	(114.7)%	$10,611		$(1,734)	$12,345	711.9%
Commercial	8,829	2,984	5,845	195.9%	19,425		(765)	20,190	2,639.2%
Consumer	933	391	542	138.6%	3,085		593	2,492	420.2%
Total provision (credit) for loan and lease losses	4,238	802	3,436	428.4%	33,121		(1,906)	35,027	1,837.7%
Unfunded credit commitments	(1,291)	2,043	(3,334)	(163.2)%	896		4,760	(3,864)	(81.2)%
Investment securities available-for-sale	84	(10)	94	940.0%	415		48	367	764.6%
Total provision (credit) for credit losses	$3,031	$2,835	$196	6.9%	$34,432	$—	$2,902	$31,530	1,086.5%

For the three months ended September 30, 2023, the Allowance for Credit Losses ("ACL") increased $0.2 million resulting in a provision (credit) for credit and investment losses of $3.0 million.

For the nine months ended September 30, 2023, the ACL increased $31.5 million resulting in a provision (credit) for credit and investment losses of $34.4 million. The increase in the ACL for the nine months ended September 30, 2023 is related to acquired loans as a result of the PCSB acquisition.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Deposit fees	$3,024	$2,759	$265	9.6%	$8,547	$8,003	$544	6.8%
Loan fees	639	349	290	83.1%	1,521	1,762	(241)	(13.7)%
Loan level derivative income, net	376	1,275	(899)	(70.5)%	3,112	3,576	(464)	(13.0)%
Gain (loss) on investment securities, net	—	—	—	N/A	1,704	—	1,704	N/A
Gain on sales of loans and leases held-for-sale	225	889	(664)	(74.7)%	2,171	1,524	647	42.5%
Other	1,244	1,562	(318)	(20.4)%	6,852	4,426	2,426	54.8%
Total non-interest income	$5,508	$6,834	$(1,326)	(19.4)%	$23,907	$19,291	$4,616	23.9%
For the three months ended September 30, 2023, non-interest income decreased $1.3 million, or 19.4%, to $5.5 million compared to $6.8 million for the same period of 2022. The decrease was primarily driven by decreases of $0.9 million in loan level derivative income, net, and $0.7 million in gain on sales of loans and leases held-for-sale.

For the nine months ended September 30, 2023, non-interest income increased $4.6 million, or 23.9%, to $23.9 million compared to $19.3 million for the same period in 2022. The increase was primarily driven by increases of $2.4 million in other income, $1.7 million in gain on investment securities, net, and $0.6 million in gain on sales of loans and leases held-for-sale.
Loan level derivative income decreased $0.9 million, or 70.5%, to $0.4 million for the three months ended September 30, 2023 from $1.3 million for the same period in 2022, primarily driven by lower volume in loan level derivative transactions completed for the three months ended September 30, 2023, and decreased $0.5 million, or 13.0%, to $3.1 million for the nine months ended September 30, 2023 from $3.6 million for the same period in 2022, primarily driven by lower volume in loan level derivative transactions completed for the nine months ended September 30, 2023.
Gain (loss) on investment securities was $1.7 million for the nine months ended September 30, 2023. The Company did not have any gain (loss) on investment securities for the same period in 2022. The increase was primarily driven by gain on sale of PCSB investments.
Gain on sales of loans and leases held-for-sale decreased $0.7 million, or 74.7%, to $0.2 million for the three months ended September 30, 2023 from $0.9 million for the same period in 2022, and increased $0.6 million, or 42.5% to $2.2 million for the nine months ended September 30, 2023 from $1.5 million for the same period in 2022, primarily driven by higher gain on sale to participants.
Other income decreased $0.3 million, or 20.4%, to $1.2 million for the three months ended September 30, 2023 from $1.6 million for the same period in 2022, primarily driven by the mark to market on interest rate swaps on participated loans, partially offset by higher bank owned life insurance income, gain on sale of fixed assets, and wealth management fees. Other income increased $2.4 million, or 54.8%, to $6.9 million for the nine months ended September 30, 2023 from $4.4 million for the same period in 2022, primarily driven by the mark to market on interest rate swaps on participated loans, higher bank owned life insurance income, and higher wealth management fees.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Compensation and employee benefits	$33,491	$28,306	$5,185	18.3%	$103,494	$83,962	$19,532	23.3%
Occupancy	4,983	3,906	1,077	27.6%	15,076	11,997	3,079	25.7%
Equipment and data processing	6,766	5,066	1,700	33.6%	19,759	15,075	4,684	31.1%
Professional services	2,368	1,069	1,299	121.5%	5,784	3,514	2,270	64.6%
FDIC insurance	2,152	709	1,443	203.5%	6,005	2,176	3,829	176.0%
Advertising and marketing	1,174	1,337	(163)	(12.2)%	3,966	3,928	38	1.0%
Amortization of identified intangible assets	1,955	120	1,835	1,529.2%	5,875	374	5,501	1,470.9%
Merger and acquisition expense	—	1,073	(1,073)	(100.0)%	7,411	1,608	5,803	360.9%
Other	4,790	3,373	1,417	42.0%	12,910	9,683	3,227	33.3%
Total non-interest expense	$57,679	$44,959	$12,720	28.3%	$180,280	$132,317	$47,963	36.2%
For the three months ended September 30, 2023, non-interest expense increased $12.7 million, or 28.3%, compared to the same period in 2022. The increase was primarily driven by increases of $5.2 million in compensation and employee benefits,$1.8 million in amortization of identified intangible assets, and $1.7 million in equipment and data processing.
For the nine months ended September 30, 2023, non-interest expense increased $48.0 million, or 36.2%, to $180.3 million compared to the same period in 2022. This increase is primarily driven by increases of $19.5 million in compensation and employee benefits, $5.8 million in merger and acquisition expense, $5.5 million in amortization of identified intangible assets, and $4.7 million in equipment and data processing.

Compensation and employee benefits expense increased $5.2 million, or 18.3%, to $33.5 million for the three months ended September 30, 2023 from $28.3 million for the same period in 2022, and increased $19.5 million, or 23.3%, to $103.5 million for the nine months ended September 30, 2023 from $84.0 million for the same period in 2022, primarily driven by increases in employee headcount, higher salaries, higher health care benefits, lower deferred salaries, and higher retirement benefits, partially offset by lower incentive/bonus.
Equipment and data processing expense increased $1.7 million, or 33.6%, to $6.8 million for the three months ended September 30, 2023 from $5.1 million for the same period in 2022, and increased $4.7 million, or 31.1%, to $19.8 million for the nine months ended September 30, 2023 from $15.1 million for the same period in 2022, primarily driven by higher software licenses and subscriptions, depreciation, core processing, and data communications expenses.
Merger and acquisition expense decreased $1.1 million, or 100.0% to $0.0 million, for the three months ended September 30, 2023, and increased $5.8 million, or 360.9%, to $7.4 million for the nine months ended September 30, 2023. The increase in 2023 was primarily driven by merger-related expenses for PCSB.
Amortization expense of identified intangible assets increased $1.8 million, or 1,529.2%, to $2.0 million for the three months ended September 30, 2023 from $0.1 million for the same period in 2022, and increased $5.5 million, or 1,470.9%, to $5.9 million for the nine months ended September 30, 2023, primarily driven by higher core deposit intangible expense for PCSB.
Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022			2023	2022
	(Dollars in Thousands)
Income before provision for income taxes	$28,868	$37,066	$(8,198)	(22.1)%	$65,351	$103,813	$(38,462)	(37.0)%
Provision (benefit) for income taxes	6,167	6,917	(750)	(10.8)%	13,240	23,764	(10,524)	(44.3)%
Net income	$22,701	$30,149	$(7,448)	(24.7)%	$52,111	$80,049	$(27,938)	(34.9)%
Effective tax rate	21.4%	18.7%	N/A	14.4%	20.3%	22.9%	N/A	(11.4)%
The Company recorded an income tax expense of $6.2 million for the three months ended September 30, 2023, compared to an income tax expense of $6.9 million for the three months ended September 30, 2022, representing effective tax rates of 21.4% and 18.7%, respectively.
The Company recorded an income tax expense of $13.2 million for the nine months ended September 30, 2023, compared to an income tax expense of $23.8 million for the nine months ended September 30, 2022, representing effective tax rates of 20.3% and 22.9%, respectively. The overall decrease in the effective tax rate is primarily due to energy tax credit deals entered during the year, partially offset by merger expenses relating to the acquisition of PCSB Bank.
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
In the third quarter, the Company operated with increased liquidity. During the year, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held lower levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $161.0 million, or 1.4% of the balance sheet, compared to $383.0 million, or 4.2% of the balance sheet, as of December 31, 2022. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 8%

and 10% of total assets. As of September 30, 2023, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 9.3% of total assets. This compares to $1.0 billion, or 11.3% of total assets, as of December 31, 2022.
Deposits, which are considered the most stable source of liquidity, totaled $8.6 billion as of September 30, 2023 and represented 88.3% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.5 billion, or 82.0% of total funding, as of December 31, 2022. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.2 billion as of September 30, 2023 and represented 72.1% of total deposits, compared to core deposits of $5.3 billion, or 81.0% of total deposits, as of December 31, 2022. Additionally, the Company had $894.4 million of brokered deposits as of September 30, 2023, which represented 10.4% of total deposits, compared to $310.1 million or 4.8% of total deposits, as of December 31, 2022. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of September 30, 2023, representing 11.7% of total funding, compared to $1.4 billion, or 18.0% of total funding, as of December 31, 2022. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of September 30, 2023, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.4 billion, compared to $1.7 billion as of December 31, 2022, the increase based on the level of qualifying collateral available for these borrowings.
As of September 30, 2023, the Banks also have access to funding of uncommitted lines via American Financial Exchange ("AFX") as well as other large financial institution specific lines.
The Company had a $30.0 million committed line of credit for contingent liquidity as of September 30, 2023. As of September 30, 2023, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company had $245.0 million of borrowing capacity at the Federal Reserve Bank as of September 30, 2023. As of September 30, 2023, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2023	At December 31, 2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$162,380	$414,217
Commercial	246,331	291,188
Residential mortgage	20,359	14,036
Unadvanced portion of loans and leases	1,259,927	1,202,738
Unused lines of credit:
Home equity	758,553	700,201
Other consumer	113,952	97,313
Other commercial	499	526
Unused letters of credit:
Financial standby letters of credit	16,111	13,584
Performance standby letters of credit	28,759	31,330
Commercial and similar letters of credit	4,867	2,619
Interest rate derivatives	$225,000	$150,000
Loan level derivatives:
Receive fixed, pay variable	1,758,794	1,489,709
Pay fixed, receive variable	1,758,794	1,489,709
Risk participation-out agreements	513,561	393,624
Risk participation-in agreements	106,624	75,223
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	3,664	2,383
Sells foreign currency, buys U.S. currency	4,290	2,400

Capital Resources
As of September 30, 2023, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2023, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2023 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2023:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$979,999	10.24%	$430,664	4.50%	$669,921	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	989,749	8.96%	441,852	4.00%	441,852	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	989,749	10.35%	573,768	6.00%	812,837	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,183,982	12.38%	765,093	8.00%	1,004,185	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$579,269	10.47%	$248,969	4.50%	$387,286	7.00%	$359,623	6.50%
Tier 1 leverage capital ratio (2)	579,269	9.53%	243,135	4.00%	243,135	4.00%	303,919	5.00%
Tier 1 risk-based capital ratio (3)	579,269	10.47%	331,959	6.00%	470,276	8.50%	442,612	8.00%
Total risk-based capital ratio (4)	648,634	11.72%	442,754	8.00%	581,114	10.50%	553,442	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$275,116	10.21%	$121,256	4.50%	$188,620	7.00%	$175,147	6.50%
Tier 1 leverage capital ratio (2)	275,116	8.71%	126,345	4.00%	126,345	4.00%	157,931	5.00%
Tier 1 risk-based capital ratio (3)	275,116	10.21%	161,674	6.00%	229,039	8.50%	215,566	8.00%
Total risk-based capital ratio (4)	308,867	11.47%	215,426	8.00%	282,747	10.50%	269,282	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	179,974	13.41%	$60,394	4.50%	$93,946	7.00%	$87,236	6.50%
Tier 1 leverage capital ratio (2)	179,974	9.59%	$75,067	4.00%	$75,067	4.00%	$93,834	5.00%
Tier 1 risk-based capital ratio (3)	179,974	13.41%	$80,525	6.00%	$114,077	8.50%	$107,367	8.00%
Total risk-based capital ratio (4)	196,341	14.63%	$107,363	8.00%	$140,915	10.50%	$134,204	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2023.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2023, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2023		December 31, 2022
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$7,923	2.4%	$22,790	7.4%
Up 200 basis points ramp	6,558	2.0%	8,747	2.8%
Up 100 basis points ramp	3,603	1.1%	4,477	1.5%
Down 100 basis points ramp	(3,720)	(1.1)%	(6,160)	(2.0)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 2.4% as of September 30, 2023, compared to 7.4% as of December 31, 2022.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2023, the Company’s one-year cumulative gap was a negative $673.1 million, or 6.48% of total interest-earning assets, compared with a positive $9.3 million, or 0.11% of total interest-earning assets, at December 31, 2022.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2023	At December 31, 2022
Up 300 basis points	(8.25)%	0.30%
Up 200 basis points	(6.42)%	0.51%
Up 100 basis points	(2.33)%	0.83%
Down 100 basis points	0.76%	(2.95)%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2022 to September 30, 2023 due to wholesale funding balances, as well as a more inverted yield curve.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: November 6, 2023	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)