Form 10-K
period 2023-12-31
BROOKLINE BANCORP INC
filed 2024-02-27
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2023

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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on Nasdaq, was approximately $754.4 million.
As of February 27, 2024, there were 96,998,075 and 88,894,577 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2023 FORM 10-K

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, is the holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, PCSB Bank and its subsidiaries, and Clarendon Private, LLC (“Clarendon Private”). Brookline Securities Corp, previously a subsidiary of Brookline Bancorp, Inc., was dissolved in November 2023.
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
BankRI, headquartered in Providence, Rhode Island, has three direct subsidiaries, Acorn Insurance Agency, BRI Realty Corp., and BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., and operates 22 full-service banking offices in the Greater Providence, Rhode Island, area. Macrolease Corporation, previously a subsidiary of BankRI, was merged into Eastern Funding LLC in the second quarter of 2022.
On January 1, 2023, the Company completed its acquisition of PCSB Financial Corporation ("PCSB"), the parent company of PCSB Bank. PCSB Bank, headquartered in Yorktown Heights, New York, operates as a separate subsidiary of the Company. PCSB Bank has one wholly-owned subsidiary, UpCounty Realty Corp., and operates 14 banking offices throughout the Lower Hudson Valley of New York.
The Company, through Brookline Bank, BankRI and PCSB Bank (the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, and consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England and the Lower Hudson Valley in New York. Specialty lending activities, including equipment financing, are focused in the New York and New Jersey metropolitan area, with services offered throughout the United States. As full-service financial institutions, the Banks and their subsidiaries focus on the continued

addition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission (the "SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116, and its telephone number is 617-425-4600.
Overview of Results
The loan and lease portfolio increased $2.0 billion, or 26.1%, to $9.6 billion at December 31, 2023 from $7.6 billion at December 31, 2022. The Company's commercial loan portfolios, which totaled $8.2 billion, or 84.7% of total loans and leases, as of December 31, 2023, increased $1.7 billion, or 27.2%, from $6.4 billion, or 84.0% of total loans and leases, as of December 31, 2022, primarily driven by the acquisition of PCSB.
Total deposits increased $2.0 billion, or 31.1%, to $8.5 billion at December 31, 2023 from $6.5 billion as of December 31, 2022, primarily driven by the acquisition of PCSB. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 15.3% to $6.1 billion as of December 31, 2023 from $5.3 billion at December 31, 2022. The Company's core deposits were 71.3% of total deposits at December 31, 2023, a decrease from 81.0% at December 31, 2022.
The allowance for loan and lease losses increased $19.0 million, or 19.3%, to $117.5 million as of December 31, 2023 from $98.5 million as of December 31, 2022. The ratio of the allowance for loan and lease losses to total loans and leases was 1.22% as of December 31, 2023 compared to 1.29% as of December 31, 2022. Nonperforming assets as of December 31, 2023 were $45.3 million, up from $15.3 million at the end of 2022. Nonperforming assets were 0.40% and 0.17% of total assets as of December 31, 2023 and December 31, 2022, respectively.
Net interest income increased $39.9 million, or 13.3%, to $339.7 million in 2023 compared to $299.8 million in 2022. Net interest margin decreased 43 basis points to 3.24% in 2023 from 3.67% in 2022. Net income for 2023 decreased $34.7 million, or 31.7%, to $75.0 million from $109.7 million for 2022. Basic and fully diluted earnings per common share ("EPS") decreased to $0.85 for 2023 from $1.42 for 2022. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
The Company provides banking services in the Greater Boston, Massachusetts, Providence, Rhode Island, and New York, New York, metropolitan marketplaces, each of which is dominated by several large national banking institutions. The Company faces considerable competition from banking and non-banking organizations, including traditional banks, online banks, financial technology companies, wealth management companies and others, in its market area for all aspects of banking and related service activities. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and online access to accounts.
Market Area and Credit Risk Concentration
As of December 31, 2023, the Company, through its Banks, operated 65 full-service banking offices in Greater Boston, Massachusetts, Rhode Island and New York. The Banks' deposits are gathered from the general public, primarily in the communities in which the banking offices are located. Based on June 30, 2023, Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 68%, the three largest banks in Rhode Island have an aggregate deposit market share of approximately 68%, and the three largest banks in New York have an aggregate deposit market share of approximately 51%. The Banks' lending activities are concentrated primarily in the Greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire, other Rhode Island areas and the Lower Hudson Valley in New York. In addition, the Company, through Eastern Funding, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and loan-to-value ratios at origination; lending to seasoned real estate owners/managers, frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2023, the largest commercial real estate relationship in the Company's portfolio was $61.5 million.
Commercial loans and equipment leasing. Brookline Bank originates commercial loans and leases for working capital and other business-related purposes, and concentrate such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, on a nationwide basis. BankRI and PCSB Bank originate commercial loans and lines of credit for various business-related purposes, for businesses located primarily in Rhode Island and the Lower Hudson Valley of New York, respectively.
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, fitness centers and tow truck operators. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2023, the largest commercial relationship in the Company's portfolio was $65.9 million.
Consumer loans. Retail customers of Brookline Bank typically live and work in the Boston metropolitan area and eastern Massachusetts. Retail customers of BankRI typically live and work throughout Rhode Island. Retail customers of PCSB Bank typically live and work throughout New York. Our consumers value personalized service, local community knowledge and engagement and the choice between branch access and technology solutions. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2023, the largest consumer relationship in the Company's portfolio was $67.5 million.
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
Personnel and Human Capital Resources
As of December 31, 2023, the Company had 974 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
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

Access to Available Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the SEC. The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Press releases are also maintained on the Company's website. Additional information for Brookline Bank, BankRI, PCSB Bank, Eastern Funding, and Clarendon Private can be found at www.brooklinebank.com, www.bankri.com, www.pcsb.com, www.easternfunding.com, and www.clarendonprivate.com, respectively. Information on the Company's and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
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
Regulation of the Banks
Brookline Bank is subject to regulation, supervision and examination by the MDOB and the FRB. BankRI is subject to regulation, supervision and examination by the RIBD and the FRB. PCSB Bank is subject to regulation, supervision and examination by the NYDFS and the FRB. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance
Deposit obligations of the Banks are insured by the FDIC's Deposit Insurance Fund up to $250,000 per separately insured depositor for deposits held in the same right and capacity.
Deposit insurance premiums are based on assets. For the year ending December 31, 2023, the Banks' FDIC insurance assessments costs were approximately $7.8 million.
The FDIC has the authority to adjust deposit insurance assessment rates at any time. The FDIC is also required to recover losses to its Deposit Insurance Fund arising from the use of the systemic risk exception invoked on March 12, 2023. On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover such losses. Under the final rule, each insured depository institution’s assessment base for the special assessment is generally equal to estimated uninsured deposits as reported in the Call Report or FFIEC 002 as of December 31, 2022, after applying a $5 billion deduction.
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
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2023, none of the Banks had brokered deposits in excess of 10% of total assets.
Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
The Community Reinvestment Act
The Community Reinvestment Act (“CRA”) requires the FRB to evaluate each of the Banks with regard to their performance in helping to meet the credit needs of the communities each of the Banks serve, including low and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB's CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “satisfactory” rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of “satisfactory” on its most recent CRA examination. Massachusetts, Rhode Island and New York have adopted specific community reinvestment requirements which are substantially similar to those of the FRB. On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and service tests) with four new tests and associated performance metrics. The new CRA regulations will become effective on January 1, 2026.

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
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income for the prior year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. Further, under the FRB's capital rules, the Company's ability to pay dividends will be restricted if it does not maintain the required capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service. As of and for the year ending December 31, 2023, there were no such transactions.
Enhanced Prudential Supervision
None of the Banks currently have $10 billion or more of total consolidated assets, but it is possible that one of them may in the near future. In addition, with the merger of PCSB Financial Corporation with and into the Company effective January 1, 2023, the Banks, together with their affiliates, had assets exceeding $10 billion. The Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. The Banks are required to begin complying with the restrictions on interchange fees by July 1, 2024, which may negatively impact future payment network fees.
In addition, Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, does not apply to an insured depository institution if it, and every company that controls it, has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets. While each Bank had total consolidated assets of less than $10 billion as of December 31, 2023, the Company, which controls the Banks, has total consolidated assets in excess of $10 billion as of December 31, 2023. The Banks were subject to the Volcker Rule in 2023, and they remain subject to it now. However, we do not anticipate that becoming subject to the Volcker Rule will significantly impact the operations of the Company and the Banks.
Finally, Section 1025 of the Dodd-Frank Act provides that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion and any affiliate thereof. None of the Banks had, as of December 31, 2023, or has total assets of more than $10 billion.
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
Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury's Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2023, the Company did not have any transactions with sanctioned countries, nationals, and others.

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
The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics, future pandemics, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:
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
We primarily serve individuals and businesses located in the Greater Boston metropolitan area, eastern Massachusetts, Rhode Island, the Lower Hudson Valley in New York, and the Greater New York and New Jersey metropolitan area. Our success is largely dependent on local and regional economic conditions. Unlike other larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business. Recessionary economic conditions, increased unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to repay their loans, and could result in higher loan and lease losses and lower net income for us.
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
Inflation continued at elevated levels in 2023. Inflationary pressures, including the impact of recent increases in inflation, may remain elevated in 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs increase, which could adversely affect our results of operations and financial condition.
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, wealth management companies and others. These companies compete on the basis of, among other factors, size, quality and type of products and services offered, price, technology and reputation. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of customers and market share, and our business, results of operations and financial condition could suffer.
Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. The widespread adoption of new technologies, including payment systems, could require substantial expenditures to modify or adapt our existing products and services as the introduction of new or modified products and services can entail significant time and resources. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
Development of new products services and technologies may impose additional costs on us and may expose us to increased operational risk.
The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.
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
Our loan and lease portfolios include commercial real estate mortgage loans and commercial loans and leases, including equipment leases, which are generally riskier than other types of loans.
Our commercial real estate and commercial loan and lease portfolios, including equipment leases, currently comprise 84.7% of total loans and leases. Payments on loans secured by commercial real estate are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. The COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial real estate and commercial loans and leases, including equipment leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. For example, in 2023, inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments could significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.
The replacement of LIBOR may adversely affect our business, financial condition and results of operations.
LIBOR has been used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR was set based on interest rate information reported by certain banks, which stopped reporting such information after June 30, 2023 (although certain U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024). Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. The transition from LIBOR to another benchmark rate or rates, such as the Secured Overnight Financing Rate, or "SOFR", could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.
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
Potential deterioration in the performance or financial position of the Federal Home Loan Bank ("FHLB") of Boston and New York might restrict our funding needs and may adversely impact our financial condition and results of operations.
Significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, 2023, Signature Bank went into receivership. On March 12, 2023, the Secretary of the Treasury invoked the systemic risk exception to allow the FDIC to complete its resolution of both Silicon Valley Bank and Signature Bank in a manner that fully protected depositors.
Inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The FRB announced a program to provide loans to FDIC-insured depository institutions and certain U.S. branches and agencies of foreign banks secured by certain of such government securities to mitigate the risk of potential losses on the sale of such instruments. Currently new advances (with terms up to one year) under the program can only be made through March 11, 2024. There is no guarantee that the Secretary of the Treasury, FDIC and/or FRB, as applicable, will take such actions in the future in the event of the closure of other banks or financial institutions, that they would do so in a timely fashion or that such actions, if taken, would have their intended effect.
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
We are a legal entity that is separate and distinct from the Banks. Our revenue (on a parent company only basis) is derived primarily from dividends paid to us by the Banks. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Banks (including depositors), except to the extent that certain claims of ours in a creditor capacity may be recognized. It is possible, depending upon the financial condition of our subsidiary banks and other factors, that applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If one or more of our subsidiary banks is unable to pay dividends to us, we may not be able to service our debt or pay dividends on our common stock. Further, our ability to pay dividends on our common stock or service our debt could be restricted if we do not maintain a capital conservation buffer of common equity Tier 1 capital. A reduction or elimination of dividends could adversely affect the market price of our common stock and would adversely affect our business, financial condition, results of operations and prospects. See Item 1, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2023, goodwill and other identifiable intangible assets were $265.4 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2023. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.

Attractive acquisition opportunities may not be available to us in the future, which could limit the growth of our business.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
As a financial services company, we face cybersecurity risks and threats, and our customers, suppliers, and third-party service providers face cybersecurity risks and threats. As part of the operation of our business, the Company uses, stores, and processes data for our customers, employees, partners, and suppliers. A cybersecurity incident impacting any of these entities could materially adversely affect our operations, performance, or results of operations. In addition, as a financial services company we are subject to extensive regulatory compliance requirements, including those established by the FRB, MDOB, RIDBR, and NYDFS. To address these risks and regulatory requirements, the Company implemented a Cybersecurity Risk Management Program (the “Program”) that is designed to identify, assess and mitigate risks from cybersecurity threats to the data and our systems. The Program adheres to regulatory requirements and the tenets of the Federal Financial Institutions Examination Council (“FFIEC”) handbook and the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”).

Risk Management Oversight and Governance
Our Chief Information Security Officer (“CISO”), assisted by our Information Security team, has primary responsibility for assessing and managing the Program and reporting on cybersecurity matters to the Company’s Board of Directors and members of executive management. Our CISO has extensive experience managing information technology systems and information security systems, previously served as the Company’s Chief Information Officer, and holds the Certified Information Systems Security Professional (“CISSP”) and Certified Information Security Manager (“CISM”) certifications. Our CISO regularly updates members of executive management on developments surrounding cybersecurity. The CISO reports to the Risk Committee of the Board of Directors and provides regular reports to the Board of Directors and Risk Committee on emerging cybersecurity issues and the Company’s cybersecurity infrastructure.
Our Program is overseen by the Company’s Board of Directors, which has delegated certain responsibilities to the Audit Committee and the Risk Committee. The Chairs of the Audit Committee and Risk Committee, in turn, report to the Board of Directors a summary of the presentations they have received relative to the Program. The Board of Directors oversees management’s processes for identifying and mitigating risks, including cyber risks, to assist in the alignment of our risk exposure with our overall strategic business objectives. The Board of Directors has also engaged an experienced information security advisor to assist them with cybersecurity and data privacy oversight responsibilities. This advisor provides the Board of Directors with independent updates on external market cybersecurity threats and emerging risks on a regular basis.
The Risk Committee, Audit Committee, and the Board of Directors are active in understanding and evaluating cybersecurity risks. The Risk Committee receives and reviews a quarterly Enterprise Risk Management (“ERM”) report from the Chief Risk Officer that is the cumulation of a process that involves discussions with leaders across the Company and incorporates a number of enterprise risk factors, including those related to cybersecurity threats. The Audit Committee receives the results of internal and external penetration testing as well as any other audits applicable to the Company’s information security programs. The Audit Committee actively engages management in discussions surrounding the outcome of these audits.
At least annually, the Board of Directors receives a report from the CISO covering the Company’s information security program. This report includes a review of enhancements to the Company’s programs, a discussion of management’s actions to identify and detect threats and planned action steps in the event of an incident, and an overview of employee training and engagement efforts. In addition, separately, on at least an annual basis, the Board of Directors receives updates from the CISO on the Company’s Incident Response Plan, which outlines steps to be followed in the event of an incident including detection, mitigation, recovery, and notification (including notification to senior management, the Board of Directors, and functional business areas), and remediation.
Cybersecurity Risk Management Program
The Program is designed to identify, assess, manage, mitigate, and respond to cyber threats with the goal of preventing cybersecurity incidents to the extent feasible, while also increasing our system resilience to minimize business disruption in the event we experience a cyber event. Our program is structured to be nimble and adaptable to changes in cybersecurity threats over time and to respond to emerging threats in a timely and efficient manner. Our Program consists of a layered cybersecurity approach and is incorporated into our overall ERM program.
Our Information Security team, led by our CISO, is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. The Information Security team works collaboratively across the Company to understand the potential impacts of a cybersecurity incident and prioritize mitigation and other measures based on, among other things, the materiality to our business. The Information Security team has established processes designed to monitor threats in the cybersecurity landscape which include interacting with intelligence networks, working with researchers, discussions with peers at other companies, monitoring social media, reviewing government alerts and other news items and attending industry specific security conferences and trainings. The team regularly monitors our internal network and customer-facing network to identify any security issues. In addition, the Company augments the team’s monitoring via the engagement of external vendors who provide continuous threat monitoring services of the Company’s environment.
As part of our assessment of the risks to our Company, the Information Security team conducts annual cybersecurity risk assessments to evaluate the inherent risk of our applications and the strength of our controls, and identify the residual risk for each application. In addition, we conduct regular reviews and testing of critical network and application systems to monitor their security. We have adopted internal Company-wide Information Technology and Information Security policies which are reviewed and updated annually and approved by our Board of Directors. Our employees and the Board of Directors attend annual trainings that are designed to raise awareness about cybersecurity threats, reduce our vulnerability, and encourage consideration of cybersecurity threats across the Company. Additional trainings are required for employees in certain roles; these additional trainings are tailored to the employees’ specific duties.

We regularly review and update our investments in information technology security to identify and protect critical assets, provide monitoring and alerts, and, as needed, engage third-party experts. To assess the effectiveness of our Program, we have engaged consultants to conduct penetration testing and other vulnerability assessments. Additionally, our Internal Audit department and external auditors conduct assessments of different systems to provide the Audit Committee with information on our risk management processes, including cybersecurity risk management. We also test our defenses internally and conduct regular cybersecurity simulations and tabletop exercises with members of executive management present. These tests and assessments provide useful insights into the strengths and weaknesses of our cybersecurity framework.
Our cybersecurity framework is designed to protect our customers, employees, investors, and our intellectual property. Before purchasing third-party technology or other solutions that could expose the Company’s assets and electronic information, our Information Security and Information Technology teams complete security reviews on the vendors. We also conduct ongoing reviews of cybersecurity risks associated with our third-party service providers. As part of the Company’s Vendor Management Program, annual reviews are conducted for certain third-party vendors. Members of our Information Security team work with our Vendor Management team to review System and Organization Controls (“SOC”) 1 or SOC 2 reports. In the event a third-party vendor is unable to provide either a SOC 1 or SOC 2 report, this group conducts additional reviews to assess the cybersecurity preparedness of the specific vendor. This assessment of the risks associated with the use of third-party service providers is part of our overall vendor management and cybersecurity risk management framework.
Our Company faces a number of cybersecurity risks in connection with the operation of our business which could have a material adverse effect on our business financial condition, results of operations, cash flows, or reputation. Although, to date, such risks have not materially affected us, we have, from time to time, experienced threats and breaches to our data and systems. For more information about the cybersecurity risks we face, see the risk factors entitled “We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.” and “We rely on other companies to provide key components of our business infrastructure.” in Item 1A- Risk Factors.
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
Brookline Bank conducts its business from 29 banking offices, six of which are owned, 22 of which are leased, and one of which is subleased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has two additional lending offices and one remote ATM location, all of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York, in Melville, New York, and in Plainview, New York.
BankRI conducts its business from 22 banking offices, six of which are owned and 16 of which are leased. BankRI's main banking office is leased and located in Providence, Rhode Island. BankRI also has two remote ATM locations, all of which are leased.
PCSB Bank conducts its business from 14 banking offices, four of which are owned and 10 of which are leased. PCSB bank's main banking office is leased and located in Yorktown Heights, New York.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2023.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2023, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The common stock of the Company is traded on Nasdaq under the symbol BRKL. The number of registered holders of common stock as of February 27, 2024 was 2,693. The Company currently pays quarterly cash dividends in the amount of $0.135 per share. The Company expects comparable cash dividends will be paid in the future.
Equity Compensation Plan Information
Refer to Note 20, "Employee Benefit Plans" for a discussion of the Company's equity compensation plans.
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the S&P 500 Index, the Russell 2000 Index and the KBW Regional Banking Index. Index values are as of December 31 of each of the indicated years.

	At December 31,
Index	2018	2019	2020	2021	2022	2023
Brookline Bancorp, Inc.	100.00	122.59	93.59	129.84	117.57	95.86
Russell 2000 Index	100.00	125.52	150.55	172.80	137.36	160.62
KBW Regional Banking Index	100.00	123.87	113.11	154.43	143.71	143.14
S&P 500 Index	100.00	131.49	155.67	200.31	163.91	207.08

The graph assumes $100 invested on December 31, 2018 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the KBW Regional Banking Index. The graph also assumes reinvestment of all dividends.
(b)Not applicable.
(c)    Not applicable.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); PCSB Bank and its subsidiaries; and Clarendon Private, LLC. Brookline Securities Corp, previously a subsidiary of Brookline Bancorp, Inc., was dissolved in November 2023.
As a commercially-focused financial institution with 65 full-service banking offices throughout Greater Boston, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank (collectively referred to as the "Banks') offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 29% of which is in the greater New York and New Jersey metropolitan area and 71% of which is in other areas in the United States of America as of December 31, 2023. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The competition for loans and leases and deposits remains strong. Loan and deposit growth are also influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (the "FRB"). Based on management's scenario analysis of deposit sensitivity to the current rate environment and customer's demand for non-depository investment alternatives, management expects that there will be further deposit mix migration and increased deposit sensitivity to interest rates which will negatively impact net interest income and net interest margin.
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

	At or for the year ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$11,382,256	$9,185,836	$8,602,622	$8,942,424	$7,856,853
Total loans and leases	9,641,589	7,644,388	7,154,457	7,269,553	6,737,816
Allowance for loan and lease losses (6)	117,522	98,482	99,084	114,379	61,082
Allowance for investment security losses	441	102	—	—	—
Investment securities available-for-sale	916,601	656,766	720,866	745,822	498,995
Investment securities held-to-maturity	—	—	—	—	86,780
Equity securities held-for-trading	—	—	—	526	3,581
Goodwill and identified intangible assets	265,429	162,208	162,703	163,579	164,850
Total deposits	8,548,125	6,522,146	7,049,906	6,910,696	5,830,072
Core deposits (1)	6,092,097	5,283,859	5,766,669	4,826,789	3,808,430
Certificates of deposit	1,574,855	928,143	1,117,695	1,389,998	1,671,738
Brokered deposits	881,173	310,144	165,542	693,909	349,904
Total borrowed funds	1,376,670	1,432,652	357,321	820,247	902,749
Stockholders' equity	1,198,644	992,125	995,342	941,778	945,606
Tangible stockholders' equity (*)	933,215	829,917	832,639	778,199	780,756
Nonperforming loans and leases (2)	43,630	14,894	32,459	38,448	19,461
Nonperforming assets (3)	45,324	15,302	33,177	44,963	22,092
EARNINGS DATA
Interest and dividend income	$577,287	$345,186	$311,529	$326,817	$347,626
Interest expense	237,576	45,415	29,156	66,654	94,326
Net interest income	339,711	299,771	282,373	260,163	253,300
Provision (credit) for credit losses on loans	37,868	8,525	(7,837)	61,886	9,583
Provision (credit) for credit losses on investments	339	102	—	—	—
Non-interest income	31,934	28,347	26,989	24,644	29,793
Non-interest expense	239,524	179,542	162,608	160,844	157,481
Provision for income taxes	18,915	30,205	39,151	14,442	28,269
Net income	74,999	109,744	115,440	47,635	87,717
Operating earnings (*)	92,928	111,255	115,468	46,124	88,184
PER COMMON SHARE DATA
Earnings per share - Basic	$0.85	$1.42	$1.48	$0.60	$1.10
Earnings per share - Diluted	0.85	1.42	1.48	0.60	1.10
Operating earnings per share (*)	1.05	1.44	1.48	0.58	1.10
Dividends paid per common share	0.540	0.520	0.480	0.460	0.440
Book value per share (end of period)	13.48	12.91	12.82	12.05	11.87
Tangible book value per share (*)	10.50	10.80	10.73	9.96	9.80
Stock price (end of period)	10.91	14.15	16.19	12.04	16.46
PERFORMANCE RATIOS
Net interest margin	3.24%	3.67%	3.49%	3.17%	3.51%
Return on average assets	0.67%	1.27%	1.36%	0.55%	1.15%

	At or for the year ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Operating return on average assets (*)	0.83%	1.29%	1.36%	0.53%	1.15%
Return on average tangible assets (*)	0.69%	1.30%	1.38%	0.56%	1.17%
Operating return on average tangible assets (*)	0.85%	1.32%	1.38%	0.54%	1.17%
Return on average stockholders' equity	6.42%	11.15%	11.93%	5.09%	9.56%
Operating return on average stockholders' equity (*)	7.95%	11.30%	11.93%	4.93%	9.61%
Return on average tangible stockholders' equity (*)	8.36%	13.35%	14.35%	6.17%	11.67%
Operating return on average tangible stockholders' equity (*)	10.36%	13.53%	14.35%	5.97%	11.73%
Dividend payout ratio (*)	63.90%	36.52%	32.45%	76.41%	40.03%
Efficiency ratio (4)	64.45%	54.72%	52.56%	56.47%	55.63%
GROWTH RATIOS
Total loan and lease growth (5)	26.13%	6.85%	(1.58)%	7.89%	6.89%
Total deposit growth (5)	31.06%	(7.49)%	2.01%	18.54%	6.89%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.21%	0.05%	0.08%	0.18%	0.11%
Nonperforming loans and lease losses as a percentage of total loans and leases	0.45%	0.19%	0.45%	0.53%	0.29%
Nonperforming assets as a percentage of total assets	0.40%	0.17%	0.39%	0.50%	0.28%
Total allowance for loan and leases losses as a percentage of total loans and leases	1.22%	1.29%	1.38%	1.57%	0.91%
CAPITAL RATIOS
Stockholders' equity to total assets	10.53%	10.80%	11.57%	10.53%	12.04%
Tangible equity ratio (*)	8.39%	9.20%	9.87%	8.86%	10.15%
Tier 1 leverage capital ratio	9.02%	10.26%	10.15%	8.92%	10.28%
Common equity Tier 1 capital ratio (**)	10.25%	12.05%	11.86%	11.04%	11.44%
Tier 1 risk-based capital ratio	10.35%	12.18%	11.99%	11.18%	11.58%
Total risk-based capital ratio	12.37%	14.44%	14.30%	13.51%	13.59%
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

Executive Overview
Balance Sheet
Total assets increased $2.2 billion, or 23.9%, to $11.4 billion as of December 31, 2023 from $9.2 billion as of December 31, 2022. The increase was primarily driven by the acquisition of PCSB.
Cash and cash equivalents decreased $249.9 million, or 65.3%, to $133.0 million as of December 31, 2023 from $383.0 million as of December 31, 2022.

Total loans and leases increased $2.0 billion, or 26.1%, to $9.6 billion as of December 31, 2023 from $7.6 billion as of December 31, 2022. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $8.2 billion, or 84.7% of total loans and leases as of December 31, 2023, an increase of $1.7 billion, or 27.2%, from $6.4 billion, or 84.0% of total loans and leases, as of December 31, 2022.
Total deposits increased $2.0 billion, or 31.1%, to $8.5 billion as of December 31, 2023 from $6.5 billion as of December 31, 2022, primarily driven by the completion of the PCSB acquisition. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.1 billion, or 71.3% of total deposits as of December 31, 2023, an increase of $0.8 billion, or 15.3%, from $5.3 billion, or 81.0% of total deposits as of December 31, 2022. Certificate of deposit balances totaled $1.6 billion, or 18.4% of total deposits as of December 31, 2023, an increase of $0.6 billion, or 69.7%, from $0.9 billion, or 14.2% of total deposits, as of December 31, 2022. Brokered deposit balances totaled $0.9 billion, or 10.3% of total deposits as of December 31, 2023, an increase of $0.6 billion, or 184.1%, from $0.3 billion, or 4.8% of total deposits, as of December 31, 2022.
Total borrowed funds decreased $56.0 million, or 3.9%, to $1.38 billion as of December 31, 2023 from $1.43 billion as of December 31, 2022.
Asset Quality
Nonperforming assets as of December 31, 2023 totaled $45.3 million, or 0.40% of total assets, compared to $15.3 million, or 0.17% of total assets, as of December 31, 2022. Net charge-offs for the year ended December 31, 2023 were $19.7 million, or 0.21% of average loans and leases, compared to $3.3 million, or 0.05% of average loans and leases, for the year ended December 31, 2022. The increase of $30.0 million in nonperforming assets was primarily driven by increases of $19.0 million in nonperforming commercial real estate loans, $5.4 million in nonperforming equipment financing loans, $3.4 million in nonperforming commercial loans, and $1.6 million in nonperforming residential loans during the year ended December 31, 2023.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.22% as of December 31, 2023, compared to 1.29% as of December 31, 2022.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 269.36% as of December 31, 2023, compared to 661.22% as of December 31, 2022.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.25% as of December 31, 2023, compared to 12.05% as of December 31, 2022. The Company's Tier 1 leverage ratio was 9.02% as of December 31, 2023, compared to 10.26% as of December 31, 2022. As of December 31, 2023, the Company's Tier 1 risk-based ratio was 10.35%, compared to 12.18% as of December 31, 2022. The Company's total risk-based ratio was 12.37% as of December 31, 2023, compared to 14.44% as of December 31, 2022.
The Company's ratio of stockholders' equity to total assets was 10.53% and 10.80% as of December 31, 2023 and December 31, 2022, respectively. The Company's tangible equity ratio was 8.39% and 9.20% as of December 31, 2023 and December 31, 2022, respectively.
Net Income
For the year ended December 31, 2023, the Company reported net income of $75.0 million, or $0.85 per basic and diluted share, a decrease of $34.7 million, or 31.7%, from $109.7 million, or $1.42 per basic and diluted share for the year ended December 31, 2022. The decrease in net income is primarily the result of an increase in non-interest expense of $60.0 million and an increase in the provision for credit losses of $29.3 million which includes $16.7 million attributable to the closing of the PCSB Bank acquisition, partially offset by an increase in net interest income of $39.9 million, a decrease in the provision for income taxes of $11.3 million, and an increase in non-interest income of $3.6 million.
The return on average assets was 0.67% for the year ended December 31, 2023, compared to 1.27% for the year ended December 31, 2022. The return on average stockholders' equity was 6.42% for the year ended December 31, 2023, compared to 11.15% for the year ended December 31, 2022.
The net interest margin was 3.24% for the year ended December 31, 2023, down from 3.67% for the year ended December 31, 2022. The decrease in the net interest margin is a result of an increase of 218 basis points in the Company's cost of funds to 3.00% in 2023 from 0.82% in 2022, partially offset by an increase in the yield on interest-earning assets of 128 basis points to 5.50% in 2023 from 4.22% in 2022.

Results for 2023 included a provision for credit losses of $37.9 million, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $3.6 million to $31.9 million for the year ended December 31, 2023 from $28.3 million for the year ended December 31, 2022. Several factors contributed to the year over year increase, including increases of $3.6 million in other non-interest income, $1.4 million in gain on sales of investment securities, net, and $0.7 million in deposit fees, partially offset by decreases of $1.6 million in gain on sales of loans and leases, $0.4 million in loan level derivative income, net., and $0.2 million in loan fees.
Non-interest expense increased $60.0 million to $239.5 million for the year ended December 31, 2023 from $179.5 million for the year ended December 31, 2022, primarily driven the completion of the PCSB acquisition. The increase was largely attributable to increases of $25.4 million in compensation and employee benefits expense, $7.3 million in amortization of identified intangible assets, $6.2 million in equipment and data processing expense, $5.2 million in merger and acquisition expense, $5.1 million in other non-interest expense, $4.7 million in FDIC insurance expense, $4.2 million in occupancy expense, and $2.2 million in professional services expense, partially offset by a decrease of $0.3 million in advertising and marketing expense.
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
As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company updated its critical accounting policy for the allowance for credit losses. The updates in this standard replace the incurred loss impairment GAAP methodology with the Current Expected Credit Losses ("CECL") methodology. The CECL methodology incorporates current condition, and "reasonable and supportable" forecasts, as well as prepayments, to estimate credit losses over the life of the loan.
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
In accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated market capitalization to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2023. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within the notes to the consolidated financial statements.
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
Business Combinations
Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans and leases, core deposit intangibles and time deposits. The excess of the cost of acquisition over these fair values is recognized as goodwill. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the acquisition of PCSB can be found in Note 2 "Acquisitions" within the notes to the consolidated financial statements.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings (“TDRs”) and also the disclosure of gross writeoff information included in required vintage disclosures. The Company adopted ASU 2022-02 as of January 1, 2023. The enhanced disclosure requirements provided for by ASU 2022-02 were adopted on a prospective basis. Reporting periods prior to the adoption of ASU 2022-02 are presented in accordance with the applicable GAAP. The adoption did not have a material impact on the Company’s consolidated financial statements. Additional details can be found in Note 7, "Allowance for Credit Losses".
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
Operating Earnings
Operating earnings exclude the after-tax impact of securities gains, the day 1 CECL provision and merger and acquisition expense. By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.

The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$74,999	$109,744	$115,440	$47,635	$87,717
Less:
Security (losses) gains (after-tax)	1,361	252	(28)	1,511	384
Add:
Day 1 PCSB CECL provision (after tax)	13,372	—	—	—	—
Merger and acquisition expense (after-tax) (1)	5,918	1,763	—	—	851
Operating earnings	$92,928	$111,255	$115,468	$46,124	$88,184

Earnings per share, as reported	$0.85	$1.42	$1.48	$0.60	$1.10
Less:
Security gains (after-tax)	0.02	—	—	0.02	—
Add:
Day 1 PCSB CECL provision (after tax)	0.15	—	—	—	—
Merger and acquisition expense (after-tax) (1)	0.07	0.02	—	—	—
Operating earnings per share	$1.05	$1.44	$1.48	$0.58	$1.10
_________________________________________________________________________
(1) Merger and acquisition expense related to the purchase of the remaining minority interest of Eastern Funding in the first quarter of 2019 and the acquisition of PCSB in the first quarter of 2023.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Operating earnings	$92,928	$111,255	$115,468	$46,124	$88,184

Average total assets	$11,214,371	$8,623,403	$8,518,200	$8,683,569	$7,654,634
Less: Average goodwill and average identified intangible assets, net	270,637	162,447	163,122	164,227	165,697
Average tangible assets	$10,943,734	$8,460,956	$8,355,078	$8,519,342	$7,488,937

Return on average assets	0.67%	1.27%	1.36%	0.55%	1.15%
Less:
Security gains (after-tax)	0.01%	—%	—%	0.02%	0.01%
Add:
Day 1 PCSB CECL provision (after tax)	0.12%	—%	—%	—%	—%
Merger and acquisition expense (after-tax)	0.05%	0.02%	—%	—%	0.01%
Operating return on average assets	0.83%	1.29%	1.36%	0.53%	1.15%

Return on average tangible assets	0.69%	1.30%	1.38%	0.56%	1.17%
Less:
Security gains (after-tax)	0.01%	—%	—%	0.02%	0.01%
Add:
Day 1 PCSB CECL provision (after tax)	0.12%	—%	—%	—%	—%
Merger and acquisition expense (after-tax)	0.05%	0.02%	—%	—%	0.01%
Operating return on average tangible assets	0.85%	1.32%	1.38%	0.54%	1.17%

Average total stockholders' equity	$1,168,106	$984,237	$967,538	$936,075	$917,286
Less: Average goodwill and average identified intangible assets, net	270,637	162,447	163,122	164,227	165,697
Average tangible stockholders' equity	$897,469	$821,790	$804,416	$771,848	$751,589

Return on average stockholders' equity	6.42%	11.15%	11.93%	5.09%	9.56%
Less:
Security gains (after-tax)	0.12%	0.03%	—%	0.16%	0.04%
Add:
Day 1 PCSB CECL provision (after tax)	1.14%	—%	—%	—%	—%
Merger and acquisition expense (after-tax)	0.51%	0.18%	—%	—%	0.09%
Operating return on average stockholders' equity	7.95%	11.30%	11.93%	4.93%	9.61%

Return on average tangible stockholders' equity	8.36%	13.35%	14.35%	6.17%	11.67%
Less:
Security gains (after-tax)	0.15%	0.03%	—%	0.20%	0.05%
Add:
Day 1 PCSB CECL provision (after tax)	1.49%	—%	—%	—%	—%
Merger and acquisition expense (after-tax)	0.66%	0.21%	—%	—%	0.11%
Operating return on average tangible stockholders' equity	10.36%	13.53%	14.35%	5.97%	11.73%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Net income, as reported	$74,999	$109,744	$115,440	$47,635	$87,717

Average total assets	$11,214,371	$8,623,403	$8,518,200	$8,683,569	$7,654,634
Less: Average goodwill and average identified intangible assets, net	270,637	162,447	163,122	164,227	165,697
Average tangible assets	$10,943,734	$8,460,956	$8,355,078	$8,519,342	$7,488,937

Return on average tangible assets	0.69%	1.30%	1.38%	0.56%	1.17%

Average total stockholders' equity	$1,168,106	$984,237	$967,538	$936,075	$917,286
Less: Average goodwill and average identified intangible assets, net	270,637	162,447	163,122	164,227	165,697
Average tangible stockholders' equity	$897,469	$821,790	$804,416	$771,848	$751,589

Return on average tangible stockholders' equity	8.36%	13.35%	14.35%	6.17%	11.67%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Total stockholders' equity	$1,198,644	$992,125	$995,342	$941,778	$945,606
Less: Goodwill and identified intangible assets, net	265,429	162,208	162,703	163,579	164,850
Tangible stockholders' equity	$933,215	$829,917	$832,639	$778,199	$780,756

Total assets	$11,382,256	$9,185,836	$8,602,622	$8,942,424	$7,856,853
Less: Goodwill and identified intangible assets, net	265,429	162,208	162,703	163,579	164,850
Tangible assets	$11,116,827	$9,023,628	$8,439,919	$8,778,845	$7,692,003

Tangible equity ratio	8.39%	9.20%	9.87%	8.86%	10.15%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Tangible stockholders' equity	$933,215	$829,917	$832,639	$778,199	$780,756

Common shares issued	96,998,075	85,177,172	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,354,399	7,731,445	7,037,464	6,525,783	5,003,127
Unallocated ESOP	—	—	24,660	51,114	79,548
Unvested restricted stock	749,099	601,495	500,098	458,800	406,450
Common shares outstanding	88,894,577	76,844,232	77,614,950	78,141,475	79,688,047

Tangible book value per share	$10.50	$10.80	$10.73	$9.96	$9.80

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Dividends paid	$47,926	$40,077	$37,463	$36,396	$35,110

Net income, as reported	$74,999	$109,744	$115,440	$47,635	$87,717

Dividend payout ratio	63.90%	36.52%	32.45%	76.41%	40.03%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At December 31,
	2023		2022		2021		2020		2019
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$4,047,288	42.0%	$3,046,746	39.9%	$2,842,791	39.6%	$2,578,773	35.4%	$2,491,011	37.0%
Multi-family mortgage	1,415,191	14.7%	1,150,597	15.1%	1,099,818	15.4%	1,013,432	13.9%	932,163	13.8%
Construction	302,050	3.1%	206,805	2.7%	160,431	2.2%	231,621	3.2%	246,048	3.7%
Total commercial real estate loans	5,764,529	59.8%	4,404,148	57.7%	4,103,040	57.2%	3,823,826	52.5%	3,669,222	54.5%
Commercial loans and leases:
Commercial	984,441	10.2%	752,948	9.9%	666,677	10.3%	642,452	15.6%	729,502	10.8%
Equipment financing	1,370,648	14.2%	1,216,585	15.9%	1,105,611	15.5%	1,092,461	15.0%	1,052,408	15.6%
Condominium association	44,579	0.5%	46,966	0.6%	47,137	0.7%	50,770	0.7%	56,838	0.8%
Total commercial loans and leases	2,399,668	24.9%	2,016,499	26.4%	1,887,136	26.5%	2,274,899	31.3%	1,838,748	27.2%
Consumer loans:
Residential mortgage	1,082,804	11.2%	844,614	11.0%	799,737	11.2%	791,317	10.9%	814,245	12.1%
Home equity	344,182	3.6%	322,622	4.2%	324,156	4.5%	346,652	4.8%	376,819	5.6%
Other consumer	50,406	0.5%	56,505	0.7%	40,388	0.6%	32,859	0.5%	38,782	0.6%
Total consumer loans	1,477,392	15.3%	1,223,741	15.9%	1,164,281	16.3%	1,170,828	16.2%	1,229,846	18.3%
Total loans and leases	9,641,589	100.0%	7,644,388	100.0%	7,154,457	100.0%	7,269,553	100.0%	6,737,816	100.0%
Allowance for loan and lease losses	(117,522)		(98,482)		(99,084)		(114,379)		(61,082)
Net loans and leases	$9,524,067		$7,545,906		$7,055,373		$7,155,174		$6,676,734
The following table sets forth the growth in the Company’s loan and lease portfolios during the year ending December 31, 2023:

	At December 31, 2023	At December 31, 2022	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,764,529	$4,404,148	$1,360,381	30.9%
Commercial	2,399,668	2,016,499	383,169	19.0%
Consumer	1,477,392	1,223,741	253,651	20.7%
Total loans and leases	$9,641,589	$7,644,388	$1,997,201	26.1%
Total core loans and leases	$9,641,589	$7,644,131	$1,997,458	26.1%

The following table presents the maturity distribution of the Company's loan portfolio as of December 31, 2023.

	At December 31, 2023
	1 Year or Less	After 1-5 Years	After 5-15 Years	After 15 Years	Total
	(Dollars in Thousands)
Commercial real estate	$2,136,221	$2,690,355	$929,177	$8,776	$5,764,529
Commercial	452,905	1,383,267	504,184	59,312	2,399,668
Consumer	270,343	233,372	219,442	754,235	1,477,392
Total	$2,859,469	$4,306,994	$1,652,803	$822,323	$9,641,589
The following table presents the distribution of the Company's loans that were due after one year between fixed and variable interest rates as of December 31, 2023.

	At December 31, 2023
	Fixed	Variable	Total
	(Dollars in Thousands)
Commercial real estate	$1,735,003	$1,893,305	$3,628,308
Commercial	1,188,281	758,482	1,946,763
Consumer	674,915	532,134	1,207,049
Total	$3,598,199	$3,183,921	$6,782,120
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
The Company's current policy is that the total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Credit Committee, a committee of the Company's Board of Directors. As of December 31, 2023, there were four borrowers with commitments over $60.0 million. The total of those commitments was $259.5 million or 2.2% of total loans and commitments as of December 31, 2023. As of December 31, 2022, there were three borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $208.5 million, or 2.2% of total loans and commitments, as of December 31, 2022.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 59.8% of total loans and leases outstanding as of December 31, 2023.
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
The commercial real estate portfolio was composed primarily of loans secured by multi-family buildings ($1.3 billion), office buildings ($876.4 million), retail stores ($960.2 million), industrial properties ($765.2 million), mixed-use properties ($507.0 million), lodging services ($203.4 million) and food services ($77.9 million) as of December 31, 2023. As of that date, approximately 78.2% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 16.5% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of December 31, 2023.

	At December 31, 2023
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	23.33%	23.33%
Office buildings	1.30%	13.90%	15.20%
Retail stores	1.95%	14.71%	16.66%
Industrial properties	2.66%	10.61%	13.27%
Mixed-use properties	0.70%	8.09%	8.79%
Lodging services	0.14%	3.39%	3.53%
Food Services	0.80%	0.55%	1.35%
Other	9.65%	8.22%	17.87%
Total	17.20%	82.80%	100.00%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of December 31, 2023.

	At December 31, 2023
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.55%	66.66%	78.21%
New York	3.20%	13.26%	16.46%
Other	2.87%	2.46%	5.33%
Total	17.62%	82.38%	100.00%
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans representing 24.9% of total loans outstanding as of December 31, 2023.
The commercial loan and lease portfolio is composed primarily of loans in the following sectors: small businesses ($852.6 million), transportation services ($368.4 million), food services ($238.7 million), recreation services ($142.6 million), rental and leasing services ($68.3 million), manufacturing ($139.7 million), and retail ($149.4 million) as of December 31, 2023.
The Company provides commercial banking services to companies in its market area. Approximately 39.6% of the commercial loans outstanding as of December 31, 2023 were made to borrowers located in New England; primarily in the Greater Boston and Greater Providence markets. The remaining 60.4% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 11.0% of the commercial loans outstanding were made by the equipment financing divisions to borrowers located in the State of New York. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans representing, 15.3% of total loans outstanding as of December 31, 2023. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.

The Company originates adjustable and fixed rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2023, other consumer loans equaled $50.4 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2023, the Company had $128.0 million of total assets that were designated as criticized. This compares to $108.2 million of assets designated as criticized as of December 31, 2022. The increase of $19.8 million in criticized assets was primarily driven by $11.9 million in equipment financing loans, $8.4 million in commercial real estate loans, and $3.4 million in construction loans becoming criticized during the year ended December 31, 2023. This was partially offset by $4.6 million in multi-family loans being paid off during the year ending December 31, 2023.
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
As of December 31, 2023, the Company had nonperforming assets of $45.3 million, representing 0.40% of total assets, compared to nonperforming assets of $15.3 million, or 0.17% of total assets as of December 31, 2022. The increase of $30.0 million was primarily driven by increases of $19.0 million in nonperforming commercial real estate loans, $5.4 million in nonperforming equipment financing loans, $3.4 million in nonperforming commercial loans, and $1.6 million in nonperforming residential loans during the year ended December 31, 2023.
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
Past Due and Accruing
As of December 31, 2023 and December 31, 2022, the Company had minimal loans and leases greater than 90 days past due and accruing.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$19,608	$607	$10,848	$3,300	$2,845
Multi-family mortgage	—	—	—	—	84
Construction	—	707	—	3,853	—
Total commercial real estate loans	19,608	1,314	10,848	7,153	2,929

Commercial	3,886	464	2,318	7,702	4,909
Equipment financing	14,984	9,653	15,014	16,757	9,822
Condominium association	—	58	84	112	151
Total commercial loans and leases	18,870	10,175	17,416	24,571	14,882

Residential mortgage	4,292	2,680	3,909	5,587	753
Home equity	860	723	285	1,136	896
Other consumer	—	2	1	1	1
Total consumer loans	5,152	3,405	4,195	6,724	1,650

Total nonaccrual loans and leases	43,630	14,894	32,459	38,448	19,461

Other real estate owned	780	—	—	5,415	—
Other repossessed assets	914	408	718	1,100	2,631
Total nonperforming assets	$45,324	$15,302	$33,177	$44,963	$22,092

Loans and leases past due greater than 90 days and accruing	$228	$33	$1	$11,975	$10,109
Total delinquent loans and leases 61-90 days past due	5,300	2,218	6,081	16,129	4,978
Restructured loans and leases not included in nonperforming assets	—	16,385	12,580	11,483	17,076

Total nonaccrual loans and leases as a percentage of total loans and leases	0.45%	0.19%	0.45%	0.53%	0.29%
Total nonperforming assets as a percentage of total assets	0.40%	0.17%	0.39%	0.50%	0.28%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.05%	0.03%	0.08%	0.22%	0.07%
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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For December 31, 2023, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loans and lease losses by portfolio category for the years ended December 31, 2023, 2022, 2021, 2020, and 2019, respectively.

	Year Ended December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	(1,204)	(19,990)	(41)	(21,235)
Recoveries	132	1,406	34	1,572
Provision (credit) for loan and lease losses	14,328	21,537	2,838	38,703
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522

Total loans and leases	$5,764,529	$2,399,668	$1,477,392	$9,641,589
Total allowance for loan and lease losses as a percentage of total loans and leases	1.41%	1.23%	0.44%	1.22%

	Year Ended December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(5,068)	(28)	(5,133)
Recoveries	24	1,725	64	1,813
Provision (credit) for loan and lease losses	(1,046)	2,892	872	2,718
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482

Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388
Total allowance for loan and lease losses as a percentage of total loans and leases	1.55%	1.32%	0.30%	1.29%

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
Provision (credit) for loan and lease losses	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457
Allowance for loan and lease losses as a percentage of total loans and leases	1.69%	1.43%	0.24%	1.38%

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision (credit) for loan and lease losses	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553
Allowance for loan and lease losses as a percentage of total loans and leases	2.10%	1.30%	0.41%	1.57%

	Year Ended December 31, 2019
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2018	$28,187	$25,283	$5,222	$58,692
Charge-offs	—	(8,911)	(127)	(9,038)
Recoveries	—	1,688	179	1,867
Provision (credit) for loan and lease losses	2,098	6,766	697	9,561
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082

Total loans and leases	$3,669,222	$1,838,748	$1,229,846	$6,737,816
Allowance for loan and lease losses as a percentage of total loans and leases	0.83%	1.35%	0.49%	0.91%
At December 31, 2023, the allowance for loan and lease losses increased to $117.5 million, or 1.22% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $98.5 million, or 1.29% of total loans and leases outstanding, as of December 31, 2022.
Net charge-offs in the loans and leases portfolio for the years ending December 31, 2023 and 2022 were $19.7 million and $3.3 million, respectively. The $16.4 million increase in net charge-offs was primarily driven by net charge-off increases of $13.1 million in commercial loans, $2.2 million in equipment financing loans, and $1.1 million in commercial real estate loans.
Management believes that the allowance for loan and lease losses as of December 31, 2023 is appropriate based on the facts and circumstances discussed further below.

The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2023			2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$53,633	45.7%	42.0%	$44,536	45.3%	39.9%	$44,843	45.3%	39.6%
Multi-family mortgage	16,626	14.1%	14.7%	16,885	17.1%	15.1%	17,474	17.6%	15.4%
Construction	11,151	9.5%	3.1%	6,733	6.8%	2.7%	6,896	7.0%	2.2%
Total commercial real estate loans	81,410	69.3%	59.8%	68,154	69.2%	57.7%	69,213	69.9%	57.2%
Commercial	15,527	13.2%	10.2%	12,190	12.4%	9.9%	9,068	9.2%	10.3%
Equipment financing	13,869	11.8%	14.2%	14,315	14.5%	15.9%	17,907	18.0%	15.5%
Condominium association	161	0.1%	0.5%	99	0.1%	0.6%	80	0.1%	0.7%
Total commercial loans and leases	29,557	25.1%	24.9%	26,604	27.0%	26.4%	27,055	27.3%	26.5%
Residential mortgage	3,669	3.2%	11.2%	1,894	1.9%	11.0%	1,297	1.3%	11.2%
Home equity	2,255	1.9%	3.6%	1,478	1.5%	4.2%	1,335	1.3%	4.5%
Other consumer	631	0.5%	0.5%	352	0.4%	0.7%	184	0.2%	0.6%
Total consumer loans	6,555	5.6%	15.3%	3,724	3.8%	15.9%	2,816	2.8%	16.3%
Total	$117,522	100.0%	100.0%	$98,482	100.0%	100.0%	$99,084	100.0%	100.0%

	At December 31,
	2020			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$46,357	40.6%	35.4%	$21,519	35.3%	37.0%
Multi-family mortgage	22,559	19.7%	13.9%	6,436	10.5%	13.8%
Construction	11,216	9.8%	3.2%	2,330	3.8%	3.7%
Total commercial real estate loans	80,132	70.1%	52.5%	30,285	49.6%	54.5%
Commercial	8,089	7.1%	15.6%	12,849	21.0%	10.8%
Equipment financing	21,292	18.6%	15.0%	11,595	19.0%	15.6%
Condominium association	117	0.1%	0.7%	382	0.6%	0.8%
Total commercial loans and leases	29,498	25.8%	31.3%	24,826	40.6%	27.2%
Residential mortgage	1,967	1.7%	10.9%	3,717	6.1%	12.1%
Home equity	2,504	2.2%	4.8%	2,132	3.5%	5.6%
Other consumer	278	0.2%	0.5%	122	0.2%	0.6%
Total consumer loans	4,749	4.1%	16.2%	5,971	9.8%	18.3%
Total	$114,379	100.0%	100.0%	$61,082	100.0%	100.0%
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
Cash, cash equivalents, and investment securities increased $9.9 million, or 1.0%, to $1.05 billion as of December 31, 2023 compared to $1.04 billion as of December 31, 2022. The increase was primarily driven by a increase in investment securities available-for-sale. Cash, cash equivalents, and investment securities were 9.22% of total assets as of December 31, 2023, compared to 11.32% of total assets at December 31, 2022.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2023		2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$220,604	$201,127	$176,751	$152,422	$219,723	$217,505
GSE CMOs	66,463	61,617	19,977	18,220	27,892	28,139
GSE MBSs	186,614	169,997	159,824	140,576	196,930	199,772
Municipal obligations	18,785	18,922	—	—	—	—
Corporate debt obligations	20,521	19,716	14,076	13,764	22,178	22,683
U.S. Treasury bonds	470,764	444,737	362,850	331,307	253,878	252,268
Foreign government obligations	500	485	500	477	500	499
Total investment securities available-for-sale	$984,251	$916,601	$733,978	$656,766	$721,101	$720,866
Restricted equity securities:
FHLB stock	$55,548		$52,914		$10,488
FRB stock	21,881		18,241		18,241
Other	166		152		252
Total restricted equity securities	$77,595		$71,307		$28,981
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, stock in the FHLB and stock in the FRB. The total securities portfolio increased $266.1 million, or 36.6% since December 31, 2022. As of December 31, 2023, the total securities portfolio was 8.73% of total assets, compared to 7.93% of total assets as of December 31, 2022.
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's equity securities held-for-trading are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, U.S. Government-sponsored enterprises ("GSE") residential mortgage backed securities ("MBSs") and collateralized mortgage obligations ("CMOs"), trust preferred securities, and equity securities held-for-trading.
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
As of December 31, 2023, the fair value of all investment securities available-for-sale was $916.6 million and carried a total of $67.7 million of net unrealized losses, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of December 31, 2023, $717.2 million, or 77.8%, of the portfolio, had gross unrealized losses of $69.0 million. This compares to $630.5 million, or 96.0%, of the portfolio with gross unrealized losses of $77.5 million as of December 31, 2022. The Company's unrealized loss position decreased in 2023 driven by a change in the portfolio mix from shorter duration MBS to longer duration U.S. Treasury bonds. For additional discussion on investment securities available-for-sale by security type, see Note 4, "Investment Securities."

The Company reviews its debt securities portfolio on a quarterly basis in accordance with ASC 326. This analysis is done using probability of default and loss given default assumptions where a model is created to determine CECL for the remaining life of the securities. For the year ended December 31, 2023, the Company recognized $0.4 million as an allowance for credit loss. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Maturities, calls and principal repayments for investment securities available-for-sale totaled $272.4 million for the year ended December 31, 2023 compared to $98.6 million for the same period in 2022. For the year ended December 31, 2023, the Company sold $230.0 million of investment securities available for sale, compared to $78.8 million for the same period in 2022. For the year ended December 31, 2023, the Company purchased $362.9 million of investment securities available-for-sale, compared to $197.6 million for the same period in 2022.
Restricted Equity Securities
FHLB Stock—The Company invests in the stock of the FHLB of Boston and New York as one of the requirements to borrow. As of December 31, 2023 on 2022, the Company did not have excess balance of capital stock.
As of December 31, 2023, the Company owned stock in the FHLB of Boston and New York with a carrying value of $55.5 million, an increase of $2.6 million from $52.9 million as of December 31, 2022. The Company continually reviews its investment to determine if impairment exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and New York, as a condition of the membership for the Banks in the Federal Reserve System. In 2023, the Company maintained its investment in the stock of the Federal Reserve Banks to adjust for deposit growth. The FRB is the primary federal regulator for the Company and the Banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2023
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$24,655	3.02%	$80,240	4.18%	$87,684	1.23%	$8,548	2.46%	$201,127	2.68%
GSE CMOs	—	—%	768	2.79%	8,125	3.40%	52,724	4.88%	61,617	4.66%
GSE MBSs	53	1.72%	9,195	2.44%	20,084	2.69%	140,665	2.82%	169,997	2.78%
Municipal obligations	9,553	4.43%	921	3.29%	916	2.66%	7,532	3.47%	18,922	3.91%
Corporate debt obligations	8,420	3.53%	—	—%	11,297	4.62%	—	—%	19,716	4.15%
U.S. Treasury bonds	98,660	4.63%	241,126	2.84%	104,952	1.42%	—	—%	444,737	2.90%
Foreign government obligations	—	—%	485	1.97%	—	—%	—	—%	485	1.97%
Total investment securities available-for-sale	$141,341	4.27%	$332,735	3.15%	$233,058	1.69%	$209,469	3.35%	$916,601	3.00%
Restricted equity securities (2):
FHLB stock	$—	—%	$—	—%	$—	—%	$55,548	8.27%	$55,548	8.27%
FRB stock	—	—%	—	—%	—	—%	21,881	6.00%	21,881	6.00%
Other stock	—	—%	—	—%	—	—%	166	—%	166	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$77,595	7.61%	$77,595	7.61%
_______________________________________________________________________________
(1) Yields have been calculated on a pre-tax basis. The Company holds no investment securities available-for-sale that are tax-exempt.
(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2023			2022			2021
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,678,406	19.6%	—%	$1,802,518	27.6%	—%	$1,888,462	26.8%	—%
Interest-bearing deposits:
NOW accounts	661,863	7.8%	0.60%	544,118	8.3%	0.18%	604,097	8.6%	0.08%
Savings accounts	1,669,018	19.5%	2.63%	762,271	11.7%	0.70%	915,804	13.0%	0.09%
Money market accounts	2,082,810	24.4%	3.07%	2,174,952	33.4%	1.63%	2,358,306	33.5%	0.26%
Certificate of deposit accounts	1,574,855	18.4%	3.88%	928,143	14.2%	1.68%	1,117,695	15.9%	0.71%
Brokered deposit accounts	881,173	10.3%	4.36%	310,144	4.8%	3.00%	165,542	2.3%	0.04%
Total interest-bearing deposits	6,869,719	80.4%	3.08%	4,719,628	72.4%	1.41%	5,161,444	73.2%	0.30%
Total deposits	$8,548,125	100.0%	2.48%	$6,522,146	100.0%	1.02%	$7,049,906	100.0%	0.22%
The Company seeks to increase its core deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 112.8% as of December 31, 2023, compared to 117.2% as of December 31, 2022.
Total deposits increased $2.0 billion, or 31.1%, to $8.5 billion as of December 31, 2023, compared to $6.5 billion as of December 31, 2022. Deposits as a percentage of total assets increased from 71.0% as of December 31, 2022 to 75.1% as of December 31, 2023. The increase in deposits as a percentage of total assets is due to increases in all deposit accounts, except money market accounts.
In 2023, core deposits increased $0.8 billion. The ratio of core deposits to total deposits decreased from 81.0% as of December 31, 2022 to 71.3% as of December 31, 2023, as a result of increases in certificate of deposit and brokered deposit accounts.
Certificate of deposit accounts increased $646.7 million to $1.6 billion as of December 31, 2023, compared to $0.9 billion as of December 31, 2022. Certificate of deposit accounts increased as a percentage of total deposits to 18.4% as of December 31, 2023 from 14.2% as of December 31, 2022.

Brokered deposits increased $571.0 million to $881.2 million as of December 31, 2023, compared to $310.1 million as of December 31, 2022. Brokered deposits increased as a percentage of total deposits to 10.3% as of December 31, 2023 from 4.8% as of December 31, 2022. The increase in brokered deposits was primarily driven by the purchase of brokered certificate of deposits. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,823,759	21.7%	—%	$1,879,620	27.3%	—%	$1,787,959	25.8%	—%
NOW accounts	720,572	8.5%	0.59%	598,267	8.7%	0.14%	502,189	7.3%	0.10%
Savings accounts	1,439,293	17.1%	1.94%	882,881	12.8%	0.25%	793,141	11.5%	0.12%
Money market accounts	2,205,430	26.1%	2.64%	2,387,670	34.6%	0.64%	2,288,740	33.1%	0.27%
Total core deposits	6,189,054	73.4%	1.46%	5,748,438	83.4%	0.32%	5,372,029	77.6%	0.14%
Certificate of deposit accounts	1,428,727	16.9%	3.09%	998,580	14.5%	0.82%	1,210,451	17.5%	0.97%
Brokered deposit accounts	819,419	9.7%	5.02%	146,038	2.1%	1.99%	338,734	4.9%	0.38%
Total deposits	$8,437,200	100.0%	2.08%	$6,893,056	100.0%	0.43%	$6,921,214	100.0%	0.30%
As of December 31, 2023 and 2022, the Company had outstanding certificate of deposit of $250,000 or more, maturing as follows:

	At December 31,
	2023		2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$291,049	4.02%	$108,100	1.32%
Over six months through 12 months	163,277	4.59%	62,489	1.82%
Over 12 months	29,637	3.91%	101,654	2.96%
Total certificate of deposit of $250,000 or more	$483,963	4.21%	$272,243	2.05%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At December 31, 2023
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,048	$3,085	$239	$881	$6,253	73%
Uninsured	1,315	958	22	—	2,295	27%
Total	$3,363	$4,043	$261	$881	$8,548	100%
Composition	39%	47%	3%	10%	100%
As of December 31, 2023, the Company had uninsured municipal deposits requiring collateral of $148.1 million, included in Insured or Collateralized in the table above, which are covered by specific collateral and FHLB letters of credit. The remaining deposits, included in Insured or Collateralized in the table above, are insured with the FDIC or via reciprocal products.

Borrowed Funds
The following table sets forth certain information regarding FHLB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,301,905	$542,923	$404,814
Maximum amount outstanding at any month end during the year	1,630,102	1,432,652	686,346
Balance outstanding at end of year	1,376,670	1,432,652	357,321
Weighted average interest rate for the period	4.69%	2.87%	2.06%
Weighted average interest rate at end of period	5.01%	4.41%	1.70%
Advances from the FHLB of Boston and FHLB of New York
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBs will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBs. The Company may also borrow from the FRB's "discount window" as necessary.
FHLB borrowings decreased $14.6 million to $1.22 billion as of December 31, 2023 from $1.24 billion as of December 31, 2022. The decrease in FHLB borrowings was primarily due to lower liquidity needs. The Company's remaining borrowing capacity from the FHLB of Boston and FHLB of New York for advances and repurchase agreements was $1.3 billion as of December 31, 2023.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased
$42.7 million to $9.3 million as of December 31, 2023 from $52.0 million as of December 31, 2022.

As of December 31, 2023, the Banks also have access to funding through certain uncommitted lines via American Financial Exchange ("AFX") as well as other large financial institution specific lines.

The Company has access to the FRB's "discount window" to supplement its liquidity. The Company has $273.0 million of borrowing capacity at the FRB as of December 31, 2023. As of December 31, 2023, the Company did not have any borrowings with the FRB outstanding. As of December 31, 2023, the Company had no borrowings outstanding with these committed and uncommitted lines.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2023, the Company had capitalized costs of $0.6 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month SOFR + 3.10%	June 26, 2033	March 25, 2024	$4,904	$4,887
March 17, 2004	Variable; 3-month CME term SOFR + tenor spread adjustment + 2.79%	March 17, 2034	March 17, 2024	4,857	4,830
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,427	74,327
			Total	$84,188	$84,044
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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2023 and 2022:

	At December 31, 2023	At December 31, 2022
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$150,000
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$1,733,198	$1,489,709
Pay fixed, receive variable	1,733,198	1,489,709
Risk participation-out agreements	542,387	393,624
Risk participation-in agreements	100,313	75,223
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$3,262	$2,383
Sells foreign currency, buys U.S. currency	3,895	2,400
Fixed weighted average interest rate of the swap portfolio	2.96%	2.65%
Floating weighted average interest rate of the swap portfolio	5.70%	4.68%
Weighted average remaining term to maturity (in months)	75	69
Fair value:
Recognized as an asset:
Interest rate derivatives	$234	$34
Loan level derivatives	99,876	108,963
Risk participation-out agreements	1,238	347
Foreign exchange contracts	139	130
Recognized as a liability:
Interest rate derivatives	$2,842	$3,170
Loan level derivatives	99,876	108,963
Risk participation-in agreements	310	31
Foreign exchange contracts	132	112

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1,198.6 million as of December 31, 2023, representing a $206.5 million increase compared to $992.1 million at December 31, 2022. The increase for the twelve months ended December 31, 2023, primarily reflects the acquisition of PCSB of $167 million, net income attributable to the Company of $75.0 million, unrealized gain on securities available-for-sale of $7.6 million, partially offset by dividends paid by the Company of $47.9 million.
For the year ended December 31, 2023, the dividend payout ratio was 63.9%, compared to 36.5% for the year ended December 31, 2022. The dividends paid in the fourth quarter of 2023 represented the Company's 99th consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.135 per share for each quarter of 2023.
Stockholders' equity represented 10.53% of total assets as of December 31, 2023 and 10.80% of total assets as of December 31, 2022. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.39% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2023 and 9.20% as of December 31, 2022.
On November 10, 2021, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. On June 24, 2022, the Company suspended the program. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at the weighted average price of $14.41.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2023, 2022 and 2021. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$947,782	$29,891	3.15%	$706,580	$13,079	1.85%	$729,147	$12,178	1.67%
Marketable and restricted equity securities	72,264	5,572	7.71%	36,813	1,898	5.15%	34,074	1,172	3.44%
Short-term investments	158,718	8,329	5.25%	104,288	1,440	1.38%	217,784	252	0.12%
Total investments	1,178,764	43,792	3.72%	847,681	16,417	1.94%	981,005	13,602	1.39%
Commercial real estate loans (2)	5,654,385	307,652	5.37%	4,238,960	172,811	4.02%	3,854,357	139,451	3.57%
Commercial loans (2)	929,077	59,110	6.28%	744,972	34,105	4.52%	1,020,627	47,647	4.61%
Equipment financing (2)	1,277,224	92,112	7.21%	1,148,673	75,767	6.60%	1,081,287	71,906	6.65%
Consumer loans (2)	1,470,677	75,098	5.10%	1,199,804	46,295	3.86%	1,157,940	39,142	3.38%
Total loans and leases	9,331,363	533,972	5.72%	7,332,409	328,978	4.49%	7,114,211	298,146	4.19%
Total interest-earning assets	10,510,127	577,764	5.50%	8,180,090	345,395	4.22%	8,095,216	311,748	3.85%
Allowance for loan and lease losses	(120,613)			(95,542)			(110,122)
Non-interest-earning assets	824,857			538,855			533,106
Total assets	$11,214,371			$8,623,403			$8,518,200
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$720,572	4,275	0.59%	$598,267	853	0.14%	$502,189	493	0.10%
Savings accounts	1,439,293	27,974	1.94%	882,881	2,228	0.25%	793,141	950	0.12%
Money market accounts	2,205,430	58,153	2.64%	2,387,670	15,392	0.64%	2,288,740	6,214	0.27%
Certificate of deposit accounts	1,428,727	44,122	3.09%	998,580	8,210	0.82%	1,210,451	11,758	0.97%
Brokered deposit accounts	819,419	41,141	5.02%	146,038	2,909	1.99%	338,734	1,298	0.38%
Total interest-bearing deposits (3)	6,613,441	175,665	2.66%	5,013,436	29,592	0.59%	5,133,255	20,713	0.40%
Advances from the FHLB	1,092,996	52,467	4.73%	340,569	9,355	2.71%	232,175	3,302	1.40%
Subordinated debentures and notes	84,116	5,476	6.51%	83,971	5,133	6.11%	83,821	4,967	5.93%
Other borrowed funds	124,793	3,968	3.18%	118,383	1,335	1.13%	88,818	174	0.20%
Total borrowed funds	1,301,905	61,911	4.69%	542,923	15,823	2.87%	404,814	8,443	2.06%
Total interest-bearing liabilities	7,915,346	237,576	3.00%	5,556,359	45,415	0.82%	5,538,069	29,156	0.53%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,823,759			1,879,620			1,787,959
Other non-interest-bearing liabilities	307,160			203,187			224,634
Total liabilities	10,046,265			7,639,166			7,550,662
Stockholders' equity	1,168,106			984,237			967,538
Total liabilities and equity	$11,214,371			$8,623,403			$8,518,200
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		340,188	2.50%		299,980	3.40%		282,592	3.32%
Less adjustment of tax-exempt income		477			209			219
Net interest income		$339,711			$299,771			$282,373
Net interest margin (5)			3.24%			3.67%			3.49%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.08%, 0.43% and 0.30% in the years ended December 31, 2023, 2022 and 2021, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2023 and December 31, 2022" and "Comparison of Years Ended December 31, 2022 and December 31, 2021" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$5,497	$11,315	$16,812	$(385)	$1,286	$901
Marketable and restricted equity securities	2,423	1,251	3,674	101	625	726
Short-term investments	1,081	5,808	6,889	(203)	1,391	1,188
Total investments	9,001	18,374	27,375	(487)	3,302	2,815
Loans and leases:
Commercial real estate loans	67,228	67,613	134,841	14,740	18,620	33,360
Commercial loans and leases	9,708	15,297	25,005	(12,629)	(913)	(13,542)
Equipment financing	8,952	7,393	16,345	4,410	(549)	3,861
Consumer loans	11,098	17,705	28,803	1,454	5,699	7,153
Total loans	96,986	108,008	204,994	7,975	22,857	30,832
Total change in interest and dividend income	105,987	126,382	232,369	7,488	26,159	33,647
Interest expense:
Deposits:
NOW accounts	205	3,217	3,422	116	244	360
Savings accounts	2,196	23,550	25,746	121	1,157	1,278
Money market accounts	(1,258)	44,019	42,761	281	8,897	9,178
Certificate of deposit accounts	4,836	31,076	35,912	(1,884)	(1,664)	(3,548)
Brokered deposit accounts	28,741	9,491	38,232	(1,100)	2,711	1,611
Total deposits	34,720	111,353	146,073	(2,466)	11,345	8,879
Borrowed funds:
Advances from the FHLB	32,236	10,876	43,112	2,015	4,038	6,053
Subordinated debentures and notes	9	334	343	9	157	166
Other borrowed funds	76	2,557	2,633	78	1,083	1,161
Total borrowed funds	32,321	13,767	46,088	2,102	5,278	7,380
Total change in interest expense	67,041	125,120	192,161	(364)	16,623	16,259
Change in tax-exempt income	268	—	268	(10)	—	(10)
Change in net interest income	$38,678	$1,262	$39,940	$7,862	$9,536	$17,398
See "Comparison of Years Ended December 31, 2023 and December 31, 2022" and "Comparison of Years Ended December 31, 2022 and December 31, 2021" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2023 and December 31, 2022
Net Interest Income
Net interest income increased $39.9 million to $339.7 million for the year ended December 31, 2023 from $299.8 million for the year ended December 31, 2022. The increase year over year reflects a $205.0 million increase in interest income on loans and leases, along with a $27.1 million increase in interest income on debt securities, short term investments and restricted equity securities, offset by a $192.2 million increase in interest expense on deposits and borrowings, which is reflective of the increase in volume and rising interest rate environment.
Net interest margin decreased by 43 basis points to 3.24% in 2023 from 3.67% in 2022. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 5.72% for the year ended December 31, 2023 from 4.49% for the year ended December 31, 2022.
The yield on interest-earning assets increased to 5.50% for the year ended December 31, 2023 from 4.22% for the year ended December 31, 2022. The increase is the result of higher yields on loans and leases and investments. The Company recorded $2.9 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets for the year ended December 31, 2023 compared to $4.8 million, or 6 basis points, for the year ended December 31, 2022.
The cost of funds increased 218 basis points to 3.00% for the year ended December 31, 2023 from 0.82% for the year ended December 31, 2022. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to assets sensitive changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and began to increase in the first quarter of 2022. In recent months, the Treasury yield curve has inverted and flattened at the long end. Short term rates have risen sharply due to multiple rate hikes implemented by the FRB. The shape of the curve indicates rates will begin to decline within a year and flatten around the 7-year mark. The short term increase in rates positively affected the Company's net interest income, net interest spread, and net interest margin initially. As is expected in the near term, the net interest margin is compressing as deposit pricing "catches up" and investable funds migrate among depository and non-depository categories. Management expects this to persist for a quarter or two after the FRB stops increasing rates, after which time net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment. To the extent that the FRB cuts rates in the near term, net interest income and net interest margin will be highly dependent on the ability to move deposit pricing down in the same magnitude of the cuts to achieve margin expansion.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$307,652	$172,811	$134,841	78.0%
Commercial loans	58,878	33,896	24,982	73.7%
Equipment financing	92,112	75,767	16,345	21.6%
Residential mortgage loans	46,350	29,726	16,624	55.9%
Other consumer loans	28,747	16,569	12,178	73.5%
Total interest income—loans and leases	$533,739	$328,769	$204,970	62.3%
Interest income from loans and leases was $533.7 million for 2023, and represented a yield on total loans of 5.72%. This compares to $328.8 million of interest on loans and leases and a yield of 4.49% for 2022. The $205.0 million increase in interest income from loans and leases was driven by the acquisition of PCSB Bank, along with an increase of $97.0 million in origination volume, and an increase of $108.0 million in interest rates changes.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$29,648	$13,079	$16,569	126.7%
Marketable and restricted equity securities	5,571	1,898	3,673	193.5%
Short-term investments	8,329	1,440	6,889	478.4%
Total interest income—investments	$43,548	$16,417	$27,131	165.3%
Total investment income was $43.5 million for the year ended December 31, 2023 compared to $16.4 million for the year ended December 31, 2022. As of December 31, 2023, the yield on total investments was 3.72% compared to 1.94% as of December 31, 2022. This year over year increase in total investment income of $27.1 million, or 165.3%, was driven by a $18.4 million increase due to rates and a $9.0 million increase due to volume.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$4,275	$853	$3,422	401.2%
Savings accounts	27,974	2,228	25,746	1155.6%
Money market accounts	58,153	15,392	42,761	277.8%
Certificate of deposit accounts	44,122	8,210	35,912	437.4%
Brokered deposit accounts	41,141	2,909	38,232	1,314.3%
Total interest expense—deposits	175,665	29,592	146,073	493.6%
Borrowed funds:
Advances from the FHLB	52,467	9,355	43,112	460.8%
Subordinated debentures and notes	5,476	5,133	343	6.7%
Other borrowed funds	3,968	1,335	2,633	197.2%
Total interest expense—borrowed funds	61,911	15,823	46,088	291.3%
Total interest expense	$237,576	$45,415	$192,161	423.1%
Deposits
In 2023, interest paid on deposits increased $146.1 million, or 493.6%, compared to 2022. The increase in interest expense on deposits was driven by an increase of $111.4 million due to higher interest rates and an increase of $34.7 million primarily driven by the growth in volume of average brokered deposits and certificate of deposit balances. For the year ended December 31, 2023, purchase accounting amortization was $1.3 million on acquired deposits and one basis point. The Company did not record any purchase accounting amortization in 2022.
Borrowed Funds
As of December 31, 2023, the Company's borrowed funds include $1.2 billion in FHLB borrowings, $84.2 million in subordinated debentures and notes, and $69.3 million in other borrowed funds. In 2023, the average balance of FHLB borrowings increased $752.4 million, or 220.9%, the average balance of other borrowed funds, which includes repurchase agreements and other borrowings, increased $6.4 million, or 5.4%, and the average balance of subordinated debentures and notes increased $145.0 thousand, or 0.2%, for the year ended December 31, 2023.
For the year ended December 31, 2023, interest paid on borrowed funds increased $46.1 million, or 291.3% year over year. The cost of borrowed funds increased to 4.69% for the year ended December 31, 2023 from 2.87% for the year ended December 31, 2022. The increase in interest expense was driven by an increase of $32.3 million due to volume and an increase of $13.8 million due to borrowing rates. For the year ended December 31, 2023, purchase accounting amortization was $0.3 million on acquired borrowed funds compared to amortization of $0.1 million for the year ended December 31, 2022. Purchase accounting amortization had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Provision (credit) for credit losses:
Commercial real estate	$14,328	$(1,046)
Commercial	21,537	2,892
Consumer	2,838	872
Total provision (credit) for loan and lease losses	38,703	2,718
Unfunded credit commitments	(835)	5,807
Investment securities available-for-sale	339	102
Total provision (credit) for credit losses	$38,207	$8,627

For the year ended December 31, 2023, the provision for credit losses increased $29.6 million to $38.2 million from $8.6 million for the year ended December 31, 2022. This increase in the provision for 2023 is largely driven by a $16 million increase in acquired loans as a result of the PCSB acquisition.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the audited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Deposit fees	$11,611	$10,919	$692	6.3%
Loan fees	2,036	2,208	(172)	(7.8)%
Loan level derivative income, net	3,890	4,246	(356)	(8.4)%
Gain (loss) on sales of investment securities, net	1,704	321	1,383	430.8%
Gain on sales of loans and leases	2,581	4,136	(1,555)	(37.6)%
Other	10,112	6,517	3,595	55.2%
Total non-interest income	$31,934	$28,347	$3,587	12.7%
For the year ended December 31, 2023, non-interest income increased $3.6 million, or 12.7%, to $31.9 million compared to $28.3 million for the same period in 2022. The increase was primarily driven by increases of $3.6 million in other income and $1.4 million in gain on sales of investment securities, net, partially offset by a decrease of $1.6 million in gain on sales of loans and leases.
Other income increased $3.6 million, or 55.2%, to $10.1 million for the year ended December 31, 2023 from $6.5 million for the same period in 2022, primarily driven by higher gain on interest rate derivatives, BOLI income, and wealth management income.
Gain on sales of loans and leases decreased $1.6 million, or 37.6%, to $2.6 million for the year ended December 31, 2023 from $4.1 million for the same period in 2022, primarily driven by a decrease in loan participations in 2023.

For the year ended December 31, 2023, gain on sales of investment securities increased $1.4 million, or 430.8%, to $1.7 million, compared to a gain of $0.3 million for the same period in 2022, primarily driven by a $1.7 million gain on sales of investments from the repositioning of the PCSB portfolio.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Compensation and employee benefits	$138,895	$113,487	$25,408	22.4%
Occupancy	20,203	16,002	4,201	26.3%
Equipment and data processing	27,004	20,833	6,171	29.6%
Professional services	7,226	5,060	2,166	42.8%
FDIC insurance	7,844	3,177	4,667	146.9%
Advertising and marketing	4,724	4,980	(256)	(5.1)%
Amortization of identified intangible assets	7,840	494	7,346	1487.0%
Merger and acquisition expense	7,411	2,249	5,162	229.5%
Other	18,377	13,260	5,117	38.6%
Total non-interest expense	$239,524	$179,542	$59,982	33.4%
For the year ended December 31, 2023, non-interest expense increased $60.0 million, or 33.4%, to $239.5 million compared to $179.5 million for the same period in 2022. The increase was primarily driven by increases of $25.4 million in compensation and employee benefits, $7.3 million in amortization of identified intangible assets, $6.2 million in equipment and data processing, $5.2 million in merger and acquisition expense, $5.1 million in other expense, $4.7 million in FDIC insurance, $4.2 million in occupancy, and $2.2 million in professional services.
The efficiency ratio increased to 64.45% for the year ended December 31, 2023 from 54.72% for the same period in 2022. The increase year over year was primarily driven by higher non-interest expense, partially offset by higher net interest income and non-interest income in 2023.
Compensation and employee benefits expense increased $25.4 million, or 22.4%, to $138.9 million for the year ended December 31, 2023 from $113.5 million for the same period in 2022. The increase was primarily driven by an increase in employee headcount, predominantly from the PCSB acquisition, driving increases in salaries, retirement plan and health care benefits, partially offset by a decrease in incentive/bonus.
Amortization of identified intangible assets expense increased $7.3 million to $7.8 million for the year ended December 31, 2023 from $0.5 million for the same period in 2022. The increase in 2023 was primarily driven by intangible core deposit valuation for the PCSB acquisition.
Equipment and data processing expense increased $6.2 million, or 29.6%, to $27.0 million for the year ended December 31, 2023 from $20.8 million for the same period in 2022. The increase was primarily driven by higher software expenses.
Merger and acquisition expense increased $5.2 million to $7.4 million for the year ended December 31, 2023 from $2.2 million for the same period in 2022. The increase was driven by merger-related expenses related to the PCSB acquisition.
Other expense increased $5.1 million, or 38.6%, to $18.4 million for the year ended December 31, 2023 from $13.3 million for the same period in 2022. The increase was primarily driven by lower deferred loan expenses, higher directors' fees and higher miscellaneous expenses.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(Dollars in Thousands)
Income before provision for income taxes	$93,914	$139,949	$(46,035)	(32.9)%
Provision for income taxes	18,915	30,205	(11,290)	(37.4)%
Net income,	$74,999	$109,744	$(34,745)	(31.7)%
Effective tax rate	20.1%	21.6%	N/A	(6.9)%
The Company recorded income tax expense of $18.9 million for 2023, compared to $30.2 million for 2022. This represents an effective tax rate of 20.1% and 21.6% for 2023 and 2022, respectively. The decrease in the Company's effective tax rate is due to continued participation in energy tax credit investments, and increased benefits in the Company's investments in affordable housing projects.
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
Net interest margin increased by 18 basis points to 3.67% in 2022 from 3.49% in 2021. Excluding the Paycheck Protection Program ("PPP") loans, net interest margin increased by 31 basis points to 3.65% in 2022 from 3.34% in 2021. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 4.49% for the year ended December 31, 2022 from 4.19% for the year ended December 31, 2021.
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

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2022	2021
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(1,046)	$(10,903)
Commercial	2,892	3,480
Consumer	872	(2,138)
Total provision (credit) for loan and lease losses	2,718	(9,561)
Unfunded credit commitments	5,807	1,724
Investment securities available-for-sale	$102	$—
Total provision (credit) for credit losses	$8,627	$(7,837)

For the year ended December 31, 2022, the provision for credit losses increased $16.4 million to $8.6 million from a credit of $7.8 million for the year ended December 31, 2021. This increase in the provision for 2022 is primarily related to loan growth and projected economic forecasts.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the audited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
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
The primary source of funds for the payment of dividends and expenses by the Company are dividends paid to it by the Banks. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds, and maturing investment securities.
Deposits, which are considered the most stable source of liquidity, totaled $8.5 billion as of December 31, 2023 and represented 86.1% of total funding (the sum of total deposits and total borrowings), compared to deposits of $6.5 billion, or 82.0% of total funding, as of December 31, 2022. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.1 billion as of December 31, 2023 and represented 71.3% of total deposits, compared to core deposits of $5.3 billion, or 81.0% of total deposits, as of December 31, 2022. Additionally, the Company had $881.2 million of brokered deposits as of December 31, 2023, which represented 10.3% of total deposits, compared to $310.1 million or 4.8% of total deposits, as of December 31, 2022. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.4 billion as of December 31, 2023, representing 13.9% of total funding, compared to $1.4 billion, or 18.0% of total funding, as of December 31, 2022.
As members of the FHLB of Boston and FHLB of New York, the Banks have access to both short- and long-term borrowings. The Company's remaining borrowing capacity from the FHLB of Boston and FHLB of New York for advances and repurchase agreements increased slightly to $1.3 billion as of December 31, 2023 from December 31, 2022, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2023, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines.
The Company has access to the FRB's "discount window" to supplement its liquidity. The Company has $273.0 million of borrowing capacity at the FRB as of December 31, 2023. As of December 31, 2023, the Company did not have any borrowings with the FRB outstanding. As of December 31, 2023, the Company had no borrowings outstanding with these committed and uncommitted lines.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 5% and 15% of total assets. As of December 31, 2023, cash, cash equivalents and investment securities available-for-sale totaled $1.0 billion, or 9.2% of total assets. This compares to $1.0 billion, or 11.3% of total assets as of December 31, 2022.

While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2023 and 2022, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company and the Banks exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See "Supervision and Regulation" in Item 1 and Note 19, "Regulatory Capital Requirements", for the Company's and the Banks' actual and required capital amounts and ratios.
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2023:
Advances from the FHLB	$742,100	$474,436	$1,090	$5,716	$1,223,342
Subordinated debentures and notes	—	—	—	84,188	84,188
Other borrowed funds	69,256	—	—	—	69,256
Loan commitments (1)	2,520,371	—	—	—	2,520,371
Occupancy lease commitments (2)	8,112	11,968	7,149	9,676	36,905
Purchase obligations (3)	27,900	19,751	7,323	68	55,042
Employee postretirement obligations	1,462	3,532	3,863	23,034	31,891
	$3,369,201	$509,687	$19,425	$122,682	$4,020,995
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

(2) The Company leases certain office space under various noncancellable operating leases. These leases have terms ranging from 1 year to over 20 years. Certain leases contain renewal options and escalation clauses for real estate taxes and other expenditures which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.

(3) Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.

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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2023.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2023, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2023		December 31, 2022
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$13,318	3.9%	$22,790	7.4%
Up 200 basis points ramp	7,068	2.1%	8,747	2.8%
Up 100 basis points ramp	3,389	1.0%	4,477	1.5%
Down 100 basis points ramp	(5,042)	(1.5)%	(6,160)	(2.0)%
The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 3.9% as of December 31, 2023, compared to a positive 7.4% as of December 31, 2022. The balance sheet became less asset sensitive as deposit outflows caused a reliance on wholesale funding.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2023	At December 31, 2022
Up 300 basis points	(6.3)%	0.3%
Up 200 basis points	(4.4)%	0.5%
Up 100 basis points	(2.2)%	0.8%
Down 100 basis points	2.1%	(3.0)%
The Company's EVE asset sensitivity decreased from December 31, 2022 to December 31, 2023 due to deposit outflows, increase in wholesale funding, along with an inverted yield curve.
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2023.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$98,513	$—	$—	$—	$—	$98,513
Weighted average rate	5.33%	—%	—%	—%	—%	5.33%
Investment securities (1) (3)	182,968	98,133	127,663	192,738	315,100	916,602
Weighted average rate	2.39%	1.84%	2.42%	2.39%	2.27%	2.29%
Commercial real estate loans (1)	2,657,682	705,831	713,684	1,217,190	470,142	5,764,529
Weighted average rate	6.55%	4.38%	4.19%	4.76%	5.44%	5.52%
Commercial loans and leases (1)	1,039,263	441,126	366,725	413,113	139,442	2,399,669
Weighted average rate	7.52%	—%	7.03%	7.41%	7.25%	7.32%
Consumer loans (1)	637,555	123,596	118,583	187,784	409,874	1,477,392
Weighted average rate	6.99%	4.02%	4.01%	4.40%	5.34%	5.72%
Total interest-earning assets	4,615,981	1,368,686	1,326,655	2,010,825	1,334,558	10,656,705
Weighted average rate	6.64%	5.01%	4.79%	5.05%	4.85%	5.67%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$661,863	$661,863
Weighted average rate	—%	—%	—%	—%	0.60%	0.60%
Savings accounts	—	—	—	—	1,669,018	1,669,018
Weighted average rate	—%	—%	—%	—%	2.63%	2.63%
Money market savings accounts	2,082,810	—	—	—	—	2,082,810
Weighted average rate	3.07%	—%	—%	—%	—%	3.07%
Certificates of deposit (1)	1,430,459	87,564	17,028	39,804	—	1,574,855
Weighted average rate	3.98%	3.73%	1.52%	1.71%	—%	3.88%
Brokered deposits	725,687	156,241	—	(755)	—	881,173
Weighted average rate	4.27%	5.17%	—%	—%	—%	4.43%
Borrowed funds (1)	898,465	473,388	1,095	2,148	1,573	1,376,669
Weighted average rate	5.08%	4.87%	2.77%	2.01%	5.00%	5.00%
Total interest-bearing liabilities	5,137,421	717,193	18,123	41,197	2,332,454	8,246,388
Weighted average rate	3.85%	4.79%	1.60%	1.76%	2.06%	3.28%
Interest sensitivity gap (2)	$(521,440)	$651,493	$1,308,532	$1,969,628	$(997,896)	$2,410,317
Cumulative interest sensitivity gap	$(521,440)	$130,053	$1,438,585	$3,408,213	$2,410,317
Cumulative interest sensitivity gap as a percentage of total assets	(4.58)%	1.14%	12.64%	29.94%	21.18%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(4.89)%	1.22%	13.50%	31.98%	22.62%
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

As of December 31, 2023, interest-earning assets maturing or repricing within one year amounted to $4.62 billion and interest-bearing liabilities maturing or repricing within one year amounted to $5.14 billion, resulting in a cumulative one-year negative gap position of $521.4 million or 4.89% of total interest-earning assets. As of December 31, 2022, the Company had a cumulative one-year positive gap position of $9.3 million, or 0.11% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2022 was due to a shift in funding mix from non-maturity deposits to wholesale funding.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2023 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
Item 9B.    Other Information
(a). None.
(b). During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "Proxy Statement").
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
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

10.6.3+	Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault.
10.6.4	Fourth Amendment to the Employment Agreement, dated April 28, 2023, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault

Exhibit	Description
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

21	Subsidiaries of the Registrant (incorporated by reference in Part I, Item 1. "Business—General" of this Annual Report on Form 10-K)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Rule 13a-14(b) Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
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

Date: February 27, 2024	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, Chairman and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Co-President, Chief Financial and Strategy Officer (Principal Financial Officer)
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ JOANNE CHANG	By:	/s/ CHARLES H. PECK
	Joanne Chang, Director		Charles H. Peck, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ JOHN M. PEREIRA
	John J. Doyle, Jr., Director		John M. Pereira, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ WILLARD I. HILL, JR.	By:	/s/ MERRILL W. SHERMAN
	Willard I. Hill, Jr., Director		Merrill W. Sherman, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ JOSEPH J. SLOTNIK
	Thomas J. Hollister, Director		Joseph J. Slotnik, Lead Director
	Date: February 27, 2024		Date: February 27, 2024

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, the Company's internal control over financial reporting is effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the collective allowance for credit losses
As discussed in Notes 1 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and leases and unfunded commitments evaluated on a collective basis as of December 31, 2023 (the collective ACL) was $125.5 million, which consists of an allowance for loan and lease losses evaluated on a collective basis of $108.4 million and a reserve for unfunded commitments, evaluated on a collective basis of $17.1 million. The collective ACL is calculated using models developed by a third party, which include Commercial real estate lifetime, Commercial and industrial lifetime, and Retail lifetime models (collectively, the lifetime loss rate models). Lifetime loss rate models calculate the expected losses over the life of the loan based on the exposure at default, loan attributes and reasonable and supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of unfunded commitment assumptions. In order to capture the unique risk characteristics of the loan and lease portfolios, the lifetime loss rate models segment the portfolios based on individual loan attributes and credit risk ratings for commercial loans. The economic forecasts include various projections of certain macro-economic variables. The Company uses multiple economic forecasts, which are probability weighted. The collective ACL estimate incorporates reasonable and supportable forecasts of various macro-economic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecasts assumes each macro-economic variable will revert to long-term expectations. The Company calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. In addition, adjustments are made to the quantitative model outputs for relevant qualitative factors.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the lifetime loss rates and their significant assumptions, including portfolio segmentation, the economic forecasts including the various projections of certain macro-economic variables, the related weighting of the economic forecasts, the scalar applied to each model, utilization of unfunded commitments assumptions, and credit risk ratings for commercial loans, and (2) the qualitative factors and their significant assumptions and inputs, including historic loss patterns and the impact of current portfolio metrics. The assessment also included an evaluation of the conceptual soundness and performance of the models.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including over the:
•design of the collective ACL methodology
•continued use of the lifetime loss rate models
•identification and determination of the significant assumptions used in the lifetime loss rate models
•performance monitoring of the lifetime loss rate models for the collective ACL
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results and trends.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We also evaluated whether (1) the Company’s collective ACL methodology is in compliance with U.S. generally accepted accounting principles, (2) the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices and (3) the methodology used to determine the utilization of unfunded commitments assumptions is conceptually sound by comparing it to relevant Company specific metrics and trends and applicable industry practices. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating judgments made by the Company relative to the performance testing of the lifetime loss rate models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance testing of the lifetime loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology utilized to incorporate reasonable and supportable forecast scenarios and related weightings used for each macro-economic variable by comparing it to the Company’s business environment and relevant industry practices
•assessing the composition of the peer group used in determining the scalar used to calibrate the model results by comparing to specific portfolio risk characteristics
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
Fair value measurement of loans and the core deposit intangible asset acquired in the PCSB Financial Corporation business combination
As discussed in Note 2 to the consolidated financial statements, on January 1, 2023, the Company completed the acquisition of PCSB Financial Corporation. The transaction was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. As part of the acquisition, the Company acquired loans with a fair value of $1.3 billion and a core deposit intangible asset with a fair value of $30.3 million. The fair value of the loans was based on a discounted cash flow methodology, with assumptions applied based on pools in which the loans were classified. The methodology considered the contractual terms of the loans and assumptions related to the prepayment rate and discount rate to estimate the projected cash flows. The loss rates for the loans were estimated using Probability of Default and Loss Given Default assumptions. The fair value of the core deposit intangible asset was based on the after-tax cost savings method that considered customer attrition, deposit interest rates, service charge income, overhead expense, discount rate, and costs of alternative funding.
We identified the fair value measurements of loans and the core deposit intangible asset as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment of the fair value measurements encompassed the evaluation of the (1) fair value measurement methodologies, and (2) loan fair value measurement key assumptions, including discount rate and estimated loss rates based on Probability of Default and Loss Given Default; and core deposit intangible asset fair value measurement key assumptions, including customer attrition, service charge income, overhead expense, and costs of alternative funding.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurements of loans and the core deposit intangible asset including controls over the (1) development of the overall fair value methodologies, and (2) determination of the key assumptions used in the fair value estimates.
We involved valuation professionals with specialized skills and knowledge, who assisted in:
•developing an independent range of fair values for certain loans and the core deposit intangible asset, including the development of independent assumptions utilizing market data, and
•assessing the Company’s estimate of fair value for certain loans and the core deposit intangible asset by comparing it to the independently developed range.
                    /s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Boston, Massachusetts
February 27, 2024

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2023	2022
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$34,514	$191,767
Short-term investments	98,513	191,192
Total cash and cash equivalents	133,027	382,959
Investment securities available-for-sale	916,601	656,766
Total investment securities	916,601	656,766
Allowance for investment security losses	(441)	(102)
Net investment securities	916,160	656,664
Loans and leases:
Commercial real estate loans	5,764,529	4,404,148
Commercial loans and leases	2,399,668	2,016,499
Consumer loans	1,477,392	1,223,741
Total loans and leases	9,641,589	7,644,388
Allowance for loan and lease losses	(117,522)	(98,482)
Net loans and leases	9,524,067	7,545,906
Restricted equity securities	77,595	71,307
Premises and equipment, net of accumulated depreciation of $100,408 and $92,219, respectively	89,853	71,391
Right-of-use asset operating leases	30,863	19,484
Deferred tax asset	56,952	52,237
Goodwill	241,222	160,427
Identified intangible assets, net of accumulated amortization of $47,963 and $40,123, respectively	24,207	1,781
Other real estate owned ("OREO") and repossessed assets, net	1,694	408
Other assets	286,616	223,272
Total assets	$11,382,256	$9,185,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,678,406	$1,802,518
Interest-bearing deposits:
NOW accounts	661,863	544,118
Savings accounts	1,669,018	762,271
Money market accounts	2,082,810	2,174,952
Certificate of deposit accounts	1,574,855	928,143
Brokered deposit accounts	881,173	310,144
Total interest-bearing deposits	6,869,719	4,719,628
Total deposits	8,548,125	6,522,146
Borrowed funds:
Advances from the Federal Home Loan Bank ("FHLB") of Boston and New York	1,223,226	1,237,823
Subordinated debentures and notes	84,188	84,044
Other borrowed funds	69,256	110,785
Total borrowed funds	1,376,670	1,432,652
Operating lease liabilities	31,998	19,484
Mortgagors' escrow accounts	17,239	5,607
Reserve for unfunded credits	19,767	20,602
Accrued expenses and other liabilities	189,813	193,220
Total liabilities	10,183,612	8,193,711

Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 85,177,172 shares issued, respectively	970	852
Additional paid-in capital	902,659	736,074
Retained earnings	438,722	412,019
Accumulated other comprehensive (loss) income	(52,798)	(61,947)
Treasury stock, at cost; 7,354,399 shares and 7,731,445 shares, respectively	(90,909)	(94,873)
Total stockholders' equity	1,198,644	992,125
Total liabilities and stockholders' equity	$11,382,256	$9,185,836
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2023	2022	2021
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$533,739	$328,769	$297,927
Debt securities	29,648	13,079	12,178
Restricted equity securities	5,571	1,898	1,172
Short-term investments	8,329	1,440	252
Total interest and dividend income	577,287	345,186	311,529
Interest expense:
Deposits	175,665	29,592	20,713
Borrowed funds	61,911	15,823	8,443
Total interest expense	237,576	45,415	29,156
Net interest income	339,711	299,771	282,373
Provision (credit) for credit losses on loans	37,868	8,525	(7,837)
Provision for credit losses on investments	339	102	—
Net interest income after provision for credit losses	301,504	291,144	290,210
Non-interest income:
Deposit fees	11,611	10,919	10,578
Loan fees	2,036	2,208	2,095
Loan level derivative income, net	3,890	4,246	4,680
Gain (loss) on investment securities, net	1,704	321	(38)
Gain on sales of loans and leases	2,581	4,136	3,737
Other	10,112	6,517	5,937
Total non-interest income	31,934	28,347	26,989
Non-interest expense:
Compensation and employee benefits	138,895	113,487	106,786
Occupancy	20,203	16,002	14,961
Equipment and data processing	27,004	20,833	18,322
Professional services	7,226	5,060	4,694
FDIC insurance	7,844	3,177	2,980
Advertising and marketing	4,724	4,980	4,167
Amortization of identified intangible assets	7,840	494	876
Merger and acquisition expense	7,411	2,249	—
Other	18,377	13,260	9,822
Total non-interest expense	239,524	179,542	162,608
Income before provision for income taxes	93,914	139,949	154,591
Provision for income taxes	18,915	30,205	39,151
Net income	74,999	109,744	115,440
Earnings per common share:
Basic	$0.85	$1.42	$1.48
Diluted	0.85	1.42	1.48
Weighted average common shares outstanding during the year:
Basic	88,230,681	77,079,278	77,974,851
Diluted	88,450,646	77,351,834	78,243,416
Dividends declared per common share	$0.540	$0.530	$0.490

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Net income	$74,999	$109,744	$115,440

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	9,560	(77,303)	(21,542)
Income tax (expense) benefit	(1,913)	17,038	4,747
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	7,647	(60,265)	(16,795)
Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	—	(327)	(38)
Income tax (expense) benefit	—	72	8
Net reclassification adjustments for securities gains (losses) included in net income	—	(255)	(30)
Net unrealized securities holding gains (losses)	7,647	(60,010)	(16,765)

Cash flow hedges:
Change in fair value of cash flow hedges	(2,829)	(2,899)	37
Reclassification adjustment for (income) expense recognized in earnings	—	(168)	(7)
Income tax (expense) benefit	803	788	—
Net change in fair value of cash flow hedges, net of taxes	(2,026)	(2,279)	30

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(3,632)	—	—
Income tax (expense) benefit	945	—	—
Net reclassification adjustment for change in fair value of cash flow hedges	(2,687)	—	—

Net change in fair value of cash flow hedges	661

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	1,135	611	183
Income tax (expense) benefit	(294)	(159)	(48)
Net adjustment of accumulated obligation for postretirement benefits	841	452	135

Other comprehensive gain (loss), net of taxes	9,149	(61,837)	(16,600)

Comprehensive income	84,148	47,907	98,840

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2023, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$—	$992,125
Net income	—	—	74,999	—	—	—	74,999
PCSB acquisition	118	167,212	—	—	—	—	167,330
Other comprehensive income (loss)	—	—	—	9,149	—	—	9,149
Common stock dividends of $0.54 per share	—	—	(47,926)	—	—	—	(47,926)
Restricted stock awards, net of awards surrendered	—	(4,720)	—	—	3,964	—	(756)
Compensation under recognition and retention plans	—	4,093	(370)	—	—	—	3,723
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$—	$1,198,644

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2023, 2022 and 2021

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2023, 2022 and 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2020	$852	$737,178	$264,892	$16,490	$(77,343)	$(291)	$941,778
Net income	—	—	115,440	—	—	—	115,440
Other comprehensive income (loss)	—	—	—	(16,600)	—	—	(16,600)
Common stock dividends of $0.480 per share	—	—	(37,463)	—	—	—	(37,463)
Restricted stock awards, net of awards surrendered	—	(3,192)	—	—	2,604	—	(588)
Compensation under recognition and retention plans	—	2,603	(230)	—	—	—	2,373
Treasury stock, repurchase shares	—	—	—	—	(9,979)	—	(9,979)
Common stock held by ESOP committed to be released (26,454 shares)	—	237	—	—	—	144	381
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Cash flows from operating activities:
Net income	$74,999	$109,744	$115,440
Adjustments to reconcile net income to net cash provided from operating activities:
Provision (credit) for credit losses	38,207	8,627	(7,837)
Deferred income tax expense	16,167	4,357	5,833
Depreciation of premises and equipment	8,159	6,027	5,789
(Accretion) amortization of investment securities deferred, net	(8,658)	1,631	3,162
(Accretion) amortization of premiums and discounts and deferred loan and lease origination costs, net	(4,708)	4,934	6,278
Amortization of identified intangible assets	7,840	494	876
Amortization of debt issuance costs	100	101	100
(Accretion) amortization of acquisition fair value adjustments, net	(1,611)	41	(80)
(Gain) loss on investment securities, net	(1,704)	(321)	38
Gain on sales of loans and leases	(2,581)	(4,136)	(3,737)
(Loss) gain on sales of OREO	4	—	(2,231)
Write-down of OREO and other repossessed assets	181	178	239
Compensation under recognition and retention plans	3,723	3,062	2,373
ESOP shares committed to be released	—	356	381
Net change in:
Cash surrender value of bank-owned life insurance	(1,269)	(1,025)	(691)
Equity securities held-for-trading	—	—	520
Other assets	13,758	(48,725)	74,662
Accrued expenses and other liabilities	(26,010)	35,416	(67,903)
Net cash provided from operating activities	116,597	120,761	133,212

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	229,981	78,778	39,132
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	272,419	98,572	184,199
Purchases of investment securities available-for-sale	(362,905)	(197,632)	(223,073)
Proceeds from redemption/sales of restricted equity securities	48,489	29,923	28,473
Purchase of restricted equity securities	(50,775)	(66,153)	(7,668)
Proceeds from sales of loans and leases held-for-investment, net	244,133	463,937	387,529
Net increase in loans and leases	(955,593)	(959,561)	(282,304)
Acquisitions, net of cash and cash equivalents acquired	(80,209)	—	—

Purchase of premises and equipment, net	(12,357)	(7,388)	(4,789)
Proceeds from sales of OREO and other repossessed assets	1,552	1,831	9,615
Net cash (used for) provided from investing activities	(665,265)	(557,693)	131,114

			(Continued)

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(402,552)	(532,446)	605,121
Increase (decrease) in certificates of deposit and brokered certificates of deposit	859,866	4,686	(465,867)
Proceeds from FHLB advances	6,155,000	8,608,609	377,682
Repayment of FHLB advances	(6,222,735)	(7,518,693)	(878,624)
(Decrease) increase in other borrowed funds, net	(41,529)	(14,732)	37,865
(Decrease) increase in mortgagors' escrow accounts, net	(678)	(689)	395
Repurchases of common stock	—	(13,780)	(9,979)
Payment of dividends on common stock	(47,926)	(40,077)	(37,463)
Payment of income taxes for shares withheld in share based activity	(710)	(724)	(636)
Net cash provided from (used for) financing activities	298,736	492,154	(371,506)
Net increase (decrease) in cash and cash equivalents	(249,932)	55,222	(107,180)
Cash and cash equivalents at beginning of year	382,959	327,737	434,917
Cash and cash equivalents at end of year	$133,027	$382,959	$327,737

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$238,396	$41,040	$30,294
Income taxes	8,632	22,554	27,797
Non-cash investing activities:
Transfer from loans to other real estate owned and other repossessed assets	$3,023	$1,699	$1,826
Acquisition of PCSB Financial Corporation
Fair value of assets acquired, net of cash and cash equivalents acquired	$1,931,528	—	—
Fair value of liabilities assumed	1,676,110	—	—
Common stock issued	118	—	—

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company, Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution, and PCSB Bank, a New York-chartered commercial bank (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Clarendon Private, LLC ("Clarendon Private"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Until February 14, 2020 (the "Merger Closing Date"), the Company was also the parent of First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company. Effective upon the Merger Closing Date, First Ipswich was merged with and into Brookline Bank, with Brookline as the surviving institution. Brookline Securities Corp. ("BSC"), previously a subsidiary of the Company was dissolved in November 2023.
Brookline Bank, which includes its wholly-owned subsidiaries Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the Greater Boston metropolitan area with two additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 22 full-service banking offices in the Greater Providence, Rhode Island area. Macrolease Corporation ("Macrolease"), previously a subsidiary of BankRI, was merged into Eastern Funding LLC in the second quarter of 2022. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
The Company's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Central New England and the Lower Hudson Valley of New York, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and wealth and investment advisory services. The Company also provides specialty equipment financing through its subsidiary Eastern Funding, which is based in New York City, New York, and Plainview, New York.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As a Massachusetts-chartered trust company, Brookline Bank is also subject to supervision, examination and regulation by Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to regulation, examination and regulation by the Banking Division of the Rhode Island Department of Business Regulation. As a New York chartered commercial bank, PCSB Bank is subject to supervision, examination and regulation by the New York State Department of Financial Services. Clarendon Private is also subject to regulation by the SEC.
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
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," "held-to-maturity," or "held-for-trading." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the Federal Home Loan Bank ("FHLB") of Boston and New York, the Federal Reserve Bank of Boston, the Federal Reserve Bank of New York, and other restricted equities are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2023 and 2022, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Restricted Equity Securities
The Company invests in the stock of the FHLB, the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLB, are required to maintain investments in the capital stock of the FHLB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLB advances. The Company has also purchased Federal Reserve Bank of Boston and Federal Reserve Bank of New York stock which is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2023 and 2022, no impairment has been recognized.
Loans
Loans and Leases Held-to-Maturity
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
Loans and Leases Held-for-Sale
Management identifies and designates certain newly originated loans and leases for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans and leases are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are included in the determination of the gain or loss on sale. The Company had no loans and leases held-for-sale as of December 31, 2023 and 2022.
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
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller-balance, homogeneous loans that are evaluated collectively for impairment, such as residential, home equity and other consumer loans are specifically excluded from the impaired loan portfolio except where the loan is modified. The Company has defined the population of impaired loans to include nonaccrual loans and modified loans.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Loan Modifications
In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, whether the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, if the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, if the debtor has securities that have been delisted or are in the process of being delisted, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
Disclosable modifications under current guidance include principal forgiveness, interest rate reductions, significant payment delays, maturity extensions, or any combination of the aforementioned modifications. The Company tracks and discloses the performance of these modifications with respect to delinquency and re-modification status.
The current guidance also eliminates the requirement to measure the allowance using a Discounted Cash Flow (“DCF”) methodology, and allows for a portfolio-based methodology for modified loans to troubled borrowers. If the DCF approach is still utilized for individually evaluated loans, the discount rate used must be the modified effective interest rate, rather than the original effective interest rate. Typically, modified loans to troubled borrowers are Substandard credits and are already evaluated for impairment on an individual basis.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast, therefore, the models employ mean reversion techniques at the input level to predict credit losses for loans that are expected to mature beyond the forecast period. The forecasts utilized at December 31, 2023 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.

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

For December 31, 2023, management applied qualitative adjustments to the CRE lifetime loss rate and C&I lifetime loss rate. These adjustments were made based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. These qualitative adjustments resulted in additions to reserves for the CRE and C&I portfolio, as compared to the model output.

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
Leases
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have terms ranging from 1 year to over 20 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. Right-of-use lease assets are carried on the balance sheet at amortized cost and corresponding lease liabilities are carried on the balance sheet at present value of the future minimum lease payments, adjusted for any initial direct costs and incentives. All of the Company's current outstanding leases are classified as operating leases.
Bank-Owned Life Insurance
The Company acquired bank-owned life insurance ("BOLI") plans as part of its acquisitions of PCSB Bank, First Ipswich Bank and BankRI. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI and Brookline Bank as successor in interest to First Ipswich Bank, are the beneficiaries of their respective policies. The Banks utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including their retirement obligations and Supplemental Executive Retirement Plans ("SERPs").
Since the Banks are the primary beneficiaries of their respective insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. Cash proceeds, if any, are classified as cash flows from investing activities.
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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. A Company can perform a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. However, in accordance with ASC 350-20-35-3B, an entity can bypass the qualitative assessment and perform the quantitative impairment test. Given the current economic environment, a quantitative analysis was performed where management selected a sample of comparable acquisitions and calculated the control premium associated with each sale. The Company’s market capitalization times the sampled control premium allowed management to compare the calculated fair value to the Company’s current book value to determine if an adjustment to goodwill is warranted. The Company did not have any impairment of Goodwill and other identified intangible assets as of December 31, 2023 and 2022. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.

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
The Company previously maintained an Employee Stock Ownership Plan ("ESOP") which was closed pending final regulatory and government approval.
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
Earnings per Common Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of Treasury shares and unvested shares of restricted stock. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method. Management evaluated the "two class" method and concluded that the method did not apply to the Company's EPS calculation.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Business Combinations
Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans and leases, core deposit intangibles and time deposits. The excess of the cost of acquisition over these fair values is recognized as goodwill. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the acquisition of PCSB can be found in Note 2 "Acquisitions" within the notes to the consolidated financial statements.
Treasury Stock
Any shares repurchased under the Company's share repurchase programs were purchased in open-market transactions and are held as treasury stock. Treasury stock also consists of common stock withheld to satisfy federal, state and local income tax withholding requirements for employee restricted stock awards upon vesting. All treasury stock is held at cost.
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2023, 2022 and 2021. Therefore, the Company has determined to be a single segment.
Accounting Standards Adopted in 2023, 2022 and 2021
In March 2020, the FASB issued ASU 2020-04, " Reference Rate Reform (Topic 848)-Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients provided that those elections are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
During the year ended December 31, 2023, the Company incurred merger-related expenses totaling $7.4 million.
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
______________________________________________________________________
(1) Includes approximately $16.5 million of Bond Anticipation Notes ("BANs") and Tax Anticipation Notes ("TANs") that were subsequently reclassified as investments.
In connection with the merger, the Company recorded $80.8 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
In 2023, the Company restructured the investment portfolio acquired from PCSB. The Company sold approximately 75% of the portfolio which equates to $228.3 million of book value of predominantly longer dated Agency mortgage-backed securities ("MBS"), Agency collateralized mortgage obligations ("CMOs"), corporate and municipal securities. The weighted average duration of these securities was 6.1 years with an average risk weighting of assets of 33%. The Company recognized a $1.7 million gain from selling these securities.
Proceeds from the sale and additional cash on hand was used to purchase $379.5 million of short duration securities, the majority of which are US Treasuries, Agency debt and Agency MBS, and a small position of short term Municipal Bond Anticipation Notes. Additional details can be found in Note 3, "Investment Securities".
The weighted average duration of these securities was 2.1 years with an average risk weighting of assets of 8%.
Loans
The fair value of the loan portfolio was calculated on an individual loan basis using discounted cash flow analysis, with results presented and assumptions applied on a summary basis based on pools in which the loans were classified. This analysis took into consideration the contractual terms of the loans and assumptions related to the discount rate, including cost of debt, cost of equity, servicing cost and other liquidity/risk premium considerations to estimate the projected cash flows and prepayment rate. The loss rates for the loans were estimated using Probability of Default (cumulative) and Loss Given Default assumptions. The assumptions used in determining the fair value of the loan portfolio were considered reasonable from a market-participant viewpoint.
The Company recorded a $49.8 million discount from the results of the loan accounting valuation.
Deposits - Core Deposits Intangible ("CDI")
Accounts included in the CDI include demand deposits, NOW accounts, money market accounts and savings accounts. The fair value of the CDI was derived from using a financial institution-specific income approach, specifically the after-tax cost savings method. Assumptions used in the valuation of the CDI include customer attrition, deposit interest rates, service charge income, overhead expense, discount rate, and costs of alternative funding.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplemental Pro Forma Financial Information
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2022:

	At December 31,
	2023	2022
	(In Thousands)
Net interest income	339,711	362,773
Non-interest income	30,230	32,290
Net income	94,073	104,558
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
In addition, the supplemental pro forma financial information was adjusted to include the $7.4 million of merger-related expenses recognized during the twelve months ended December 31, 2023, as summarized in the following table:

At December 31,
2023
(In Thousands)
Compensation and benefits (1)	$1,750
Technology and equipment (2)	1,857
Professional and outside services (3)	3,563
Other expense (4)	242
Total merger-related expenses	$7,412
______________________________________________________________________
(1) Comprised primarily of severance and employee retention costs.
(2) Comprised primarily of technology contract termination fees.
(3) Comprised primarily of advisory, legal, accounting, and other professional fees.
(4) Comprised primarily of costs of travel and other miscellaneous expenses.

Brookline Bancorp, Inc.’s operating results for the year ended December 31, 2023 include the operating results of acquired assets and assumed liabilities of PCSB subsequent to the merger on January 1, 2023. The amount of net interest income, non-interest income and net income of $63.2 million, $4.5 million and $3.3 million, respectively, attributable to the acquisition of PCSB were included in Brookline Bancorp, Inc.’s Consolidated Statement of Income for the year ended December 31, 2023. PCSB’s net interest income, non-interest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.
(3) Cash, Cash Equivalents and Short-Term Investments
Aggregate reserve balances included in cash and cash equivalents were $108.3 million and $301.2 million, respectively, as of December 31, 2023 and 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Short-term investments are summarized as follows:

	At December 31,
	2023	2022
	(In Thousands)
FRB interest bearing reserve	$86,864	$141,198
FHLB overnight deposits	11,649	49,994
Total short-term investments	$98,513	$191,192
Short-term investments are stated at cost which approximates market value.
(4) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$220,604	$517	$19,994	$201,127
GSE CMOs	66,463	33	4,879	61,617
GSE MBSs	186,614	62	16,679	169,997
Municipal obligations	18,785	184	47	18,922
Corporate debt obligations	20,521	82	887	19,716
U.S. Treasury bonds	470,764	423	26,450	444,737
Foreign government obligations	500	—	15	485
Total investment securities available-for-sale	$984,251	$1,301	$68,951	$916,601

	At December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$176,751	$—	$24,329	$152,422
GSE CMOs	19,977	—	1,757	18,220
GSE MBSs	159,824	1	19,249	140,576
Corporate debt obligations	14,076	—	312	13,764
U.S. Treasury bonds	362,850	280	31,823	331,307
Foreign government obligations	500	—	23	477
Total investment securities available-for-sale	$733,978	$281	$77,493	$656,766
As of December 31, 2023, the fair value of all investment securities available-for-sale was $916.6 million, with net unrealized losses of $67.7 million, compared to a fair value of $656.8 million and net unrealized losses of $77.2 million as of December 31, 2022. As of December 31, 2023, $717.2 million, or 77.8% of the portfolio, had gross unrealized losses of $69.0 million, compared to $630.5 million, or 96.0% of the portfolio, with gross unrealized losses of $77.5 million as of December 31, 2022.
As of December 31, 2023 and 2022, the Company did not hold any securities as held to maturity; all securities were held as available-for-sale.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Investment Securities as Collateral
As of December 31, 2023 and 2022, respectively, $791.2 million and $387.9 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; FRB borrowings; and FHLB of Boston and FHLB of New York borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2023 and 2022.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.1 million and $2.6 million, respectively, as of December 31, 2023 and 2022.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023 and 2022.
Assessment for Available for Sale Securities for Impairment
Investment securities as of December 31, 2023 and 2022 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,964	$12	$121,993	$19,982	$132,957	$19,994
GSE CMOs	42,057	3,547	14,571	1,332	56,628	4,879
GSE MBSs	34,317	561	122,367	16,118	156,684	16,679
Municipal obligations	3,859	47	—	—	3,859	47
Corporate debt obligations	10,911	810	6,427	77	17,338	887
U.S. Treasury bonds	117,132	676	232,074	25,774	349,206	26,450
Foreign government obligations	—	—	485	15	485	15
Temporarily impaired investment securities available-for-sale	219,240	5,653	497,917	63,298	717,157	68,951
Total temporarily impaired investment securities	$219,240	$5,653	$497,917	$63,298	$717,157	$68,951

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,719	$1,255	$95,703	$23,076	$152,422	$24,331
GSE CMOs	16,411	1,563	1,809	192	18,220	1,755
GSE MBSs	97,858	9,823	42,500	9,426	140,358	19,249
U.S. Treasury bonds	139,103	3,723	166,150	28,100	305,253	31,823
Foreign government obligations	477	23	—	—	477	23
Temporarily impaired investment securities available-for-sale	324,332	16,699	306,162	60,794	630,494	77,493
Total temporarily impaired investment securities	$324,332	$16,699	$306,162	$60,794	$630,494	$77,493
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of December 31, 2023. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of December 31, 2023. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLB and the Federal Farm Credit Bank. As of December 31, 2023, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $33.9 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $2.7 million as of December 31, 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2023, the Company owned 43 GSE debentures with a total fair value of $201.1 million, and a net unrealized loss of $19.5 million. The acquisition of PSCB accounted for $39.2 million of the total fair value at December 31, 2023. As of December 31, 2022, the Company held 32 GSE debentures with a total fair value of $152.4 million, and a net unrealized loss of $24.3 million. As of December 31, 2023, 27 of the 43 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 31 of the 32 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. During the twelve months ended December 31, 2023, the Company purchased $40.8 million of GSE debentures securities compared to the same period in 2022, when the Company did not purchase any GSE debentures securities.
As of December 31, 2023, the Company owned 60 GSE CMOs with a total fair value of $61.6 million and a net unrealized loss of $4.8 million. The acquisition of PSCB accounted for $47.0 million of the total fair value at December 31, 2023. As of December 31, 2022, the Company held 32 GSE CMOs with a total fair value of $18.2 million with a net unrealized loss of $1.8 million. As of December 31, 2023, 57 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2023 and 2022, the Company did not purchase any GSE CMOs.
As of December 31, 2023, the Company owned 146 GSE MBSs with a total fair value of $170.0 million and a net unrealized loss of $16.6 million. The acquisition of PSCB accounted for $46.5 million of the total fair value at December 31, 2023. As of December 31, 2022, the Company held 134 GSE MBSs with a total fair value of $140.6 million with a net unrealized loss of $19.2 million. As of December 31, 2023, 125 of the 146 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 128 of the 134 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the twelve months ended December 31, 2023, the Company purchased $39.4 million of GSE MBS securities compared to the same period in 2022, when the Company did not purchase any GSE debentures securities.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. As of December 31, 2023, the Company owned 44 municipal obligation securities with a total fair value of $18.9 million and a net unrealized gain of $0.1 million. The acquisition of PCSB, and purchases year to date accounted for all of the total fair value at December 31, 2023. As of December 31, 2022, the Company did not hold any municipal securities. As of December 31, 2023, 6 of the 44 securities in this portfolio were in an unrealized loss position. During the twelve months ended December 31, 2023, the Company purchased $10.0 million of municipal securities compared to the same period in 2022 when the Company did not purchase any municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2023, the Company owned 11 corporate obligation securities with a total fair value of $19.7 million and a net unrealized loss of $0.8 million. The acquisition of PSCB accounted for $13.3 million of the total fair value at December 31, 2023. As of December 31, 2022, the Company held 4 corporate obligation securities with a total fair value of $13.8 million and a net unrealized loss of $0.3 million. As of December 31, 2023, 9 of the 11 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, all of the securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2023 and 2022, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2023, the Company owned 66 U.S. Treasury bonds with a total fair value of $444.7 million and a net unrealized loss of $26.0 million. The acquisition of PSCB accounted for $166.1 million of the total fair value at December 31, 2023. As of December 31, 2022, the Company owned 41 U.S. Treasury bonds with a total fair value of $331.3 million and a net unrealized loss of $31.5 million. As of December 31, 2023, 53 of the 66 securities in this portfolio were in an unrealized loss position. As of December 31, 2022, 38 of the 41 securities in this portfolio were in unrealized loss positions. During the twelves months ended December 31, 2023 the Company purchased $272.7 million U.S. Treasury bonds compared to the same period in 2022 when the Company purchased $197.1 million, of U.S. Treasury bonds.
Foreign Government Obligations
As of December 31, 2023 and 2022, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2023 and 2022, the security was in an unrealized loss position. During the twelves months ended December 31, 2023 the Company did not purchase any foreign government obligation securities, compared to the same period in 2022 when the Company repurchased the foreign government obligation security that matured during the first quarter of 2022.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2023			2022
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$141,989	$141,340	4.27%	$119,912	$119,075	3.10%
After 1 year through 5 years	342,525	332,734	3.15%	163,941	156,120	2.40%
After 5 years through 10 years	268,182	233,059	1.69%	291,284	244,847	1.30%
Over 10 years	231,555	209,468	3.35%	158,841	136,724	2.10%
	$984,251	$916,601	3.00%	$733,978	$656,766	2.06%
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
As of December 31, 2023, issuers of debt securities with an estimated fair value of $122.0 million had the right to call or prepay the obligations. Of the $122.0 million, approximately $6.4 million matures in less then 1 year, $59.7 million matures in 1-5 years, $48.0 million matures in 6-10 years, and $7.9 million mature after ten years. As of December 31, 2022, issuers of debt securities with an estimated fair value of approximately $53.1 million had the right to call or prepay the obligations. Of the $53.1 million, approximately $2.5 million matures in less than 1 year, $6.3 million matures in 1-5 years, $37.4 million matures in 6-10 years, and $6.9 million matures after ten years.
Security Sales
The proceeds from the sale of investment securities available-for-sale were $230.0 million during the year ended December 31, 2023. This compares to $78.8 million securities sold during the year ended December 31, 2022. Securities sales executed during the twelve months ended were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022
	(In Thousands)
Proceeds from sales of investment securities available-for-sale	$229,981	$78,778

Gross gains from sales	2,705	—
Gross losses from sales	(1,001)	(5,785)
Gain (loss) on sales of securities, net	$1,704	$(5,785)
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2023	2022
	(In Thousands)
FHLB stock	$55,548	$52,914
FRB stock	21,881	18,241
Other restricted equity securities	166	152
	$77,595	$71,307
The Company invests in the stock of FHLB Boston and New York as one of the requirements to borrow. As of December 31, 2023 and 2022, FHLB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLB Boston paid a dividend to member banks at an annualized rate of 765 basis points in 2023. The FHLB Boston increased its dividend from 667 basis points in the first quarter of 2023 to 831 basis points in the fourth quarter of 2023. The FHLB New York paid a dividend to member banks at an annualized rate of 888 basis points in 2023. The FHLB New York increased its dividend from 775 basis points in the first quarter of 2023 to 975 basis points in the fourth quarter of 2023. As of December 31, 2023, the Company's investment in FHLB stock met the total stock investment requirement.
The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2023 and 2022, Federal Reserve Bank stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At December 31, 2023		At December 31, 2022

	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$4,047,288	5.47%	$3,046,746	4.93%
Multi-family mortgage	1,415,191	5.14%	1,150,597	4.74%
Construction	302,050	6.86%	206,805	6.51%
Total commercial real estate loans	5,764,529	5.46%	4,404,148	4.95%
Commercial loans and leases:
Commercial	984,441	6.83%	752,948	6.03%
Equipment financing	1,370,648	7.76%	1,216,585	7.04%
Condominium association	44,579	5.05%	46,966	4.80%
Total commercial loans and leases	2,399,668	7.33%	2,016,499	6.61%
Consumer loans:
Residential mortgage	1,082,804	4.41%	844,614	3.98%
Home equity	344,182	8.03%	322,622	7.00%
Other consumer	50,406	7.68%	56,505	6.65%
Total consumer loans	1,477,392	5.36%	1,223,741	4.90%
Total loans and leases	$9,641,589	5.91%	$7,644,388	5.38%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $39.1 million and $26.1 million at December 31, 2023 and December 31, 2022, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination costs and premium and discount on acquired loans included in total loans and leases were $(29.0) million and $11.3 million as of December 31, 2023 and 2022, respectively.
The Banks and their subsidiaries lend primarily in New England and New York, with the exception of equipment financing, of which 29% is in the Greater New York and New Jersey metropolitan area and 71% of which is in other areas in the United States of America as of December 31, 2023.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(Dollars In Thousands)
Balance at beginning of year	$123,577	$111,326
New loans granted during the year	2,942	1,675
New loans to existing relationship	6,408	1,233
Net (repayments)/additional drawals	572	9,343
Balance at end of year	$133,499	$123,577
Unfunded commitments on extensions of credit to related parties totaled $30.1 million and $12.1 million as of December 31, 2023 and 2022, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2023 and 2022, there were $3.5 billion and $2.4 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings, and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2023 and 2022.
(7) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	(1,204)	(19,990)	(41)	(21,235)
Recoveries	132	1,406	34	1,572
Provision (credit) for loan and lease losses excluding unfunded commitments	14,328	21,537	2,838	38,703
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
The table above excludes the establishment of the initial reserve for PCD loans and leases of $2.3 million, net of
$2.3 million of day one charge-offs recognized at the date of the acquisition in accordance with GAAP.

	Year Ended December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(5,068)	(28)	(5,133)
Recoveries	24	1,725	64	1,813
Provision (credit) for loan and lease losses excluding unfunded commitments	(1,046)	2,892	872	2,718
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $19.8 million, and $20.6 million at December 31, 2023 and December 31, 2022, respectively. $17.1 million of the allowance for credit losses for unfunded commitments at December 31, 2023 was collectively evaluated.
Provision for Credit Losses
The (credit) provisions for credit losses are set forth below for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$14,328	$(1,046)	$(10,903)
Commercial	21,537	2,892	3,480
Consumer	2,838	872	(2,138)
Total provision (credit) for loan and lease losses	38,703	2,718	(9,561)
Unfunded credit commitments	(835)	5,807	1,724
Investment securities available-for-sale	339	102	—
Total provision (credit) for credit losses	$38,207	$8,627	$(7,837)
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of Gross Domestic Product ("GDP"), interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at December 31, 2023 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2023, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $108.4 million as of December 31, 2023, compared to $95.4 million as of December 31, 2022. The increase in the general allowance was primarily driven by the acquisition of PCSB Bank in 2023, which contributed $14.7 million of the $13.0 million increase, and was offset by an overall decrease in the general allowance of all entities, excluding PCSB Bank.
The specific allowance for loan and lease losses was $9.1 million as of December 31, 2023, compared to $3.1 million as of December 31, 2022. The increase of $6.0 million was primarily driven by a $5.0 million increase in the specific reserve for commercial real estate relationships and a $1.5 million increase in specific reserve for select equipment financing relationships, offset by a $0.6 million decrease in the specific reserve for C&I relationships.
As of December 31, 2023, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolio.

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
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2023 and December 31, 2022 by credit quality indicator and year originated.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$386,962	$690,374	$776,834	$378,322	$422,028	$1,245,148	$75,746	$14,882	$3,990,296
OAEM	—	—	2,529	3,300	1,784	1,674	—	—	9,287
Substandard	—	—	—	—	22,685	23,089	—	—	45,774
Doubtful	—	—	—	—	—	1,931	—	—	1,931
Total	386,962	690,374	779,363	381,622	446,497	1,271,842	75,746	14,882	4,047,288
Current -period gross writeoffs	—	4	942	—	—	258	—	—	1,204

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Multi-Family Mortgage
Pass	68,963	217,727	256,198	165,770	193,162	468,623	5,947	36,585	1,412,975
Substandard	—	—	—	—	—	2,216	—	—	2,216
Total	68,963	217,727	256,198	165,770	193,162	470,839	5,947	36,585	1,415,191
Construction
Pass	25,691	212,904	36,192	6,292	1,176	239	5,984	—	288,478
Substandard	—	2,417	11,155	—	—	—	—	—	13,572
Total	25,691	215,321	47,347	6,292	1,176	239	5,984	—	302,050
Commercial
Pass	220,563	137,332	125,385	37,601	23,046	69,104	337,316	3,570	953,917
OAEM	—	—	79	2,081	1,291	—	1,827	8,225	13,503
Substandard	4	—	9	—	12,362	273	981	3,388	17,017
Doubtful	—	—	—	—	1	1	—	2	4

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Total	220,567	137,332	125,473	39,682	36,700	69,378	340,124	15,185	984,441
Current-period gross writeoffs	1,000	3,500	4,842	1,164	673	2,379	—	—	13,558
Equipment Financing
Pass	443,878	389,083	205,208	125,888	88,465	74,727	12,919	5,740	1,345,908
OAEM	—	2,144	1,232	1,033	159	—	—	—	4,568
Substandard	1,250	8,107	4,105	2,181	2,255	2,259	—	—	20,157
Doubtful	—	—	—	—	—	15	—	—	15
Total	445,128	399,334	210,545	129,102	90,879	77,001	12,919	5,740	1,370,648
Current-period gross writeoffs	498	1,075	1,915	122	553	2,275	—	—	6,438
Condominium Association
Pass	4,460	7,569	9,186	6,686	4,414	9,086	3,010	168	44,579
Total	4,460	7,569	9,186	6,686	4,414	9,086	3,010	168	44,579
Other Consumer
Pass	408	200	516	5	21	2,062	47,191	3	50,406
Total	408	200	516	5	21	2,062	47,191	3	50,406
Current-period gross writeoffs	6	—	2	—	11	9	—	—	28
Total
Pass	1,150,925	1,655,189	1,409,519	720,564	732,312	1,868,989	488,113	60,948	8,086,559
OAEM	—	2,144	3,840	6,414	3,234	1,674	1,827	8,225	27,358
Substandard	1,254	10,524	15,269	2,181	37,302	27,837	981	3,388	98,736
Doubtful	—	—	—	—	1	1,947	—	2	1,950
Total	$1,152,179	$1,667,857	$1,428,628	$729,159	$772,849	$1,900,447	$490,921	$72,563	$8,214,603
As of December 31, 2023, there were no loans categorized as definite loss.

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$475,105	$622,952	$290,913	$362,339	$210,954	$971,274	$55,464	$9,167	$2,998,168
OAEM	—	2,600	112	14,805	2,841	25,875	—	—	46,233

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
Substandard	—	—	—	—	—	2,345	—	—	2,345
Total	475,105	625,552	291,025	377,144	213,795	999,494	55,464	9,167	3,046,746
Multi-Family Mortgage
Pass	162,139	226,502	132,893	114,109	142,271	324,415	4,823	36,662	1,143,814
Substandard	—	—	—	—	—	6,783	—	—	6,783
Total	162,139	226,502	132,893	114,109	142,271	331,198	4,823	36,662	1,150,597
Construction
Pass	82,650	73,995	13,787	16,421	3,306	—	6,456	—	196,615
OAEM	842	8,641	—	—	—	—	—	—	9,483
Substandard	—	—	—	—	—	707	—	—	707
Total	83,492	82,636	13,787	16,421	3,306	707	6,456	—	206,805
Commercial
Pass	178,212	116,674	48,713	22,809	29,350	52,866	273,467	1,071	723,162
OAEM	—	109	—	14,821	—	—	2,187	—	17,117
Substandard	—	3,835	1,215	494	—	30	6,461	632	12,667
Doubtful	—	—	—	—	—	1	—	1	2
Total	178,212	120,618	49,928	38,124	29,350	52,897	282,115	1,704	752,948
Equipment Financing
Pass	443,323	282,398	185,007	140,931	76,595	60,980	13,236	1,301	1,203,771
OAEM	1,019	1,453	184	455	13	—	—	—	3,124
Substandard	608	784	1,514	2,597	2,503	1,669	—	—	9,675
Doubtful	—	—	—	—	2	13	—	—	15
Total	444,950	284,635	186,705	143,983	79,113	62,662	13,236	1,301	1,216,585
Condominium Association
Pass	5,821	7,743	8,810	5,858	1,603	12,227	4,823	23	46,908
Substandard	—	—	—	—	—	58	—	—	58
Total	5,821	7,743	8,810	5,858	1,603	12,285	4,823	23	46,966
Other Consumer
Pass	411	393	15	13	1,503	750	53,418	1	56,504
Substandard	—	—	—	—	—	—	1	—	1
Total	411	393	15	13	1,503	750	53,419	1	56,505
Total
Pass	1,347,661	1,330,657	680,138	662,480	465,582	1,422,512	411,687	48,225	6,368,942
OAEM	1,861	12,803	296	30,081	2,854	25,875	2,187	—	75,957
Substandard	608	4,619	2,729	3,091	2,503	11,592	6,462	632	32,236
Doubtful	—	—	—	—	2	14	—	1	17
Total	$1,350,130	$1,348,079	$683,163	$695,652	$470,941	$1,459,993	$420,336	$48,858	$6,477,152
As of December 31, 2022, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$72,022	$161,491	$210,338	$118,752	$84,792	$261,474	$4,998	$439	$914,306
661 - 700	12,200	20,824	11,059	7,970	4,402	24,152	—	—	80,607
600 and below	1,943	12,108	7,197	7,093	5,449	23,838	—	—	57,628
Data not available*	1,353	2,246	3,025	—	448	23,163	28	—	30,263
Total	87,518	196,669	231,619	133,815	95,091	332,627	5,026	439	1,082,804
Current-period gross writeoffs	—	—	—	—	—	25	—	—	25
Home Equity
Credit Scores
Over 700	5,505	3,807	1,667	769	1,218	7,366	272,169	4,617	297,118
661 - 700	1,005	310	—	36	—	671	21,936	830	24,788
600 and below	148	143	41	—	39	402	17,349	2,008	20,130
Data not available*	23	—	1	—	—	45	2,062	15	2,146
Total	$6,681	$4,260	$1,709	$805	$1,257	$8,484	$313,516	$7,470	$344,182
* Represents loans made to trusts and purchased mortgages.

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$108,125	$176,341	$95,484	$61,763	$38,949	$132,359	$4,942	$348	$618,311
661 - 700	15,018	21,450	17,611	11,388	8,308	29,999	—	—	103,774
600 and below	6,133	3,754	5,275	2,833	2,264	14,688	—	—	34,947
Data not available*	28,097	6,661	712	3,316	—	48,796	—	—	87,582
Total	157,373	208,206	119,082	79,300	49,521	225,842	4,942	348	844,614
Home Equity
Credit Scores
Over 700	3,833	1,399	1,128	1,209	984	6,862	247,188	2,304	264,907
661 - 700	787	92	35	249	272	1,329	41,050	296	44,110
600 and below	89	87	48	93	—	360	8,744	595	10,016
Data not available*	6	6	—	—	—	1,029	2,279	269	3,589
Total	$4,715	$1,584	$1,211	$1,551	$1,256	$9,580	$299,261	$3,464	$322,622
* Represents loans made to trusts and purchased mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2023 and 2022.

	At December 31, 2023
	Past Due						Past Due Greater Than 90 Days and Accruing	Non-accrual	Non-accrual with no related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$2,578	$214	$16,915	$19,707	$4,027,581	$4,047,288	$227	$19,608	$740
Multi-family mortgage	346	—	—	346	1,414,845	1,415,191	—	—	—
Construction	—	—	—	—	302,050	302,050	—	—	—
Total commercial real estate loans	2,924	214	16,915	20,053	5,744,476	5,764,529	227	19,608	740
Commercial loans and leases:
Commercial	829	75	3,808	4,712	979,729	984,441	—	3,886	—
Equipment financing	3,202	4,367	8,984	16,553	1,354,095	1,370,648	—	14,984	2,474
Condominium association	—	—	—	—	44,579	44,579	—	—	—
Total commercial loans and leases	4,031	4,442	12,792	21,265	2,378,403	2,399,668	—	18,870	2,474
Consumer loans:
Residential mortgage	934	600	3,063	4,597	1,078,207	1,082,804	—	4,292	2,563
Home equity	1,290	44	387	1,721	342,461	344,182	1	860	—
Other consumer	—	—	—	—	50,406	50,406	—	—	—
Total consumer loans	2,224	644	3,450	6,318	1,471,074	1,477,392	1	5,152	2,563
Total loans and leases	$9,179	$5,300	$33,157	$47,636	$9,593,953	$9,641,589	$228	$43,630	$5,777

There is no interest income recognized on non-accrual loans for the year ending December 31, 2023.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$5,104	$3,947	$35	$9,086
Collectively evaluated	76,306	25,610	6,520	108,436
Total	$81,410	$29,557	$6,555	$117,522

Loans and Leases:
Individually evaluated	$64,953	$27,083	$4,750	$96,786
Collectively evaluated	5,699,576	2,372,585	1,472,642	9,544,803
Total	$5,764,529	$2,399,668	$1,477,392	$9,641,589

	At December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$62	$2,982	$68	$3,112
Collectively evaluated	68,092	23,622	3,656	95,370
Total	$68,154	$26,604	$3,724	$98,482

Loan and Lease Losses:
Individually evaluated	$11,039	$14,346	$3,863	$29,248
Collectively evaluated	4,393,109	2,002,153	1,219,878	7,615,140
Total	$4,404,148	$2,016,499	$1,223,741	$7,644,388
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
CRE	1	$3,195	0.06%	The loan was given a one year maturity extension. The financial effect was deemed "de minimis."
C&I	12	14,463	0.98%	All 12 loans were given six month maturity extensions to assist borrowers. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	16	—%	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Significant Payment Delays
CRE	2	18,792	0.33%	Loans were given two year maturity extensions, with a partial deferral of interest payments. The financial effect was deemed "de minimis."
C&I	10	4,650	0.30%	Loans were given one to 30 months of payment delays and three to 30 month term extensions. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
C&I	10	985	0.07%
A portion of loans were given four month maturity extensions and interest rate reductions. Other loans were given two year maturity extensions and a 5% fixed rate. The financial effect was deemed "de minimis."

Total	37	$42,101	1.74%
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	At December 31, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$41,993	16	—	92	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

At December 31, 2022
(In Thousands)
Troubled debt restructurings:
On accrual	$16,385
On nonaccrual	3,527
Total troubled debt restructurings	$19,912
Total TDR loans and leases were $19.9 million at December 31, 2022.

	At and for the Year Ended December 31, 2022
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial	15	6,227	6,227	2,230	—	—	—
Equipment financing	23	1,203	1,445	—	606	5	301
Home equity	1	106	106	—	—	—	—
Total loans and leases	39	$7,536	$7,778	$2,230	$606	5	$301
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2021
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Commercial real estate	1	$497	$493	$—	$—	—	$—
Commercial	1	19	17	—	—	—	—
Equipment financing	46	3,979	3,500	818	2,364	13	1,491
Residential mortgage	2	1,072	1,061	—	207	—	—
Home equity	1	312	312	—	—	—	—
Total loans and leases	51	5,879	5,383	818	2,571	13	1,491
______________________________________________________________________
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period balances for TDRs that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2022	2021
	(In Thousands)
Extended maturity	$6,931	$2,704
Combination maturity, principal, interest rate	847	2,679
Total loans modified	$7,778	$5,383

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The TDR loans and leases that were modified for the year ending December 31, 2022 were $7.8 million.
Net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the year ending December 31, 2022 were $0.1 million.
The commitments to lend funds to debtors owning receivables whose terms had been modified in TDRs as of December 31, 2022 were $1.9 million.
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2023	2022
	(In Thousands)		(In Years)
Land	$15,440	$12,329	NA
Fine art	620	620	NA
Computer equipment	18,810	16,332	3
Vehicles	280	255	3
Core processing system and software	26,770	25,864	3 to 5
Furniture, fixtures and equipment	18,062	15,882	3 to 15
Office building and improvements	110,279	92,328	10 to 40
Total	190,261	163,610
Accumulated depreciation and amortization	100,408	92,219
Total premises and equipment	$89,853	$71,391
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2023, and 2022, depreciation and amortization expense related to premises and equipment totaled $8.5 million, and $6.1 million respectively.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Balance at beginning of year	$160,427	$160,427
Additions	80,795	—
Balance at end of year	$241,222	$160,427

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the Company's other intangible assets:

	At December 31, 2023			At December 31, 2022
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$68,560	$45,442	$23,118	$38,294	$37,602	$692
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$72,170	$47,963	$24,207	$41,904	$40,123	$1,781
The addition of goodwill and the increase in core deposit intangibles at December 31, 2023 are both due to the acquisition of PCSB which was closed on January 1, 2023.
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.98 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2023, 2022 and 2021.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2024	$6,705
2025	5,603
2026	4,324
2027	3,243
2028	2,162
Thereafter	1,081
Total	$23,118
(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2023 and 2022, BankRI owned seven policies with a net cash surrender value of $44.8 million. As of December 31, 2023, PCSB owned four policies with a net cash surrender value of $36.9 million. As of December 31, 2023 and 2022, Brookline Bank, as successor-in-interest to First Ipswich Bank owned two policies with a net cash surrender value of $0.7 million, respectively.
The Company recorded a total of $2.1 million, $1.0 million, and $1.2 million of tax exempt income from these policies in 2023, 2022, and 2021, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income. Included in the 2023 and 2021 income is a death benefit received on a former employee in the amount of $256 thousand and $228 thousand respectively.
Affordable Housing Investments
The Company invests in affordable housing projects that benefit low- and moderate-income individuals. As of December 31, 2023, the Company had investments in 20 of these projects. The project sponsor or general partner controls the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
project's management. In each case, the Company is a limited partner with less than 99% of the outstanding equity interest in any single project.
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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2023	2022
	(In Thousands)
Investments in affordable housing projects included in other assets	$30,245	$21,985
Unfunded commitments related to affordable housing projects included in other liabilities	14,888	5,211
Investment in affordable housing tax credits	2,951	2,941
Investment in affordable housing tax benefits	521	547

	For the year ended December 31,
	2023	2022	2021
	(In Thousands)
Investment amortization included in provision for income taxes	$3,237	$3,268	$3,192
Amount recognized as income tax benefit	521	547	411

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11) Deposits
A summary of deposits follows:

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,678,406	—%	$1,802,518	—%
NOW accounts	661,863	0.60%	544,118	0.18%
Savings accounts	1,669,018	2.63%	762,271	0.70%
Money market accounts	2,082,810	3.07%	2,174,952	1.63%
Total core deposit accounts	6,092,097	1.84%	5,283,859	0.79%
Certificate of deposit accounts maturing:
Within six months	$854,200	3.62%	$379,017	0.95%
After six months but within 1 year	581,937	4.43%	236,049	1.60%
After 1 year but within 2 years	93,514	3.69%	269,243	2.81%
After 2 years but within 3 years	17,313	1.53%	22,585	1.83%
After 3 years but within 4 years	14,830	1.82%	8,859	0.70%
After 4 years but within 5 years	13,061	3.15%	12,177	1.77%
5+ Years	—	—%	213	3.02%
Total certificate of deposit accounts	1,574,855	3.88%	928,143	1.68%
Brokered deposit accounts	881,173	4.36%	310,144	3.00%
Total deposits	$8,548,125	2.48%	$6,522,146	1.02%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $484.0 million and $272.2 million as of December 31, 2023 and 2022, respectively.
Interest expense on deposit balances is summarized as follows

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$4,275	$853	$493
Savings accounts	27,974	2,228	950
Money market accounts	58,153	15,392	6,214
Certificate of deposit accounts	44,122	8,210	11,758
Brokered deposit accounts	41,141	2,909	1,298
Total interest-bearing deposits	$175,665	$29,592	$20,713
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $69.3 million and $72.8 million as of December 31, 2023 and 2022, respectively.
Collateral Pledged to Deposits
As of December 31, 2023 and 2022, $262.8 million and $205.6 million, respectively, of collateral was pledged for municipal deposits and TT&L.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2023	2022
	(In Thousands)
Advances from the FHLB	$1,223,226	$1,237,823
Subordinated debentures and notes	84,188	84,044
Other borrowed funds	69,256	110,785
Total borrowed funds	$1,376,670	$1,432,652
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Advances from the FHLB	$52,467	$9,355	$3,302
Subordinated debentures and notes	5,476	5,133	4,967
Other borrowed funds	3,968	1,335	174
Total interest expense on borrowed funds	$61,911	$15,823	$8,443
Collateral Pledged to Borrowed Funds
As of December 31, 2023 and 2022, $4.3 billion and $2.1 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLB/FRB borrowings, municipal deposits, and TT&L. The Banks did not have any outstanding FRB borrowings as of December 31, 2023 and 2022.
Advances from the FHLB of Boston and FHLB of New York
FHLB advances mature as follows(1):

	At December 31,
	2023			2022
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$742,100	$—	4.96%	$1,003,300	$—	4.37%
Over 1 year to 2 years	471,322	—	4.88%	226,100	—	4.83%
Over 2 years to 3 years	3,114	—	2.62%	1,371	—	0.41%
Over 3 years to 4 years	340	—	0.76%	—	—	—%
Over 4 years to 5 years	750	—	—%	364	—	0.76%
Over 5 years	5,716	—	3.19%	6,688	—	2.83%
	$1,223,342	$—	4.91%	$1,237,823	$—	4.44%
_______________________________________________________________________________
(1) Excludes $0.1 million in FHLB borrowings fair value adjustment related to the acquisition of PCSB in 2023.
Actual maturities of the advances may differ from those presented above since the FHLB has the right to call certain advances prior to the scheduled maturity.
The FHLB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2023. The Company's remaining borrowing capacity from the FHLB of Boston and FHLB of New York for advances and repurchase agreements was $1.3 billion as of December 31, 2023. The total amount of qualifying collateral for FHLB and FRB borrowings was $3.9 billion as of December 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2023	2022
	(Dollars In Thousands)
Outstanding at end of year	$69,256	$110,785
Average outstanding for the year	124,793	118,383
Maximum outstanding at any month-end	224,020	150,486
Weighted average rate at end of year	4.66%	2.38%
Weighted average rate paid for the year	3.18%	1.13%

In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Repurchase agreements with customers decreased $42.7 million to $9.3 million as of December 31, 2023 from $52.0 million as of December 31, 2022.

As of December 31, 2023, the Banks also have access to funding through certain uncommitted lines via American Financial Exchange (AFX) as well as other large financial institution specific lines.

The Company has access to the FRB's "discount window" to supplement its liquidity. The Company has $273.0 million of borrowing capacity at the FRB as of December 31, 2023. As of December 31, 2023, the Company did not have any borrowings with the FRB outstanding. As of December 31, 2023, the Company had no borrowings outstanding with these committed and uncommitted lines.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2023	December 31, 2022
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month SOFR + 3.10%	June 26, 2033	March 25, 2024	$4,904	$4,887
March 17, 2004	Variable; 3-month CME term SOFR + tenor spread adjustment + 2.79%	March 17, 2034	March 17, 2024	4,857	4,830
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	74,427	74,327
			Total	$84,188	$84,044

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The above carrying amounts of the acquired subordinated debentures included $0.2 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of December 31, 2023. This compares to $0.3 million of accretion adjustments and $0.7 million of capitalized debt issuance costs as of December 31, 2022.
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2023	2022
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$88,435	$414,217
Commercial	279,001	291,188
Residential mortgage	26,170	14,036
Unadvanced portion of loans and leases	1,208,553	1,202,738
Unused lines of credit:
Home equity	762,235	700,201
Other consumer	114,816	97,313
Other commercial	475	526
Unused letters of credit:
Financial standby letters of credit	8,221	13,584
Performance standby letters of credit	29,187	31,330
Commercial and similar letters of credit	3,278	2,619
Interest rate derivatives	225,000	150,000
Loan level derivatives:
Receive fixed, pay variable	1,733,198	1,489,709
Pay fixed, receive variable	1,733,198	1,489,709
Risk participation-out agreements	542,387	393,624
Risk participation-in agreements	100,313	75,223
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	3,262	2,383
Sells foreign currency, buys U.S. currency	3,895	2,400
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
The reserve for unfunded credit commitments, which is included in other liabilities, was $19.8 million and $20.6 million as of December 31, 2023 and December 31, 2022, respectively. See Note 7, "Allowance for Credit Losses" for further discussion on the Company's methodology for determining the ACL, which includes the reserve for unfunded commitments.
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
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as other assets. These leases have terms ranging from 1 year to over 20 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
The Company considered the following criteria when determining whether a contract contains a lease, the existence of an identifiable asset and the right to obtain substantially all of the economic benefits from use of the asset through the period. The Company used the FHLB classic advance rates available as of the lease's start dates as as the discount rate to determine the net present value of the remaining lease payments.
Total lease commitments increased from $19.5 million as of December 31, 2022 to $32.0 million as of December 31, 2023. The increase is primarily due to the addition of leases for PCSB Bank locations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2023	At December 31, 2022	At December 31, 2021
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$8,527	$6,305	$6,163

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,901	$6,481	$6,246
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$15,073	$2,082	$790
Operating leases liabilities	$16,672	$2,082	$790

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$30,863	$19,484	$20,508
Operating lease liabilities	31,998	19,484	20,508

Weighted Average Remaining Lease Term
Operating leases	8.87	7.39	6.36

Weighted Average Discount Rate
Operating leases	4.0%	3.5%	3.1%
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments

(In Thousands)
2024	$8,112
2025	6,686
2026	5,282
2027	4,323
2028	2,826
Thereafter	9,676
Total	$36,905
Less imputed interest	(4,907)
$31,998
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $8.5 million in 2023. This compares to total rent expense of $6.0 million and $5.9 million in 2022 and 2021, respectively.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.2 million in 2023 compared to $0.2 million and $0.1 million in 2022 and 2021 respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2023		2022		2021
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$74,999	$74,999	$109,744	$109,744	$115,440	$115,440

Denominator:
Weighted average shares outstanding	88,230,681	88,230,681	77,079,278	77,079,278	77,974,851	77,974,851
Effect of dilutive securities	—	219,965	—	272,556	—	268,565
Adjusted weighted average shares outstanding	88,230,681	88,450,646	77,079,278	77,351,834	77,974,851	78,243,416

EPS	$0.85	$0.85	$1.42	$1.42	$1.48	$1.48
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2023, 2022 and 2021, the Company’s other comprehensive income (loss) include the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,193)	$(2,242)	$488	$(61,947)
Other comprehensive income (loss)	7,647	(2,026)	1,135	6,756
Reclassification adjustment for (income) expense recognized in earnings	—	2,687	(294)	2,393
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(60,265)	(2,111)	452	(61,924)
Reclassification adjustment for (income) expense recognized in earnings	255	(168)	—	87
Balance at December 31, 2022	$(60,193)	$(2,242)	$488	$(61,947)

	Year Ended December 31, 2021
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2020	$16,582	$7	$(99)	$16,490
Other comprehensive income (loss)	(16,795)	37	183	(16,575)
Reclassification adjustment for (income) expense recognized in earnings	30	(7)	(48)	(25)
Balance at December 31, 2021	$(183)	$37	$36	$(110)

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
The following table reflects the Company's derivative positions as of the date indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes. The Company's cash flow hedges are subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging".

At December 31, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.90	5.35%	3.39%	$(2,608)

At December 31, 2022
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$150,000	3.77	4.11%	3.26%	$(3,030)
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
The Company offers foreign exchange contracts to commercial borrowers to accommodate their business needs. These foreign exchange contracts do not qualify as hedges for accounting purposes. To mitigate the market and liquidity risk associated with these foreign exchange contracts, the Company enters into similar offsetting positions with a third party financial institution.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	153	$69,135	$156,567	$66,330	$244,615	$1,196,551	$1,733,198	$80,118
Pay fixed, receive variable	153	69,135	156,567	66,330	244,615	1,196,551	1,733,198	80,118
Risk participation-out agreements	67	22,979	33,409	6,038	64,875	415,086	542,387	1,238
Risk participation-in agreements	9	—	—	23,155	3,577	73,581	100,313	310

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$3,262	$—	$—	$—	$—	$3,262	$139
Sells foreign currency, buys U.S. currency	28	3,895	—	—	—	—	3,895	132

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	132	$71,547	$69,454	$141,498	$68,140	$1,139,070	$1,489,709	$103,640
Pay fixed, receive variable	132	71,547	69,454	141,498	68,140	1,139,070	1,489,709	103,640
Risk participation-out agreements	54	38,931	22,979	27,508	6,222	297,984	393,624	347
Risk participation-in agreements	8	18,421	—	—	23,766	33,036	75,223	31

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	12	$2,383	$—	$—	$—	$—	$2,383	$130
Sells foreign currency, buys U.S. currency	12	2,400	—	—	—	—	2,400	112

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(In Thousands)
Net (loss) gain recognized in income on:
Net risk participation agreements	$612	$(714)
Foreign exchange contracts	(11)	16
Total	$601	$(698)
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2023 and 2022. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2023, and 2022.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $81.5 million and $2.4 million in the normal course of business as of December 31, 2023 and 2022, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated:

	At December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$234	$—	$234	$—	$—	$234
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$—	$—	$99,876
Risk participation-out agreements	1,238	—	1,238	—	—	1,238
Foreign exchange contracts	139	—	139	—	—	139
Total	$101,487	$—	$101,487	$—	$—	$101,487

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,842	$—	$2,842	$—	$—	$2,842
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$20,353	$61,153	$18,370
Risk participation-in agreements	310	—	310	—	—	310
Foreign exchange contracts	132	—	132	—	—	132
Total	$103,160	$—	$103,160	$20,353	$61,153	$21,654

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$34	$—	$34	$—	$—	$34
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$—	$—	$108,963
Risk participation-out agreements	347	—	347	—	—	347
Foreign exchange contracts	130	—	130	—	—	130
Total	$109,474	$—	$109,474	$—	$—	$109,474

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,170	$—	$3,170	$—	$—	$3,170
Derivatives not designated as hedging instruments:
Loan level derivatives	$108,963	$—	$108,963	$2,393	$—	$106,570
Risk participation-in agreements	31	—	31	—	—	31
Foreign exchange contracts	112	—	112	—	—	112
Total	$112,276	$—	$112,276	$2,393	$—	$109,883
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

	Fair Value
	Year Ended December 31, 2023	Year Ended December 31, 2022
	(Dollars in Thousands)
Derivatives designated as hedges	$(2,608)	$(3,136)
(Loss) in OCI on derivatives (effective portion), net of tax	$(1,582)	$(2,242)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(3,632)	$61
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Current provision:
Federal	$960	$17,414	$25,608
State	1,788	8,434	8,119
Total current provision	2,748	25,848	33,727
Deferred provision (benefit)
Federal	12,922	3,994	3,972
State	3,245	363	1,452
Total deferred provision (benefit)	16,167	4,357	5,424
Total provision for income taxes	$18,915	$30,205	$39,151
Total provision for income taxes differed from the amounts computed due to the following:

	Year Ended December 31,
	2023	2022	2021
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$19,722	$29,390	$32,464
State taxes, net of federal income tax benefit	3,977	6,950	7,561
Bank-owned life insurance	(443)	(215)	(261)
Tax-exempt interest income	(307)	(163)	(171)
Merger and acquisition expense	159	302	—
Energy tax credits	(4,504)	(6,082)	—
Investments in affordable housing projects	(917)	(544)	(565)
Other, net	1,228	567	123
Total provision for income taxes	$18,915	$30,205	$39,151
Effective income tax rate	20.1%	21.6%	25.3%
The Company's effective tax rate was 20.1% as of December 31, 2023 compared to 21.6% as of December 31, 2022. The Company's effective tax rate was lower in 2023 due to the Company's continued participation in energy tax credit investments, and increased benefits in the Company's investments in affordable housing projects.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2023	2022
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$36,168	$30,901
Right-of-use asset - operating leases	8,153	5,048
Deferred compensation	3,022	5,669
Identified intangible assets and goodwill	5,138	5,462
Supplemental Executive Retirement Plans	2,522	2,493
Net operating loss carryforwards	83	—
Postretirement benefits	1,071	1,187
Nonaccrual interest	678	558
Restricted stock and stock option plans	1,039	770
Unrealized loss on investment securities available-for-sale	15,107	17,019
Acquisition fair value adjustments	14,735	—
Other	218	569
Total gross deferred tax assets	87,934	69,676
Deferred tax liabilities:
Operating leases - liability	8,448	5,048
Identified intangible assets and goodwill	8,361	1,910
Deferred loan origination costs, net	3,583	3,507
Depreciation	249	277
Prepaid expense	1,581	290
Accrued Expense	8,756	5,463
Acquisition fair value adjustments	—	944
Other	4	—
Total gross deferred tax liabilities	30,982	17,439
Net deferred tax asset	$56,952	$52,237
The Company has determined that a valuation allowance is not required for any of its deferred tax assets because it believes that it is more likely than not that these assets will reverse against future taxable income.
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2023 and 2022. The Company files U.S. federal and state income tax returns. As of December 31, 2023, the Company is subject to potential examination by the Massachusetts, Rhode Island, New York and several other state taxing authorities, along with the Internal Revenue Service ("IRS") for tax years after December 31, 2020.
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2023, there were no shares of preferred stock issued.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Capital Distributions and Restrictions Thereon
The Company is a legal entity separate and distinct from each of the Banks and Clarendon Private. The Company's primary source of revenue is dividends paid to it by the Banks and Clarendon Private.
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
The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including those enforced by the Massachusetts Division of Banks in the case of Brookline Bank, the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI and New York State Department of Financial Services in the case of PCSB.
Common Stock Repurchases
On January 27, 2021, the Company's Board of Directors (the "Board") approved a stock repurchase program authorizing management to repurchase up to $10.0 million of the Company's common stock commencing on February 1, 2021 and ending on December 31, 2021. As of September 30, 2021, 690,253 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.46.
On November 10, 2021, the Board approved a stock repurchase program authorizing management to repurchase up to $20.0 million of the Company's common stock, commencing on November 15, 2021 and ending on December 31, 2022. On June 24, 2022 the Company suspended the program. As of June 24, 2022, 956,341 shares of the Company's common stock were repurchased by the Company at a weighted average price of $14.41.
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
The liquidation account totaled $8.9 million (unaudited), $9.9 million (unaudited), and $11.3 million (unaudited) at
December 31, 2023, 2022 and 2021, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(19) Regulatory Capital Requirements
The Company's primary source of cash is dividends from the Banks. The Banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount which would cause the Banks to fall below the minimum required for capital adequacy purposes.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, must comply with the capital requirements of the FRB at the consolidated level. As member banks of the FRB, Brookline Bank, BankRI and PCSB Bank are also required to comply with the regulatory capital requirement of the FRB.
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2023, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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
The Company and the Banks are required to maintain a capital conservation buffer composed of common equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2023.
As of December 31, 2023, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under applicable rules. The following table presents actual and required capital ratios as of December 31, 2023 for the Company and the Banks.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2023:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$994,023	10.25%	$436,400	4.50%	$678,845	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,003,784	9.02%	445,137	4.00%	445,137	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,003,784	10.35%	581,904	6.00%	824,364	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,199,686	12.37%	775,868	8.00%	1,018,327	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$580,148	10.39%	$251,267	4.50%	$390,860	7.00%	$362,941	6.50%
Tier 1 leverage capital ratio (2)	580,148	9.46%	245,306	4.00%	245,306	4.00%	306,632	5.00%
Tier 1 risk-based capital ratio (3)	580,148	10.39%	335,023	6.00%	474,616	8.50%	446,697	8.00%
Total risk-based capital ratio (4)	650,135	11.64%	446,828	8.00%	586,462	10.50%	558,535	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$283,673	10.20%	$125,150	4.50%	$194,678	7.00%	$180,772	6.50%
Tier 1 leverage capital ratio (2)	283,673	8.89%	127,637	4.00%	127,637	4.00%	159,546	5.00%
Tier 1 risk-based capital ratio (3)	283,673	10.20%	166,866	6.00%	236,394	8.50%	222,489	8.00%
Total risk-based capital ratio (4)	318,462	11.46%	222,312	8.00%	291,785	10.50%	277,890	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	185,337	13.50%	61,779	4.50%	96,101	7.00%	89,236	6.50%
Tier 1 leverage capital ratio (2)	185,337	9.78%	75,802	4.00%	75,802	4.00%	94,753	5.00%
Tier 1 risk-based capital ratio (3)	185,337	13.50%	82,372	6.00%	116,694	8.50%	109,829	8.00%
Total risk-based capital ratio (4)	201,314	14.66%	109,858	8.00%	144,188	10.50%	137,322	10.00%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents actual and required capital ratios as of December 31, 2022 for the Company and the Banks under the regulatory capital rules then in effect.

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
Notes to Consolidated Financial Statements (Continued)
(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	29	34	35
Benefits paid	(29)	(34)	(35)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$1,530	$2,026	$2,095
Service cost	39	64	67
Interest cost	70	55	50
Estimated benefits paid	(29)	(34)	(35)
Actuarial (gain) loss	(53)	(581)	(151)
Benefit obligation at end of year	$1,557	$1,530	$2,026
Funded status at end of year	$1,557	$1,530	$2,026
Accumulated benefit obligation at end of year	$1,557	$1,530	$2,026
The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.6 million, $1.5 million, and $2.0 million as of December 31, 2023, 2022 and 2021, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Net periodic benefit expense:
Service cost	$39	$64	$67
Interest cost	70	55	50
Prior service credit	—	—	(2)
Actuarial gain	(85)	—	—
Net periodic benefit expense	$24	$119	$115
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	85	$611	$185
Prior service credit	—	—	(2)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$85	$611	$183

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 4.82% in 2023, 5.02% in 2022 and 2.77% in 2021. There is no estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2024.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2023 for plan participants below age 65 and for plan participants over age 65 was (1.1)% and 3.4%, respectively. In 2022, the rate for plan participants below age 65 and for plan participants over age 65 was 8.0% and 1.6%, respectively. The health care trend rates for 2022 and 2023 are based on actual changes in medical premium rates for those years. The rates to be used in 2024 through 2027 are expected to be in the range of 8% to 6.5% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2023
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$19	$(15)
Effect on the accumulated postretirement benefit obligation	261	(216)
401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $4.6 million in 2023, $3.8 million in 2022, and $3.6 million in 2021.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2023, 2022 and 2021 were $645.8 thousand, $477.6 thousand, and $409.4 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2023, 2022, and 2021 were $1.3 thousand, $1.3 thousand, and $109.5 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2023, there were 14 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. In 2020, additional BOLI assets were transferred into the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expense under the SERPs for the year ended December 31, 2023 was $589 thousand compared to a benefit in 2022 of $2.1 million and an expense in 2021 of $6.0 thousand. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2023 and 2022 were $10.8 million and $10.7 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 5.00% and 5.00% in the years 2023 and 2022, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined Benefit Pension Plan
As part of the acquisition of PCSB, the Company acquired a pension plan covering certain employees (the "PCSB Pension Plan"). The PCSB Pension Plan has been terminated and the Company has filed a request for a determination letter with the Internal Revenue Service.The PCSB Pension Plan is currently over-funded with assets of $7.3 million that are included in other assets in the Company's balance sheet. During the year ended December 31, 2023, the PCSB Pension Plan had unrealized gains of $903 thousand reflected in other comprehensive income. No contributions were made to the PCSB Pension Plan in 2023.
Employee Stock Ownership Plan
The Company previously maintained an Employee Stock Ownership Plan ("ESOP") which was closed pending final regulatory and government approval. Compensation and employee benefit expense related to ESOP were $0.0 million in 2023 and $0.4 million in 2022.
Share-Based Compensation Plans
As of December 31, 2023, the Company had one active equity plan: the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan ("2021 Plan") with 1,750,000 authorized shares. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Equity Incentive Plan (the "2014 Plan"), and no further shares will be granted as awards under the 2014 Plan. The 2021 Plan and the 2014 Plan together referred to as the "Plans."

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award has a cliff vesting schedule and vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group. The specific performance measure targets are approved annually by the Compensation Committee and are discussed in the Company's Proxy Statement. If a grantee leaves the Company prior to the vest date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the grantee only when the shares vest.

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
Total expense for the Plans was $4.1 million in 2023, $3.3 million in 2022 and $2.6 million in 2021, respectively. Total income tax benefits on vested awards was $0.0 million in 2023, $0.0 million in 2022, and $0.1 million in 2021. There were no income tax benefits on the 2023 vesting due to the stock price at the vesting date being lower overall than the stock price at the grant date. Dividends paid on unvested awards under the 2021 Plan and the 2014 Plan were $0.3 million in 2023, $0.2 million in 2022, and $0.2 million in 2021.
The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2023:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2022	601,495	$12.99
Granted	449,265	10.56
Vested	(295,085)	11.69
Forfeited / Canceled	(6,576)	11.62
Outstanding at December 31, 2023	749,099	$12.06
Unrecognized compensation cost			$5,176
Weighted average remaining recognition period (months)			21 months

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents information about the securities authorized for issuance under the Company's equity compensation plan:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Right (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by security holders (1)	—	$—	768,343	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	768,343
_______________________________________________________________________________
(1) Consists of the 2021 Plan.
(2) Shares available for issuance under the 2021 Plan. The Company has only issued restricted stock awards under the 2021 Plan.

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2023 and 2022.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022:

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$201,127	$—	$201,127
GSE CMOs	—	61,617	—	61,617
GSE MBSs	—	169,997	—	169,997
Municipal obligations	—	3,398	15,524	18,922
Corporate debt obligations	—	17,337	2,379	19,716
U.S. Treasury bonds	—	444,737	—	444,737
Foreign government obligations	—	485	—	485
Total investment securities available-for-sale	$—	$898,698	$17,903	$916,601
Interest rate derivatives	—	$234	—	$234
Loan level derivatives	—	99,876	—	99,876
Risk participation-out agreements	—	1,238	—	1,238
Foreign exchange contracts	—	139	—	139
Liabilities:
Interest rate derivatives	$—	$2,842	$—	$2,842
Loan level derivatives	—	99,876	—	99,876
Risk participation-in agreements	—	310	—	310
Foreign exchange contracts	—	132	—	132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$152,422	$—	$152,422
GSE CMOs	—	18,220	—	18,220
GSE MBSs	—	140,576	—	140,576
Corporate debt obligations	—	13,764	—	13,764
U.S. Treasury bonds	—	331,307	—	331,307
Foreign government obligations	—	477	—	477
Total investment securities available-for-sale	$—	$656,766	$—	$656,766
Interest rate derivatives	—	34	—	34
Loan level derivatives	—	108,963	—	108,963
Risk participation-out agreements	—	347	—	347
Foreign exchange contracts	—	130	—	130
Liabilities:
Interest rate derivatives	$—	$3,170	$—	$3,170
Loan level derivatives	$—	$108,963	$—	$108,963
Risk participation-in agreements	—	31	—	31
Foreign exchange contracts	—	112	—	112
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of December 31, 2023, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3, compared to December 31, 2022 when no securities were included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2023 or 2022.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis. As part of the PCSB acquisition, select municipal obligations and corporate debt securities are held in Level 3.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
December 31, 2023
Assets
Municipal obligations	$15,524	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.00%-3.13%	1.21%
Corporate debt obligations	2,379	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Twelve Months Ended December 31, 2023
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$—	$—
Purchases	9,382	—
Included in comprehensive income	179	1
Acquired from PCSB	18,881	12,058
Transfers out	—	—
Sales	—	(4,748)
Maturities, calls, and paydowns	(12,918)	(4,932)
Ending balance	$15,524	$2,379

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022 are summarized below:

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$16,720	$16,720
OREO	—	—	780	780
Repossessed assets	—	914	—	914
Total assets measured at fair value on a non-recurring basis	$—	$914	$17,500	$18,414

	Carrying Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$779	$779
OREO	$—	$—	$—	$—
Repossessed assets	—	408	—	408
Total assets measured at fair value on a non-recurring basis	$—	$408	$779	$1,187
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

	Fair Value		Valuation Technique
	At December 31, 2023	At December 31, 2022
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$16,720	$779	Appraisal of collateral (1)
Other real estate owned	780	—	Appraisal of collateral (1)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2023.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2023
Financial assets:
Loans and leases, net	$9,524,067	$8,603,343	$—	$—	$8,603,343
Financial liabilities:
Certificates of deposit	2,456,028	2,443,433	—	2,443,433	—
Borrowed funds	1,376,670	1,378,762	—	1,378,762	—
At December 31, 2022
Financial assets:
Loans and leases, net	$7,545,906	$7,450,654	$—	$—	$7,450,654
Financial liabilities:
Certificates of deposit	1,238,287	1,217,024	—	1,217,024	—
Borrowed funds	1,432,652	1,431,716	—	1,431,716	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2023 and 2022 and Statements of Income for the years ended December 31, 2023, 2022 and 2021 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2023	2022
	(In Thousands)
ASSETS
Cash and due from banks	$22,798	$161,281
Short-term investments	33	32
Total cash and cash equivalents	22,831	161,313
Restricted equity securities	152	152
Premises and equipment, net	2,701	4,167
Deferred tax asset	2,310	2,646
Investment in subsidiaries, at equity	1,220,425	877,833
Goodwill	35,267	35,267
Other assets	26,533	15,799
Total assets	$1,310,219	$1,097,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$84,188	$84,044
Accrued expenses and other liabilities	27,387	21,008
Total liabilities	111,575	105,052

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 85,177,172 shares issued, respectively	970	852
Additional paid-in capital	902,659	736,074
Retained earnings	438,722	412,019
Accumulated other comprehensive loss	(52,798)	(61,947)
Treasury stock, at cost; 7,354,399 shares and 7,731,445 shares, respectively	(90,909)	(94,873)
Total stockholders' equity	1,198,644	992,125
Total liabilities and stockholders' equity	$1,310,219	$1,097,177

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Income

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$46,500	$130,500	$88,000
Short-term investments	1	—	—
ESOP loan to Brookline Bank	—	13	34
Intercompany loan to Brookline Bank	—	—	139
Total interest and dividend income	46,501	130,513	88,173
Interest expense:
Borrowed funds	5,503	5,188	5,043
Net interest income	40,998	125,325	83,130
Non-interest income:
Gain on securities, net	—	6,106	—
Other	391	425	13
Total non-interest income	391	6,531	13
Non-interest expense:
Compensation and employee benefits	334	1,531	1,540
Occupancy	1,602	1,735	1,605
Equipment and data processing (1)	(1,187)	(255)	(363)
Directors' fees	483	435	402
Franchise taxes	251	250	253
Insurance	832	663	678
Professional services	(95)	829	295
Advertising and marketing	34	82	62
Merger and acquisition expense	6,182	2,249	—
Other (1)	(1,648)	(1,360)	(1,288)
Total non-interest expense	6,788	6,159	3,184
Income before income taxes	34,601	125,697	79,959
Credit for income taxes	(3,124)	(421)	(1,837)
Income before equity in undistributed income of subsidiaries	37,725	126,118	81,796
Equity in undistributed income of subsidiaries	37,274	(16,374)	33,644
Net income	$74,999	$109,744	$115,440
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2023, 2022 and 2021 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$74,999	$109,744	$115,440
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(37,274)	16,374	(33,644)
Depreciation of premises and equipment	1,514	1,211	1,111
Amortization of debt issuance costs	100	100	100
Other operating activities, net	(22,515)	(11,989)	(5,416)
Net cash provided from operating activities	16,824	115,440	77,591
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	—	252	250
Pay down of intercompany loan to Brookline Bank	—	—	10,000
Proceeds from sale of restricted equity securities	—	100	—
Purchase of premises and equipment	(48)	(3,257)	(1,820)
Outlays for PCSB acquisition	(107,332)	—	—
Net cash (used for) provided from investing activities	(107,380)	(2,905)	8,430
Cash flows from financing activities:
Payment of dividends on common stock	(47,926)	(40,077)	(37,463)
Net cash used for from financing activities	(47,926)	(40,077)	(37,463)
Net (decrease) increase in cash and cash equivalents	(138,482)	72,458	48,558
Cash and cash equivalents at beginning of year	161,313	88,855	40,297
Cash and cash equivalents at end of year	$22,831	$161,313	$88,855
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
In certain cases, other parties are involved with providing services to our customers. If the Company is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported in gross non-interest expense. If the Company is an agent in the transaction (referring to another party to provide services), the Company reports its net fee or commission retained as revenue.
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