Form 10-K/A
period 2023-12-31
BROOKLINE BANCORP INC
filed 2024-03-04
CIK 1049782

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

EXPLANATORY NOTE
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A, (this “Amendment”), to its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on February 27, 2024 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment.
This Amendment corrects an error in information previously reported in the Summary of Estimated Fair Values of Financial Instruments in Note 21 to the Consolidated Financial Statements, specifically related to the fair value of loans and leases, net, certificates of deposit and borrowed funds as of December 31, 2023. Management determined that this error is immaterial to the financial statements taken as a whole.
The report of KPMG LLP, the independent registered public accounting firm, has been dual dated to reflect the issuance of their report based on the update to Note 21 to the consolidated financial statements. Additionally, the Consent of KPMG LLP, has been amended to reference the dual dated report of the independent registered public accounting firm.
Except as set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing.
Pursuant to SEC rules, Item 15 of Part IV of the Original Filing is hereby amended solely to include new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

Date: March 4, 2024	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, Chairman and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Co-President, Chief Financial and Strategy Officer (Principal Financial Officer)
	Date: March 4, 2024		Date: March 4, 2024

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ JOANNE CHANG	By:	/s/ CHARLES H. PECK
	Joanne Chang, Director		Charles H. Peck, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ JOHN M. PEREIRA
	John J. Doyle, Jr., Director		John M. Pereira, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ WILLARD I. HILL, JR.	By:	/s/ MERRILL W. SHERMAN
	Willard I. Hill, Jr., Director		Merrill W. Sherman, Director
	Date: February 27, 2024		Date: February 27, 2024

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ JOSEPH J. SLOTNIK
	Thomas J. Hollister, Director		Joseph J. Slotnik, Lead Director
	Date: February 27, 2024		Date: February 27, 2024

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
Boston, Massachusetts
February 27, 2024, except for Note 21, as to which the date is March 4, 2024

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

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2023
Financial assets:
Loans and leases, net	$9,524,067	$9,230,864	$—	$—	$9,230,864
Financial liabilities:
Certificates of deposit	2,456,028	2,443,772	—	2,443,772	—
Borrowed funds	1,376,670	1,375,506	—	1,375,506	—
At December 31, 2022
Financial assets:
Loans and leases, net	$7,545,906	$7,450,654	$—	$—	$7,450,654
Financial liabilities:
Certificates of deposit	1,238,287	1,217,024	—	1,217,024	—
Borrowed funds	1,432,652	1,431,716	—	1,431,716	—
The estimated fair value of the Company’s loans and leases, net, certificates of deposit, and borrowed funds as of December 31, 2023 as shown in the table above have been impacted by a correction of an error in the amount of $627.5 million, $0.3 million and $(3.3) million, respectively. Management determined that this error is immaterial to the financial statements taken as a whole.
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