Form 10-Q
period 2024-03-31
BROOKLINE BANCORP INC
filed 2024-05-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

At April 30, 2024, the number of shares of common stock, par value $0.01 per share, outstanding was 88,894,577.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2024	At December 31, 2023
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$45,708	$34,514
Short-term investments	256,178	98,513
Total cash and cash equivalents	301,886	133,027
Investment securities available-for-sale	865,798	916,601
Total investment securities	865,798	916,601
Allowance for investment security losses	(398)	(441)
Net investment securities	865,400	916,160
Loans held-for-sale	6,717	—
Loans and leases:
Commercial real estate loans	5,755,239	5,764,529
Commercial loans and leases	2,416,904	2,399,668
Consumer loans	1,482,943	1,477,392
Total loans and leases	9,655,086	9,641,589
Allowance for loan and lease losses	(120,124)	(117,522)
Net loans and leases	9,534,962	9,524,067
Restricted equity securities	74,709	77,595
Premises and equipment, net of accumulated depreciation of $102,439 and $100,408, respectively	89,707	89,853
Right-of-use asset operating leases	33,133	30,863
Deferred tax asset	60,484	56,952
Goodwill	241,222	241,222
Identified intangible assets, net of accumulated amortization of $11,488 and $47,963, respectively	22,499	24,207
Other real estate owned ("OREO") and repossessed assets, net	1,817	1,694
Other assets	310,195	286,616
Total assets	$11,542,731	$11,382,256
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,629,371	$1,678,406
Interest-bearing deposits	7,089,282	6,869,719
Total deposits	8,718,653	8,548,125
Borrowed funds:
Advances from the Federal Home Loan Bank ("FHLB")	1,150,153	1,223,226
Subordinated debentures and notes	84,223	84,188
Other borrowed funds	127,505	69,256
Total borrowed funds	1,361,881	1,376,670
Operating lease liabilities	34,235	31,998
Mortgagors' escrow accounts	16,245	17,239
Reserve for unfunded credits	15,807	19,767
Accrued expenses and other liabilities	201,679	189,813
Total liabilities	10,348,500	10,183,612

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	903,726	902,659
Retained earnings	441,285	438,722
Accumulated other comprehensive (loss) income	(60,841)	(52,798)
Treasury stock, at cost; 7,354,399 shares and 7,354,399 shares, respectively	(90,909)	(90,909)
Total stockholders' equity	1,194,231	1,198,644
Total liabilities and stockholders' equity	$11,542,731	$11,382,256
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2024	2023
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$145,265	$121,931
Debt securities	6,878	7,870
Restricted equity securities	1,492	1,255
Short-term investments	1,824	1,495
Total interest and dividend income	155,459	132,551
Interest expense:
Deposits	56,884	29,368
Borrowed funds	16,987	17,134
Total interest expense	73,871	46,502
Net interest income	81,588	86,049
Provision for credit losses on loans	7,423	25,344
Provision (credit) for credit losses on investments	(44)	198
Net interest income after provision for credit losses	74,209	60,507
Non-interest income:
Deposit fees	2,897	2,657
Loan fees	789	391
Loan level derivative income, net	437	2,373
Gain on investment securities, net	—	1,701
Gain on sales of loans and leases held-for-sale	—	1,638
Other	2,161	4,177
Total non-interest income	6,284	12,937
Non-interest expense:
Compensation and employee benefits	36,629	36,565
Occupancy	5,769	5,223
Equipment and data processing	7,031	6,462
Professional services	1,900	1,430
FDIC insurance	1,884	1,244
Advertising and marketing	1,574	1,410
Amortization of identified intangible assets	1,708	1,966
Merger and acquisition expense	—	6,409
Other	4,519	4,067
Total non-interest expense	61,014	64,776
Income before provision for income taxes	19,479	8,668
Provision for income taxes	4,814	1,108
Net income	$14,665	$7,560
Earnings per common share:
Basic	$0.16	$0.09
Diluted	0.16	0.09
Weighted average common shares outstanding during the year:
Basic	88,894,577	86,563,641
Diluted	89,181,508	86,837,806
Dividends paid per common share	$0.135	$0.135

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Net income	$14,665	$7,560

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(8,201)	10,140
Income tax (expense) benefit	1,924	(2,229)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(6,277)	7,911

Cash flow hedges:
Change in fair value of cash flow hedges	(3,375)	1,278
Income tax (expense) benefit	789	(332)
Net change in fair value of cash flow hedges, net of taxes	(2,586)	946

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(1,102)	(543)
Income tax (expense) benefit	282	141
Net reclassification adjustment for change in fair value of cash flow hedges	(820)	(402)

Net change in fair value of cash flow hedges	(1,766)	$1,348

Other comprehensive gain (loss), net of taxes	(8,043)	9,259

Comprehensive income	$6,622	$16,819

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net income	—	—	14,665	—	—	$14,665
Other comprehensive income (loss)	—	—	—	(8,043)	—	$(8,043)
Common stock dividends of $0.135 per share	—	—	(12,001)	—	—	$(12,001)
Restricted stock awards issued, net of awards surrendered	—	—	—	—	—	$—
Compensation under recognition and retention plans	—	1,067	(101)	—	—	$966
Balance at March 31, 2024	$970	$903,726	$441,285	$(60,841)	$(90,909)	$1,194,231

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$992,125
Net income	—	—	7,560	—	—	7,560
PCSB acquisition	118	167,524	—	—	—	167,642
Other comprehensive income (loss)	—	—	—	9,259	—	9,259
Common stock dividends of $0.135 per share	—	—	(11,970)	—	—	(11,970)
Restricted stock awards issued, net of awards surrendered	—	(8)	—	—	(45)	(53)
Compensation under recognition and retention plan	—	584	(81)	—	—	503
Balance at March 31, 2023	$970	$904,174	$407,528	$(52,688)	$(94,918)	$1,165,066

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Cash flows from operating activities:
Net income	$14,665	$7,560
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	7,379	25,542
Deferred income tax expense	(1,101)	(1,470)
Depreciation of premises and equipment	2,118	1,967
(Accretion) amortization of investment securities premiums and discounts, net	(1,693)	(2,473)
(Accretion) amortization of premiums and discounts and deferred loan and lease origination costs, net	(1,715)	1,063
Amortization of identified intangible assets	1,708	1,966
Amortization of debt issuance costs	25	25
Amortization (accretion) of acquisition fair value adjustments, net	484	(3,176)
Gain on investment securities, net	—	(1,701)
Gain on sales of loans and leases held-for-sale	—	(1,638)
Write-down of other repossessed assets	22	62
Compensation under recognition and retention plans	966	814
Net change in:
Cash surrender value of bank-owned life insurance	(489)	138
Other assets	(25,395)	6,787
Accrued expenses and other liabilities	11,866	(17,503)
Net cash provided from operating activities	8,840	17,963

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	224,832
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	45,664	33,064
Purchases of investment securities available-for-sale	(1,369)	(274,440)
Proceeds from redemption/sales of restricted equity securities	6,866	16,198
Purchase of restricted equity securities	(3,980)	(27,119)
Proceeds from sales of loans and leases held-for-investment, net	—	128,942
Net increase in loans and leases	(27,734)	(430,373)
Acquisitions, net of cash and cash equivalents acquired	—	(80,209)
Purchase of premises and equipment, net	(2,002)	(3,774)
Proceeds from sales of other repossessed assets	309	89
Net cash provided from (used for) investing activities	17,754	(412,790)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(14,403)	(383,919)
Increase in certificates of deposit and brokered deposits	184,603	750,542
Proceeds from FHLB advances	315,000	4,266,000
Repayment of FHLB advances	(388,189)	(4,098,408)
Increase (decrease) in other borrowed funds, net	58,249	(23,220)
Decrease in mortgagors' escrow accounts, net	(994)	(837)
Payment of dividends on common stock	(12,001)	(11,970)
Net cash provided from financing activities	142,265	498,188
Net increase in cash and cash equivalents	168,859	103,361
Cash and cash equivalents at beginning of period	133,027	382,959
Cash and cash equivalents at end of period	$301,886	$486,320

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$67,233	$43,785
Income taxes	547	2,511
Non-cash investing activities:
Transfer from loans and leases to loans held-for-sale	$6,717	$—
Transfer from loans to other repossessed assets	$454	$251
Acquisition of PCSB Financial Corporation:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$1,931,528
Fair value of liabilities assumed	—	1,676,110
Common stock issued	—	118

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and PCSB Bank, a New York-chartered commercial bank (collectively referred to as the "Banks"). The Banks are members of the Federal Reserve System. The Company is also the parent of Clarendon Private, LLC ("Clarendon Private"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Brookline Securities Corp., previously a subsidiary of the Company was dissolved in November 2023.
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp., Eastern Funding LLC ("Eastern Funding") and First Ipswich Insurance Agency, operates 29 full-service banking offices in the Greater Boston metropolitan area with three additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 22 full-service banking offices in the greater Providence, Rhode Island area. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the Securities and Exchange Commission ("SEC"). Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" which addresses concerns regarding the complex accounting for loans modified as troubled debt restructurings and also the disclosure of gross writeoff information included in required vintage disclosures. The Company adopted ASU 2022-02 as of January 1, 2023. The enhanced disclosure requirements provided for by ASU 2022-02 were adopted on a prospective basis. Reporting periods prior to the adoption of ASU 2022-02 are presented in accordance with the applicable GAAP. The adoption did not have a material impact on the Company’s consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$215,358	$177	$21,201	$194,334
GSE CMOs	65,582	—	5,766	59,816
GSE MBSs	180,852	41	18,869	162,024
Municipal obligations	19,033	132	125	19,040
Corporate debt obligations	18,551	66	843	17,774
U.S. Treasury bonds	441,774	13	29,466	412,321
Foreign government obligations	500	—	11	489
Total investment securities available-for-sale	$941,650	$429	$76,281	$865,798

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$220,604	$517	$19,994	$201,127
GSE CMOs	66,463	33	4,879	61,617
GSE MBSs	186,614	62	16,679	169,997
Municipal obligations	18,785	184	47	18,922
Corporate debt obligations	20,521	82	887	19,716
U.S. Treasury bonds	470,764	423	26,450	444,737
Foreign government obligations	500	—	15	485
Total investment securities available-for-sale	$984,251	$1,301	$68,951	$916,601
As of March 31, 2024, the fair value of all investment securities available-for-sale was $865.8 million, with net unrealized losses of $75.9 million, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of March 31, 2024, $788.6 million, or 91.1% of the portfolio, had gross unrealized losses of $76.3 million, compared to $717.2 million, or 77.8% of the portfolio, with gross unrealized losses of $69.0 million as of December 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company held no securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of March 31, 2024 and December 31, 2023, respectively, $743.2 million and $791.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks had no outstanding FRB borrowings as of March 31, 2024 and December 31, 2023.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the Allowance for Credit Losses ("ACL") is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.1 million as of March 31, 2024 and December 31, 2023.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2024 and 2023.
Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2024 and December 31, 2023 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$56,155	$525	$121,197	$20,676	$177,352	$21,201
GSE CMOs	11,137	464	48,679	5,302	59,816	5,766
GSE MBSs	22,198	479	136,520	18,390	158,718	18,869
Municipal obligations	403	4	3,672	121	4,075	125
Corporate debt obligations	—	—	15,406	843	15,406	843
U.S. Treasury bonds	108,974	1,047	263,749	28,419	372,723	29,466
Foreign government obligations	—	—	489	11	489	11
Temporarily impaired investment securities available-for-sale	198,867	2,519	589,712	73,762	788,579	76,281
Total temporarily impaired investment securities	$198,867	$2,519	$589,712	$73,762	$788,579	$76,281

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,964	$12	$121,993	$19,982	$132,957	$19,994
GSE CMOs	42,057	3,547	14,571	1,332	56,628	4,879
GSE MBSs	34,317	561	122,367	16,118	156,684	16,679
Municipal obligations	3,859	47	—	—	3,859	47
Corporate debt obligations	10,911	810	6,427	77	17,338	887
U.S. Treasury bonds	117,132	676	232,074	25,774	349,206	26,450
Foreign government obligations	—	—	485	15	485	15
Temporarily impaired investment securities available-for-sale	219,240	5,653	497,917	63,298	717,157	68,951
Total temporarily impaired investment securities	$219,240	$5,653	$497,917	$63,298	$717,157	$68,951

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2024. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of March 31, 2024. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debentures, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the FHLB and the Federal Farm Credit Bank. As of March 31, 2024, the Company held GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $38.4 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $33.9 million as of December 31, 2023.
All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. Therefore, despite unrealized losses in some of the securities within the portfolio, management determined that the investment securities are not impaired. See discussion on the portfolio below.
As of March 31, 2024, the Company owned 40 GSE debentures with a total fair value of $194.3 million, and a net unrealized loss of $21.0 million. As of December 31, 2023, the Company held 43 GSE debentures with a total fair value of $201.1 million, with a net unrealized loss of $19.5 million. As of March 31, 2024, 36 of the 40 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 27 of the 43 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2024 and 2023, the Company did not purchase any GSE debentures.
As of March 31, 2024, the Company owned 60 GSE CMOs with a total fair value of $59.8 million and a net unrealized loss of $5.8 million. As of December 31, 2023, the Company held 60 GSE CMOs with a total fair value of $61.6 million with a net unrealized loss of $4.8 million. As of March 31, 2024, all of the securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 57 of the 60 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2024 and 2023, the Company did not purchase any GSE CMOs.
As of March 31, 2024, the Company owned 146 GSE MBSs with a total fair value of $162.0 million and a net unrealized loss of $18.8 million. As of December 31, 2023, the Company held 146 GSE MBSs with a total fair value of $170.0 million with a net unrealized loss of $16.6 million. As of March 31, 2024, 129 of the 146 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 125 of the 146 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2024 the Company did not purchase any GSE MBSs compared to the same period in 2023 when the Company purchased $39.4 million of GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial condition of the issuing municipalities is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of March 31, 2024, the Company owned 44 municipal obligation securities with a total fair value of $19.0 million which approximated cost. As of December 31, 2023, the Company owned 44 municipal obligation securities with a total fair value of $18.9 million and a net unrealized gain of $0.1 million. As of March 31, 2024, 10 of the 44 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 6 of the 44 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2024, the Company purchased $1.4 million of municipal securities compared to the same period in 2023 when the Company purchased $1.1 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of March 31, 2024, the Company held 10 corporate obligation securities with a total fair value of $17.8 million and a net unrealized loss of $0.8 million. As of December 31, 2023, the Company held 11 corporate obligation securities with a total fair value of $19.7 million and a net unrealized loss of $0.8 million. As of March 31, 2024, 5 of the 10 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 9 of the 11 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2024 and 2023, the Company did not purchase any corporate obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
U.S. Treasury Bonds
All securities are performing and backed by the implicit guarantee of the U.S. Government. Therefore, despite unrealized losses in some of the securities within the portfolio, management determined that the investment securities are not impaired. See discussion on the portfolio below.
The Company invests in securities issued by the U.S. government. As of March 31, 2024, the Company owned 62 U.S. Treasury bonds with a total fair value of $412.3 million and a net unrealized loss of $29.5 million. As of December 31, 2023, the Company held 66 U.S. Treasury bonds with a total fair value of $444.7 million and a net unrealized loss of $26.0 million. As of March 31, 2024, 56 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 53 of the 66 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2024, the Company did not purchased any U.S. Treasury bonds, compared to the same period in 2023 when the Company purchased $234.0 million U.S. Treasury bonds.
Foreign Government Obligations
As of March 31, 2024 and December 31, 2023, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2024 and December 31, 2023, respectively, the security was in an unrealized loss position. During the three months ended March 31, 2024 and 2023, the Company did not purchase any foreign government obligation.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2024			At December 31, 2023
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$124,153	$123,534	4.07%	$141,989	$141,340	4.27%
After 1 year through 5 years	339,194	325,338	3.06%	342,525	332,734	3.15%
After 5 years through 10 years	251,347	215,200	1.66%	268,182	233,059	1.69%
Over 10 years	226,956	201,726	3.31%	231,555	209,468	3.35%
	$941,650	$865,798	2.91%	$984,251	$916,601	3.00%
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
As of March 31, 2024, issuers of debt securities with an estimated fair value of $121.2 million had the right to call or prepay the obligations. Of the $121.2 million, approximately $6.5 million matures in less then 1 year, $59.3 million matures in 1-5 years, $47.6 million matures in 6-10 years, and $7.8 million matures after ten years. As of December 31, 2023, issuers of debt securities with an estimated fair value of approximately $122.0 million had the right to call or prepay the obligations. Of the $122.0 million, approximately $6.4 million matures in less then 1 year, $59.7 million matures in 1-5 years, $48.0 million matures in 6-10 years, and $7.9 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 where the proceeds from the sale of investment securities available-for-sale were $224.8 million. Securities sales executed during the three months ended 2023 were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Investment securities available-for-sale:
Proceeds from sales:	$—	$224,832
Gross gains from sales	—	2,702
Gross losses from sales	—	(1,001)
Gain on sales of securities, net	$—	$1,701

(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2024		At December 31, 2023
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,994,766	5.48%	$4,047,288	5.47%
Multi-family mortgage	1,421,183	5.15%	1,415,191	5.14%
Construction	339,290	7.01%	302,050	6.86%
Total commercial real estate loans	5,755,239	5.49%	5,764,529	5.46%
Commercial loans and leases:
Commercial	999,613	6.84%	984,441	6.83%
Equipment financing	1,374,546	7.90%	1,370,648	7.76%
Condominium association	42,745	5.02%	44,579	5.05%
Total commercial loans and leases	2,416,904	7.41%	2,399,668	7.33%
Consumer loans:
Residential mortgage	1,086,574	4.44%	1,082,804	4.41%
Home equity	347,885	8.04%	344,182	8.03%
Other consumer	48,484	7.67%	50,406	7.68%
Total consumer loans	1,482,943	5.39%	1,477,392	5.36%
Total loans and leases	$9,655,086	5.95%	$9,641,589	5.91%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $40.8 million and $39.1 million at March 31, 2024 and December 31, 2023, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(26.5) million and $(29.0) million as of March 31, 2024 and December 31, 2023, respectively.
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 29.2% of which is in the Greater New York and New Jersey metropolitan area and 70.8% of which is in other areas in the United States of America as of March 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loans and Leases Pledged as Collateral
As of March 31, 2024 and December 31, 2023, there were $3.4 billion and $3.5 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2024 and December 31, 2023.

(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(606)	(4,771)	(13)	(5,390)
Recoveries	—	292	17	309
Provision (credit) for loan and lease losses excluding unfunded commitments	2,671	5,339	(327)	7,683
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124

	Three Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(840)	(11)	(851)
Recoveries	6	383	11	400
Provision (credit) for loan and lease losses excluding unfunded commitments	14,532	6,614	1,688	22,834
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865

The allowance for credit losses for unfunded credit commitments, which is included in other liabilities, was $15.8 million, and $19.8 million at March 31, 2024 and December 31, 2023, respectively. In addition, there were $3.7 million in unfunded commitment related charge-offs in the first quarter of 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,671	$14,532
Commercial	5,339	6,614
Consumer	(327)	1,688
Total (credit) provision for loan and lease losses	7,683	22,834
Unfunded commitments	(260)	2,510
Investment securities available-for-sale	(44)	198
Total provision (credit) for credit losses	$7,379	$25,542
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at March 31, 2024 reflect the immediate and longer-term effects of a higher interest rate environment and inflationary conditions compared to recent history.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of March 31, 2024, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $110.2 million as of March 31, 2024, compared to $108.4 million as of December 31, 2023. The increase in the general allowance was primarily driven by the latest economic forecast of the commercial real estate market.
The specific allowance for loan and lease losses was $10.0 million as of March 31, 2024, compared to $9.1 million as of December 31, 2023. The specific allowance increased $0.9 million during the three months ended March 31, 2024 primarily due to specific reserve increases totaling $1.3 million for commercial loans, offset by decreases totaling $0.4 million for commercial real estate loans.
As of March 31, 2024, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Notes to Unaudited Consolidated Financial Statements (Continued)
5 Rating—Other Assets Especially Mentioned ("OAEM")
Borrowers exhibit potential credit weaknesses or downward trends deserving management's attention. If not checked or corrected, these trends will weaken the Company's asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.
6 Rating—Substandard
Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Substandard loans may be inadequately protected by the current net worth and paying capacity of the obligors or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy. Although no immediate loss of principal is envisioned, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2024.

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$12,483	$377,205	$679,682	$774,582	$375,384	$1,635,333	$65,395	$14,869	$3,934,933
OAEM	—	—	3,704	2,511	3,278	11,730	—	—	21,223
Substandard	—	—	611	—	—	37,999	—	—	38,610
Total	12,483	377,205	683,997	777,093	378,662	1,685,062	65,395	14,869	3,994,766
Current-period gross writeoffs	—	—	—	—	—	606	—	—	606
Multi-Family Mortgage
Pass	24,385	73,124	218,968	258,456	163,949	637,634	5,903	36,568	1,418,987
Substandard	—	—	—	—	—	2,196	—	—	2,196
Total	24,385	73,124	218,968	258,456	163,949	639,830	5,903	36,568	1,421,183
Construction
Pass	2,769	26,495	240,015	34,230	6,313	235	7,558	—	317,615
OAEM	—	—	7,781	—	—	—	—	—	7,781
Substandard	—	—	2,417	11,477	—	—	—	—	13,894

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	2,769	26,495	250,213	45,707	6,313	235	7,558	—	339,290
Commercial
Pass	16,057	230,158	129,135	121,279	35,412	92,575	343,898	4,999	973,513
OAEM	—	—	—	72	1,838	—	7,020	—	8,930
Substandard	—	4	—	8	110	12,564	1,972	575	15,233
Doubtful	—	—	—	—	—	2	—	1,935	1,937
Total	16,057	230,162	129,135	121,359	37,360	105,141	352,890	7,509	999,613
Current-period gross writeoffs	—	—	1,000	3,700	—	15	—	—	4,715
Equipment Financing
Pass	89,534	425,237	366,186	189,506	114,358	142,080	1,412	5,563	1,333,876
OAEM	—	4,480	2,677	2,345	1,213	275	11,530	—	22,520
Substandard	—	1,449	8,522	3,702	1,359	3,103	—	—	18,135
Doubtful	—	—	—	—	—	15	—	—	15
Total	89,534	431,166	377,385	195,553	116,930	145,473	12,942	5,563	1,374,546
Current-period gross writeoffs	—	546	1,141	469	576	1,024	—	—	3,756
Condominium Association
Pass	404	4,567	7,347	9,475	6,426	12,020	2,354	152	42,745
Total	404	4,567	7,347	9,475	6,426	12,020	2,354	152	42,745
Other Consumer
Pass	100	349	155	402	3	2,081	45,392	2	48,484
Total	100	349	155	402	3	2,081	45,392	2	48,484
Current-period gross writeoffs	6	—	—	—	—	6	—	—	12
Total
Pass	145,732	1,137,135	1,641,488	1,387,930	701,845	2,521,958	471,912	62,153	8,070,153
OAEM	—	4,480	14,162	4,928	6,329	12,005	18,550	—	60,454
Substandard	—	1,453	11,550	15,187	1,469	55,862	1,972	575	88,068
Doubtful	—	—	—	—	—	17	—	1,935	1,952
Total	$145,732	$1,143,068	$1,667,200	$1,408,045	$709,643	$2,589,842	$492,434	$64,663	$8,220,627
As of March 31, 2024, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$15,975	$72,334	$159,670	$214,374	$118,406	$340,471	$4,153	$437	$925,820
661 - 700	894	8,437	18,125	9,168	5,306	27,552	—	—	69,482
600 and below	—	4,562	11,919	7,310	7,694	26,337	—	—	57,822
Data not available*	—	1,549	1,937	6,878	—	23,086	—	—	33,450
Total	$16,869	$86,882	$191,651	$237,730	$131,406	$417,446	$4,153	$437	$1,086,574
Home Equity
Credit Scores
Over 700	$971	$5,419	$3,875	$1,633	$758	$8,224	$278,942	$4,298	$304,120
661 - 700	91	747	156	—	—	529	20,082	616	22,221
600 and below	100	146	140	40	—	348	16,138	2,562	19,474
Data not available*	—	22	—	1	—	44	1,855	148	2,070
Total	$1,162	$6,334	$4,171	$1,674	$758	$9,145	$317,017	$7,624	$347,885
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

The following tables present the recorded investment in loans in each class as of December 31, 2023, by credit quality indicator.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$386,962	$690,374	$776,834	$378,322	$422,028	$1,245,148	$75,746	$14,882	$3,990,296
OAEM	—	—	2,529	3,300	1,784	1,674	—	—	9,287
Substandard	—	—	—	—	22,685	23,089	—	—	45,774
Doubtful	—	—	—	—	—	1,931	—	—	1,931
Total	386,962	690,374	779,363	381,622	446,497	1,271,842	75,746	14,882	4,047,288
Current -period gross writeoffs	—	4	942	—	—	258	—	—	1,204

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Multi-Family Mortgage
Pass	68,963	217,727	256,198	165,770	193,162	468,623	5,947	36,585	1,412,975
Substandard	—	—	—	—	—	2,216	—	—	2,216
Total	68,963	217,727	256,198	165,770	193,162	470,839	5,947	36,585	1,415,191
Construction
Pass	25,691	212,904	36,192	6,292	1,176	239	5,984	—	288,478
Substandard	—	2,417	11,155	—	—	—	—	—	13,572
Total	25,691	215,321	47,347	6,292	1,176	239	5,984	—	302,050
Commercial
Pass	220,563	137,332	125,385	37,601	23,046	69,104	337,316	3,570	953,917
OAEM	—	—	79	2,081	1,291	—	1,827	8,225	13,503
Substandard	4	—	9	—	12,362	273	981	3,388	17,017
Doubtful	—	—	—	—	1	1	—	2	4
Total	220,567	137,332	125,473	39,682	36,700	69,378	340,124	15,185	984,441
Current-period gross writeoffs	1,000	3,500	4,842	1,164	673	2,379	—	—	13,558
Equipment Financing
Pass	443,878	389,083	205,208	125,888	88,465	74,727	12,919	5,740	1,345,908
OAEM	—	2,144	1,232	1,033	159	—	—	—	4,568
Substandard	1,250	8,107	4,105	2,181	2,255	2,259	—	—	20,157
Doubtful	—	—	—	—	—	15	—	—	15
Total	445,128	399,334	210,545	129,102	90,879	77,001	12,919	5,740	1,370,648
Current-period gross writeoffs	498	1,075	1,915	122	553	2,275	—	—	6,438
Condominium Association
Pass	4,460	7,569	9,186	6,686	4,414	9,086	3,010	168	44,579
Total	4,460	7,569	9,186	6,686	4,414	9,086	3,010	168	44,579
Other Consumer
Pass	408	200	516	5	21	2,062	47,191	3	50,406
Total	408	200	516	5	21	2,062	47,191	3	50,406
Current-period gross writeoffs	6	—	2	—	11	9	—	—	28
Total
Pass	1,150,925	1,655,189	1,409,519	720,564	732,312	1,868,989	488,113	60,948	8,086,559
OAEM	—	2,144	3,840	6,414	3,234	1,674	1,827	8,225	27,358
Substandard	1,254	10,524	15,269	2,181	37,302	27,837	981	3,388	98,736

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Doubtful	—	—	—	—	1	1,947	—	2	1,950
Total	$1,152,179	$1,667,857	$1,428,628	$729,159	$772,849	$1,900,447	$490,921	$72,563	$8,214,603
As of December 31, 2023, there were no loans categorized as definite loss.

	At December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$72,022	$161,491	$210,338	$118,752	$84,792	$261,474	$4,998	$439	$914,306
661 - 700	12,200	20,824	11,059	7,970	4,402	24,152	—	—	80,607
600 and below	1,943	12,108	7,197	7,093	5,449	23,838	—	—	57,628
Data not available*	1,353	2,246	3,025	—	448	23,163	28	—	30,263
Total	$87,518	$196,669	$231,619	$133,815	$95,091	$332,627	$5,026	$439	$1,082,804
Current-period gross writeoffs	—	—	—	—	—	25	—	—	25
Home Equity
Credit Scores
Over 700	$5,505	$3,807	$1,667	$769	$1,218	$7,366	$272,169	$4,617	$297,118
661 - 700	1,005	310	—	36	—	671	21,936	830	24,788
600 and below	148	143	41	—	39	402	17,349	2,008	20,130
Data not available*	23	—	1	—	—	45	2,062	15	2,146
Total	$6,681	$4,260	$1,709	$805	$1,257	$8,484	$313,516	$7,470	$344,182
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2024.

	At March 31, 2024
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$480	$1,928	$14,932	$17,340	$3,977,426	$3,994,766	$175	$18,394	$(629)
Multi-family mortgage	—	—	—	—	1,421,183	1,421,183	—	—	—
Construction	—	2,418	—	2,418	336,872	339,290	—	—	—
Total commercial real estate loans	480	4,346	14,932	19,758	5,735,481	5,755,239	175	18,394	(629)
Commercial loans and leases:
Commercial	879	639	3,049	4,567	995,046	999,613	36	3,096	—
Equipment financing	20,656	4,378	7,353	32,387	1,342,159	1,374,546	150	13,668	2,152
Condominium association	—	—	—	—	42,745	42,745	—	—	—
Total commercial loans and leases	21,535	5,017	10,402	36,954	2,379,950	2,416,904	186	16,764	2,152
Consumer loans:
Residential mortgage	1,465	131	2,628	4,224	1,082,350	1,086,574	—	4,563	2,752
Home equity	1,399	254	450	2,103	345,782	347,885	2	950	—
Other consumer	1	—	—	1	48,483	48,484	—	1	—
Total consumer loans	2,865	385	3,078	6,328	1,476,615	1,482,943	2	5,514	2,752
Total loans and leases	$24,880	$9,748	$28,412	$63,040	$9,592,046	$9,655,086	$363	$40,672	$4,275
The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2023.

	At December 31, 2023
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

	At March 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$4,722	$5,228	$—	$9,950
Collectively evaluated	78,753	25,189	6,232	110,174
Total	$83,475	$30,417	$6,232	$120,124
Loans and Leases:
Individually evaluated	$62,394	$28,178	$2,752	$93,324
Collectively evaluated	5,692,845	2,388,726	1,480,191	9,561,762
Total	$5,755,239	$2,416,904	$1,482,943	$9,655,086

	At December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$5,104	$3,947	$35	$9,086
Collectively evaluated	76,306	25,610	6,520	108,436
Total loans and leases	$81,410	$29,557	$6,555	$117,522

Loans and Leases:
Individually evaluated	$64,953	$27,083	$4,750	$96,786
Collectively evaluated	5,699,576	2,372,585	1,472,642	9,544,803
Total loans and leases	$5,764,529	$2,399,668	$1,477,392	$9,641,589

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended March 31, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	1	$30	—%	This loan was given a 13-month maturity extension to assist the borrower. The financial effect was deemed "de minimis".
Total	1	$30	—%

	Three Months Ended March 31, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	17	$6,123	0.41%	All 17 loans were given 6-month maturity extensions and restructured payment plans to assist the borrowers. The financial effect was deemed "de minimis".
Total	17	$6,123	0.41%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended March 31, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$30	—	—	—	—	—	—

	Three Months Ended March 31, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$6,123	$—	$—	$—	$—	$—	$—

(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2024	At December 31, 2023
	(In Thousands)
Goodwill	$241,222	$160,427
Additions	—	80,795
Balance at end of period	241,222	241,222
Other intangible assets:
Core deposits	21,410	23,118
Trade name	1,089	1,089
Total other intangible assets	22,499	24,207
Total goodwill and other intangible assets	$263,721	$265,429
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.69 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2024	$5,006
Year ending:
2025	5,595
2026	4,323
2027	3,243
2028	2,162
2029	1,081
Thereafter	—
Total	$21,410
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2024 and 2023, the Company’s accumulated other comprehensive income (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	(6,277)	(2,586)	—	(8,863)
Reclassification adjustment for (income) expense recognized in earnings	—	820	—	820
Balance at March 31, 2024	$(58,823)	$(3,347)	$1,329	$(60,841)

	Three Months Ended March 31, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,192)	$(2,243)	$488	$(61,947)
Other comprehensive income (loss)	7,911	946	—	8,857
Reclassification adjustment for (income) expense recognized in earnings	—	402	—	402
Balance at March 31, 2023	$(52,281)	$(895)	$488	$(52,688)

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

At March 31, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.65	5.33%	3.39%	$(4,876)

At December 31, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.90	5.35%	3.39%	$(2,608)
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	155	$31,628	$148,811	$136,385	$189,655	$1,219,116	$1,725,595	$106,420
Pay fixed, receive variable	155	31,628	148,811	136,385	189,655	1,219,116	1,725,595	106,420
Risk participation-out agreements	66	—	33,384	32,359	43,665	418,412	527,820	844
Risk participation-in agreements	10	—	—	26,556	—	77,241	103,797	233

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	12	$2,667	$—	$—	$—	$—	$2,667	$209
Sells foreign currency, buys U.S. currency	14	3,072	—	—	—	—	3,072	211

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	153	$69,135	$156,567	$66,330	$244,615	$1,196,551	$1,733,198	$80,118
Pay fixed, receive variable	153	69,135	156,567	66,330	244,615	1,196,551	1,733,198	80,118
Risk participation-out agreements	67	22,979	33,409	6,038	64,875	415,086	542,387	1,238
Risk participation-in agreements	9	—	—	23,155	3,577	73,581	100,313	310

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$3,262	$—	$—	$—	$—	$3,262	$139
Sells foreign currency, buys U.S. currency	28	3,895	—	—	—	—	3,895	132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company did not post collateral to dealer counterparties as of March 31, 2024, compared to $2.4 million in the normal course of business as of December 31, 2023.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$114,389	$—	$114,389	$—	$—	$114,389
Risk participation-out agreements	844	—	844	—	—	844
Foreign exchange contracts	209	—	209	—	—	209
Total	$115,442	$—	$115,442	$—	$—	$115,442

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$4,876	$—	$4,876	$—	$—	$4,876
Derivatives not designated as hedging instruments:
Loan level derivatives	$114,389	$—	$114,389	$—	$860	$113,529
Risk participation-in agreements	233	—	233	—	—	233
Foreign exchange contracts	211	—	211	—	—	211
Total	$119,709	$—	$119,709	$—	$860	$118,849

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$234	$—	$234	$—	$—	$234
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$—	$—	$99,876
Risk participation-out agreements	1,238	—	1,238	—	—	1,238
Foreign exchange contracts	139	—	139	—	—	139
Total	$101,487	$—	$101,487	$—	$—	$101,487

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,842	$—	$2,842	$—	$—	$2,842
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$20,353	$61,153	$18,370
Risk participation-in agreements	310	—	310	—	—	310
Foreign exchange contracts	132	—	132	—	—	132
Total	$103,160	$—	$103,160	$20,353	$61,153	$21,654
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

	Fair Value
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(Dollars in Thousands)
Derivatives designated as hedges	$(4,876)	$(1,430)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(3,347)	$(895)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(1,102)	$(543)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of March 31, 2024, the Company had one active equity plan: the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan ("2021 Plan"). As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the Brookline Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Plan" and together with the 2021 Plan, the "Plans"), and no further shares will be granted as awards under the 2014 Plan.

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

During the three months ended March 31, 2024 and March 31, 2023, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $1.1 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
(10) Earnings per Share ("EPS")

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$14,665	$14,665	$7,560	$7,560

Denominator:
Weighted average shares outstanding	88,894,577	88,894,577	86,563,641	86,563,641
Effect of dilutive securities	—	286,931	—	274,165
Adjusted weighted average shares outstanding	88,894,577	89,181,508	86,563,641	86,837,806

EPS	$0.16	$0.16	$0.09	$0.09

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2024 and March 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$194,334	$—	$194,334
GSE CMOs	—	59,816	—	59,816
GSE MBSs	—	162,024	—	162,024
Municipal obligations	—	3,318	15,722	19,040
Corporate debt obligations	—	15,406	2,368	17,774
U.S. Treasury bonds	—	412,321	—	412,321
Foreign government obligations	—	489	—	489
Total investment securities available-for-sale	$—	$847,708	$18,090	$865,798
Assets:
Interest rate derivatives	—	—	—	—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	114,389	—	114,389
Risk participation-out agreements	—	844	—	844
Foreign exchange contracts	—	209	—	209
Liabilities:
Interest rate derivatives	$—	$4,876	$—	$4,876
Derivatives not designated as hedging instruments:
Loan level derivatives	—	114,389	—	114,389
Risk participation-in agreements	—	233	—	233
Foreign exchange contracts	—	211	—	211

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$201,127	$—	$201,127
GSE CMOs	—	61,617	—	61,617
GSE MBSs	—	169,997	—	169,997
Municipal obligations	—	3,398	15,524	18,922
Corporate debt obligations	—	17,337	2,379	19,716
U.S. Treasury bonds	—	444,737	—	444,737
Foreign government obligations	—	485	—	485
Total investment securities available-for-sale	$—	$898,698	$17,903	$916,601
Interest rate derivatives	—	234	—	234
Loan level derivatives	—	99,876	—	99,876
Risk participation-out agreements	—	1,238	—	1,238
Foreign exchange contracts	—	139	—	139
Liabilities:
Interest rate derivatives	$—	$2,842	$—	$2,842
Loan level derivatives	—	99,876	—	99,876
Risk participation-in agreements	—	310	—	310
Foreign exchange contracts	—	132	—	132
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt obligations, municipal obligations and trust preferred securities, all of which are included in Level 2. As of March 31, 2024, $18.1 million of investment securities available-for-sale are included in Level 3 within the investment portfolio. The composition of these assets are primarily composed of subordinated debt of local banks and private placement municipal securities. Of these securities, approximately $15.7 million are private placement municipal Bond Anticipation Notes. As of December 31, 2023, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at March 31, 2024 and December 31, 2023, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
March 31, 2024
Assets
Municipal obligations	$15,722	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.35%	1.39%
Corporate debt obligations	2,368	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Three Months Ended March 31, 2024
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$15,524	$2,379
Purchases	1,392	—
Included in comprehensive income	(80)	(16)
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(1,114)	5
Ending balance	$15,722	$2,368

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$19,631	$19,631
OREO	—	—	780	780
Repossessed assets	—	1,037	—	1,037
Total assets measured at fair value on a non-recurring basis	$—	$1,037	$20,411	$21,448

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$16,720	$16,720
OREO	—	—	780	780
Repossessed assets	—	914	—	914
Total assets measured at fair value on a non-recurring basis	$—	$914	$17,500	$18,414
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

	Fair Value		Valuation Technique
	At March 31, 2024	At December 31, 2023
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$19,631	$16,720	Appraisal of collateral (1)
Other real estate owned	780	780	Appraisal of collateral (1)
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

			Fair Value Measurements at March 31, 2024
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans held-for-sale	$6,717	$6,717	$—	$6,717	$—
Loans and leases, net	9,534,962	9,154,363	—	—	9,154,363
Financial liabilities:
Certificates of deposits and brokered deposits	2,641,072	2,631,227	—	2,631,227	—
Borrowed funds	1,361,881	1,359,144	—	1,359,144	—

			Fair Value Measurements at December 31, 2023
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,524,067	$9,230,864	$—	$—	$9,230,864
Financial liabilities:
Certificates of deposits and brokered deposits	2,456,028	2,443,772	—	2,443,772	—
Borrowed funds	1,376,670	1,375,506	—	1,375,506	—
Loans held-for-sale
The fair value of loans held-for-sale is based off of secondary market prices.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2024	At December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$52,953	$88,435
Commercial	173,649	279,001
Residential mortgage	25,760	26,170
Unadvanced portion of loans and leases	1,147,990	1,208,553
Unused lines of credit:
Home equity	768,814	762,235
Other consumer	116,661	114,816
Other commercial	501	475
Unused letters of credit:
Financial standby letters of credit	11,221	8,221
Performance standby letters of credit	29,215	29,187
Commercial and similar letters of credit	2,792	3,278
Interest rate derivatives	225,000	225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,725,595	1,733,198
Pay fixed, receive variable	1,725,595	1,733,198
Risk participation-out agreements	527,820	542,387
Risk participation-in agreements	103,797	100,313
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	2,667	3,262
Sells foreign currency, buys U.S. currency	3,072	3,895
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

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$2,283	$2,112

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,347	$2,353
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$3,632	$8,880
Operating leases liabilities	3,632	10,697

	At March 31, 2024	At December 31, 2023
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$33,133	$30,863
Operating lease liabilities	34,235	31,998

Weighted Average Remaining Lease Term
Operating leases	8.76	8.87

Weighted Average Discount Rate
Operating leases	4.0%	4.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2024
(In Thousands)

Remainder of 2024	$6,202
Year ending:
2025	7,460
2026	6,123
2027	5,134
2028	3,663
2029	2,164
Thereafter	9,184
Total	$39,930
Less imputed interest	(5,695)
Present value of lease liability	$34,235
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Total other expenditures were $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Total rental expense was $2.3 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other filings submitted to the Securities and Exchange Commission ("SEC"). Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island and its subsidiaries ("BankRI"); PCSB Bank and its subsidiaries; and Clarendon Private, LLC ("Clarendon Private"). Brookline Securities Corp, previously a subsidiary of Brookline Bancorp, Inc., was dissolved in November 2023.
As a commercially-focused financial institution with 65 full-service banking offices throughout Greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank (collectively referred to as the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 29.2% of which is in the Greater New York and New Jersey metropolitan area and 70.8% of which is in other areas in the United States of America as of March 31, 2024. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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

The Company manages the Banks under a uniform strategic objective, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally enhances management's motivation, service levels and, as a consequence, the Company's financial results. As such, while most back-office functions are consolidated at the holding company level, branding and decision-making, including credit decisions and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers. These credit decisions, at the local level, are executed in accordance with corporate policies overseen by the Company's credit department.
The competition for loans and leases and deposits remains strong. Loan and deposit growth are also influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (the "FRB"). Based on management's scenario analysis of deposit sensitivity to the current rate environment and customer's demand for non-depository investment alternatives, management expects there will be further deposit mix migration and increased deposit sensitivity to interest rates, which may negatively impact the net interest income and the net interest margin in the near term.
Management expects pressure on the net interest margin to continue for a quarter or two after which the net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment faster than time deposits and other funding sources. Net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 40% to market rates, forecast that a short-term increase in rates will positively affect the Company's net interest income, net interest spread, and net interest margin.
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
Executive Overview
Balance Sheet
Total assets increased $160.5 million, or 5.6% on an annualized basis, to $11.5 billion as of March 31, 2024 from $11.4 billion as of December 31, 2023. The increase was primarily driven by an increase in the Company’s total on balance sheet liquidity, in the form of cash, cash equivalents and available for sale investment securities, which increased $118.1 million or 44.8% on an annualized basis, to $1.2 billion as of March 31, 2024 from $1.0 billion as of December 31, 2023. This increased the Company's on balance sheet liquidity from 9.2% of total assets as of December 31, 2023 to 10.1% of total assets as of March 31, 2024.
Cash and cash equivalents increased $168.9 million, or 507.7% on an annualized basis, to $301.9 million as of March 31, 2024 from $133.0 million as of December 31, 2023.
Total investment securities decreased $50.8 million, or 22.2% on an annualized basis, to $865.8 million as of March 31, 2024 from $916.6 million as of December 31, 2023.
Total loans and leases increased $13.5 million, or 0.6% on an annualized basis, to $9.7 billion as of March 31, 2024 from $9.6 billion as of December 31, 2023. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $8.2 billion, or 84.6% of total loans and leases as of March 31, 2024, an increase of $7.9 million, or 0.4% on an annualized basis, from $8.2 billion, or 84.7% of total loans and leases as of December 31, 2023.
Total deposits increased $170.5 million, or 8.0% on an annualized basis, to $8.7 billion as of March 31, 2024 from $8.5 billion as of December 31, 2023. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.1 billion, or 69.7% of total deposits as of March 31, 2024, a decrease of $14.5 million, or 1.0% on an annualized basis, from $6.1 billion, or 71.3% of total deposits as of December 31, 2023. Certificate of deposit balances totaled $1.7 billion, or 19.2% of total deposits as of March 31, 2024, an increase of $95.3 million, or 24.2% on an annualized basis, from $1.6 billion, or 18.4% of total deposits as of December 31, 2023. Brokered deposits totaled $970.9 million, or 11.1% of total deposits as of March 31, 2024, an increase of $89.8 million, or 40.7% on an annualized basis, from $881.2 million, or 10.3% of total deposits as of December 31, 2023.
Total borrowed funds decreased $14.8 million, or 4.3% on an annualized basis, remaining at $1.4 billion as of March 31, 2024 and December 31, 2023, respectively.
Asset Quality
Nonperforming assets as of March 31, 2024 totaled $42.5 million, or 0.37% of total assets, compared to $45.3 million, or 0.40% of total assets, as of December 31, 2023. Net charge-offs for the three months ended March 31, 2024 were $8.8 million, or 0.36% of average loans and leases on an annualized basis, compared to $0.5 million, or 0.02% of average loans and leases on an annualized basis, for the three months ended March 31, 2023.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.24% as of March 31, 2024, compared to 1.22% as of December 31, 2023.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 295.35% as of March 31, 2024, compared to 269.36% as of December 31, 2023.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.28% as of March 31, 2024, compared to 10.25% as of December 31, 2023. The Company's Tier 1 leverage ratio was 8.96% as of March 31, 2024, compared to 9.02% as of December 31, 2023. As of March 31, 2024, the Company's Tier 1 risk-based capital ratio was 10.38%, compared to 10.35% as of December 31, 2023. The Company's Total risk-based capital ratio was 12.40% as of March 31, 2024, compared to 12.37% as of December 31, 2023.
The Company's ratio of stockholders' equity to total assets was 10.35% and 10.53% as of March 31, 2024 and December 31, 2023, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.25% and 8.39% as of March 31, 2024 and December 31, 2023, respectively.
Net Income
For the three months ended March 31, 2024, the Company reported net income of $14.7 million, or $0.16 per basic and diluted share, an increase of $7.1 million, or 94.0%, from net income of $7.6 million, or $0.09 per basic and diluted share, for the three months ended March 31, 2023. This increase in net income is primarily the result of a decrease in the provision for credit losses on loans of $17.9 million and a decrease in non-interest expense of $3.8 million, partially offset by a decrease in non-interest income of $6.7 million, a decrease in net interest income of $4.5 million, and an increase in the provision for income taxes of $3.7 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.51% for the three months ended March 31, 2024, compared to 0.27% for the three months ended March 31, 2023. The annualized return on average stockholders' equity was 4.88% for the three months ended March 31, 2024, compared to 2.61% for the three months ended March 31, 2023.
The net interest margin was 3.06% for the three months ended March 31, 2024, down from 3.36% for the three months ended March 31, 2023. The decrease in the net interest margin is a result of an increase of 114 basis points in the Company's cost of interest-bearing liabilities to 3.58% for the three months ended March 31, 2024 from 2.44% for the three months ended March 31, 2023, partially offset by an increase in the yield on interest-earning assets of 69 basis points to 5.79% for the three months ended March 31, 2024 from 5.10% for the three months ended March 31, 2023.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2023 Annual Report on Form 10-K, management has identified the determination of the allowance for credit losses, the review of goodwill for impairment and business combinations as the Company’s most critical accounting policies.

Recent Accounting Developments
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which improves reportable segment disclosure requirements, particularly regarding a reportable segment’s expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management has determined that ASU 2023-07 does apply to the Company and is currently determining the impact as of March 31, 2024.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Management has determined that ASU 2023-09 does apply to the Company and is currently determining the impact as of March 31, 2024.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on average tangible assets, return on average tangible equity, the tangible stockholders' equity to tangible assets ratio, tangible book value per share, and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands)
Reported Pretax Income	$19,479	$8,668
Less:
Gains on the sale of investment securities (1)	—	1,701
Add:
Day 1 PCSB provision for credit losses	—	16,744
Merger and acquisition expense (2)	—	6,409
Operating Pretax Income	$19,479	30,120
Effective tax rate	24.7%	22.7%
Provision for income taxes	4,814	6,837
Operating earnings after tax	$14,665	$23,283

Operating earnings per common share:
Basic	$0.16	$0.27
Diluted	$0.16	$0.27
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

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Operating earnings	$14,665	$22,888	$22,701	$23,227	$23,283

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Average total assets	$11,417,185	$11,271,941	$11,180,635	$11,272,672	$11,131,087
Less: Average goodwill and average identified intangible assets, net	264,536	266,225	268,199	270,147	278,135
Average tangible assets	$11,152,649	$11,005,716	$10,912,436	$11,002,525	$10,852,952

Return on average assets (annualized)	0.51%	0.81%	0.81%	0.78%	0.27%
Less:
Gains on the sale of investment securities	—%	—%	—%	—%	0.05%
Add:
Day 1 PCSB provision for credit losses	—%	—%	—%	—%	0.47%
Merger and acquisition expenses	—%	—%	—%	0.03%	0.18%
Operating return on average assets (annualized)	0.51%	0.81%	0.81%	0.81%	0.87%

Return on average tangible assets (annualized)	0.53%	0.83%	0.83%	0.79%	0.28%
Less:
Gains on the sale of investment securities	—%	—%	—%	—%	0.05%
Add:
Day 1 PCSB provision for credit losses	—%	—%	—%	—%	0.48%
Merger and acquisition expenses	—%	—%	—%	0.03%	0.18%
Operating return on average tangible assets (annualized)	0.53%	0.83%	0.83%	0.82%	0.89%

Average total stockholders' equity	$1,201,904	$1,170,776	$1,167,727	$1,174,167	$1,159,635
Less: Average goodwill and average identified intangible assets, net	264,536	266,225	268,199	270,147	278,135
Average tangible stockholders' equity	$937,368	$904,551	$899,528	$904,020	$881,500

Return on average stockholders' equity (annualized)	4.88%	7.82%	7.78%	7.44%	2.61%
Less:
Gains on the sale of investment securities	—%	—%	—%	—%	0.45%
Add:
Day 1 PCSB provision for credit losses	—%	—%	—%	—%	4.46%
Merger and acquisition expenses	—%	—%	—%	0.28%	1.71%
Operating return on average stockholders' equity (annualized)	4.88%	7.82%	7.78%	7.72%	8.33%

Return on average tangible stockholders' equity (annualized)	6.26%	10.12%	10.09%	9.67%	3.43%
Less:
Gains on the sale of investment securities	—%	—%	—%	—%	0.60%
Add:
Day 1 PCSB provision for credit losses	—%	—%	—%	—%	5.87%
Merger and acquisition expenses	—%	—%	—%	0.36%	2.25%

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Operating return on average tangible stockholders' equity (annualized)	6.26%	10.12%	10.09%	10.03%	10.95%

	Three Months Ended
	March 31, 2024	December 31, 2024	September 30, 2024	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Net income, as reported	$14,665	$22,888	$22,701	$21,850	$7,560

Average total assets	$11,417,185	$11,271,941	$11,180,635	$11,272,672	$11,131,087
Less: Average goodwill and average identified intangible assets, net	264,536	266,225	268,199	270,147	278,135
Average tangible assets	$11,152,649	$11,005,716	$10,912,436	$11,002,525	$10,852,952

Return on average tangible assets (annualized)	0.53%	0.83%	0.83%	0.79%	0.28%

Average total stockholders' equity	$1,201,904	$1,170,776	$1,167,727	$1,174,167	$1,159,635
Less: Average goodwill and average identified intangible assets, net	264,536	266,225	268,199	270,147	278,135
Average tangible stockholders' equity	$937,368	$904,551	$899,528	$904,020	$881,500

Return on average tangible stockholders' equity (annualized)	6.26%	10.12%	10.09%	9.67%	3.43%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Total stockholders' equity	$1,194,231	$1,198,644	$1,157,871	$1,162,308	$1,165,066
Less: Goodwill and identified intangible assets, net	263,721	265,429	267,394	269,348	271,302
Tangible stockholders' equity	$930,510	$933,215	$890,477	$892,960	$893,764

Total assets	$11,542,731	$11,382,256	$11,180,555	$11,206,078	$11,522,485
Less: Goodwill and identified intangible assets, net	263,721	265,429	267,394	269,348	271,302
Tangible assets	$11,279,010	$11,116,827	$10,913,161	$10,936,730	$11,251,183

Tangible stockholders' equity to tangible assets	8.25%	8.39%	8.16%	8.16%	7.94%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Tangible stockholders' equity	$930,510	$933,215	$890,477	$892,960	$893,764

Common shares issued	96,998,075	96,998,075	96,998,075	96,998,075	96,998,075
Less:
Treasury shares	7,354,399	7,354,399	7,350,981	7,734,891	7,734,891
Unvested restricted stock	749,099	749,099	780,859	598,049	598,049
Common shares outstanding	88,894,577	88,894,577	88,866,235	88,665,135	88,665,135

Tangible book value per share	$10.47	$10.50	$10.02	$10.07	$10.08

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in Thousands)
Dividends paid	$12,001	$11,997	$11,989	$11,969	$11,970

Net income, as reported	$14,665	$22,888	$22,701	$21,850	$7,560

Dividend payout ratio	81.83%	52.42%	52.81%	54.78%	158.33%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At March 31, 2024		At December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,994,766	41.4%	$4,047,288	42.0%
Multi-family mortgage	1,421,183	14.7%	1,415,191	14.7%
Construction	339,290	3.5%	302,050	3.1%
Total commercial real estate loans	5,755,239	59.6%	5,764,529	59.8%
Commercial loans and leases:
Commercial	999,613	10.4%	984,441	10.2%
Equipment financing	1,374,546	14.2%	1,370,648	14.2%
Condominium association	42,745	0.4%	44,579	0.5%
Total commercial loans and leases	2,416,904	25.0%	2,399,668	24.9%
Consumer loans:
Residential mortgage	1,086,574	11.3%	1,082,804	11.2%
Home equity	347,885	3.6%	344,182	3.6%
Other consumer	48,484	0.5%	50,406	0.5%
Total consumer loans	1,482,943	15.4%	1,477,392	15.3%
Total loans and leases	9,655,086	100.0%	9,641,589	100.0%
Allowance for loan and lease losses	(120,124)		(117,522)
Net loans and leases	$9,534,962		$9,524,067

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2024:

	At March 31, 2024	At December 31, 2023	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,755,239	$5,764,529	$(9,290)	(0.6)%
Commercial	2,416,904	2,399,668	17,236	2.9%
Consumer	1,482,943	1,477,392	5,551	1.5%
Total loans and leases	$9,655,086	$9,641,589	$13,497	0.6%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of March 31, 2024, there were 5 borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $327.5 million, or 2.80% of total loans and commitments, as of March 31, 2024. As of December 31, 2023, there were four borrowers with loans and commitments over

$60.0 million. The total of those loans and commitments was $259.5 million, or 2.2% of total loans and commitments, as of December 31, 2023.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 59.6% of total loans and leases outstanding as of March 31, 2024.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.4 billion), office buildings ($834.5 million), retail stores ($947.7 million), industrial properties ($788.8 million), mixed-use properties ($510.2 million), lodging services ($207.5 million), and food services ($79.5 million) as of March 31, 2024. At that date, approximately 78.1% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 16.6% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.

The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of March 31, 2024.

	At March 31, 2024
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	23.79%	23.79%
Office buildings	1.25%	13.26%	14.51%
Retail stores	1.99%	14.47%	16.46%
Industrial properties	2.58%	11.13%	13.71%
Mixed-use properties	0.70%	8.16%	8.86%
Lodging services	—%	3.46%	3.46%
Food Services	—%	0.60%	0.60%
Other	10.27%	8.34%	18.61%
Total	16.79%	83.21%	100.00%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of March 31, 2024.

	At March 31, 2024
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.24%	66.83%	78.07%
New York	3.10%	13.46%	16.56%
Other	2.92%	2.45%	5.37%
Total	17.26%	82.74%	100.00%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans, which represented 25.0% of total loans outstanding as of March 31, 2024.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to laundry operations ($668.6 million), transportation services ($367.2 million), food services ($242.6 million), recreation services ($141.8 million), manufacturing ($153.2 million), retail ($155.2 million), and rental and leasing services ($78.6 million) as of March 31, 2024.
The Company provides commercial banking services to companies in its market area. Approximately 39.5% of the commercial loans outstanding as of March 31, 2024 were made to borrowers located in New England. The remaining 60.5% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB indices.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 11.0% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located in the state of New York. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 15.4% of total loans outstanding as of March 31, 2024. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2024, other consumer loans equaled $48.5 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as "other assets especially mentioned" ("OAEM"), "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2024, the Company had $150.5 million of total assets that were designated as criticized. This compares to $128.0 million of assets designated as criticized as of December 31,

2023. The increase of $22.5 million in criticized assets was primarily driven by increases in equipment financing and construction relationships for the three months ended March 31, 2024.
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
As of March 31, 2024, the Company had nonperforming assets of $42.5 million, representing 0.37% of total assets, compared to nonperforming assets of $45.3 million, or 0.40% of total assets as of December 31, 2023. The decrease of $2.8 million in nonperforming assets was primarily driven by a $1.3 million decrease in equipment financing loans and a $1.2 million decrease in commercial real estate loans during the three months ended March 31, 2024.
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
Past Due and Accruing
As of March 31, 2024 and December 31, 2023, the Company had minimal loans and leases greater than 90 days past due and accruing.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2024	At December 31, 2023
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$18,394	$19,608
Multi-family mortgage	—	—
Construction	—	—
Total commercial real estate loans	18,394	19,608

Commercial	3,096	3,886
Equipment financing	13,668	14,984
Condominium association	—	—
Total commercial loans and leases	16,764	18,870

Residential mortgage	4,563	4,292
Home equity	950	860
Other consumer	1	—
Total consumer loans	5,514	5,152

Total nonaccrual loans and leases	40,672	43,630

Other real estate owned	780	780
Other repossessed assets	1,037	914
Total nonperforming assets	$42,489	$45,324

Loans and leases past due greater than 90 days and accruing	$363	$228
Total delinquent loans and leases 61-90 days past due	9,748	5,300
Restructured loans and leases not included in nonperforming assets	—	—

Total nonperforming loans and leases as a percentage of total loans and leases	0.42%	0.45%
Total nonperforming assets as a percentage of total assets	0.37%	0.40%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.10%	0.05%
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

The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For March 31, 2024, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2024 and 2023.

	At and for the Three Months Ended March 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(606)	(4,771)	(13)	(5,390)
Recoveries	—	292	17	309
Provision (credit) for loan and lease losses	2,671	5,339	(327)	7,683
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124

Total loans and leases	$5,755,239	$2,416,904	$1,482,943	$9,655,086
Total allowance for loan and lease losses as a percentage of total loans and leases	1.45%	1.26%	0.42%	1.24%

	At and for the Three Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(840)	(11)	(851)
Recoveries	6	383	11	400
Provision (credit) for loan and lease losses	14,532	6,614	1,688	22,834
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865

Total loans and leases	$5,610,414	$2,147,149	$1,489,402	$9,246,965
Total allowance for loan and lease losses as a percentage of total loans and leases	1.47%	1.53%	0.36%	1.31%

At March 31, 2024, the allowance for loan and lease losses increased to $120.1 million, or 1.24% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $117.5 million, or 1.22% of total loans and leases outstanding, as of December 31, 2023.
Net charge-offs in the loans and leases for the three months ended March 31, 2024 and 2023 were $8.8 million and $0.5 million, respectively. Net charge-offs for the three months ended March 31, 2024 included a $3.7 million charge-off on a letter of credit. As a percentage of average loans and leases, annualized net charge-offs for the three months ended March 31, 2024 and 2023 were 0.36% and 0.02%, respectively. The year over year increase in the net charge-offs was primarily due to increases in net charge-offs of $3.0 million in equipment financing loans and $1.0 million in commercial loans.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2024			At December 31, 2023
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$52,531	43.8%	41.4%	$53,633	45.7%	42.0%
Multi-family mortgage	17,410	14.5%	14.7%	16,626	14.1%	14.7%
Construction	13,534	11.3%	3.5%	11,151	9.5%	3.1%
Total commercial real estate loans	83,475	69.6%	59.6%	81,410	69.3%	59.8%
Commercial	13,769	11.5%	10.4%	15,527	13.2%	10.2%
Equipment financing	16,507	13.7%	14.2%	13,869	11.8%	14.2%
Condominium association	141	0.1%	0.4%	161	0.1%	0.5%
Total commercial loans	30,417	25.3%	25.0%	29,557	25.1%	24.9%
Residential mortgage	3,275	2.7%	11.3%	3,669	3.2%	11.2%
Home equity	2,323	1.9%	3.6%	2,255	1.9%	3.6%
Other consumer	634	0.5%	0.5%	631	0.5%	0.5%
Total consumer loans	6,232	5.1%	15.4%	6,555	5.6%	15.3%
Total	$120,124	100.0%	100.0%	$117,522	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of March 31, 2024 is appropriate.
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
The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 8% and 12% of total assets.
Cash, cash equivalents, and investment securities increased $118.1 million, or 45.0% on an annualized basis, to $1.2 billion as of March 31, 2024, from $1.05 billion December 31, 2023. The increase was driven by an increase in short-term investments. Cash, cash equivalents, and investment securities were 10.1% of total assets as of March 31, 2024, compared to 9.22% of total assets at December 31, 2023.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$215,358	$194,334	$220,604	$201,127
GSE CMOs	65,582	59,816	66,463	61,617
GSE MBSs	180,852	162,024	186,614	169,997
Municipal obligations	19,033	19,040	18,785	18,922
Corporate debt obligations	18,551	17,774	20,521	19,716
U.S. Treasury bonds	441,774	412,321	470,764	444,737
Foreign government obligations	500	489	500	485
Total investment securities available-for-sale	$941,650	$865,798	$984,251	$916,601

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $45.7 million for the three months ended March 31, 2024 compared to $33.1 million for the same period in 2023. For the three months ended March 31, 2024, the Company did not sell any investment securities available-for-sale, compared to $224.8 million for the same period in 2023. For the three months ended March 31, 2024, the Company purchased $1.4 million of investment securities available-for-sale, compared to $274.4 million for the same period in 2023.
As of March 31, 2024, the fair value of all investment securities available-for-sale was $865.8 million with $75.9 million of net unrealized losses, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of March 31, 2024, $788.6 million, or 91.1%, of the portfolio, had gross unrealized losses of $76.3 million. This compares to $717.2 million, or 77.8%, of the portfolio with gross unrealized losses of $69.0 million as of December 31, 2023. The Company's unrealized loss position increased in 2024 primarily driven by increase in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as one of the requirements to borrow funds from the FHLB. As of March 31, 2024 and December 31, 2023, there was no excess balance of capital stock.
As of March 31, 2024, the Company owned stock in the FHLBs with a carrying value of $52.7 million, a decrease of $2.8 million from $55.5 million as of December 31, 2023. As of March 31, 2024, the FHLB of Boston had total assets of $66.0 billion and total capital of $3.6 billion, of which $1.8 billion was retained earnings. As of March 31, 2024, the FHLB of New York had total assets of $159.6 billion and total capital of $8.3 billion, of which $2.4 billion was retained earnings. The FHLB of Boston stated that it remained in compliance with all regulatory capital ratios as of March 31, 2024 and was classified as

"adequately capitalized" by its regulator, based on the FHLB of Boston's financial information as of December 31, 2023. The FHLB of New York stated that it met all of its regulatory capital ratios at March 31, 2024.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, as a condition to the Banks' membership in the Federal Reserve System. As of March 31, 2024 and December 31, 2023 , the Company owned stock in the Federal Reserve Banks with a carrying value of $21.9 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes American Financial Exchange ("AFX") and Statewide Zone. As of March 31, 2024, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2023.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2024			At December 31, 2023
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,629,371	18.7%	—%	$1,678,406	19.6%	—%
Interest-bearing deposits:
NOW accounts	654,748	7.5%	0.67%	661,863	7.8%	0.60%
Savings accounts	1,727,893	19.8%	2.75%	1,669,018	19.5%	2.63%
Money market accounts	2,065,569	23.7%	3.10%	2,082,810	24.4%	3.07%
Certificate of deposit accounts	1,670,147	19.2%	4.22%	1,574,855	18.4%	3.88%
Brokered deposit accounts	970,925	11.1%	4.49%	881,173	10.3%	4.36%
Total interest-bearing deposits	7,089,282	81.3%	3.24%	6,869,719	80.4%	3.08%
Total deposits	$8,718,653	100.0%	2.64%	$8,548,125	100.0%	2.48%

Total deposits increased $170.5 million to $8.7 billion as of March 31, 2024, compared to $8.5 billion as of December 31, 2023. Deposits as a percentage of total assets increased to 75.5% as of March 31, 2024, compared to 75.1% as of December 31, 2023.

During the three months ended March 31, 2024, core deposits decreased $14.5 million. The ratio of core deposits to total deposits decreased from 71.3% as of December 31, 2023 to 69.7% as of March 31, 2024, primarily due to a decrease in percentage of demand checking accounts and money market accounts to total deposits.

Certificate of deposit accounts increased $95 million to $1.7 billion as of March 31, 2024, compared to $1.6 billion as of December 31, 2023. Certificate of deposit accounts increased as a percentage of total deposits to 19.2% as of March 31, 2024 from 18.4% as of December 31, 2023.

Brokered deposits increased $89.8 million to $970.9 million as of March 31, 2024, compared to $881.2 million as of December 31, 2023. Brokered deposits increased as a percentage of total deposits to 11.1% as of March 31, 2024 from 10.3% as of December 31, 2023. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,631,472	19.0%	—%	$1,930,162	23.7%	—%
NOW accounts	671,914	7.8%	0.75%	810,333	9.9%	0.45%
Savings accounts	1,694,220	19.7%	2.69%	1,160,003	14.2%	0.88%
Money market accounts	2,076,303	24.2%	3.09%	2,366,235	29.0%	2.08%
Total core deposits	6,073,909	70.7%	2.57%	6,266,733	76.9%	0.99%
Certificate of deposit accounts	1,624,118	18.9%	4.13%	1,346,761	16.5%	2.25%
Brokered deposit accounts	896,784	10.4%	5.22%	534,527	6.6%	4.82%
Total deposits	$8,594,811	100.0%	2.65%	$8,148,021	100.0%	1.44%

As of March 31, 2024 and December 31, 2023, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At March 31, 2024		At December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	326,645	4.39%	291,049	4.02%
Over six months through 12 months	148,419	4.69%	163,277	4.59%
Over 12 months	55,979	4.47%	29,637	3.91%
Total certificate of deposit of $250,000 or more	$531,043	4.48%	$483,963	4.21%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At March 31, 2024
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,065	$3,157	$237	$971	$6,430	74%
Uninsured	1,297	938	54	—	2,289	26%
Total	$3,362	$4,095	$291	$971	$8,719	100%
Composition	39%	47%	3%	11%	100%
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
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,341,800	$1,507,084
Maximum amount outstanding at any month-end during the period	1,371,485	1,630,102
Balance outstanding at end of period	1,361,881	1,630,102
Weighted average interest rate for the period	5.01%	4.55%
Weighted average interest rate at end of period	5.07%	4.68%
Advances from the FHLB
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
FHLB borrowings decreased $73.1 million to $1.2 billion as of March 31, 2024 with a total capacity of $2.5 billion. As of December 31, 2023, FHLB borrowings stood at $1.2 billion with a total capacity of $2.6 billion.
Subordinated Debentures and Notes
As part of the acquisition of BankRI, the Company acquired two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26161% plus 3.10% and 3-month CME term SOFR plus spread adjustment of 0.26161% plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating rate subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26161% plus 3.315% quarterly until the notes mature in September 2029.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2024	December 31, 2023
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26161% + 3.10%	June 26, 2033	June 25, 2024	$4,908	$4,904
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26161% + 2.79%	March 17, 2034	June 16, 2024	4,863	4,857
September 15, 2014	6.0% Fixed-to-Variable; 3-month CME term SOFR + spread adjustment of 0.26161% + 3.315%	September 15, 2029	September 15, 2024	74,452	74,427
			Total	$84,223	$84,188

The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of March 31, 2024. This compares to $0.2 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of December 31, 2023.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company has access to a $30.0 million committed line of credit as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company did not have any borrowings on this committed line of credit.
As of March 31, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of March 31, 2024, the Company had $40.0 million of borrowings on outstanding uncommitted lines of credit compared to no borrowings outstanding as of December 31, 2023.
As of March 31, 2024, the Company had $82.2 million in cash borrowed from dealer counterparties. This compares to $60.0 million outstanding as of December 31, 2023. This cash collateralizes the fair value of the dealer side of derivative transactions.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2024 and December 31, 2023:

	At March 31, 2024	At December 31, 2023
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,725,595	$1,733,198
Pay fixed, receive variable	1,725,595	1,733,198
Risk participation-out agreements	527,820	542,387
Risk participation-in agreements	103,797	100,313
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$2,667	$3,262
Sells foreign currency, buys U.S. currency	3,072	3,895
Fixed weighted average interest rate from the Company to counterparty	3.03%	2.96%
Floating weighted average interest rate from counterparty to the Company	5.68%	5.70%
Weighted average remaining term to maturity (in months)	75	75
Fair value:
Recognized as an asset:
Interest rate derivatives	$—	$234
Loan level derivatives	114,389	99,876
Risk participation-out agreements	844	1,238
Foreign exchange contracts	209	139
Recognized as a liability:
Interest rate derivatives	$4,876	$2,842
Loan level derivatives	114,389	99,876
Risk participation-in agreements	233	310
Foreign exchange contracts	211	132
Stockholders' Equity and Dividends
The Company's total stockholders' equity decreased $4.4 million remaining at $1.2 billion as of March 31, 2024 and December 31, 2023, respectively. The decrease for the three months ended March 31, 2024, primarily reflects dividends paid by the Company of $12 million and unrealized loss on securities available-for-sale of $6.3 million, partially offset by net income of $14.7 million.
Stockholders' equity represented 10.35% of total assets as of March 31, 2024 and 10.53% of total assets as of December 31, 2023. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.25% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2024 and 8.39% as of December 31, 2023.
The dividend payout ratio was 81.83% for the three months ended March 31, 2024, compared to 158.33% for the same period in 2023.

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
Net Interest Income
Net interest income decreased $4.5 million to $81.6 million for the three months ended March 31, 2024 from $86.0 million for the three months ended March 31, 2023. This decrease reflects a $27.4 million increase in interest expense on deposits and borrowings, which is reflective of the rising interest rate environment, along with a $1.0 million decrease in interest income on debt securities, offset by a $23.3 million increase in interest income on loans and leases and a $0.6 million increase in short term investments and restricted equity securities. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2024 and March 31, 2023 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2024 and March 31, 2023 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest margin decreased 30 basis points to 3.06% for the three months ended March 31, 2024 from 3.36% for the three months ended March 31, 2023. The Company's weighted average interest rate on loans (prior to purchase accounting adjustments) increased to 6.03% for the three months ended March 31, 2024 from 5.33% for the three months ended March 31, 2023.
The yield on interest-earning assets increased to 5.79% for the three months ended March 31, 2024 from 5.10% for the three months ended March 31, 2023. The increase is the result of higher yields on loans and leases and investments. During the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company recorded $0.7 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets.
The cost of interest-bearing liabilities increased 114 basis points to 3.58% for the three months ended March 31, 2024 from 2.44% for the three months ended March 31, 2023. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to changes in interest rates. From 2017 through 2019, short term interest rates rose while at the same time net interest income, net interest spread, and net interest margin also increased. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and began to increase in the first quarter of 2022. In recent months, the Treasury yield curve has inverted and flattened at the long end. Short term rates have risen sharply due to multiple rate hikes implemented by the FRB. The shape of the curve indicates rates will begin to decline within a year and flatten around the 7-year mark. The short term increase in rates positively affected the Company's net interest income, net interest spread, and net interest margin initially. As is expected in the near term, the net interest margin is compressing as investable funds migrate among depository and non-depository categories. Management expects this to persist for a quarter or two, after which time the net interest margin is expected to stabilize and then increase as loans continue to reprice into the higher rate environment. To the extent the FRB cuts rates in the near term, the net interest income and the net interest margin will be highly dependent on the ability and timing to reduce deposit pricing.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2024 and March 31, 2023. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$893,228	$6,927	3.10%	$1,029,068	$7,974	3.10%
Restricted equity securities	76,335	1,493	7.82%	76,911	1,255	6.53%
Short-term investments	130,768	1,824	5.58%	147,654	1,495	4.05%
Total investments	1,100,331	10,244	3.72%	1,253,633	10,724	3.42%
Commercial real estate loans (2)	5,761,735	81,049	5.56%	5,579,977	67,667	4.85%
Commercial loans (2)	1,026,467	17,507	6.75%	892,522	14,017	6.28%
Equipment financing (2)	1,374,426	26,895	7.83%	1,226,717	21,213	6.92%
Consumer loans (2)	1,482,819	19,978	5.40%	1,452,072	19,070	5.28%
Total loans and leases	9,645,447	145,429	6.03%	9,151,288	121,967	5.33%
Total interest-earning assets	10,745,778	155,673	5.79%	10,404,921	132,691	5.10%
Allowance for loan and lease losses	(116,160)			(114,421)
Non-interest-earning assets	787,567			840,587
Total assets	$11,417,185			$11,131,087
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$671,914	1,261	0.75%	$810,333	901	0.45%
Savings accounts	1,694,220	11,352	2.69%	1,160,003	2,514	0.88%
Money market accounts	2,076,303	15,954	3.09%	2,366,235	12,140	2.08%
Certificate of deposit accounts	1,624,118	16,672	4.13%	1,346,761	7,456	2.25%
Brokered deposit accounts	896,784	11,645	5.22%	534,527	6,357	4.82%
Total interest-bearing deposits (3)	6,963,339	56,884	3.29%	6,217,859	29,368	1.92%
Advances from the FHLB	1,164,534	14,633	4.97%	1,264,523	14,531	4.60%
Subordinated debentures and notes	84,206	1,377	6.54%	84,062	1,354	6.44%
Other borrowed funds	93,060	977	4.22%	158,499	1,249	3.20%
Total borrowed funds	1,341,800	16,987	5.01%	1,507,084	17,134	4.55%
Total interest-bearing liabilities	8,305,139	73,871	3.58%	7,724,943	46,502	2.44%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,631,472			1,930,162
Other non-interest-bearing liabilities	278,670			316,347
Total liabilities	10,215,281			9,971,452
Total stockholders' equity	1,201,904			1,159,635
Total liabilities and stockholders' equity	$11,417,185			$11,131,087
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		81,802	2.21%		86,189	2.66%
Less adjustment of tax-exempt income		214			140
Net interest income		$81,588			$86,049
Net interest margin (5)			3.06%			3.36%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.66% and 1.46% in the three months ended March 31, 2024 and March 31, 2023, respectively.
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

	Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(1,047)	$—	$(1,047)
Marketable and restricted equity securities	(9)	247	238
Short-term investments	(185)	514	329
Total investments	(1,241)	761	(480)
Loans and leases:
Commercial real estate loans	2,436	10,946	13,382
Commercial loans and leases	2,329	1,161	3,490
Equipment financing	2,716	2,966	5,682
Consumer loans	233	675	908
Total loans	7,714	15,748	23,462
Total change in interest and dividend income	6,473	16,509	22,982
Interest expense:
Deposits:
NOW accounts	(173)	533	360
Savings accounts	1,617	7,221	8,838
Money market accounts	(1,626)	5,440	3,814
Certificate of deposit accounts	1,822	7,394	9,216
Brokered deposit accounts	4,711	577	5,288
Total deposits	6,351	21,165	27,516
Borrowed funds:
Advances from the FHLB	(1,103)	1,205	102
Subordinated debentures and notes	2	21	23
Other borrowed funds	(607)	335	(272)
Total borrowed funds	(1,708)	1,561	(147)
Total change in interest expense	4,643	22,726	27,369
Change in tax-exempt income	74	—	74
Change in net interest income	$1,756	$(6,217)	$(4,461)

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$81,049	$67,667	$13,382	19.8%
Commercial loans	17,343	13,981	3,362	24.0%
Equipment financing	26,895	21,213	5,682	26.8%
Residential mortgage loans	12,315	11,073	1,242	11.2%
Other consumer loans	7,663	7,997	(334)	(4.2)%
Total interest income—loans and leases (1)	$145,265	$121,931	$23,334	19.1%
_________________________________________________________________________
(1) Change in tax-exempt income of $128 thousand is excluded from the table above.
Total interest from loans and leases was $145.3 million for the three months ended March 31, 2024, and represented a yield on total loans of 6.03%. This compares to $121.9 million of interest on loans and a yield of 5.33% for the three months ended March 31, 2023. The $23.4 million increase in interest income from loans and leases was primarily due to an increase of $15.7 million in changes to interest rates, and an increase of $7.7 million due to higher average loan balances.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$6,878	$7,870	$(992)	(12.6)%
Restricted equity securities	1,492	1,255	237	18.9%
Short-term investments	1,824	1,495	329	22.0%
Total interest income—investments (1)	$10,194	$10,620	$(426)	(4.0)%
_________________________________________________________________________
(1) Change in tax-exempt income of $(54) thousand is excluded from the table above.
Total interest income from investments was $10.2 million for the three months ended March 31, 2024, compared to $10.6 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, the yield on total investments was 3.72% and 3.42%. respectively. The year over year decrease in interest income on investments of $0.4 million, or 4.0%, was primarily driven by a $1.0 million decrease in debt securities balances partially offset by a $0.6 million increase in short term investment rates driven by higher yields.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,261	$901	$360	40.0%
Savings accounts	11,352	2,514	8,838	351.6%
Money market accounts	15,954	12,140	3,814	31.4%
Certificate of deposit accounts	16,672	7,456	9,216	123.6%
Brokered deposit accounts	11,645	6,357	5,288	83.2%
Total interest expense - deposits	56,884	29,368	27,516	93.7%
Borrowed funds:
Advances from the FHLB	14,633	14,531	102	0.7%
Subordinated debentures and notes	1,377	1,354	23	1.7%
Other borrowed funds	977	1,249	(272)	(21.8)%
Total interest expense - borrowed funds	16,987	17,134	(147)	(0.9)%
Total interest expense	$73,871	$46,502	$27,369	58.9%
`
Deposits
For the three months ended March 31, 2024, interest expense on deposits increased $27.5 million, compared to the same period in 2023. The increase in interest expense on deposits was driven by an increase of $21.2 million due to higher interest rates and an increase of $6.4 million primarily driven by the growth in volume of average brokered deposits and certificate of deposit balances. For the three months ended March 31, 2024, the purchase accounting amortization on acquired deposits was $328 thousand and one basis point, compared to $324 thousand and one basis point for the same period in 2023.
Borrowed Funds
For the three months ended March 31, 2024, interest expense on borrowed funds decreased $147 thousand year over year. The decrease in interest expense on borrowed funds was driven by a decrease of $1.7 million due to volume offset by an increase of $1.6 million due to borrowing rates as they increased to 5.01% for the three months ended March 31, 2024 from 4.55% for the three months ended March 31, 2023. For the three months ended March 31, 2024, the purchase accounting amortization on acquired borrowed funds was $126 thousand and no basis points, compared to $130 thousand and one basis point for the three months ended March 31, 2023.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change
	2024	2023
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,671	$14,532	$(11,861)
Commercial	5,339	6,614	(1,275)
Consumer	(327)	1,688	(2,015)
Total provision (credit) for loan and lease losses	7,683	22,834	(15,151)
Provision (credit) for loan and lease losses on PCD loans:
Commercial real estate	—	1,685	(1,685)
Commercial	—	469	(469)
Consumer	—	190	(190)
Total provision (credit) for loan and lease losses on PCD loans	—	2,344	(2,344)
Unfunded credit commitments	(260)	2,510	(2,770)
Investment securities available-for-sale	(44)	198	(242)
Total provision (credit) for credit losses	$7,379	$27,886	$(20,507)

For the three months ended March 31, 2024, the provision for credit losses decreased $20.5 million compared to the three months ended March 31, 2023, resulting in a provision for credit and investment losses of $7.4 million. The decrease in the provision for credit and investment losses is primarily driven by the lack of a day one provision impact resulting from the Company's acquisition of PCSB Bank in 2023.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Deposit fees	$2,897	$2,657	$240	9.0%
Loan fees	789	391	398	101.8%
Loan level derivative income, net	437	2,373	(1,936)	(81.6)%
Gain (loss) on investment securities, net	—	1,701	(1,701)	(100.0)%
Gain on sales of loans and leases held-for-sale	—	1,638	(1,638)	(100.0)%
Other	2,161	4,177	(2,016)	(48.3)%
Total non-interest income	$6,284	$12,937	$(6,653)	(51.4)%
Loan level derivative income decreased $1.9 million, or 81.6%, to $0.4 million for the three months ended March 31, 2024 from $2.4 million for the same period in 2023, primarily driven by lower volume in loan level derivative transactions completed for the three months ended March 31, 2024.
Gain (loss) on investment securities was $0.0 million for the three months ended March 31, 2024, compared to $1.7 million for the same period in 2023. The decrease was driven by no sales of investment securities for the three months ended March 31, 2024.

Gain on sales of loans and leases held-for-sale decreased $1.6 million, or 100.0%, to $0.0 million for the three months ended March 31, 2024 from $1.6 million for the same period in 2023 as there were no sales of loans and leases held-for-sale for the three months ended March 31, 2024.
Other income decreased $2.0 million, or 48.3%, to $2.2 million for the three months ended March 31, 2024 from $4.2 million for the same period in 2023, primarily driven by the mark to market on interest rate swaps on loans of a negative $0.4 million compared to income of $1.6 million for the same period in 2023 and lower bank owned life insurance income due to a death benefit received in 2023.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Compensation and employee benefits	$36,629	$36,565	$64	0.2%
Occupancy	5,769	5,223	546	10.5%
Equipment and data processing	7,031	6,462	569	8.8%
Professional services	1,900	1,430	470	32.9%
FDIC insurance	1,884	1,244	640	51.4%
Advertising and marketing	1,574	1,410	164	11.6%
Amortization of identified intangible assets	1,708	1,966	(258)	(13.1)%
Merger and acquisition expense	—	6,409	(6,409)	(100.0)%
Other	4,519	4,067	452	11.1%
Total non-interest expense	$61,014	$64,776	$(3,762)	(5.8)%
During the three months ended March 31, 2024, the Company had no merger and acquisition expense compared to $6.4 million for the three months ended March 31, 2023. Excluding merger and acquisition expense, non-interest expense increased $2.6 million to $61.0 million for the three months ended March 31, 2024, compared to $58.4 million for the three months ended March 31, 2023.
Occupancy expense increased $0.5 million, or 10.5%, to $5.8 million for the three months ended March 31, 2024 from $5.2 million for the same period in 2023, primarily driven by higher building maintenance, leasehold improvement depreciation, and rent. Increases are driven in part by the opening of two offices in the same period in 2023.
Equipment and data processing expense increased $0.6 million, or 8.8%, to $7.0 million for the three months ended March 31, 2024 from $6.5 million for the same period in 2023, primarily driven by higher software, item processing, and ATM processing expenses.
FDIC insurance increased $0.6 million, or 51.4%, to $1.9 million for the three months ended March 31, 2024 from $1.2 million for the same period in 2023, primarily driven by higher FDIC insurance due to an increase in the insurance rate.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Income before provision for income taxes	$19,479	$8,668	$10,811	124.7%
Provision (benefit) for income taxes	4,814	1,108	3,706	334.5%
Net income	$14,665	$7,560	$7,105	94.0%
Effective tax rate	24.7%	12.8%	N/A	93.0%
The Company recorded an income tax expense of $4.8 million for the three months ended March 31, 2024, compared to an income tax expense of $1.1 million for the three months ended March 31, 2023, representing effective tax rates of 24.7% and 12.8%, respectively. The increase in effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by nonrecurring items in the 2023 effective rate. The 2023 effective tax rate included energy tax credit deals in 2023 that have not reoccurred in 2024 offset by merger expenses relating to the acquisition of PCSB Bank.
Liquidity and Capital Resources
Liquidity
Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by an Asset/Liability Committee ("ALCO"), consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Banks. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds, and maturing investment securities.
In the first quarter, the Company operated with increased liquidity. During the year, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the first quarter. Cash and equivalents at the end of the quarter were $301.9 million, or 2.6% of the balance sheet, compared to $133.0 million, or 1.2% of the balance sheet, as of December 31, 2023. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 8% and 12% of total assets. As of March 31, 2024, cash, cash equivalents and investment securities available-for-sale totaled $1.2 billion, or 10.1% of total assets. This compares to $1.0 billion, or 9.2% of total assets, as of December 31, 2023.
Deposits, which are considered the most stable source of liquidity, totaled $8.7 billion as of March 31, 2024 and represented 86.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.5 billion, or 86.1% of total funding, as of December 31, 2023. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.1 billion as of March 31, 2024 and represented 69.7% of total deposits, compared to core deposits of $6.1 billion, or 71.3% of total deposits, as of December 31, 2023. Additionally, the Company had $970.9 million of brokered deposits as of March 31, 2024, which represented 11.1% of total deposits, compared to $881.2 million or 10.3% of total deposits, as of December 31, 2023. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.4 billion as of March 31, 2024, representing 13.5% of total funding, compared to $1.4 billion, or 13.9% of total funding, as of December 31, 2023. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of March 31, 2024, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.5 billion, compared to $2.6 billion as of December 31, 2023.

As of March 31, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of March 31, 2024, the Company had $40.0 million of borrowings on outstanding uncommitted lines of credit compared to no borrowings outstanding as of December 31, 2023.
The Company had a $30.0 million committed line of credit for contingent liquidity as of March 31, 2024. As of March 31, 2024, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company had $312.0 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2024. As of March 31, 2024, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
Additionally, the Banks have access to liquidity through repurchase agreements and additional untapped brokered deposits.
While management believes the Company has adequate liquidity to meet its commitments and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2024	At December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$52,953	$88,435
Commercial	173,649	279,001
Residential mortgage	25,760	26,170
Unadvanced portion of loans and leases	1,147,990	1,208,553
Unused lines of credit:
Home equity	768,814	762,235
Other consumer	116,661	114,816
Other commercial	501	475
Unused letters of credit:
Financial standby letters of credit	11,221	8,221
Performance standby letters of credit	29,215	29,187
Commercial and similar letters of credit	2,792	3,278
Interest rate derivatives	$225,000	$225,000
Loan level derivatives:
Receive fixed, pay variable	1,725,595	1,733,198
Pay fixed, receive variable	1,725,595	1,733,198
Risk participation-out agreements	527,820	542,387
Risk participation-in agreements	103,797	100,313
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	2,667	3,262
Sells foreign currency, buys U.S. currency	3,072	3,895

Capital Resources
As of March 31, 2024, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2024, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2024 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$998,916	10.28%	$437,269	4.50%	$680,196	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,008,687	8.96%	450,307	4.00%	450,307	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,008,687	10.38%	583,056	6.00%	825,996	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,204,734	12.40%	777,248	8.00%	1,020,138	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$579,252	10.39%	$250,879	4.50%	$390,256	7.00%	$362,381	6.50%
Tier 1 leverage capital ratio (2)	579,252	9.33%	248,340	4.00%	248,340	4.00%	310,424	5.00%
Tier 1 risk-based capital ratio (3)	579,252	10.39%	334,505	6.00%	473,883	8.50%	446,007	8.00%
Total risk-based capital ratio (4)	649,064	11.64%	446,092	8.00%	585,496	10.50%	557,615	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$283,997	10.32%	$123,836	4.50%	$192,634	7.00%	$178,874	6.50%
Tier 1 leverage capital ratio (2)	283,997	8.77%	129,531	4.00%	129,531	4.00%	161,914	5.00%
Tier 1 risk-based capital ratio (3)	283,997	10.32%	165,115	6.00%	233,912	8.50%	220,153	8.00%
Total risk-based capital ratio (4)	318,450	11.57%	220,190	8.00%	289,000	10.50%	275,238	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$189,082	13.46%	$63,215	4.50%	$98,334	7.00%	$91,310	6.50%
Tier 1 leverage capital ratio (2)	189,082	9.89%	76,474	4.00%	76,474	4.00%	95,593	5.00%
Tier 1 risk-based capital ratio (3)	189,082	13.46%	84,286	6.00%	119,405	8.50%	112,382	8.00%
Total risk-based capital ratio (4)	205,010	14.59%	112,411	8.00%	147,540	10.50%	140,514	10.00%
_______________________________________________________________________________
(1) Common equity Tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets.
(2) Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.
(3) Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.
(4) Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

The following table presents actual and required capital amounts and capital ratios as of December 31, 2023 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2023:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$994,023	10.25%	$436,400	4.50%	$678,845	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,003,784	9.02%	445,137	4.00%	445,137	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,003,784	10.35%	581,904	6.00%	824,364	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,199,686	12.37%	775,868	8.00%	1,018,327	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$580,148	10.39%	$251,267	4.50%	$390,860	7.00%	$362,941	6.50%
Tier 1 leverage capital ratio (2)	580,148	9.46%	245,306	4.00%	245,306	4.00%	306,632	5.00%
Tier 1 risk-based capital ratio (3)	580,148	10.39%	335,023	6.00%	474,616	8.50%	446,697	8.00%
Total risk-based capital ratio (4)	650,135	11.64%	446,828	8.00%	586,462	10.50%	558,535	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$283,673	10.20%	$125,150	4.50%	$194,678	7.00%	$180,772	6.50%
Tier 1 leverage capital ratio (2)	283,673	8.89%	127,637	4.00%	127,637	4.00%	159,546	5.00%
Tier 1 risk-based capital ratio (3)	283,673	10.20%	166,866	6.00%	236,394	8.50%	222,489	8.00%
Total risk-based capital ratio (4)	318,462	11.46%	222,312	8.00%	291,785	10.50%	277,890	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$185,337	13.50%	$61,779	4.50%	$96,101	7.00%	$89,236	6.50%
Tier 1 leverage capital ratio (2)	185,337	9.78%	75,802	4.00%	75,802	4.00%	94,753	5.00%
Tier 1 risk-based capital ratio (3)	185,337	13.50%	82,372	6.00%	116,694	8.50%	109,829	8.00%
Total risk-based capital ratio (4)	201,314	14.66%	109,858	8.00%	144,188	10.50%	137,322	10.00%
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate customer deposits with terms of more than five years, and adjusting maturities of wholesale funding. The Company limits this risk by restricting the types of MBSs it invests into those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.
Measuring Interest-Rate Risk
As noted above, interest-rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific period if it will mature or reprice within that period. The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income. Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2024.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2024, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2024		December 31, 2023
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$17,865	5.3%	$13,318	3.9%
Up 200 basis points ramp	9,742	2.9%	7,068	2.1%
Up 100 basis points ramp	5,394	1.6%	3,389	1.0%
Down 100 basis points ramp	(4,216)	(1.3)%	(5,042)	(1.5)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 5.3% as of March 31, 2024, compared to a positive 3.9% as of December 31, 2023.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2024, the Company’s one-year cumulative gap was a negative $596.2 million, or 5.53% of total interest-earning assets, compared with a negative $521.4 million, or 4.89% of total interest-earning assets, at December 31, 2023.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2023 Annual Report on Form 10-K.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2024	At December 31, 2023
Up 300 basis points	(5.5)%	(6.3)%
Up 200 basis points	(4.2)%	(4.4)%
Up 100 basis points	(1.2)%	(2.2)%
Down 100 basis points	(0.6)%	2.1%

The Company's EVE-at-risk asset sensitivity increased from December 31, 2023 to March 31, 2024 as more cash was held on the balance sheet and the deposit mix shifted.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2023 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: May 7, 2024	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)