Form 10-Q
period 2024-06-30
BROOKLINE BANCORP INC
filed 2024-08-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

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

At July 31, 2024, the number of shares of common stock, par value $0.01 per share, outstanding was 88,911,623.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
i

Glossary of Acronyms and Terms
2014 Plan	Brookline Bancorp, Inc. 2014 Equity Incentive Plan
2021 Plan	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan
ACL	Allowance for Credit Losses
AFX	American Financial Exchange
ALCO	Asset/Liability Committee
BankRI	Bank Rhode Island
Banks	Brookline Bank, Bank Rhode Island, and PCSB Bank
C&I	Commercial and industrial
Clarendon Private	Clarendon Private, LLC
CMOs	Collateralized mortgage obligations
Company	Brookline Bancorp, Inc. and its subsidiaries
CRE	Commercial real estate
Eastern Funding	Eastern Funding, LLC
EPS	Earnings per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Boston and New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	U.S generally accepted accounting principles
GNMA	Government National Mortgage Association
GSEs	U.S. Government-sponsored enterprises
IBORs	Interbank Offered Rates
LEQ	Loan equivalency
LIBOR	London Interbank Offered Rate
MBSs	Mortgage-backed securities
OAEM	Other Assets Especially Mentioned
OCI	Other comprehensive income
OREO	Other Real Estate Owned
Plans	the 2014 Plan and the 2021 Plan
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2024	At December 31, 2023
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$60,067	$34,514
Short-term investments	283,017	98,513
Total cash and cash equivalents	343,084	133,027
Investment securities available-for-sale	856,439	916,601
Total investment securities	856,439	916,601
Allowance for investment security losses	(359)	(441)
Net investment securities	856,080	916,160
Loans and leases:
Commercial real estate loans	5,782,111	5,764,529
Commercial loans and leases	2,443,530	2,399,668
Consumer loans	1,495,496	1,477,392
Total loans and leases	9,721,137	9,641,589
Allowance for loan and lease losses	(121,750)	(117,522)
Net loans and leases	9,599,387	9,524,067
Restricted equity securities	78,963	77,595
Premises and equipment, net of accumulated depreciation of $104,399 and $100,408, respectively	88,378	89,853
Right-of-use asset operating leases	35,691	30,863
Deferred tax asset	60,032	56,952
Goodwill	241,222	241,222
Identified intangible assets, net of accumulated amortization of $13,157 and $47,963, respectively	20,830	24,207
OREO and repossessed assets, net	1,974	1,694
Other assets	309,651	286,616
Total assets	$11,635,292	$11,382,256
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,638,378	$1,678,406
Interest-bearing deposits	7,098,658	6,869,719
Total deposits	8,737,036	8,548,125
Borrowed funds:
Advances from the FHLB	1,265,079	1,223,226
Subordinated debentures and notes	84,258	84,188
Other borrowed funds	80,125	69,256
Total borrowed funds	1,429,462	1,376,670
Operating lease liabilities	37,102	31,998
Mortgagors' escrow accounts	17,117	17,239
Reserve for unfunded credits	11,400	19,767
Accrued expenses and other liabilities	204,695	189,813
Total liabilities	10,436,812	10,183,612

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	904,775	902,659
Retained earnings	445,560	438,722
Accumulated other comprehensive (loss) income	(61,693)	(52,798)
Treasury stock, at cost; 7,373,009 shares and 7,354,399 shares, respectively	(91,132)	(90,909)
Total stockholders' equity	1,198,480	1,198,644
Total liabilities and stockholders' equity	$11,635,292	$11,382,256
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$145,585	$132,299	$290,850	$254,230
Debt securities	6,480	8,034	13,358	15,904
Restricted equity securities	1,376	1,673	2,868	2,928
Short-term investments	1,914	3,351	3,738	4,846
Total interest and dividend income	155,355	145,357	310,814	277,908
Interest expense:
Deposits	59,721	43,147	116,605	72,515
Borrowed funds	15,633	16,173	32,620	33,307
Total interest expense	75,354	59,320	149,225	105,822
Net interest income	80,001	86,037	161,589	172,086
Provision for credit losses on loans	5,607	5,726	13,030	31,070
Provision (credit) for credit losses on investments	(39)	133	(83)	331
Net interest income after provision for credit losses	74,433	80,178	148,642	140,685
Non-interest income:
Deposit fees	3,001	2,866	5,898	5,523
Loan fees	702	491	1,491	882
Loan level derivative income, net	106	363	543	2,736
Gain on investment securities, net	—	3	—	1,704
Gain on sales of loans and leases held-for-sale	130	308	130	1,946
Other	2,457	1,431	4,618	5,608
Total non-interest income	6,396	5,462	12,680	18,399
Non-interest expense:
Compensation and employee benefits	34,762	33,438	71,391	70,003
Occupancy	5,551	4,870	11,320	10,093
Equipment and data processing	6,732	6,531	13,763	12,993
Professional services	1,745	1,986	3,645	3,416
FDIC insurance	2,025	2,609	3,909	3,853
Advertising and marketing	1,504	1,382	3,078	2,792
Amortization of identified intangible assets	1,669	1,954	3,377	3,920
Merger and restructuring expense	823	1,002	823	7,411
Other	4,373	4,053	8,892	8,120
Total non-interest expense	59,184	57,825	120,198	122,601
Income before provision for income taxes	21,645	27,815	41,124	36,483
Provision for income taxes	5,273	5,965	10,087	7,073
Net income	$16,372	$21,850	$31,037	$29,410
Earnings per common share:
Basic	$0.18	$0.25	$0.35	$0.34
Diluted	0.18	0.25	0.35	0.34
Weighted average common shares outstanding:
Basic	88,904,692	88,665,135	88,899,635	87,620,194
Diluted	89,222,315	88,926,543	89,201,912	87,887,980
Dividends paid per common share	$0.135	$0.135	$0.270	$0.270

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Net income	$16,372	$21,850	$31,037	$29,410

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(1,252)	(13,506)	(9,453)	(3,366)
Income tax (expense) benefit	342	3,233	2,266	1,004
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(910)	(10,273)	(7,187)	(2,362)

Cash flow hedges:
Change in fair value of cash flow hedges	(1,026)	(5,765)	(4,401)	(3,040)
Income tax (expense) benefit	267	1,500	1,061	791
Net change in fair value of cash flow hedges, net of taxes	(759)	(4,265)	(3,340)	(2,249)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(1,104)	(1,446)	(2,206)	(543)
Income tax (expense) benefit	287	376	574	141
Net reclassification adjustment for change in fair value of cash flow hedges	(817)	(1,070)	(1,632)	(402)

Net change in fair value of cash flow hedges	58	$(3,195)	(1,708)	$(1,847)

Other comprehensive gain (loss), net of taxes	(852)	(13,468)	(8,895)	(4,209)

Comprehensive income	$15,520	$8,382	$22,142	$25,201

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2024	$970	$903,726	$441,285	$(60,841)	$(90,909)	$1,194,231
Net income	—	—	16,372	—	—	$16,372
Other comprehensive income (loss)	—	—	—	(852)	—	$(852)
Common stock dividends of $0.135 per share	—	—	(12,001)	—	—	$(12,001)
Restricted stock awards issued, net of awards surrendered	—	223	—	—	(223)	$—
Compensation under recognition and retention plans	—	826	(96)	—	—	$730
Balance at June 30, 2024	$970	$904,775	$445,560	$(61,693)	$(91,132)	$1,198,480

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2023	$970	$904,174	$407,528	$(52,688)	$(94,918)	$1,165,066
Net income	—	—	21,850	—	—	21,850
Other comprehensive income (loss)	—	—	—	(13,468)	—	(13,468)
Common stock dividends of $0.135 per share	—	—	(11,969)	—	—	(11,969)
Compensation under recognition and retention plan	—	910	(81)	—	—	829
Balance at June 30, 2023	$970	$905,084	$417,328	$(66,156)	$(94,918)	$1,162,308
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net income	—	—	31,037	—	—	31,037
Other comprehensive income (loss)	—	—	—	(8,895)	—	(8,895)
Common stock dividends of $0.270 per share	—	—	(24,002)	—	—	(24,002)
Restricted stock awards issued, net of awards surrendered	—	223	—	—	(223)	—
Compensation under recognition and retention plans	—	1,893	(197)	—	—	1,696
Balance at June 30, 2024	$970	$904,775	$445,560	$(61,693)	$(91,132)	$1,198,480

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$992,125
Net Income	—	—	29,410	—	—	29,410
Common stock issued for acquisition	118	167,212	—	—	—	167,330
Other comprehensive income (loss)	—	—	—	(4,209)	—	(4,209)
Common stock dividends of $0.270 per share	—	—	(23,939)	—	—	(23,939)
Restricted stock awards issued, net of awards surrendered	—	(8)	—	—	(45)	(53)
Compensation under recognition and retention plans	—	1,806	(162)	—	—	1,644
Balance at June 30, 2023	$970	$905,084	$417,328	$(66,156)	$(94,918)	$1,162,308

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
Cash flows from operating activities:
Net income	$31,037	$29,410
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	12,947	31,070
Deferred income tax (benefit) expense	(327)	210
Depreciation of premises and equipment	4,076	3,926
(Accretion) amortization of investment securities premiums and discounts, net	(3,121)	(4,910)
(Accretion) amortization of premiums and discounts and deferred loan and lease origination costs, net	(3,324)	2,162
Amortization of identified intangible assets	3,377	3,920
Amortization of debt issuance costs	50	50
Amortization (accretion) of acquisition fair value adjustments, net	760	(5,706)
Gain on investment securities, net	—	(1,704)
Gain on sales of loans and leases held-for-sale	(130)	(1,946)
Write-down of other repossessed assets	137	60
Compensation under recognition and retention plans	1,696	1,643
Net change in:
Cash surrender value of bank-owned life insurance	(989)	(316)
Other assets	(23,964)	(19,700)
Accrued expenses and other liabilities	14,881	10,618
Net cash provided from operating activities	37,106	48,787

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	229,981
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	94,901	178,240
Purchases of investment securities available-for-sale	(41,071)	(279,009)
Proceeds from redemption/sales of restricted equity securities	12,093	33,550
Purchase of restricted equity securities	(13,461)	(29,662)
Proceeds from sales of loans and leases held-for-investment, net	6,908	163,442
Net increase in loans and leases	(101,228)	(558,492)
Acquisitions, net of cash and cash equivalents acquired	—	(80,209)
Purchase of premises and equipment, net	(2,660)	(8,648)
Proceeds from sales of other repossessed assets	641	820
Net cash used for investing activities	(43,877)	(349,987)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
Cash flows from financing activities:
Increase (decrease) in demand checking, NOW, savings and money market accounts	3,276	(321,664)
Increase in certificates of deposit and brokered deposits	185,070	748,514
Proceeds from FHLB advances	752,100	4,486,000
Repayment of FHLB advances	(710,363)	(4,733,516)
Increase (decrease) in other borrowed funds, net	10,869	(12,012)
Decrease in mortgagors' escrow accounts, net	(122)	(710)
Payment of dividends on common stock	(24,002)	(23,939)
Net cash provided from financing activities	216,828	142,673
Net increase (decrease) in cash and cash equivalents	210,057	(158,527)
Cash and cash equivalents at beginning of period	133,027	382,959
Cash and cash equivalents at end of period	$343,084	$224,432

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$141,785	$102,211
Income taxes	7,065	8,391
Non-cash investing activities:
Transfer from loans to other repossessed assets	$1,058	$1,074
Acquisition of PCSB Financial Corporation:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$1,931,528
Fair value of liabilities assumed	—	1,676,110
Common stock issued	—	118

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
The Company is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company; BankRI, a Rhode Island-chartered financial institution; and PCSB Bank, a New York-chartered commercial bank. The Banks are members of the Federal Reserve System. The Company is also the parent of Clarendon Private. The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Brookline Securities Corp., previously a subsidiary of the Company was dissolved in November 2023.
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp., Eastern Funding and First Ipswich Insurance Agency, operates 29 full-service banking offices in the Greater Boston metropolitan area with three additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 22 full-service banking offices in the greater Providence, Rhode Island area. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The FDIC offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also subject to supervision, examination and regulation by the FDIC.
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the ACL, the determination of fair market values of acquired assets and liabilities, including acquired loans, the review of goodwill and intangible assets for impairment and the review of deferred tax assets for valuation allowances.
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
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$213,318	$89	$21,069	$192,338
GSE CMOs	64,587	—	6,489	58,098
GSE MBSs	174,287	36	19,320	155,003
Municipal obligations	16,060	18	277	15,801
Corporate debt obligations	18,580	77	831	17,826
U.S. Treasury bonds	446,209	84	29,411	416,882
Foreign government obligations	500	—	9	491
Total investment securities available-for-sale	$933,541	$304	$77,406	$856,439

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$220,604	$517	$19,994	$201,127
GSE CMOs	66,463	33	4,879	61,617
GSE MBSs	186,614	62	16,679	169,997
Municipal obligations	18,785	184	47	18,922
Corporate debt obligations	20,521	82	887	19,716
U.S. Treasury bonds	470,764	423	26,450	444,737
Foreign government obligations	500	—	15	485
Total investment securities available-for-sale	$984,251	$1,301	$68,951	$916,601
As of June 30, 2024, the fair value of all investment securities available-for-sale was $856.4 million, with net unrealized losses of $77.1 million, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of June 30, 2024, $774.2 million, or 90.4% of the portfolio, had gross unrealized losses of $77.4 million, compared to $717.2 million, or 77.8% of the portfolio, with gross unrealized losses of $69.0 million as of December 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of June 30, 2024 and December 31, 2023, the Company held no securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of June 30, 2024 and December 31, 2023, respectively, $735.0 million and $791.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks had no outstanding FRB borrowings as of June 30, 2024 and December 31, 2023.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $3.9 million and $4.1 million, respectively, as of June 30, 2024 and December 31, 2023.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2024 and 2023.
Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2024 and December 31, 2023 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$37,793	$418	$144,726	$20,651	$182,519	$21,069
GSE CMOs	—	—	58,097	6,489	58,097	6,489
GSE MBSs	861	20	150,986	19,300	151,847	19,320
Municipal obligations	597	6	6,908	271	7,505	277
Corporate debt obligations	—	—	15,440	831	15,440	831
U.S. Treasury bonds	8,770	62	349,508	29,349	358,278	29,411
Foreign government obligations	—	—	491	9	491	9
Temporarily impaired investment securities available-for-sale	48,021	506	726,156	76,900	774,177	77,406
Total temporarily impaired investment securities	$48,021	$506	$726,156	$76,900	$774,177	$77,406

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,964	$12	$121,993	$19,982	$132,957	$19,994
GSE CMOs	42,057	3,547	14,571	1,332	56,628	4,879
GSE MBSs	34,317	561	122,367	16,118	156,684	16,679
Municipal obligations	3,859	47	—	—	3,859	47
Corporate debt obligations	10,911	810	6,427	77	17,338	887
U.S. Treasury bonds	117,132	676	232,074	25,774	349,206	26,450
Foreign government obligations	—	—	485	15	485	15
Temporarily impaired investment securities available-for-sale	219,240	5,653	497,917	63,298	717,157	68,951
Total temporarily impaired investment securities	$219,240	$5,653	$497,917	$63,298	$717,157	$68,951

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
Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a security investment is impaired and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's consolidated statement of income and the noncredit portion is recognized in accumulated OCI. The credit portion of the impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a security is impaired and it is more likely than not

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2024. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of June 30, 2024. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of June 30, 2024, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $37.8 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $33.9 million as of December 31, 2023.
All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. Therefore, despite unrealized losses in some of the securities within the portfolio, management has determined that the investment securities are not impaired. See discussion on the portfolio below.
As of June 30, 2024, the Company owned 39 GSE debentures with a total fair value of $192.3 million, and a net unrealized loss of $21.0 million. As of December 31, 2023, the Company held 43 GSE debentures with a total fair value of $201.1 million, with a net unrealized loss of $19.5 million. As of June 30, 2024, 36 of the 39 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 27 of the 43 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2024 and 2023, the Company did not purchase any GSE debentures.
As of June 30, 2024, the Company owned 60 GSE CMOs with a total fair value of $58.1 million and a net unrealized loss of $6.5 million. As of December 31, 2023, the Company held 60 GSE CMOs with a total fair value of $61.6 million with a net unrealized loss of $4.8 million. As of June 30, 2024, 59 of the 60 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 57 of the 60 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2024 and 2023, the Company did not purchase any GSE CMOs.
As of June 30, 2024, the Company owned 145 GSE MBSs with a total fair value of $155.0 million and a net unrealized loss of $19.3 million. As of December 31, 2023, the Company held 146 GSE MBSs with a total fair value of $170.0 million with a net unrealized loss of $16.6 million. As of June 30, 2024, 122 of the 145 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 125 of the 146 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2024 the Company did not purchase any GSE MBSs compared to the same period in 2023 when the Company purchased $39.4 million of GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of June 30, 2024, the Company owned 42 municipal obligation securities with a total fair value of $15.8 million and a net unrealized loss of $0.3 million. As of December 31, 2023, the Company owned 44 municipal obligation securities with a total fair value of $18.9 million and a net unrealized gain of $0.1 million. As of June 30, 2024, 18 of the 42 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 6 of the 44 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2024, the Company purchased $2.5 million of municipal securities compared to the same period in 2023 when the Company purchased $5.6 million of municipal securities.
Corporate Obligations

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of June 30, 2024, the Company held 6 corporate obligation securities with a total fair value of $17.8 million and a net unrealized loss of $0.8 million. As of December 31, 2023, the Company held 11 corporate obligation securities with a total fair value of $19.7 million and a net unrealized loss of $0.8 million. As of June 30, 2024, 5 of the 6 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 9 of the 11 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2024 and 2023, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2024, the Company owned 62 U.S. Treasury bonds with a total fair value of $416.9 million and a net unrealized loss of $29.3 million. As of December 31, 2023, the Company held 66 U.S. Treasury bonds with a total fair value of $444.7 million and a net unrealized loss of $26.0 million. As of June 30, 2024, 54 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 53 of the 66 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2024, the Company purchased $38.6 million of U.S. Treasury bonds, compared to the same period in 2023 when the Company purchased $234.0 million U.S. Treasury bonds.
Foreign Government Obligations
As of June 30, 2024 and December 31, 2023, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2024 and December 31, 2023, respectively, the security was in an unrealized loss position. During the six months ended June 30, 2024 and 2023, the Company did not purchase any foreign government obligations.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2024			At December 31, 2023
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$89,759	$89,343	3.91%	$141,989	$141,340	4.27%
After 1 year through 5 years	399,763	382,723	3.12%	342,525	332,734	3.15%
After 5 years through 10 years	223,382	190,543	1.67%	268,182	233,059	1.69%
Over 10 years	220,637	193,830	3.29%	231,555	209,468	3.35%
	$933,541	$856,439	2.92%	$984,251	$916,601	3.00%
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
As of June 30, 2024, issuers of debt securities with an estimated fair value of $121.3 million had the right to call or prepay the obligations. Of the $121.3 million, approximately $6.5 million matures in less then 1 year, $59.5 million matures in 1-5 years, $47.7 million matures in 6-10 years, and $7.6 million matures after ten years. As of December 31, 2023, issuers of debt securities with an estimated fair value of approximately $122.0 million had the right to call or prepay the obligations. Of the $122.0 million, approximately $6.4 million matures in less then 1 year, $59.7 million matures in 1-5 years, $48.0 million matures in 6-10 years, and $7.9 million matures after ten years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Security Sales
The Company did not sell any investment securities available-for-sale during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 where the proceeds from the sale of investment securities available-for-sale were $230.0 million. Securities sales executed during the six months ended 2023 were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio.

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
Investment securities available-for-sale:
Proceeds from sales:	$—	$229,981
Gross gains from sales	—	2,705
Gross losses from sales	—	(1,001)
Gain on sales of securities, net	$—	$1,704

(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2024		At December 31, 2023
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$4,031,684	5.54%	$4,047,288	5.47%
Multi-family mortgage	1,401,230	5.22%	1,415,191	5.14%
Construction	349,197	7.19%	302,050	6.86%
Total commercial real estate loans	5,782,111	5.56%	5,764,529	5.46%
Commercial loans and leases:
Commercial	1,020,262	6.91%	984,441	6.83%
Equipment financing	1,379,662	8.07%	1,370,648	7.76%
Condominium association	43,606	5.16%	44,579	5.05%
Total commercial loans and leases	2,443,530	7.53%	2,399,668	7.33%
Consumer loans:
Residential mortgage	1,092,991	4.59%	1,082,804	4.41%
Home equity	352,295	8.05%	344,182	8.03%
Other consumer	50,210	7.59%	50,406	7.68%
Total consumer loans	1,495,496	5.51%	1,477,392	5.36%
Total loans and leases	$9,721,137	6.04%	$9,641,589	5.91%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $40.9 million and $39.1 million at June 30, 2024 and December 31, 2023, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(23.9) million and $(29.0) million as of June 30, 2024 and December 31, 2023, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 29.0% of which is in the Greater New York and New Jersey metropolitan area and 71.0% of which is in other areas in the U.S. as of June 30, 2024.
Loans and Leases Pledged as Collateral
As of June 30, 2024 and December 31, 2023, there were $3.6 billion and $3.5 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2024 and December 31, 2023.

(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124
Charge-offs	(3,819)	(4,998)	(6)	(8,823)
Recoveries	—	427	9	436
Provision (credit) for loan and lease losses excluding unfunded commitments	2,496	7,540	(23)	10,013
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

	Three Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865
Charge-offs	—	(1,685)	(5)	(1,690)
Recoveries	6	577	10	593
Provision (credit) for loan and lease losses excluding unfunded commitments	1,603	3,981	465	6,049
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

	Six Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(9,769)	(19)	(14,213)
Recoveries	—	719	26	745
Provision (credit) for loan and lease losses excluding unfunded commitments	5,167	12,879	(350)	17,696
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(2,525)	(16)	(2,541)
Recoveries	12	960	21	993
Provision (credit) for loan and lease losses excluding unfunded commitments	16,135	10,595	2,153	28,883
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

The ACL for unfunded credit commitments, which is included in other liabilities, was $11.4 million, and $19.8 million at June 30, 2024 and December 31, 2023, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,496	$1,603	$5,167	$16,135
Commercial	7,540	3,981	12,879	10,595
Consumer	(23)	465	(350)	2,153
Total (credit) provision for loan and lease losses	10,013	6,049	17,696	28,883
Unfunded commitments	(4,406)	(323)	(4,666)	2,187
Investment securities available-for-sale	(39)	—	(83)	—
Total provision (credit) for credit losses	$5,568	$5,726	$12,947	$31,070
Allowance for Loan and Lease Losses Methodology
Management has established a methodology to determine the adequacy of the ACL that assesses the risks and losses expected on the loan and lease portfolio and unfunded commitments. Additions to the ACL are made by charges to the provision for credit losses. Losses on loans and leases are charged off against the allowance when all or a portion of a loan or lease is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.
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
Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools as the loans have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development and incorporate adjustments for reasonable and supportable forecasts. Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a LEQ factor. LEQ

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as information becomes available.
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at June 30, 2024 reflect the immediate and longer-term effects of a higher interest rate environment and inflationary conditions compared to recent history.
As of June 30, 2024, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative factors were applied to capture specific risks in several sub-segments of the portfolio determined to have potential incremental risk relative to the model’s results (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. These adjustments included both positive and negative adjustments and were applied to five different sub-segments with a total impact of $21.5 million at June 30, 2024. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses remained flat at $108.4 million as of June 30, 2024 and December 31, 2023, respectively, as a result of the stabilization of credit conditions.
The specific allowance for loan and lease losses was $13.4 million as of June 30, 2024, compared to $9.1 million as of December 31, 2023. The specific allowance increased $4.3 million during the six months ended June 30, 2024, primarily due to specific reserve increases totaling $3.0 million for commercial loans and $1.3 million for commercial real estate loans.
As of June 30, 2024, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
5 Rating—OAEM
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2024.

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$88,126	$391,817	$659,323	$761,973	$372,310	$1,580,066	$66,556	$13,652	$3,933,823
OAEM	—	—	21,391	2,492	3,256	31,003	—	—	58,142
Substandard	—	—	4,290	5,514	—	29,915	—	—	39,719

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	88,126	391,817	685,004	769,979	375,566	1,640,984	66,556	13,652	4,031,684
Current-period gross writeoffs	—	—	—	—	—	4,426	—	—	4,426
Multi-Family Mortgage
Pass	29,270	78,773	223,527	251,942	154,817	610,331	6,222	36,549	1,391,431
OAEM	—	—	561	—	—	—	—	—	561
Substandard	—	—	—	—	—	9,238	—	—	9,238
Total	29,270	78,773	224,088	251,942	154,817	619,569	6,222	36,549	1,401,230
Construction
Pass	5,230	37,069	239,286	36,915	6,569	230	2,227	6	327,532
OAEM	—	—	7,771	—	—	—	—	—	7,771
Substandard	—	—	2,417	11,477	—	—	—	—	13,894
Total	5,230	37,069	249,474	48,392	6,569	230	2,227	6	349,197
Commercial
Pass	31,857	234,132	128,138	116,168	33,238	87,515	356,224	7,545	994,817
OAEM	—	—	—	664	1,594	284	603	4,887	8,032
Substandard	—	4	—	7	104	12,626	2,467	461	15,669
Doubtful	—	—	—	—	—	2	—	1,742	1,744
Total	31,857	234,136	128,138	116,839	34,936	100,427	359,294	14,635	1,020,262
Current-period gross writeoffs	—	—	4,723	13	—	237	—	—	4,973
Equipment Financing
Pass	180,386	408,380	345,351	176,051	104,156	122,433	1,496	5,377	1,343,630
OAEM	—	—	1,848	1,096	864	1	—	—	3,809
Substandard	—	6,869	7,011	3,475	610	2,713	11,530	—	32,208
Doubtful	—	—	—	—	—	15	—	—	15
Total	180,386	415,249	354,210	180,622	105,630	125,162	13,026	5,377	1,379,662
Current-period gross writeoffs	—	1,169	3,511	1,280	1,047	1,489	—	—	8,496
Condominium Association
Pass	926	7,731	7,176	8,711	6,136	10,697	2,093	136	43,606

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	926	7,731	7,176	8,711	6,136	10,697	2,093	136	43,606
Other Consumer
Pass	148	243	134	785	2	2,079	46,811	8	50,210
Total	148	243	134	785	2	2,079	46,811	8	50,210
Current-period gross writeoffs	7	4	—	—	—	8	—	—	19
Total
Pass	335,943	1,158,145	1,602,935	1,352,545	677,228	2,413,351	481,629	63,273	8,085,049
OAEM	—	—	31,571	4,252	5,714	31,288	603	4,887	78,315
Substandard	—	6,873	13,718	20,473	714	54,492	13,997	461	110,728
Doubtful	—	—	—	—	—	17	—	1,742	1,759
Total	$335,943	$1,165,018	$1,648,224	$1,377,270	$683,656	$2,499,148	$496,229	$70,363	$8,275,851
As of June 30, 2024, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$50,342	$69,246	$160,586	$206,107	$114,129	$334,741	$4,800	$95	$940,046
661 - 700	1,036	11,716	15,242	12,511	6,123	22,045	—	—	68,673
600 and below	488	1,587	13,423	5,322	6,534	27,272	—	—	54,626
Data not available*	32	1,544	1,928	4,288	—	21,854	—	—	29,646
Total	$51,898	$84,093	$191,179	$228,228	$126,786	$405,912	$4,800	$95	$1,092,991
Home Equity
Credit Scores
Over 700	$1,239	$5,190	$3,858	$1,523	$677	$7,701	$281,465	$4,750	$306,403
661 - 700	89	785	81	118	29	488	20,436	600	22,626
600 and below	99	183	78	—	—	406	16,743	3,009	20,518
Data not available*	—	20	—	1	—	42	2,657	28	2,748
Total	$1,427	$6,178	$4,017	$1,642	$706	$8,637	$321,301	$8,387	$352,295
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2024.

	At June 30, 2024
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$10,373	$360	$13,133	$23,866	$4,007,818	$4,031,684	$1,651	$11,659	$602
Multi-family mortgage	2,498	—	—	2,498	1,398,732	1,401,230	—	—	—
Construction	—	11,478	2,417	13,895	335,302	349,197	2,417	—	—
Total commercial real estate loans	12,871	11,838	15,550	40,259	5,741,852	5,782,111	4,068	11,659	602
Commercial loans and leases:
Commercial	1,109	3,348	3,376	7,833	1,012,429	1,020,262	715	16,636	1,212
Equipment financing	6,099	2,264	22,029	30,392	1,349,270	1,379,662	(61)	27,128	2,582
Condominium association	—	—	—	—	43,606	43,606	—	—	—
Total commercial loans and leases	7,208	5,612	25,405	38,225	2,405,305	2,443,530	654	43,764	3,794
Consumer loans:
Residential mortgage	1,202	600	2,588	4,390	1,088,601	1,092,991	—	4,495	2,726
Home equity	1,125	237	488	1,850	350,445	352,295	272	790	—
Other consumer	1	1	—	2	50,208	50,210	—	1	—
Total consumer loans	2,328	838	3,076	6,242	1,489,254	1,495,496	272	5,286	2,726
Total loans and leases	$22,407	$18,288	$44,031	$84,726	$9,636,411	$9,721,137	$4,994	$60,709	$7,122
The Company did not recognize any interest income on nonaccrual loans for the three months ended June 30, 2024.

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

	At June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$6,426	$6,943	$—	$13,369
Collectively evaluated	75,726	26,443	6,212	108,381
Total	$82,152	$33,386	$6,212	$121,750
Loans and Leases:
Individually evaluated	$62,635	$43,040	$2,726	$108,401
Collectively evaluated	5,719,476	2,400,490	1,492,770	9,612,736
Total	$5,782,111	$2,443,530	$1,495,496	$9,721,137

	At December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$5,104	$3,947	$35	$9,086
Collectively evaluated	76,306	25,610	6,520	108,436
Total loans and leases	$81,410	$29,557	$6,555	$117,522

Loans and Leases:
Individually evaluated	$64,953	$27,083	$4,750	$96,786
Collectively evaluated	5,699,576	2,372,585	1,472,642	9,544,803
Total loans and leases	$5,764,529	$2,399,668	$1,477,392	$9,641,589

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended June 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	1	$104	—%	This loan was given a 30 month maturity extension to assist the borrower. The financial effect was deemed "de minimis".
Significant Payment Delays
C&I	12	13,833	0.57%	These loans and letters of credit were given a two quarter (6 month) payment forbearance. The projected impact of the payment delay is approximately $0.1 million.
Combination - Maturity Extension and Significant Payment Delays
C&I	2	1,615	0.07%	These loans were given 6 month maturity extension and 6 months of interest-only payments.
Combination - Maturity Extension and Interest Rate Reduction
C&I	2	123	0.01%	These loans were given 21 and 25 month extensions, respectively, and reductions in their stated interest rates of 7.5%.
Total	17	$15,675	0.65%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	7	$12,938	0.88%	All 7 loans were given 6-month maturity extensions and restructured payment plans to assist the borrowers. The financial effect was deemed "de minimis".
Combination
C&I	2	$627	0.04%	Both loans were given 6 month maturity extensions and restructured delayed payment plans to assist borrowers. The financial effect was deemed "de minimis".
Total	9	$13,565	0.92%

	Six Months Ended June 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	2	$131	0.01%
One loan was given a 30 month maturity extension to assist the borrower and the other loan was given a 2 month deferment of payments along with 13 months added to the term of the loan. The financial effect was deemed "de minimis".

Significant Payment Delays
C&I	12	$13,833	0.57%	These loans and letters of credit were given a two quarter (6 month) payment forbearance. The projected impact of the payment delay is approximately $0.1 million.
Combination - Maturity Extension and Significant Payment Delays

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

C&I	2	1,615	0.07%	These loans were given 6 month maturity extension and 6 months of interest-only payments.
Combination - Maturity Extension and Interest Rate Reduction
C&I	2	$123	0.01%	These loans were given 21 and 25 month extensions, respectively, and reductions in their stated interest rates of 7.5%.
Total	18	$15,702	0.66%

	Six Months Ended June 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	24	$19,061	1.29%	All 24 loans were given 6 month maturity extensions and restructured payment plans to assist borrowers. The financial effect was deemed "de minimis".
Combination
CRE
C&I	2	627	0.04%	Both loans were given 6 month maturity extensions and restructured delayed payment plans to assist borrowers. The financial effect was deemed "de minimis".
Total	26	$19,688	1.33%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended June 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$14,321	1,353	—	—	—	—	—

	Three Months Ended June 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$13,565	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$14,349	1,353	—	—	—	—	—

	Six Months Ended June 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$19,688	$—	$—	$—	$—	$—	$—
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2024	At December 31, 2023
	(In Thousands)
Goodwill	$241,222	$160,427
Additions	—	80,795
Balance at end of period	241,222	241,222
Other intangible assets, net accumulated amortization:
Core deposits	19,741	23,118
Trade name	1,089	1,089
Total other intangible assets	20,830	24,207
Total goodwill and other intangible assets	$262,052	$265,429
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The weighted-average amortization period for the core deposit intangible is 5.44 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2024	$3,337
Year ending:
2025	5,595
2026	4,323
2027	3,243
2028	2,162
2029	1,081
Thereafter	—
Total	$19,741
(7) Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2024 and 2023, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2024	$(58,823)	$(3,347)	$1,329	$(60,841)
Other comprehensive income (loss)	(910)	(759)	—	(1,669)
Reclassification adjustment for (income) expense recognized in earnings	—	817	—	817
Balance at June 30, 2024	$(59,733)	$(3,289)	$1,329	$(61,693)

	Three Months Ended June 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2023	$(52,281)	$(895)	$488	$(52,688)
Other comprehensive income (loss)	(10,273)	(4,265)	—	(14,538)
Reclassification adjustment for (income) expense recognized in earnings	—	1,070	—	1,070
Balance at June 30, 2023	$(62,554)	$(4,090)	$488	$(66,156)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	(7,187)	(3,340)	—	(10,527)
Reclassification adjustment for (income) expense recognized in earnings	—	1,632	—	1,632
Balance at June 30, 2024	$(59,733)	$(3,289)	$1,329	$(61,693)

	Six Months Ended June 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,192)	$(2,243)	$488	$(61,947)
Other comprehensive income (loss)	(2,362)	(2,249)	—	(4,611)
Reclassification adjustment for (income) expense recognized in earnings	—	402	—	402
Balance at June 30, 2023	$(62,554)	$(4,090)	$488	$(66,156)
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
The Company believes using interest rate derivatives adds stability to interest income and expense and allows the Company to manage its exposure to interest rate movements. The Company enters into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company enters into interest rate swaps as hedging instruments against the interest rate risk associated with the Company's FHLB borrowings and loan portfolio. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table reflects the Company's derivative positions as of the date indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes.

At June 30, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.4	5.34%	3.39%	$(4,788)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.90	5.35%	3.39%	$(2,608)
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	151	$109,624	$98,796	$132,457	$157,980	$1,202,873	$1,701,730	$106,291
Pay fixed, receive variable	151	109,624	98,796	132,457	157,980	1,202,873	1,701,730	106,291
Risk participation-out agreements	66	33,358	2,944	29,349	43,272	421,977	530,900	714
Risk participation-in agreements	10	—	—	26,381	—	76,914	103,295	196

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$4,252	$—	$—	$—	$—	$4,252	$65
Sells foreign currency, buys U.S. currency	16	4,301	—	—	—	—	4,301	113

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	153	$69,135	$156,567	$66,330	$244,615	$1,196,551	$1,733,198	$80,118
Pay fixed, receive variable	153	69,135	156,567	66,330	244,615	1,196,551	1,733,198	80,118
Risk participation-out agreements	67	22,979	33,409	6,038	64,875	415,086	542,387	1,238
Risk participation-in agreements	9	—	—	23,155	3,577	73,581	100,313	310

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$3,262	$—	$—	$—	$—	$3,262	$139
Sells foreign currency, buys U.S. currency	28	3,895	—	—	—	—	3,895	132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $0.9 million and $1.2 million in the normal course of business as of June 30, 2024 and December 31, 2023, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$112,860	$—	$112,860	$—	$—	$112,860
Risk participation-out agreements	714	—	714	—	—	714
Foreign exchange contracts	113	—	113	—	—	113
Total	$113,687	$—	$113,687	$—	$—	$113,687

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$4,788	$—	$4,788	$—	$—	$4,788
Derivatives not designated as hedging instruments:
Loan level derivatives	$112,860	$—	$112,860	$—	$870	$111,990
Risk participation-in agreements	196	—	196	—	—	196
Foreign exchange contracts	65	—	65	—	—	65
Total	$117,909	$—	$117,909	$—	$870	$117,039

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$234	$—	$234	$—	$—	$234
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$—	$—	$99,876
Risk participation-out agreements	1,238	—	1,238	—	—	1,238
Foreign exchange contracts	139	—	139	—	—	139
Total	$101,487	$—	$101,487	$—	$—	$101,487

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,842	$—	$2,842	$—	$—	$2,842
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$20,353	$61,153	$18,370
Risk participation-in agreements	310	—	310	—	—	310
Foreign exchange contracts	132	—	132	—	—	132
Total	$103,160	$—	$103,160	$20,353	$61,153	$21,654
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

	Fair Value
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(Dollars in Thousands)
Derivatives designated as hedges	$(4,788)	$(5,842)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(3,290)	$(4,089)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(2,206)	$(1,446)
The guidance in ASU 2017-12 requires that amounts in accumulated OCI that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings. A portion of the balance reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made or received on the Company’s interest rate swaps. The Company monitors the risk of counterparty default on an ongoing basis.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of June 30, 2024, the Company had one active equity plan: the 2021 Plan. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Plan, and no further shares will be granted as awards under the 2014 Plan.

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

During the three and six months ended June 30, 2024 and June 30, 2023, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Total expense for the Plans was $1.9 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2024		June 30, 2023
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$16,372	$16,372	$21,850	$21,850

Denominator:
Weighted average shares outstanding	88,904,692	88,904,692	88,665,135	88,665,135
Effect of dilutive securities	—	317,623	—	261,408
Adjusted weighted average shares outstanding	88,904,692	89,222,315	88,665,135	88,926,543

EPS	$0.18	$0.18	$0.25	$0.25

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2024		June 30, 2023
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$31,037	$31,037	$29,410	$29,410

Denominator:
Weighted average shares outstanding	88,899,635	88,899,635	87,620,194	87,620,194
Effect of dilutive securities	—	302,277	—	267,786
Adjusted weighted average shares outstanding	88,899,635	89,201,912	87,620,194	87,887,980

EPS	$0.35	$0.35	$0.34	$0.34
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2024 and June 30, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$192,338	$—	$192,338
GSE CMOs	—	58,098	—	58,098
GSE MBSs	—	155,003	—	155,003
Municipal obligations	—	3,228	12,573	15,801
Corporate debt obligations	—	15,441	2,385	17,826
U.S. Treasury bonds	—	416,882	—	416,882
Foreign government obligations	—	491	—	491
Total investment securities available-for-sale	$—	$841,481	$14,958	$856,439
Assets:
Interest rate derivatives	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	112,860	—	112,860
Risk participation-out agreements	—	714	—	714
Foreign exchange contracts	—	113	—	113
Liabilities:
Interest rate derivatives	$—	$4,788	$—	$4,788
Derivatives not designated as hedging instruments:
Loan level derivatives	—	112,860	—	112,860
Risk participation-in agreements	—	196	—	196
Foreign exchange contracts	—	65	—	65

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$201,127	$—	$201,127
GSE CMOs	—	61,617	—	61,617
GSE MBSs	—	169,997	—	169,997
Municipal obligations	—	3,398	15,524	18,922
Corporate debt obligations	—	17,337	2,379	19,716
U.S. Treasury bonds	—	444,737	—	444,737
Foreign government obligations	—	485	—	485
Total investment securities available-for-sale	$—	$898,698	$17,903	$916,601
Interest rate derivatives	—	234	—	234
Loan level derivatives	—	99,876	—	99,876
Risk participation-out agreements	—	1,238	—	1,238
Foreign exchange contracts	—	139	—	139
Liabilities:
Interest rate derivatives	$—	$2,842	$—	$2,842
Loan level derivatives	—	99,876	—	99,876
Risk participation-in agreements	—	310	—	310
Foreign exchange contracts	—	132	—	132
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt obligations, municipal obligations and trust preferred securities, all of which are included in Level 2. As of June 30, 2024, $15.0 million of investment securities available-for-sale are included in Level 3 within the investment portfolio. The composition of these assets are primarily composed of subordinated debt of local banks and private placement municipal securities. Of these securities, approximately $12.6 million are private placement municipal Bond Anticipation Notes. As of December 31, 2023, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at June 30, 2024 and December 31, 2023, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
June 30, 2024
Assets
Municipal obligations	$12,573	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.44%	1.71%
Corporate debt obligations	2,385	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Six Months Ended June 30, 2024
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$15,524	$2,379
Purchases	2,498	—
Included in comprehensive income	(242)	(5)
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(5,207)	11
Ending balance	$12,573	$2,385

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$26,818	$26,818
OREO	—	—	780	780
Repossessed assets	—	1,194	—	1,194
Total assets measured at fair value on a non-recurring basis	$—	$1,194	$27,598	$28,792

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$16,720	$16,720
OREO	—	—	780	780
Repossessed assets	—	914	—	914
Total assets measured at fair value on a non-recurring basis	$—	$914	$17,500	$18,414
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

	Fair Value		Valuation Technique
	At June 30, 2024	At December 31, 2023
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$26,818	$16,720	Appraisal of collateral (1)
Other real estate owned	780	780	Appraisal of collateral (1)
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

			Fair Value Measurements at June 30, 2024
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,599,387	$9,228,137	$—	$—	$9,228,137
Financial liabilities:
Certificates of deposits and brokered deposits	2,641,874	2,631,277	—	2,631,277	—
Borrowed funds	1,429,462	1,426,882	—	1,426,882	—

			Fair Value Measurements at December 31, 2023
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,524,067	$9,230,864	$—	$—	$9,230,864
Financial liabilities:
Certificates of deposits and brokered deposits	2,456,028	2,443,772	—	2,443,772	—
Borrowed funds	1,376,670	1,375,506	—	1,375,506	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2024	At December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$30,470	$88,435
Commercial	192,452	279,001
Residential mortgage	30,683	26,170
Unadvanced portion of loans and leases	1,117,583	1,208,553
Unused lines of credit:
Home equity	781,730	762,235
Other consumer	125,418	114,816
Other commercial	510	475
Unused letters of credit:
Financial standby letters of credit	11,154	8,221
Performance standby letters of credit	26,984	29,187
Commercial and similar letters of credit	2,792	3,278
Interest rate derivatives	225,000	225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,701,730	1,733,198
Pay fixed, receive variable	1,701,730	1,733,198
Risk participation-out agreements	530,900	542,387
Risk participation-in agreements	103,295	100,313
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	4,252	3,262
Sells foreign currency, buys U.S. currency	4,301	3,895
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

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$4,548	$4,200

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,629	$4,465
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$8,841	$15,307
Operating leases liabilities	8,841	17,049

	At June 30, 2024	At December 31, 2023
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$35,691	$30,863
Operating lease liabilities	37,102	31,998

Weighted Average Remaining Lease Term
Operating leases	8.49	8.87

Weighted Average Discount Rate
Operating leases	4.2%	4.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2024
(In Thousands)

Remainder of 2024	$4,476
Year ending:
2025	8,609
2026	7,320
2027	6,222
2028	4,619
2029	2,624
Thereafter	9,184
Total	$43,054
Less imputed interest	(5,952)
Present value of lease liability	$37,102
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Total other expenditures were $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. Total rental expense was $4.5 million and $4.2 million for the six months ended June 30, 2024 and 2023. Total rental expense was $2.2 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other filings submitted to the SEC. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI and its subsidiaries; PCSB Bank and its subsidiaries; and Clarendon Private. Brookline Securities Corp, previously a subsidiary of Brookline Bancorp, Inc., was dissolved in November 2023.
As a commercially-focused financial institution with 65 full-service banking offices throughout Greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 29.0% of which is in the Greater New York and New Jersey metropolitan area and 71.0% of which is in other areas in the U.S. as of June 30, 2024. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The competition for loans and leases and deposits remains strong. Loan and deposit growth are also influenced by the rate-setting actions of the FRB. Based on management's scenario analysis of deposit sensitivity to the current rate environment and customer's demand for non-depository investment alternatives, management expects there will be further deposit mix migration and increased deposit sensitivity to interest rates, which may negatively impact the net interest income and the net interest margin in the near term.
Management expects the net interest margin to stabilize and then increase as loans continue to reprice into the higher rate environment faster than time deposits and other funding sources. Net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 40% to market rates, forecast that a short-term increase in rates will positively affect the Company's net interest income, net interest spread, and net interest margin.
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
Executive Overview
Balance Sheet
Total assets increased $253.0 million, or 4.4% on an annualized basis, to $11.6 billion as of June 30, 2024 from $11.4 billion as of December 31, 2023. The increase was primarily driven by an increase in cash and cash equivalents and an increase in loans and leases, partially offset a decrease in available-for-sale investment securities. Cash, cash equivalents and available for sale investment securities increased $149.9 million, or 28.6% on an annualized basis, to $1.2 billion as of June 30, 2024 from $1.0 billion as of December 31, 2023. This increased the Company's on balance sheet liquidity from 9.2% of total assets as of December 31, 2023 to 10.3% of total assets as of June 30, 2024.
Cash and cash equivalents increased $210.1 million, or 315.8% on an annualized basis, to $343.1 million as of June 30, 2024 from $133.0 million as of December 31, 2023.
Total investment securities decreased $60.2 million, or 13.1% on an annualized basis, to $856.4 million as of June 30, 2024 from $916.6 million as of December 31, 2023.
Total loans and leases increased $79.5 million, or 1.7% on an annualized basis, to $9.7 billion as of June 30, 2024 from $9.6 billion as of December 31, 2023. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $8.2 billion, or 84.6% of total loans and leases as of June 30, 2024, an increase of $61.4 million, or 1.5% on an annualized basis, from $8.2 billion, or 84.7% of total loans and leases as of December 31, 2023.
Total deposits increased $188.9 million, or 4.4% on an annualized basis, to $8.7 billion as of June 30, 2024 from $8.5 billion as of December 31, 2023. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.1 billion, or 69.8% of total deposits as of June 30, 2024, an increase of $3.1 million, or 0.1% on an annualized basis, from $6.1 billion, or 71.3% of total deposits as of December 31, 2023. Certificate of deposit balances totaled $1.7 billion, or 19.7% of total deposits as of June 30, 2024, an increase of $143.6 million, or 18.2% on an annualized basis, from $1.6 billion, or 18.4% of total deposits as of December 31, 2023. Brokered deposits totaled $923.5 million, or 10.6% of total deposits as of June 30, 2024, an increase of $42.3 million, or 9.6% on an annualized basis, from $881.2 million, or 10.3% of total deposits as of December 31, 2023.

Total borrowed funds increased $52.8 million, or 7.7% on an annualized basis, to $1.4 billion as of June 30, 2024 from $1.4 billion as of December 31, 2023.
Asset Quality
Nonperforming assets as of June 30, 2024 totaled $62.7 million, or 0.54% of total assets, compared to $45.3 million, or 0.40% of total assets, as of December 31, 2023. Net charge-offs for the three months ended June 30, 2024 were $8.4 million, or 0.35% of average loans and leases on an annualized basis, compared to $1.1 million, or 0.05% of average loans and leases on an annualized basis, for the three months ended June 30, 2023.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.25% as of June 30, 2024, compared to 1.22% as of December 31, 2023.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 200.55% as of June 30, 2024, compared to 269.36% as of December 31, 2023.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.33% as of June 30, 2024, compared to 10.25% as of December 31, 2023. The Company's Tier 1 leverage ratio was 8.99% as of June 30, 2024, compared to 9.02% as of December 31, 2023. As of June 30, 2024, the Company's Tier 1 risk-based capital ratio was 10.44%, compared to 10.35% as of December 31, 2023. The Company's Total risk-based capital ratio was 12.45% as of June 30, 2024, compared to 12.37% as of December 31, 2023.
The Company's ratio of stockholders' equity to total assets was 10.30% and 10.53% as of June 30, 2024 and December 31, 2023, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.23% and 8.39% as of June 30, 2024 and December 31, 2023, respectively.
Net Income
For the three months ended June 30, 2024, the Company reported net income of $16.4 million, or $0.18 per basic and diluted share, a decrease of $5.5 million, or 25.1%, from net income of $21.9 million, or $0.25 per basic and diluted share, for the three months ended June 30, 2023. This decrease in net income is primarily the result of a decrease in net interest income of $6.0 million and an increase in non-interest expense of $1.4 million, partially offset by an increase in non-interest income of $0.9 million, and a decrease in the provision for income taxes of $0.7 million. Refer to “Results of Operations" below for further discussion.
For the six months ended June 30, 2024, the Company reported net income of $31.0 million, or $0.35 per basic and diluted share, an increase of $1.6 million, or 5.5%, from $29.4 million, or $0.34 per basic and diluted share for the six months ended June 30, 2023. This increase in net income is primarily the result of a decrease in the provision for credit losses on loans of $18.0 million, a decrease in non-interest expense of $2.4 million, and a decrease in the provision for credit losses on investments of $0.4 million which were all elevated in 2023 due to the acquisition of PCSB, partially offset by a decrease in net interest income of $10.5 million, a decrease in non-interest income of $5.7 million, and an increase in the provision for income taxes of $3.0 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.57% for the three months ended June 30, 2024, compared to 0.78% for the three months ended June 30, 2023. The annualized return on average stockholders' equity was 5.49% for the three months ended June 30, 2024, compared to 7.44% for the three months ended June 30, 2023.
The net interest margin was 3.00% for the three months ended June 30, 2024, down from 3.26% for the three months ended June 30, 2023. The decrease in the net interest margin is a result of an increase of 67 basis points in the Company's cost of interest-bearing liabilities to 3.65% for the three months ended June 30, 2024 from 2.98% for the three months ended June 30, 2023, partially offset by an increase in the yield on interest-earning assets of 30 basis points to 5.79% for the three months ended June 30, 2024 from 5.49% for the three months ended June 30, 2023.
The net interest margin was 3.03% for the six months ended June 30, 2024, down from 3.31% for the six months ended June 30, 2023. The decrease in the net interest margin is a result of an increase of 89 basis points in the Company's cost of interest bearing liabilities to 3.61% for the six months ended June 30, 2024 from 2.72% for the six months ended June 30, 2023, partially offset by an increase in the yield on interest-earning assets of 49 basis points to 5.79% for the six months ended June 30, 2024 from 5.30% for the six months ended June 30, 2023.
The Company’s net interest margin and net interest income is sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.

Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2023 Annual Report on Form 10-K, management has identified the determination of the ACL, the review of goodwill for impairment and business combinations as the Company’s most critical accounting policies.
Recent Accounting Developments
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which improves reportable segment disclosure requirements, particularly regarding a reportable segment’s expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management has determined that ASU 2023-07 does apply to the Company and is currently determining the impact as of June 30, 2024.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Management has determined that ASU 2023-09 does apply to the Company and is currently determining the impact as of June 30, 2024.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Reported Pretax Income	$21,645	$27,815	$41,124	$36,483
Less:
Gains on the sale of investment securities (1)	—	3	—	1,704
Add:
Day 1 PCSB provision for credit losses	—	—	—	16,744
Merger and restructuring expense (2)	823	1,002	823	7,411
Operating Pretax Income	$22,468	28,814	41,947	58,934
Effective tax rate	24.4%	19.4%	24.5%	19.4%
Provision for income taxes	5,473	5,587	10,289	11,427
Operating earnings after tax	$16,995	$23,227	$31,658	$47,507

Operating earnings per common share:
Basic	$0.19	$0.26	$0.36	$0.54
Diluted	$0.19	$0.26	0.35	$0.54
_______________________________________________________________________________
(1) Realized gain related to the rebalancing of the PCSB investment portfolio after acquisition.

(2) For the three and six months ended June 30, 2024, merger and restructuring expense was related to a non-recurring restructuring charge due to the exit of the specialty vehicle business at Eastern Funding. For the three and six months ended June 30, 2023, merger and restructuring expense was related to the acquisition of PCSB.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in Thousands)
Operating earnings	$16,995	$14,665	$22,888	$22,701	$23,227

Average total assets	$11,453,394	$11,417,185	$11,271,941	$11,180,635	$11,272,672
Less: Average goodwill and average identified intangible assets, net	262,859	264,536	266,225	268,199	270,147
Average tangible assets	$11,190,535	$11,152,649	$11,005,716	$10,912,436	$11,002,525

Return on average assets (annualized)	0.57%	0.51%	0.81%	0.81%	0.78%
Add:
Merger and restructuring expense	0.02%	—%	—%	—%	0.03%
Operating return on average assets (annualized)	0.59%	0.51%	0.81%	0.81%	0.81%

Return on average tangible assets (annualized)	0.59%	0.53%	0.83%	0.83%	0.79%
Add:
Merger and restructuring expense	0.02%	—%	—%	—%	0.03%
Operating return on average tangible assets (annualized)	0.61%	0.53%	0.83%	0.83%	0.82%

Average total stockholders' equity	$1,193,385	$1,201,904	$1,170,776	$1,167,727	$1,174,167
Less: Average goodwill and average identified intangible assets, net	262,859	264,536	266,225	268,199	270,147
Average tangible stockholders' equity	$930,526	$937,368	$904,551	$899,528	$904,020

Return on average stockholders' equity (annualized)	5.49%	4.88%	7.82%	7.78%	7.44%
Add:
Merger and restructuring expense	0.21%	—%	—%	—%	0.28%
Operating return on average stockholders' equity (annualized)	5.70%	4.88%	7.82%	7.78%	7.72%

Return on average tangible stockholders' equity (annualized)	7.04%	6.26%	10.12%	10.09%	9.67%
Add:
Merger and restructuring expense	0.27%	—%	—%	—%	0.36%
Operating return on average tangible stockholders' equity (annualized)	7.31%	6.26%	10.12%	10.09%	10.03%

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2024	September 30, 2023	June 30, 2023
	(Dollars in Thousands)
Net income, as reported	$16,372	$14,665	$22,888	$22,701	$21,850

Average total assets	$11,453,394	$11,417,185	$11,271,941	$11,180,635	$11,272,672
Less: Average goodwill and average identified intangible assets, net	262,859	264,536	266,225	268,199	270,147
Average tangible assets	$11,190,535	$11,152,649	$11,005,716	$10,912,436	$11,002,525

Return on average tangible assets (annualized)	0.59%	0.53%	0.83%	0.83%	0.79%

Average total stockholders' equity	$1,193,385	$1,201,904	$1,170,776	$1,167,727	$1,174,167
Less: Average goodwill and average identified intangible assets, net	262,859	264,536	266,225	268,199	270,147
Average tangible stockholders' equity	$930,526	$937,368	$904,551	$899,528	$904,020

Return on average tangible stockholders' equity (annualized)	7.04%	6.26%	10.12%	10.09%	9.67%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in Thousands)
Total stockholders' equity	$1,198,480	$1,194,231	$1,198,644	$1,157,871	$1,162,308
Less: Goodwill and identified intangible assets, net	262,052	263,721	265,429	267,394	269,348
Tangible stockholders' equity	$936,428	$930,510	$933,215	$890,477	$892,960

Total assets	$11,635,292	$11,542,731	$11,382,256	$11,180,555	$11,206,078
Less: Goodwill and identified intangible assets, net	262,052	263,721	265,429	267,394	269,348
Tangible assets	$11,373,240	$11,279,010	$11,116,827	$10,913,161	$10,936,730

Tangible stockholders' equity to tangible assets	8.23%	8.25%	8.39%	8.16%	8.16%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in Thousands)
Tangible stockholders' equity	$936,428	$930,510	$933,215	$890,477	$892,960

Common shares issued	96,998,075	96,998,075	96,998,075	96,998,075	96,998,075
Less:
Treasury shares	7,373,009	7,354,399	7,354,399	7,350,981	7,734,891
Unvested restricted stock	713,443	749,099	749,099	780,859	598,049
Common shares outstanding	88,911,623	88,894,577	88,894,577	88,866,235	88,665,135

Tangible book value per share	$10.53	$10.47	$10.50	$10.02	$10.07

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in Thousands)
Dividends paid	$12,001	$12,001	$11,997	$11,989	$11,969

Net income, as reported	$16,372	$14,665	$22,888	$22,701	$21,850

Dividend payout ratio	73.30%	81.83%	52.42%	52.81%	54.78%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At June 30, 2024		At December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$4,031,684	41.5%	$4,047,288	42.0%
Multi-family mortgage	1,401,230	14.4%	1,415,191	14.7%
Construction	349,197	3.6%	302,050	3.1%
Total commercial real estate loans	5,782,111	59.5%	5,764,529	59.8%
Commercial loans and leases:
Commercial	1,020,262	10.5%	984,441	10.2%
Equipment financing	1,379,662	14.2%	1,370,648	14.2%
Condominium association	43,606	0.4%	44,579	0.5%
Total commercial loans and leases	2,443,530	25.1%	2,399,668	24.9%
Consumer loans:
Residential mortgage	1,092,991	11.3%	1,082,804	11.2%
Home equity	352,295	3.6%	344,182	3.6%
Other consumer	50,210	0.5%	50,406	0.5%
Total consumer loans	1,495,496	15.4%	1,477,392	15.3%
Total loans and leases	9,721,137	100.0%	9,641,589	100.0%
Allowance for loan and lease losses	(121,750)		(117,522)
Net loans and leases	$9,599,387		$9,524,067

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2024:

	At June 30, 2024	At December 31, 2023	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,782,111	$5,764,529	$17,582	1.2%
Commercial	2,443,530	2,399,668	43,862	7.3%
Consumer	1,495,496	1,477,392	18,104	4.9%
Total loans and leases	$9,721,137	$9,641,589	$79,548	3.3%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of June 30, 2024, there were 5 borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $336.9 million, or 2.86% of total loans and commitments, as of June 30, 2024. As of December 31, 2023, there were four borrowers with loans and commitments over

$60.0 million. The total of those loans and commitments was $259.5 million, or 2.2% of total loans and commitments, as of December 31, 2023.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 59.5% of total loans and leases outstanding as of June 30, 2024.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.4 billion), office buildings ($790.3 million), retail stores ($959.0 million), industrial properties ($846.2 million), mixed-use properties ($513.0 million), lodging services ($204.9 million), and food services ($79.1 million) as of June 30, 2024. At that date, approximately 77.8% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 16.6% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.

The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of June 30, 2024.

	At June 30, 2024
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	23.5%	23.5%
Office buildings	1.2%	12.5%	13.7%
Retail stores	2.1%	14.5%	16.6%
Industrial properties	2.7%	11.9%	14.6%
Mixed-use properties	0.7%	8.2%	8.9%
Lodging services	—%	3.4%	3.4%
Food Services	—%	0.6%	0.6%
Other	10.8%	7.9%	18.7%
Total	17.5%	82.5%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of June 30, 2024.

	At June 30, 2024
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.4%	66.4%	77.8%
New York	3.1%	13.5%	16.6%
Other	3.0%	2.6%	5.6%
Total	17.5%	82.5%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans, which represented 25.1% of total loans outstanding as of June 30, 2024.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($878.8 million), transportation services ($359.3 million), food services ($253.6 million), recreation services ($140.4 million), manufacturing ($135.1 million), retail ($157.1 million), and rental and leasing services ($90.5 million) as of June 30, 2024.
The Company provides commercial banking services to companies in its market areas. Approximately 39.6% of the commercial loans outstanding as of June 30, 2024 were made to borrowers located in New England. The remaining 60.4% of the commercial loans outstanding were made to borrowers in other areas in the U.S., primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of businesses. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB indices.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. Approximately 10.9% of the commercial loans outstanding in the equipment financing divisions were made to borrowers located in the state of New York. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 3- to 7-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 15.4% of total loans outstanding as of June 30, 2024. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2024, other consumer loans equaled $50.2 million, or 0.5% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2024, the Company had $190.8 million of total assets that were designated as criticized. This compares to $128.0 million of assets designated as criticized as of December 31, 2023. The increase of $62.8 million in criticized assets was primarily driven by increases in commercial real estate, equipment financing, construction, and multi-family relationships, and offset by a decrease in commercial relationships, for the six months ended June 30, 2024.
Nonperforming Assets
"Nonperforming assets" consist of nonaccrual loans and leases, OREO and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's unaudited consolidated balance sheets.
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
As of June 30, 2024, the Company had nonperforming assets of $62.7 million, representing 0.54% of total assets, compared to nonperforming assets of $45.3 million, or 0.40% of total assets as of December 31, 2023. The increase of $17.4 million in nonperforming assets was primarily driven by increases of $12.8 million and $12.1 million in commercial and equipment financing loans, respectively, offset by an $8.0 million decrease in commercial real estate loans during the six months ended June 30, 2024.
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
Past Due and Accruing
As of June 30, 2024, the Company had $5.0 million loans and leases greater than 90 days past due and accruing, compared to minimal loans as of December 31, 2023. The increase in 90 days past due and accruing loans was primarily due to one $2.4 million construction relationship, three commercial real estate relationships totaling $1.7 million, and two commercial relationships totaling $0.7 million becoming 90 days past due.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2024	At December 31, 2023
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$11,659	$19,608
Multi-family mortgage	—	—
Construction	—	—
Total commercial real estate loans	11,659	19,608

Commercial	16,636	3,886
Equipment financing	27,128	14,984
Condominium association	—	—
Total commercial loans and leases	43,764	18,870

Residential mortgage	4,495	4,292
Home equity	790	860
Other consumer	1	—
Total consumer loans	5,286	5,152

Total nonaccrual loans and leases	60,709	43,630

Other real estate owned	780	780
Other repossessed assets	1,194	914
Total nonperforming assets	$62,683	$45,324

Loans and leases past due greater than 90 days and accruing	$4,994	$228
Total delinquent loans and leases 61-90 days past due	18,288	5,300
Restructured loans and leases not included in nonperforming assets	—	—

Total nonperforming loans and leases as a percentage of total loans and leases	0.62%	0.45%
Total nonperforming assets as a percentage of total assets	0.54%	0.40%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.19%	0.05%
Allowance for Credit Losses
The ACL consists of general and specific allowances and reflects management's estimate of expected loan and lease losses over the life of the loan or lease. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the ACL on a quarterly basis. Management continuously evaluates and challenges inputs and assumptions in the ACL.
While management evaluates currently available information in establishing the ACL, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the ACL on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's ACL and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions or reductions to the allowance based on their judgments about information available to them at the time of their examination.
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2024, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2024 and 2023.

	At and for the Three Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124
Charge-offs	(3,819)	(4,998)	(6)	(8,823)
Recoveries	—	427	9	436
Provision (credit) for loan and lease losses	2,496	7,540	(23)	10,013
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

Total loans and leases	$5,782,111	$2,443,530	$1,495,496	$9,721,137
Total allowance for loan and lease losses as a percentage of total loans and leases	1.42%	1.37%	0.42%	1.25%

	At and for the Three Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2023	$82,692	$32,761	$5,412	$120,865
Charge-offs	—	(1,685)	(5)	(1,690)
Recoveries	6	577	10	593
Provision (credit) for loan and lease losses	1,603	3,981	465	6,049
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

Total loans and leases	$5,670,771	$2,193,027	$1,477,001	$9,340,799
Total allowance for loan and lease losses as a percentage of total loans and leases	1.49%	1.62%	0.40%	1.35%

	At and for the Six Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(9,769)	(19)	(14,213)
Recoveries	—	719	26	745
Provision (credit) for loan and lease losses	5,167	12,879	(350)	17,696
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

Total loans and leases	$5,782,111	$2,443,530	$1,495,496	$9,721,137
Total allowance for loan and lease losses as a percentage of total loans and leases	1.42%	1.37%	0.42%	1.25%

	At and for the Six Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(2,525)	(16)	(2,541)
Recoveries	12	960	21	993
Provision (credit) for loan and lease losses	16,135	10,595	2,153	28,883
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817

Total loans and leases	$5,670,771	$2,193,027	$1,477,001	$9,340,799
Total allowance for loan and lease losses as a percentage of total loans and leases	1.49%	1.62%	0.40%	1.35%
At June 30, 2024, the allowance for loan and lease losses increased to $121.8 million, or 1.25% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $117.5 million, or 1.22% of total loans and leases outstanding, as of December 31, 2023.
Net charge-offs in the loans and leases for the three months ended June 30, 2024 and 2023 were $8.4 million and $1.1 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2024 and 2023 were 0.35% and 0.05%, respectively. The year over year increase in the net charge-offs was primarily due to increases in net charge-offs of $3.8 million in commercial real estate loans and $3.3 million in equipment financing loans.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2024			At December 31, 2023
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$52,411	43.1%	41.5%	$53,633	45.7%	42.0%
Multi-family mortgage	17,277	14.2%	14.4%	16,626	14.1%	14.7%
Construction	12,464	10.2%	3.6%	11,151	9.5%	3.1%
Total commercial real estate loans	82,152	67.5%	59.5%	81,410	69.3%	59.8%
Commercial	10,306	8.5%	10.5%	15,527	13.2%	10.2%
Equipment financing	22,949	18.8%	14.2%	13,869	11.8%	14.2%
Condominium association	131	0.1%	0.4%	161	0.1%	0.5%
Total commercial loans	33,386	27.4%	25.1%	29,557	25.1%	24.9%
Residential mortgage	3,213	2.6%	11.3%	3,669	3.2%	11.2%
Home equity	2,409	2.0%	3.6%	2,255	1.9%	3.6%
Other consumer	590	0.5%	0.5%	631	0.5%	0.5%
Total consumer loans	6,212	5.1%	15.4%	6,555	5.6%	15.3%
Total	$121,750	100.0%	100.0%	$117,522	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of June 30, 2024 is appropriate.
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

The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 5% and 15% of total assets.
Cash, cash equivalents, and investment securities increased $149.9 million, or 28.6% on an annualized basis, to $1.2 billion as of June 30, 2024, from $1.05 billion December 31, 2023. The increase was driven by an increase in short-term investments. Cash, cash equivalents, and investment securities were 10.3% of total assets as of June 30, 2024, compared to 9.22% of total assets at December 31, 2023.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$213,318	$192,338	$220,604	$201,127
GSE CMOs	64,587	58,098	66,463	61,617
GSE MBSs	174,287	155,003	186,614	169,997
Municipal obligations	16,060	15,801	18,785	18,922
Corporate debt obligations	18,580	17,826	20,521	19,716
U.S. Treasury bonds	446,209	416,882	470,764	444,737
Foreign government obligations	500	491	500	485
Total investment securities available-for-sale	$933,541	$856,439	$984,251	$916,601

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1 of the fair value hierarchy in accordance with the “Fair Value Measurements and Disclosures” Topic of the FASB, or ASC 820. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, all of which are included in Level 2. Certain fair values are estimated using pricing models and are included in Level 3.

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $94.9 million for the six months ended June 30, 2024 compared to $178.2 million for the same period in 2023. For the six months ended June 30, 2024, the Company did not sell any investment securities available-for-sale, compared to $230.0 million for the same period in 2023. For the six months ended June 30, 2024, the Company purchased $41.1 million of investment securities available-for-sale, compared to $279.0 million for the same period in 2023.
As of June 30, 2024, the fair value of all investment securities available-for-sale was $856.4 million with $77.1 million of net unrealized losses, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of June 30, 2024, $774.2 million, or 90.4%, of the portfolio, had gross unrealized losses of $77.4 million. This compares to $717.2 million, or 77.8%, of the portfolio with gross unrealized losses of $69.0 million as of December 31, 2023. The Company's unrealized loss position increased in 2024 primarily driven by increase in current market rates.

Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as one of the requirements to borrow funds from the FHLB. As of June 30, 2024 and December 31, 2023, there was no excess balance of capital stock.
As of June 30, 2024, the Company owned stock in the FHLBs with a carrying value of $56.9 million, an increase of $1.4 million from $55.5 million as of December 31, 2023. As of June 30, 2024, the FHLB of Boston had total assets of $68.8 billion and total capital of $3.7 billion, of which $1.9 billion was retained earnings. As of June 30, 2024, the FHLB of New York had total assets of $168.1 billion and total capital of $8.7 billion, of which $2.5 billion was retained earnings. The FHLB of Boston stated that it remained in compliance with all regulatory capital ratios as of June 30, 2024 and was classified as "adequately capitalized" by its regulator, based on the FHLB of Boston's financial information as of March 31, 2024. The FHLB of New York stated that it met all of its regulatory capital ratios at June 30, 2024.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, as a condition to the Banks' membership in the Federal Reserve System. As of June 30, 2024 and December 31, 2023 , the Company owned stock in the Federal Reserve Banks with a carrying value of $21.9 million.
Other Stock—The Company invests in a small number of other restricted equity securities which includes AFX and Statewide Zone. As of June 30, 2024, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2023.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2024			At December 31, 2023
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,638,378	18.7%	—%	$1,678,406	19.6%	—%
Interest-bearing deposits:
NOW accounts	647,370	7.4%	0.68%	661,863	7.8%	0.60%
Savings accounts	1,735,857	19.9%	2.70%	1,669,018	19.5%	2.63%
Money market accounts	2,073,557	23.7%	3.11%	2,082,810	24.4%	3.07%
Certificate of deposit accounts	1,718,414	19.7%	4.40%	1,574,855	18.4%	3.88%
Brokered deposit accounts	923,460	10.6%	4.48%	881,173	10.3%	4.36%
Total interest-bearing deposits	7,098,658	81.3%	3.28%	6,869,719	80.4%	3.08%
Total deposits	$8,737,036	100.0%	2.67%	$8,548,125	100.0%	2.48%

Total deposits increased $188.9 million to $8.7 billion as of June 30, 2024, compared to $8.5 billion as of December 31, 2023. Deposits as a percentage of total assets was 75.1% as of June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024, core deposits increased $3.1 million. The ratio of core deposits to total deposits decreased to 69.8% as of June 30, 2024 from 71.3% as of December 31, 2023, primarily due to a decrease in percentage of demand checking accounts, NOW accounts, and money market accounts to total deposits.

Certificate of deposit accounts increased $144 million to $1.7 billion as of June 30, 2024, compared to $1.6 billion as of December 31, 2023. Certificate of deposit accounts increased as a percentage of total deposits to 19.7% as of June 30, 2024 from 18.4% as of December 31, 2023.

Brokered deposits increased $42.3 million to $923.5 million as of June 30, 2024, compared to $881.2 million as of December 31, 2023. Brokered deposits increased as a percentage of total deposits to 10.6% as of June 30, 2024 from 10.3% as of December 31, 2023. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2024				2023
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate		Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,646,869	18.9%	—%		$1,849,393	21.8%	—%
NOW accounts	659,351	7.6%	0.68%		735,001	8.7%	0.58%
Savings accounts	1,731,388	19.9%	2.76%		1,374,337	16.2%	1.73%
Money market accounts	2,026,780	23.1%	3.08%		2,140,522	25.3%	2.62%
Total core deposits	6,064,388	69.5%	1.88%	1.88%	6,099,253	72.0%	1.38%
Certificate of deposit accounts	1,699,510	19.5%	4.43%		1,390,913	16.5%	2.89%
Brokered deposit accounts	958,146	11.0%	5.25%		975,700	11.5%	5.00%
Total deposits	$8,722,044	100.0%	2.74%		$8,465,866	100.0%	2.04%

	Six Months Ended June 30,
	2024			2023
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,635,690	18.9%	—%	$1,889,554	22.7%	—%
NOW accounts	665,632	7.7%	0.72%	772,459	9.3%	0.51%
Savings accounts	1,712,804	19.8%	2.73%	1,267,762	15.3%	1.34%
Money market accounts	2,051,542	23.7%	3.09%	2,252,755	27.2%	2.34%
Total core deposits	6,065,668	70.1%	1.88%	6,182,530	74.4%	1.18%
Certificate of deposit accounts	1,661,814	19.2%	4.28%	1,368,959	16.5%	2.57%
Brokered deposit accounts	927,465	10.7%	5.23%	756,332	9.1%	4.93%
Total deposits	$8,654,947	100.0%	2.69%	$8,307,821	100.0%	1.75%

As of June 30, 2024 and December 31, 2023, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At June 30, 2024		At December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	279,043	4.64%	291,049	4.02%
Over six months through 12 months	208,421	4.71%	163,277	4.59%
Over 12 months	51,902	4.15%	29,637	3.91%
Total certificate of deposit of $250,000 or more	$539,366	4.62%	$483,963	4.21%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At June 30, 2024
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,117	$3,116	$207	$923	$6,363	73%
Uninsured	1,302	981	91	—	2,374	27%
Total	$3,419	$4,097	$298	$923	$8,737	100%
Composition	39%	47%	3%	11%	100%
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
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,237,603	$1,362,418	$1,289,700	$1,434,352
Maximum amount outstanding at any month-end during the period	1,429,462	1,509,166	1,429,462	1,630,102
Balance outstanding at end of period	1,429,462	1,226,270	1,429,462	1,226,270
Weighted average interest rate for the period	5.00%	4.70%	5.00%	4.62%
Weighted average interest rate at end of period	5.12%	4.74%	5.12%	4.74%
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
FHLB borrowings increased $41.9 million to $1.3 billion as of June 30, 2024 with a total capacity of $2.7 billion. As of December 31, 2023, FHLB borrowings stood at $1.2 billion with a total capacity of $2.6 billion.

Subordinated Debentures and Notes
As part of the acquisition of BankRI, the Company acquired two $5.0 million subordinated debentures due on June 26, 2033 and March 17, 2034, respectively. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.10% and 3-month CME term SOFR plus spread adjustment of 0.26% plus 2.79%, respectively, on a quarterly basis until the debentures mature.
The Company sold $75.0 million of 6.0% fixed-to-floating rate subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2024	December 31, 2023
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	September 26, 2024	$4,912	$4,904
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	September 17, 2024	4,869	4,857
September 15, 2014	6.0% Fixed-to-Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	September 15, 2024	74,477	74,427
			Total	$84,258	$84,188
The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of June 30, 2024. This compares to $0.2 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of December 31, 2023.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company has access to a $30.0 million committed line of credit as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company did not have any borrowings on this committed line of credit.
As of June 30, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of June 30, 2024 and December 31, 2023, respectively, the Company had no borrowings on outstanding uncommitted lines of credit.
As of June 30, 2024, the Company had $80.1 million in interest-bearing cash on hold from dealer counterparties. This compares to $60.0 million outstanding as of December 31, 2023. This cash collateralizes the fair value of the dealer side of derivative transactions.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2024 and December 31, 2023:

	At June 30, 2024	At December 31, 2023
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,701,730	$1,733,198
Pay fixed, receive variable	1,701,730	1,733,198
Risk participation-out agreements	530,900	542,387
Risk participation-in agreements	103,295	100,313
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$4,252	$3,262
Sells foreign currency, buys U.S. currency	4,301	3,895
Fixed weighted average interest rate from the Company to counterparty	3.05%	2.96%
Floating weighted average interest rate from counterparty to the Company	5.68%	5.70%
Weighted average remaining term to maturity (in months)	72	75
Fair value:
Recognized as an asset:
Interest rate derivatives	$—	$234
Loan level derivatives	112,860	99,876
Risk participation-out agreements	714	1,238
Foreign exchange contracts	113	139
Recognized as a liability:
Interest rate derivatives	$4,788	$2,842
Loan level derivatives	112,860	99,876
Risk participation-in agreements	196	310
Foreign exchange contracts	65	132
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1,198.5 million as of June 30, 2024 representing a $0.1 million decrease compared to $1,198.6 million at December 31, 2023. The decrease for the six months ended June 30, 2024, primarily reflects dividends paid by the Company of $24 million and unrealized loss on securities available-for-sale of $7.2 million, partially offset by net income of $31.0 million.
Stockholders' equity represented 10.30% of total assets as of June 30, 2024 and 10.53% of total assets as of December 31, 2023. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.23% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2024 and 8.39% as of December 31, 2023.
The dividend payout ratio was 73.30% for the three months ended June 30, 2024, compared to 54.78% for the same period in 2023.

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
Net Interest Income
Net interest income decreased $6.0 million to $80.0 million for the three months ended June 30, 2024 from $86.0 million for the three months ended June 30, 2023. This decrease reflects a $16.0 million increase in interest expense on deposits and borrowings, which is reflective of the rising interest rate environment, along with a $1.7 million decrease in short term investments and restricted equity securities, and a $1.6 million decrease in interest income on debt securities primarily driven by a lower volume during the period, offset by a $13.3 million increase in interest income on loans and leases. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2024 and June 30, 2023 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2024 and June 30, 2023 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income decreased $10.5 million to $161.6 million for the six months ended June 30, 2024 from $172.1 million for the six months ended June 30, 2023. This overall decrease reflects a $43.4 million increase in interest expense on deposit and borrowings and a $3.7 million decrease in interest income on investment securities primarily driven by a lower volume of debt securities during the period, offset by an $36.6 million increase in interest income on loans and leases, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2024 and June 30, 2023 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2024 and June 30, 2023 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased 26 basis points to 3.00% for the three months ended June 30, 2024 from 3.26% for the three months ended June 30, 2023. The Company's weighted average interest rate on loans increased to 6.02% for the three months ended June 30, 2024 from 5.70% for the three months ended June 30, 2023.
Net interest margin decreased by 28 basis points to 3.03% for the six months ended June 30, 2024 from 3.31% for the six months ended June 30, 2023. The Company's weighted average interest rate on loans increased to 6.03% for the six months ended June 30, 2024 from 5.52% for the six months ended June 30, 2023.
The yield on interest-earning assets increased to 5.79% for the three months ended June 30, 2024 from 5.49% for the three months ended June 30, 2023. The increase is the result of higher yields on loans and leases. During the three months ended June 30, 2024, the Company recorded $0.6 million in prepayment penalties and late charges, which contributed 2 basis points to yields on interest-earning assets, compared to $0.7 million, or 3 basis points, for the three months ended June 30, 2023.

The yield on interest-earning assets increased to 5.79% for the six months ended June 30, 2024 from 5.30% for the six months ended June 30, 2023. The increase is primarily due to higher yields on loans and leases. During the six months ended June 30, 2024, the Company recorded $1.3 million in prepayment penalties and late charges, which contributed 2 basis points to yields on interest-earning assets, compared to $1.4 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets in the six months ended June 30, 2023.
The cost of interest-bearing liabilities increased 67 basis points to 3.65% for the three months ended June 30, 2024 from 2.98% for the three months ended June 30, 2023. The cost of interest-bearing liabilities increased 89 basis points to 3.61% for the six months ended June 30, 2024 from 2.72% for the six months ended June 30, 2023. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management seeks to position the balance sheet to be neutral to changes in interest rates. During 2020, interest rates declined sharply in response to the economic impact of the COVID-19 pandemic, and began to increase in the first quarter of 2022. In recent months, the Treasury yield curve has inverted and flattened at the long end. Short term rates have risen sharply due to multiple rate hikes implemented by the FRB. The shape of the curve indicates rates will begin to decline within a year and flatten around the 7-year mark. The short term increase in rates positively affected the Company's net interest income, net interest spread, and net interest margin initially. As is expected in the near term, the net interest margin is compressing as investable funds migrate among depository and non-depository categories. Management expects the net interest margin to stabilize and then increase as loans continue to reprice into the higher rate environment. To the extent the FRB cuts rates in the near term, the net interest income and the net interest margin will be highly dependent on the ability and timing to reduce deposit pricing.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2024 and June 30, 2023. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$846,469	$6,510	3.08%	$1,000,440	$8,091	3.23%
Restricted equity securities	71,696	1,375	7.67%	77,364	1,673	8.65%
Short-term investments	143,800	1,914	5.33%	229,474	3,351	5.84%
Total investments	1,061,965	9,799	3.69%	1,307,278	13,115	4.01%
Commercial real estate loans (2)	5,754,901	81,565	5.61%	5,640,491	79,582	5.58%
Commercial loans (2)	1,069,154	17,672	6.54%	913,732	13,502	5.85%
Equipment financing (2)	1,374,217	26,255	7.64%	1,253,199	22,357	7.14%
Consumer loans (2)	1,488,587	20,291	5.46%	1,482,799	16,903	4.56%
Total loans and leases	9,686,859	145,783	6.02%	9,290,221	132,344	5.70%
Total interest-earning assets	10,748,824	155,582	5.79%	10,597,499	145,459	5.49%
Allowance for loan and lease losses	(120,644)			(121,886)
Non-interest-earning assets	825,214			797,059
Total assets	$11,453,394			$11,272,672
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$659,351	1,111	0.68%	$735,001	1,069	0.58%
Savings accounts	1,731,388	11,874	2.76%	1,374,337	5,917	1.73%
Money market accounts	2,026,780	15,520	3.08%	2,140,522	13,989	2.62%
Certificate of deposit accounts	1,699,510	18,717	4.43%	1,390,913	10,021	2.89%
Brokered deposit accounts	958,146	12,499	5.25%	975,700	12,151	5.00%
Total interest-bearing deposits (3)	7,075,175	59,721	3.39%	6,616,473	43,147	2.62%
Advances from the FHLB	1,049,609	12,894	4.86%	1,191,424	14,287	4.74%
Subordinated debentures and notes	84,241	1,375	6.53%	84,098	1,363	6.49%
Other borrowed funds	103,753	1,364	5.29%	86,896	523	2.41%
Total borrowed funds	1,237,603	15,633	5.00%	1,362,418	16,173	4.70%
Total interest-bearing liabilities	8,312,778	75,354	3.65%	7,978,891	59,320	2.98%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,646,869			1,849,393
Other non-interest-bearing liabilities	300,362			270,221
Total liabilities	10,260,009			10,098,505
Total stockholders' equity	1,193,385			1,174,167
Total liabilities and stockholders' equity	$11,453,394			$11,272,672
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		80,228	2.14%		86,139	2.51%
Less adjustment of tax-exempt income		227			102
Net interest income		$80,001			$86,037
Net interest margin (5)			3.00%			3.26%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.75% and 2.04% in the three months ended June 30, 2024 and June 30, 2023, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$869,848	$13,437	3.09%	$1,014,675	$16,065	3.17%
Marketable and restricted equity securities	74,015	2,868	7.75%	77,139	2,928	7.59%
Short-term investments	137,284	3,738	5.45%	188,790	4,846	5.13%
Total investments	1,081,147	20,043	3.71%	1,280,604	23,839	3.72%
Commercial real estate loans (2)	5,758,318	162,614	5.59%	5,610,401	147,249	5.22%
Commercial loans (2)	1,047,810	35,179	6.64%	903,185	27,519	6.06%
Equipment financing (2)	1,374,322	53,150	7.73%	1,240,031	43,570	7.03%
Consumer loans (2)	1,485,702	40,269	5.43%	1,467,521	35,973	4.91%
Total loans and leases	9,666,152	291,212	6.03%	9,221,138	254,311	5.52%
Total interest-earning assets	10,747,299	311,255	5.79%	10,501,742	278,150	5.30%
Allowance for loan and lease losses	(118,402)			(118,174)
Non-interest-earning assets	802,745			818,703
Total assets	$11,431,642			$11,202,271
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$665,632	2,372	0.72%	$772,459	1,970	0.51%
Savings accounts	1,712,804	23,226	2.73%	1,267,762	8,431	1.34%
Money market accounts	2,051,542	31,474	3.09%	2,252,755	26,129	2.34%
Certificate of deposit accounts	1,661,814	35,389	4.28%	1,368,959	17,477	2.57%
Brokered deposit accounts	927,465	24,144	5.23%	756,332	18,508	4.93%
Total interest-bearing deposits (3)	7,019,257	116,605	3.34%	6,418,267	72,515	2.28%
Advances from the FHLBB	1,107,071	27,527	4.92%	1,227,772	28,818	4.67%
Subordinated debentures and notes	84,223	2,752	6.54%	84,080	2,717	6.46%
Other borrowed funds	98,406	2,341	4.78%	122,500	1,772	2.92%
Total borrowed funds	1,289,700	32,620	5.00%	1,434,352	33,307	4.62%
Total interest-bearing liabilities	8,308,957	149,225	3.61%	7,852,619	105,822	2.72%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,635,690			1,889,554
Other non-interest-bearing liabilities	289,351			293,157
Total liabilities	10,233,998			10,035,330
Total stockholders' equity	1,197,644			1,166,941
Total liabilities and stockholders' equity	$11,431,642			$11,202,271
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		162,030	2.18%		172,328	2.58%
Less adjustment of tax-exempt income		441			242
Net interest income		$161,589			$172,086
Net interest margin (5)			3.03%			3.31%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.71% and 1.76% in the six months ended June 30, 2024 and June 30, 2023, respectively.
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

	Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(1,215)	$(366)	$(1,581)	$(2,233)	$(395)	$(2,628)
Marketable and restricted equity securities	(117)	(181)	(298)	(120)	60	(60)
Short-term investments	(1,165)	(272)	(1,437)	(1,391)	283	(1,108)
Total investments	(2,497)	(819)	(3,316)	(3,744)	(52)	(3,796)
Loans and leases:
Commercial real estate loans	1,568	415	1,983	4,166	11,199	15,365
Commercial loans and leases	2,462	1,708	4,170	4,794	2,866	7,660
Equipment financing	2,259	1,639	3,898	4,991	4,589	9,580
Consumer loans	68	3,320	3,388	275	4,021	4,296
Total loans	6,357	7,082	13,439	14,226	22,675	36,901
Total change in interest and dividend income	3,860	6,263	10,123	10,482	22,623	33,105
Interest expense:
Deposits:
NOW accounts	(121)	163	42	(305)	707	402
Savings accounts	1,810	4,147	5,957	3,741	11,054	14,795
Money market accounts	(782)	2,313	1,531	(2,497)	7,842	5,345
Certificate of deposit accounts	2,556	6,140	8,696	4,358	13,554	17,912
Brokered deposit accounts	(229)	577	348	4,442	1,194	5,636
Total deposits	3,234	13,340	16,574	9,739	34,351	44,090
Borrowed funds:
Advances from the FHLB	(1,735)	342	(1,393)	(2,812)	1,521	(1,291)
Subordinated debentures and notes	3	9	12	4	31	35
Other borrowed funds	117	724	841	(400)	969	569
Total borrowed funds	(1,615)	1,075	(540)	(3,208)	2,521	(687)
Total change in interest expense	1,619	14,415	16,034	6,531	36,872	43,403
Change in tax-exempt income	125	—	125	199	—	199
Change in net interest income	$2,116	$(8,152)	$(6,036)	$3,752	$(14,249)	$(10,497)

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$81,565	$79,582	$1,983	2.5%	$162,614	$147,249	$15,365	10.4%
Commercial loans	17,474	13,457	4,017	29.9%	34,817	27,437	7,380	26.9%
Equipment financing	26,254	22,357	3,897	17.4%	53,150	43,570	9,580	22.0%
Residential mortgage loans	12,603	11,431	1,172	10.3%	24,918	22,504	2,414	10.7%
Other consumer loans	7,689	5,472	2,217	40.5%	15,351	13,470	1,881	14.0%
Total interest income—loans and leases (1)	$145,585	$132,299	$13,286	10.0%	$290,850	$254,230	$36,620	14.4%
_________________________________________________________________________
(1) Change in tax-exempt income of $153 thousand and $281 thousand is excluded from the three and six months ended tables above, respectively.
Total interest from loans and leases was $145.6 million for the three months ended June 30, 2024, and represented a yield on total loans of 6.02%. This compares to $132.3 million of interest on loans and a yield of 5.70% for the three months ended June 30, 2023. The $13.3 million increase in interest income from loans and leases was primarily due to an increase of $7.1 million in changes to interest rates, and an increase of $6.2 million due to higher average loan balances.
Interest income from loans and leases was $290.9 million for the six months ended June 30, 2024, and represented a yield on total loans of 6.03%. This compares to $254.2 million of interest on loans and a yield of 5.52% for the six months ended June 30, 2023. The $36.6 million increase in interest income from loans and leases was primarily attributable to an increase of $14.2 million due to an increase in origination volume and an increase of $22.7 million due to the changes in interest rates.
Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$6,480	$8,034	$(1,554)	(19.3)%	$13,358	$15,904	$(2,546)	(16.0)%
Restricted equity securities	1,376	1,673	(297)	(17.8)%	2,868	2,928	(60)	(2.0)%
Short-term investments	1,914	3,351	(1,437)	(42.9)%	3,738	4,846	(1,108)	(22.9)%
Total interest income—investments (1)	$9,770	$13,058	$(3,288)	(25.2)%	$19,964	$23,678	$(3,714)	(15.7)%
_________________________________________________________________________
(1) Change in tax-exempt income of $(28) thousand and $(82) thousand is excluded from the three and six months ended tables above, respectively.
Total interest income from investments was $9.8 million for the three months ended June 30, 2024, compared to $13.1 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, the yield on total investments was 3.7% and 4.0%. respectively. The year over year decrease in interest income on investments of $3.3 million, or 25.2%, was primarily driven by a $2.5 million decrease due to volume and a $0.8 million decrease due to rates.
Total investment income was $20.0 million and $23.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and 2023, the yield on total investments was 3.7%. The year over year decrease in interest income on investments of $3.7 million, or 15.7%, was primarily driven by a $3.6 million decrease due to volume and a $0.1 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,111	$1,069	$42	3.9%	$2,372	$1,970	$402	20.4%
Savings accounts	11,874	5,917	5,957	100.7%	23,226	8,431	14,795	175.5%
Money market accounts	15,520	13,989	1,531	10.9%	31,474	26,129	5,345	20.5%
Certificate of deposit accounts	18,717	10,021	8,696	86.8%	35,389	17,477	17,912	102.5%
Brokered deposit accounts	12,499	12,151	348	2.9%	24,144	18,508	5,636	30.5%
Total interest expense - deposits	59,721	43,147	16,574	38.4%	116,605	72,515	44,090	60.8%
Borrowed funds:
Advances from the FHLB	12,894	14,287	(1,393)	(9.8)%	27,527	28,818	(1,291)	(4.5)%
Subordinated debentures and notes	1,375	1,363	12	0.9%	2,752	2,717	35	1.3%
Other borrowed funds	1,364	523	841	160.8%	2,341	1,772	569	32.1%
Total interest expense - borrowed funds	15,633	16,173	(540)	(3.3)%	32,620	33,307	(687)	(2.1)%
Total interest expense	$75,354	$59,320	$16,034	27.0%	$149,225	$105,822	$43,403	41.0%
Deposits
For the three months ended June 30, 2024, interest expense on deposits increased $16.6 million, or 38.4%, compared to the same period in 2023. The increase in interest expense on deposits was driven by an increase of $13.3 million due to higher interest rates and an increase of $3.2 million primarily driven by the growth in volume of average certificate of deposit balances. For the three months ended June 30, 2024, the purchase accounting amortization on acquired deposits was $0.2 million and one basis point, compared to $0.3 million and one basis point for the same period in 2023.
Interest expense on deposits increased $44.1 million, or 60.8%, to $116.6 million for the six months ended June 30, 2024 from $72.5 million for the six months ended June 30, 2023. The increase in interest expense on deposits was driven by a $34.4 million increase due to higher interest rates and a $9.7 million increase primarily driven by the growth in volume of average certificate of deposit and brokered deposit balances. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2024 was $0.6 million and one basis point, compared to $0.6 million and one basis point for the same period in 2023.
Borrowed Funds
For the three months ended June 30, 2024, interest expense on borrowed funds decreased $0.5 million, or 3.3% year over year. The decrease in interest expense on borrowed funds was driven by a decrease of $1.6 million due to volume offset by an increase of $1.1 million due to borrowing rates as they increased to 5.00% for the three months ended June 30, 2024 from 4.70% for the three months ended June 30, 2023.
During the six months ended June 30, 2024, interest paid on borrowed funds decreased $0.7 million, or 2.1% year over year. The cost of borrowed funds increased to 5.00% for the six months ended June 30, 2024 from 4.62% for the six months ended June 30, 2023. The decrease in interest expense was driven by a decrease of $3.2 million due to volume offset by an increase of $2.5 million due to borrowing rates. For the six months ended June 30, 2024, purchase accounting amortization was $0.1 million on acquired borrowed funds compared to amortization of $0.2 million for the six months ended June 30, 2023.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
	2024	2023			2024		2023
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,496	$1,603	$893	55.7%	$5,167		$16,135	$(10,968)	(68.0)%
Commercial	7,540	3,981	3,559	89.4%	12,879		10,595	2,284	21.6%
Consumer	(23)	465	(488)	(104.9)%	(350)		2,153	(2,503)	(116.3)%
Total provision (credit) for loan and lease losses	10,013	6,049	3,964	65.5%	17,696		28,883	(11,187)	(38.7)%
Unfunded credit commitments	(4,406)	(323)	(4,083)	NM	(4,666)		2,187	(6,853)	(313.4)%
Investment securities available-for-sale	(39)	—	(39)	N/A	(83)		—	(83)	N/A
Total provision (credit) for credit losses	$5,568	$5,726	$(158)	(2.8)%	$12,947	$—	$31,070	$(18,123)	(58.3)%

For the three months ended June 30, 2024, the provision for credit losses remained stable at $5.6 million compared to a provision for credit losses of $5.7 million for the three months ended June 30, 2023.

For the six months ended June 30, 2024, the provision for credit losses decreased $18.1 million resulting in a provision (credit) for credit and investment losses of $12.9 million. The decrease in the provision for credit losses for the six months ended June 30, 2024 is primarily driven by the lack of day one provision impact resulting from the Company's acquisition of PCSB Bank in 2023.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Deposit fees	$3,001	$2,866	$135	4.7%	$5,898	$5,523	$375	6.8%
Loan fees	702	491	211	43.0%	1,491	882	609	69.0%
Loan level derivative income, net	106	363	(257)	(70.8)%	543	2,736	(2,193)	(80.2)%
Gain (loss) on investment securities, net	—	3	(3)	(100.0)%	—	1,704	(1,704)	(100.0)%
Gain on sales of loans and leases held-for-sale	130	308	(178)	(57.8)%	130	1,946	(1,816)	(93.3)%
Other	2,457	1,431	1,026	71.7%	4,618	5,608	(990)	(17.7)%
Total non-interest income	$6,396	$5,462	$934	17.1%	$12,680	$18,399	$(5,719)	(31.1)%
Loan level derivative income decreased $0.3 million, or 70.8%, to $0.1 million for the three months ended June 30, 2024 from $0.4 million for the same period in 2023, primarily driven by lower volume of loan level derivative transactions completed for the three months ended June 30, 2024, and decreased $2.2 million, or 80.2%, to $0.5 million for the six months ended June 30, 2024 from $2.7 million for the same period in 2023, primarily driven by lower volume of loan level derivative transactions completed for the six months ended June 30, 2024.
There was no gain (loss) on investment securities for the six months ended June 30, 2024, compared to $1.7 million for the same period in 2023 as there were no sales of investment securities for the six months ended June 30, 2024.

Gain on sales of loans and leases held-for-sale decreased $0.2 million, or 57.8%, to $0.1 million for the three months ended June 30, 2024 from $0.3 million for the same period in 2023, primarily driven by lower gain on sale to participants, and decreased $1.8 million, or 93.3% to $0.1 million for the six months ended June 30, 2024 from $1.9 million for the same period in 2023, also primarily driven by lower gain on sale to participants.
Other income increased $1.0 million, or 71.7%, to $2.5 million for the three months ended June 30, 2024 from $1.4 million for the same period in 2023, primarily driven by the mark to market on interest rate swaps on loans, higher bank owned life insurance income, and higher wealth management fees. Other income decreased $1.0 million, or 17.7%, to $4.6 million for the six months ended June 30, 2024 from $5.6 million for the same period in 2023, primarily driven by the mark to market on interest rate swaps on loans, partially offset by higher wealth management fees.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Compensation and employee benefits	$34,762	$33,438	$1,324	4.0%	$71,391	$70,003	$1,388	2.0%
Occupancy	5,551	4,870	681	14.0%	11,320	10,093	1,227	12.2%
Equipment and data processing	6,732	6,531	201	3.1%	13,763	12,993	770	5.9%
Professional services	1,745	1,986	(241)	(12.1)%	3,645	3,416	229	6.7%
FDIC insurance	2,025	2,609	(584)	(22.4)%	3,909	3,853	56	1.5%
Advertising and marketing	1,504	1,382	122	8.8%	3,078	2,792	286	10.2%
Amortization of identified intangible assets	1,669	1,954	(285)	(14.6)%	3,377	3,920	(543)	(13.9)%
Merger and restructuring expense	823	1,002	(179)	(17.9)%	823	7,411	(6,588)	(88.9)%
Other	4,373	4,053	320	7.9%	8,892	8,120	772	9.5%
Total non-interest expense	$59,184	$57,825	$1,359	2.4%	$120,198	$122,601	$(2,403)	(2.0)%
During the three months ended June 30, 2024, the Company had $0.8 million in merger and restructuring expense compared to $1.0 million for the same period in 2023, and $0.8 million for the six months ended June 30, 2024 compared to $7.4 million for the same period in 2023. Excluding merger and restructuring expense, non-interest expense increased $1.5 million to $58.4 million for the three months ended June 30, 2024, compared to $56.8 million for for the same period in 2023, and increased $4.2 million to $119.4 million for the six months ended June 30, 2024, compared to $115.2 million for the same period in 2023.
Compensation and employee benefits expense increased $1.3 million, or 4.0%, to $34.8 million for the three months ended June 30, 2024, compared to $33.4 million for the same period in 2023, and increased $1.4 million, or 2.0%, to $71.4 million for the six months ended June 30, 2024 from $70.0 million for the same period in 2023, primarily driven by higher employee headcount, salaries, health care benefits, and retirement benefits, partially offset by lower incentives and bonuses.
Occupancy expense increased $0.7 million, or 14.0%, to $5.6 million for the three months ended June 30, 2024 from $4.9 million for the same period in 2023, and increased $1.2 million, or 12.2%, to $11.3 million for the six months ended June 30, 2024 from $10.1 million for the same period in 2023, primarily driven by higher building maintenance, rent, and leasehold improvement depreciation.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Income before provision for income taxes	$21,645	$27,815	$(6,170)	(22.2)%	$41,124	$36,483	$4,641	12.7%
Provision (benefit) for income taxes	5,273	5,965	(692)	(11.6)%	10,087	7,073	3,014	42.6%
Net income	$16,372	$21,850	$(5,478)	(25.1)%	$31,037	$29,410	$1,627	5.5%
Effective tax rate	24.4%	21.4%	N/A	14.0%	24.5%	19.4%	N/A	26.3%
The Company recorded an income tax expense of $5.3 million for the three months ended June 30, 2024, compared to an income tax expense of $6.0 million for the three months ended June 30, 2023, representing effective tax rates of 24.4% and 21.4%, respectively. The increase in effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by nonrecurring items in the 2023 effective rate. The 2023 effective tax rate included energy tax credit deals in 2023 that have not reoccurred in 2024, offset by merger expenses relating to the acquisition of PCSB Bank.
The Company recorded an income tax expense of $10.1 million for the six months ended June 30, 2024, compared to an income tax expense of $7.1 million for the six months ended June 30, 2023, representing effective tax rates of 24.5% and 19.4%, respectively. The overall increase in the effective tax rate for the six months ended June 30, 2024 is primarily driven by nonrecurring items in the 2023 effective rate. The 2023 effective tax rate included energy tax credit deals in 2023 that have not reoccurred in 2024 offset by merger expenses relating to the acquisition of PCSB Bank in 2023.
Liquidity and Capital Resources
Liquidity
Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by the Company's ALCO, consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Banks. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds, and maturing investment securities.
In the second quarter, the Company operated with increased liquidity. During the year, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the second quarter. Cash and equivalents at the end of the quarter were $343.1 million, or 2.9% of the balance sheet, compared to $133.0 million, or 1.2% of the balance sheet, as of December 31, 2023. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 5% and 15% of total assets. As of June 30, 2024, cash, cash equivalents and investment securities available-for-sale totaled $1.2 billion, or 10.3% of total assets. This compares to $1.0 billion, or 9.2% of total assets, as of December 31, 2023.
Deposits, which are considered the most stable source of liquidity, totaled $8.7 billion as of June 30, 2024 and represented 85.9% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.5 billion, or 86.1% of total funding, as of December 31, 2023. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.1 billion as of June 30, 2024 and represented 69.8% of total deposits, compared to core deposits of $6.1 billion, or 71.3% of total deposits, as of December 31, 2023. Additionally, the Company had $923.5 million of brokered deposits as of June 30, 2024, which represented 10.6% of total deposits, compared to $881.2 million or 10.3% of total deposits, as of December 31, 2023. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.4 billion as of June 30, 2024, representing 14.1% of total funding, compared to $1.4 billion, or 13.9% of total funding, as of December 31, 2023. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of June 30, 2024, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.7 billion, compared to $2.6 billion as of December 31, 2023.
As of June 30, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of June 30, 2024 and December 31, 2023, respectively, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company had a $30.0 million committed line of credit for contingent liquidity as of June 30, 2024. As of June 30, 2024, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Bank's "discount window" to supplement its liquidity. The Company had $351.7 million of borrowing capacity at the Federal Reserve Bank as of June 30, 2024. As of June 30, 2024, the Company did not have any outstanding borrowings with the Federal Reserve Bank.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2024	At December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$30,470	$88,435
Commercial	192,452	279,001
Residential mortgage	30,683	26,170
Unadvanced portion of loans and leases	1,117,583	1,208,553
Unused lines of credit:
Home equity	781,730	762,235
Other consumer	125,418	114,816
Other commercial	510	475
Unused letters of credit:
Financial standby letters of credit	11,154	8,221
Performance standby letters of credit	26,984	29,187
Commercial and similar letters of credit	2,792	3,278
Interest rate derivatives	$225,000	$225,000
Loan level derivatives:
Receive fixed, pay variable	1,701,730	1,733,198
Pay fixed, receive variable	1,701,730	1,733,198
Risk participation-out agreements	530,900	542,387
Risk participation-in agreements	103,295	100,313
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	4,252	3,262
Sells foreign currency, buys U.S. currency	4,301	3,895

Capital Resources
As of June 30, 2024, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2024, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2024 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,005,251	10.33%	$437,912	4.50%	$681,196	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,015,032	8.99%	451,627	4.00%	451,627	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,015,032	10.44%	583,352	6.00%	826,415	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,211,242	12.45%	778,308	8.00%	1,021,529	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$575,684	10.35%	$250,297	4.50%	$389,351	7.00%	$361,541	6.50%
Tier 1 leverage capital ratio (2)	575,684	9.24%	249,214	4.00%	249,214	4.00%	311,517	5.00%
Tier 1 risk-based capital ratio (3)	575,684	10.35%	333,730	6.00%	472,784	8.50%	444,973	8.00%
Total risk-based capital ratio (4)	645,382	11.60%	445,091	8.00%	584,182	10.50%	556,364	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$289,743	10.43%	$125,009	4.50%	$194,458	7.00%	$180,569	6.50%
Tier 1 leverage capital ratio (2)	289,743	8.89%	130,368	4.00%	130,368	4.00%	162,960	5.00%
Tier 1 risk-based capital ratio (3)	289,743	10.43%	166,679	6.00%	236,128	8.50%	222,238	8.00%
Total risk-based capital ratio (4)	323,193	11.64%	222,126	8.00%	291,540	10.50%	277,657	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$191,319	13.41%	$64,201	4.50%	$99,868	7.00%	$92,735	6.50%
Tier 1 leverage capital ratio (2)	191,319	9.78%	78,249	4.00%	78,249	4.00%	97,811	5.00%
Tier 1 risk-based capital ratio (3)	191,319	13.41%	85,601	6.00%	121,269	8.50%	114,135	8.00%
Total risk-based capital ratio (4)	209,159	14.66%	114,139	8.00%	149,807	10.50%	142,673	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2024.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2024, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2024		December 31, 2023
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$14,772	4.3%	$13,318	3.9%
Up 200 basis points ramp	9,640	2.8%	7,068	2.1%
Up 100 basis points ramp	5,334	1.5%	3,389	1.0%
Down 100 basis points ramp	(3,903)	(1.1)%	(5,042)	(1.5)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 4.3% as of June 30, 2024, compared to a positive 3.9% as of December 31, 2023.
The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2024, the Company’s one-year cumulative gap was a negative $793.1 million, or 7.30% of total interest-earning assets, compared with a negative $521.4 million, or 4.89% of total interest-earning assets, at December 31, 2023.
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
The EVE at Risk Simulation is conducted in tandem with net interest income simulations to ascertain a longer term view of the Company’s interest-rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of the economic value of equity to changes in interest rates. The EVE at Risk Simulation values only the current balance sheet and does not incorporate growth assumptions. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, and rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity, and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.
EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2024	At December 31, 2023
Up 300 basis points	(5.4)%	(6.3)%
Up 200 basis points	(4.0)%	(4.4)%
Up 100 basis points	(1.1)%	(2.2)%
Down 100 basis points	(0.8)%	2.1%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2023 to June 30, 2024 driven by deposit mix and loan growth.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: August 6, 2024	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)