Form 10-Q
period 2024-09-30
BROOKLINE BANCORP INC
filed 2024-11-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

At October 31, 2024, the number of shares of common stock, par value $0.01 per share, outstanding was 89,098,443.

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
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2024	At December 31, 2023
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$82,168	$34,514
Short-term investments	325,721	98,513
Total cash and cash equivalents	407,889	133,027
Investment securities available-for-sale	855,391	916,601
Total investment securities	855,391	916,601
Allowance for investment security losses	(186)	(441)
Net investment securities	855,205	916,160
Loans and leases:
Commercial real estate loans	5,779,290	5,764,529
Commercial loans and leases	2,453,038	2,399,668
Consumer loans	1,522,908	1,477,392
Total loans and leases	9,755,236	9,641,589
Allowance for loan and lease losses	(127,316)	(117,522)
Net loans and leases	9,627,920	9,524,067
Restricted equity securities	82,675	77,595
Premises and equipment, net of accumulated depreciation of $106,222 and $100,408, respectively	86,925	89,853
Right-of-use asset operating leases	41,934	30,863
Deferred tax asset	50,827	56,952
Goodwill	241,222	241,222
Identified intangible assets, net of accumulated amortization of $14,825 and $47,963, respectively	19,162	24,207
OREO and repossessed assets, net	1,579	1,694
Other assets	261,383	286,616
Total assets	$11,676,721	$11,382,256
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,681,858	$1,678,406
Interest-bearing deposits	7,050,413	6,869,719
Total deposits	8,732,271	8,548,125
Borrowed funds:
Advances from the FHLB	1,345,003	1,223,226
Subordinated debentures and notes	84,293	84,188
Other borrowed funds	68,251	69,256
Total borrowed funds	1,497,547	1,376,670
Operating lease liabilities	43,266	31,998
Mortgagors' escrow accounts	14,456	17,239
Reserve for unfunded credits	6,859	19,767
Accrued expenses and other liabilities	151,960	189,813
Total liabilities	10,446,359	10,183,612

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	901,562	902,659
Retained earnings	453,555	438,722
Accumulated other comprehensive (loss) income	(38,081)	(52,798)
Treasury stock, at cost; 7,015,843 shares and 7,354,399 shares, respectively	(87,644)	(90,909)
Total stockholders' equity	1,230,362	1,198,644
Total liabilities and stockholders' equity	$11,676,721	$11,382,256
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$149,643	$136,561	$440,493	$390,791
Debt securities	6,473	6,799	19,831	22,703
Restricted equity securities	1,458	1,310	4,326	4,238
Short-term investments	1,986	2,390	5,724	7,236
Total interest and dividend income	159,560	147,060	470,374	424,968
Interest expense:
Deposits	59,796	49,116	176,401	121,631
Borrowed funds	16,756	13,874	49,376	47,181
Total interest expense	76,552	62,990	225,777	168,812
Net interest income	83,008	84,070	244,597	256,156
Provision for credit losses on loans	4,832	2,947	17,862	34,017
Provision (credit) for credit losses on investments	(172)	84	(255)	415
Net interest income after provision for credit losses	78,348	81,039	226,990	221,724
Non-interest income:
Deposit fees	2,353	3,024	8,251	8,547
Loan fees	464	639	1,955	1,521
Loan level derivative income, net	—	376	543	3,112
Gain on investment securities, net	—	—	—	1,704
Gain on sales of loans and leases held-for-sale	415	225	545	2,171
Other	3,116	1,244	7,734	6,852
Total non-interest income	6,348	5,508	19,028	23,907
Non-interest expense:
Compensation and employee benefits	35,130	33,491	106,521	103,494
Occupancy	5,343	4,983	16,663	15,076
Equipment and data processing	6,831	6,766	20,594	19,759
Professional services	2,143	2,368	5,788	5,784
FDIC insurance	2,118	2,152	6,027	6,005
Advertising and marketing	859	1,174	3,937	3,966
Amortization of identified intangible assets	1,668	1,955	5,045	5,875
Merger and restructuring expense	—	—	823	7,411
Other	3,856	4,790	12,748	12,910
Total non-interest expense	57,948	57,679	178,146	180,280
Income before provision for income taxes	26,748	28,868	67,872	65,351
Provision for income taxes	6,606	6,167	16,693	13,240
Net income	$20,142	$22,701	$51,179	$52,111
Earnings per common share:
Basic	$0.23	$0.26	$0.58	$0.59
Diluted	0.23	0.26	0.57	0.59
Weighted average common shares outstanding:
Basic	89,033,463	88,795,270	88,944,569	88,016,190
Diluted	89,319,611	88,971,210	89,241,470	88,253,361
Dividends paid per common share	$0.135	$0.135	$0.405	$0.405

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Net income	$20,142	$22,701	$51,179	$52,111

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	26,518	(18,842)	17,065	(22,209)
Income tax (expense) benefit	(6,089)	4,416	(3,823)	5,421
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	20,429	(14,426)	13,242	(16,788)

Cash flow hedges:
Change in fair value of cash flow hedges	3,186	(3,831)	(1,215)	(5,260)
Income tax (expense) benefit	(814)	1,012	238	1,384
Net change in fair value of cash flow hedges, net of taxes	2,372	(2,819)	(977)	(3,876)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(1,090)	(2,513)	(3,296)	(1,446)
Income tax (expense) benefit	279	653	844	376
Net reclassification adjustment for change in fair value of cash flow hedges	(811)	(1,860)	(2,452)	(1,070)

Net change in fair value of cash flow hedges	3,183	$(959)	1,475	$(2,806)

Other comprehensive gain (loss), net of taxes	23,612	(15,385)	14,717	(19,594)

Comprehensive income	$43,754	$7,316	$65,896	$32,517

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2024	$970	$904,775	$445,560	$(61,693)	$(91,132)	$1,198,480
Net income	—	—	20,142	—	—	$20,142
Other comprehensive income (loss)	—	—	—	23,612	—	$23,612
Common stock dividends of $0.135 per share	—	—	(12,028)	—	—	$(12,028)
Restricted stock awards issued, net of awards surrendered	—	(4,147)	—	—	3,488	$(659)
Compensation under recognition and retention plans	—	934	(119)	—	—	$815
Balance at September 30, 2024	$970	$901,562	$453,555	$(38,081)	$(87,644)	$1,230,362

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2023	$970	$905,084	$417,328	$(66,156)	$(94,918)	$1,162,308
Net income	—	—	22,701	—	—	22,701
Other comprehensive income (loss)	—	—	—	(15,385)	—	(15,385)
Common stock dividends of $0.135 per share	—	—	(11,990)	—	—	(11,990)
Restricted stock awards issued, net of awards surrendered	—	(4,725)	—	—	4,047	(678)
Compensation under recognition and retention plan	—	1,017	(102)	—	—	915
Balance at September 30, 2023	$970	$901,376	$427,937	$(81,541)	$(90,871)	$1,157,871
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net income	—	—	51,179	—	—	51,179
Other comprehensive income (loss)	—	—	—	14,717	—	14,717
Common stock dividends of $0.405 per share	—	—	(36,030)	—	—	(36,030)
Restricted stock awards issued, net of awards surrendered	—	(3,924)	—	—	3,265	(659)
Compensation under recognition and retention plans	—	2,827	(316)	—	—	2,511
Balance at September 30, 2024	$970	$901,562	$453,555	$(38,081)	$(87,644)	$1,230,362

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$992,125
Net Income	—	—	52,111	—	—	52,111
PCSB acquisition	118	167,212	—	—	—	167,330
Other comprehensive income (loss)	—	—	—	(19,594)	—	(19,594)
Common stock dividends of $0.405 per share	—	—	(35,929)	—	—	(35,929)
Restricted stock awards issued, net of awards surrendered	—	(4,733)	—	—	4,002	(731)
Compensation under recognition and retention plans	—	2,823	(264)	—	—	2,559
Balance at September 30, 2023	$970	$901,376	$427,937	$(81,541)	$(90,871)	$1,157,871

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
Cash flows from operating activities:
Net income	$51,179	$52,111
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	17,607	34,432
Deferred income tax (benefit) expense	1,696	8,198
Depreciation of premises and equipment	6,012	6,030
Accretion of investment securities premiums and discounts, net	(4,423)	(6,750)
(Accretion) amortization of premiums and discounts and deferred loan and lease origination costs, net	(5,008)	3,181
Amortization of identified intangible assets	5,045	5,875
Amortization of debt issuance costs	75	75
Amortization (accretion) of acquisition fair value adjustments, net	1,036	(7,850)
Gain on investment securities, net	—	(1,704)
Gain on sales of loans and leases held-for-sale	(545)	(2,171)
Write-down of other repossessed assets	297	166
Compensation under recognition and retention plans	2,511	2,558
Net change in:
Cash surrender value of bank-owned life insurance	(1,501)	(784)
Other assets	29,012	(53,745)
Accrued expenses and other liabilities	(41,525)	37,842
Net cash provided from operating activities	61,468	77,464

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	229,981
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	152,554	242,814
Purchases of investment securities available-for-sale	(69,856)	(330,788)
Proceeds from redemption/sales of restricted equity securities	21,434	40,534
Purchase of restricted equity securities	(26,514)	(30,685)
Proceeds from sales of loans and leases held-for-investment, net	79,132	184,047
Net increase in loans and leases	(205,845)	(628,249)
Acquisitions, net of cash and cash equivalents acquired	—	(80,209)
Purchase of premises and equipment, net	(3,173)	(10,695)
Proceeds from sales of other repossessed assets	1,161	1,078
Net cash used for investing activities	(51,107)	(382,172)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(44,513)	(315,009)
Increase in certificates of deposit and brokered deposits	227,858	790,535
Proceeds from FHLB advances	1,287,100	4,651,000
Repayment of FHLB advances	(1,165,439)	(5,042,625)
(Decrease) increase in other borrowed funds, net	(1,005)	40,827
Decrease in mortgagors' escrow accounts, net	(2,783)	(5,339)
Payment of dividends on common stock	(36,030)	(35,929)
Payment of income taxes for shares withheld in share based activity	(687)	(710)
Net cash provided from financing activities	264,501	82,750
Net increase (decrease) in cash and cash equivalents	274,862	(221,958)
Cash and cash equivalents at beginning of period	133,027	382,959
Cash and cash equivalents at end of period	$407,889	$161,001

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$218,897	$166,039
Income taxes	10,180	8,437
Non-cash investing activities:
Transfer from loans to other repossessed assets	$1,343	$1,135
Acquisition of PCSB Financial Corporation:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$1,931,528
Fair value of liabilities assumed	—	1,676,110
Common stock issued	—	118

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp., Eastern Funding and First Ipswich Insurance Agency, operates 28 full-service banking offices in the Greater Boston metropolitan area with three additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 22 full-service banking offices in the greater Providence, Rhode Island area. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$198,129	$908	$15,821	$183,216
GSE CMOs	63,498	86	4,719	58,865
GSE MBSs	172,586	253	13,072	159,767
Municipal obligations	17,353	213	71	17,495
Corporate debt obligations	12,109	119	562	11,666
U.S. Treasury bonds	441,801	1,855	19,771	423,885
Foreign government obligations	500	—	3	497
Total investment securities available-for-sale	$905,976	$3,434	$54,019	$855,391

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$220,604	$517	$19,994	$201,127
GSE CMOs	66,463	33	4,879	61,617
GSE MBSs	186,614	62	16,679	169,997
Municipal obligations	18,785	184	47	18,922
Corporate debt obligations	20,521	82	887	19,716
U.S. Treasury bonds	470,764	423	26,450	444,737
Foreign government obligations	500	—	15	485
Total investment securities available-for-sale	$984,251	$1,301	$68,951	$916,601
As of September 30, 2024, the fair value of all investment securities available-for-sale was $855.4 million, with net unrealized losses of $50.6 million, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of September 30, 2024, $565.1 million, or 66.1% of the portfolio, had gross unrealized losses of $54.0 million, compared to $717.2 million, or 77.8% of the portfolio, with gross unrealized losses of $69.0 million as of December 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of September 30, 2024 and December 31, 2023, the Company held no securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of September 30, 2024 and December 31, 2023, respectively, $796.0 million and $791.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks had no outstanding FRB borrowings as of September 30, 2024 and December 31, 2023.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.1 million, as of September 30, 2024 and December 31, 2023.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2024 and 2023.
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2024 and December 31, 2023 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$—	$—	$111,159	$15,821	$111,159	$15,821
GSE CMOs	—	—	53,441	4,719	53,441	4,719
GSE MBSs	4,030	68	115,449	13,004	119,479	13,072
Municipal obligations	—	—	3,833	71	3,833	71
Corporate debt obligations	—	—	9,234	562	9,234	562
U.S. Treasury bonds	—	—	267,415	19,771	267,415	19,771
Foreign government obligations	—	—	497	3	497	3
Temporarily impaired investment securities available-for-sale	4,030	68	561,028	53,951	565,058	54,019
Total temporarily impaired investment securities	$4,030	$68	$561,028	$53,951	$565,058	$54,019

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,964	$12	$121,993	$19,982	$132,957	$19,994
GSE CMOs	42,057	3,547	14,571	1,332	56,628	4,879
GSE MBSs	34,317	561	122,367	16,118	156,684	16,679
Municipal obligations	3,859	47	—	—	3,859	47
Corporate debt obligations	10,911	810	6,427	77	17,338	887
U.S. Treasury bonds	117,132	676	232,074	25,774	349,206	26,450
Foreign government obligations	—	—	485	15	485	15
Temporarily impaired investment securities available-for-sale	219,240	5,653	497,917	63,298	717,157	68,951
Total temporarily impaired investment securities	$219,240	$5,653	$497,917	$63,298	$717,157	$68,951

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2024. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of September 30, 2024. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of September 30, 2024, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $33.8 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $33.9 million as of December 31, 2023.
All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. Therefore, despite unrealized losses in some of the securities within the portfolio, management has determined that the investment securities are not impaired. See discussion on the portfolio below.
As of September 30, 2024, the Company owned 38 GSE debentures with a total fair value of $183.2 million, and a net unrealized loss of $14.9 million. As of December 31, 2023, the Company held 43 GSE debentures with a total fair value of $201.1 million, with a net unrealized loss of $19.5 million. As of September 30, 2024, 19 of the 38 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 27 of the 43 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2024, the Company did not purchase any GSE debentures compared to the same period in 2023 when the Company purchase $9.7 million GSE debentures.
As of September 30, 2024, the Company owned 59 GSE CMOs with a total fair value of $58.9 million and a net unrealized loss of $4.6 million. As of December 31, 2023, the Company held 60 GSE CMOs with a total fair value of $61.6 million with a net unrealized loss of $4.8 million. As of September 30, 2024, 55 of the 59 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 57 of the 60 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2024 and 2023, the Company did not purchase any GSE CMOs.
As of September 30, 2024, the Company owned 143 GSE MBSs with a total fair value of $159.8 million and a net unrealized loss of $12.8 million. As of December 31, 2023, the Company held 146 GSE MBSs with a total fair value of $170.0 million with a net unrealized loss of $16.6 million. As of September 30, 2024, 84 of the 143 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 125 of the 146 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2024 the Company purchase $4.1 million GSE MBSs compared to the same period in 2023 when the Company purchased $39.4 million of GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of September 30, 2024, the Company owned 42 municipal obligation securities with a total fair value of $17.5 million and a net unrealized gain of $0.1 million. As of December 31, 2023, the Company owned 44 municipal obligation securities with a total fair value of $18.9 million and a net unrealized gain of $0.1 million. As of September 30, 2024, 6 of the 42 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 6 of the 44 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2024, the Company purchased $7.3 million of municipal securities compared to the same period in 2023 when the Company purchased $9.0 million of municipal securities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of September 30, 2024, the Company held 5 corporate obligation securities with a total fair value of $11.7 million and a net unrealized loss of $0.4 million. As of December 31, 2023, the Company held 11 corporate obligation securities with a total fair value of $19.7 million and a net unrealized loss of $0.8 million. As of September 30, 2024, 3 of the 5 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 9 of the 11 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2024 and 2023, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2024, the Company owned 59 U.S. Treasury bonds with a total fair value of $423.9 million and a net unrealized loss of $17.9 million. As of December 31, 2023, the Company held 66 U.S. Treasury bonds with a total fair value of $444.7 million and a net unrealized loss of $26.0 million. As of September 30, 2024, 36 of the 59 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 53 of the 66 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2024, the Company purchased $58.4 million of U.S. Treasury bonds, compared to the same period in 2023 when the Company purchased $272.7 million U.S. Treasury bonds.
Foreign Government Obligations
As of September 30, 2024 and December 31, 2023, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2024 and December 31, 2023, respectively, the security was in an unrealized loss position. During the nine months ended September 30, 2024 and 2023, the Company did not purchase any foreign government obligations.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2024			At December 31, 2023
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$54,675	$54,757	3.99%	$141,989	$141,340	4.27%
After 1 year through 5 years	417,861	409,646	3.08%	342,525	332,734	3.15%
After 5 years through 10 years	213,764	189,940	1.68%	268,182	233,059	1.69%
Over 10 years	219,676	201,048	3.31%	231,555	209,468	3.35%
	$905,976	$855,391	2.88%	$984,251	$916,601	3.00%
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
As of September 30, 2024, issuers of debt securities with an estimated fair value of $123.7 million had the right to call or prepay the obligations. Of the $123.7 million, approximately $4.9 million matures in less then 1 year, $68.0 million matures in 1-5 years, $42.8 million matures in 6-10 years, and $8.0 million matures after ten years. As of December 31, 2023, issuers of debt securities with an estimated fair value of approximately $122.0 million had the right to call or prepay the obligations. Of the $122.0 million, approximately $6.4 million matures in less then 1 year, $59.7 million matures in 1-5 years, $48.0 million matures in 6-10 years, and $7.9 million matures after ten years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Security Sales
The Company did not sell any investment securities available-for-sale during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 where the proceeds from the sale of investment securities available-for-sale were $230.0 million. Securities sales executed during the nine months ended 2023 were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio.

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

(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2024		At December 31, 2023
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$4,056,018	5.54%	$4,047,288	5.47%
Multi-family mortgage	1,398,348	5.22%	1,415,191	5.14%
Construction	324,924	7.13%	302,050	6.86%
Total commercial real estate loans	5,779,290	5.55%	5,764,529	5.46%
Commercial loans and leases:
Commercial	1,082,959	6.72%	984,441	6.83%
Equipment financing	1,324,660	8.16%	1,370,648	7.76%
Condominium association	45,419	5.36%	44,579	5.05%
Total commercial loans and leases	2,453,038	7.47%	2,399,668	7.33%
Consumer loans:
Residential mortgage	1,098,435	4.66%	1,082,804	4.41%
Home equity	366,880	7.67%	344,182	8.03%
Other consumer	57,593	7.19%	50,406	7.68%
Total consumer loans	1,522,908	5.48%	1,477,392	5.36%
Total loans and leases	$9,755,236	6.01%	$9,641,589	5.91%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $39.7 million and $39.1 million at September 30, 2024 and December 31, 2023, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(21.9) million and $(29.0) million as of September 30, 2024 and December 31, 2023, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 29.6% of which is in the Greater New York and New Jersey metropolitan area and 70.4% of which is in other areas in the U.S. as of September 30, 2024.
Loans and Leases Pledged as Collateral
As of September 30, 2024 and December 31, 2023, there were $3.6 billion and $3.5 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of September 30, 2024 and December 31, 2023.

(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750
Charge-offs	—	(4,164)	(19)	(4,183)
Recoveries	—	367	8	375
Provision (credit) for loan and lease losses excluding unfunded commitments	(6,971)	16,632	(287)	9,374
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

	Three Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817
Charge-offs	—	(11,047)	(29)	(11,076)
Recoveries	3	89	10	102
Provision (credit) for loan and lease losses excluding unfunded commitments	(5,524)	8,829	933	4,238
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

	Nine Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(13,933)	(38)	(18,396)
Recoveries	—	1,086	34	1,120
Provision (credit) for loan and lease losses excluding unfunded commitments	(1,804)	29,511	(637)	27,070
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(13,475)	(38)	(13,513)
Recoveries	15	951	25	991
Provision (credit) for loan and lease losses excluding unfunded commitments	10,611	19,425	3,085	33,121
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

The ACL for unfunded credit commitments was $6.9 million, and $19.8 million at September 30, 2024 and December 31, 2023, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(6,971)	$(5,524)	$(1,804)	$10,611
Commercial	16,632	8,829	29,511	19,425
Consumer	(287)	933	(637)	3,085
Total (credit) provision for loan and lease losses	9,374	4,238	27,070	33,121
Unfunded commitments	(4,542)	(1,291)	(9,208)	896
Investment securities available-for-sale	(172)	84	(255)	415
Total provision (credit) for credit losses	$4,660	$3,031	$17,607	$34,432
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at September 30, 2024 reflect the immediate and longer-term effects of a higher interest rate environment and inflationary conditions compared to recent history.
As of September 30, 2024, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative factors were applied to capture specific risks in several sub-segments of the portfolio determined to have potential incremental risk relative to the model’s results (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. These adjustments included both positive and negative adjustments and were applied to five different sub-segments with a total impact of $23.2 million at September 30, 2024. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses was $102.2 million as of September 30, 2024 and $108.4 million as of December 31, 2023.
The specific allowance for loan and lease losses was $25.1 million as of September 30, 2024, compared to $9.1 million as of December 31, 2023. The specific allowance increased $16.0 million during the nine months ended September 30, 2024, primarily due to specific reserve increases totaling $11.5 million for equipment financing loans, $3.0 million for commercial real estate loans, and $1.5 million for consumer and industrial loans.
As of September 30, 2024, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2024.

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$130,224	$396,414	$663,758	$761,122	$373,649	$1,534,293	$61,039	$15,766	$3,936,265
OAEM	—	—	22,014	3,032	3,233	43,049	—	417	71,745

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Substandard	—	—	4,239	5,416	—	38,353	—	—	48,008
Total	130,224	396,414	690,011	769,570	376,882	1,615,695	61,039	16,183	4,056,018
Current-period gross writeoffs	—	—	—	—	—	4,426	—	—	4,426
Multi-Family Mortgage
Pass	29,684	69,644	237,228	246,536	153,940	586,689	6,456	36,511	1,366,688
OAEM	—	—	11,611	—	—	3,951	—	—	15,562
Substandard	—	—	—	—	—	16,098	—	—	16,098
Total	29,684	69,644	248,839	246,536	153,940	606,738	6,456	36,511	1,398,348
Construction
Pass	2,588	47,546	190,533	36,795	1,649	226	23,487	—	302,824
OAEM	—	—	7,760	—	—	—	—	—	7,760
Substandard	—	—	2,863	11,477	—	—	—	—	14,340
Total	2,588	47,546	201,156	48,272	1,649	226	23,487	—	324,924
Commercial
Pass	90,113	240,093	130,084	111,369	31,422	82,956	365,926	6,553	1,058,516
OAEM	—	—	—	657	1,350	284	4,961	84	7,336
Substandard	—	4	—	399	96	12,450	2,994	312	16,255
Doubtful	—	—	—	—	—	2	—	850	852
Total	90,113	240,097	130,084	112,425	32,868	95,692	373,881	7,799	1,082,959
Current-period gross writeoffs	—	—	5,610	13	—	582	—	—	6,205
Equipment Financing
Pass	220,596	384,871	311,013	161,149	93,823	99,919	3,185	5,234	1,279,790
OAEM	—	—	1,666	986	—	1	—	—	2,653
Substandard	—	7,642	15,883	3,277	839	3,031	—	11,530	42,202
Doubtful	—	—	—	—	—	15	—	—	15
Total	220,596	392,513	328,562	165,412	94,662	102,966	3,185	16,764	1,324,660
Current-period gross writeoffs	282	1,891	4,937	1,669	1,090	1,614	—	—	11,483
Condominium Association
Pass	2,339	9,837	6,840	7,919	5,875	9,685	2,801	123	45,419

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	2,339	9,837	6,840	7,919	5,875	9,685	2,801	123	45,419
Other Consumer
Pass	389	205	112	704	—	2,057	54,119	6	57,592
Substandard	—	—	—	—	—	—	—	1	1
Total	389	205	112	704	—	2,057	54,119	7	57,593
Current-period gross writeoffs	8	4	1	—	—	8	—	—	21
Total
Pass	475,933	1,148,610	1,539,568	1,325,594	660,358	2,315,825	517,013	64,193	8,047,094
OAEM	—	—	43,051	4,675	4,583	47,285	4,961	501	105,056
Substandard	—	7,646	22,985	20,569	935	69,932	2,994	11,843	136,904
Doubtful	—	—	—	—	—	17	—	850	867
Total	$475,933	$1,156,256	$1,605,604	$1,350,838	$665,876	$2,433,059	$524,968	$77,387	$8,289,921
As of September 30, 2024, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
For residential mortgage and home equity loans, the borrowers' credit scores contribute as a reserve metric in the retail loss rate model.

	At September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$73,379	$71,833	$160,165	$203,421	$107,950	$319,214	$5,000	$94	$941,056
661 - 700	8,931	4,430	11,703	10,769	9,384	22,692	—	—	67,909
600 and below	963	4,679	16,111	5,800	6,053	26,250	—	—	59,856
Data not available*	31	1,539	1,675	5,813	—	20,556	—	—	29,614
Total	$83,304	$82,481	$189,654	$225,803	$123,387	$388,712	$5,000	$94	$1,098,435
Home Equity
Credit Scores
Over 700	$1,644	$5,043	$3,495	$1,431	$562	$7,225	$291,756	$4,295	$315,451
661 - 700	87	508	160	39	—	608	25,648	1,021	28,071
600 and below	97	312	76	—	19	363	16,854	2,787	20,508
Data not available*	—	19	—	1	—	40	2,765	25	2,850
Total	$1,828	$5,882	$3,731	$1,471	$581	$8,236	$337,023	$8,128	$366,880
Current-period gross writeoffs	—	—	16	—	—	—	—	—	16
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2024.

	At September 30, 2024
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$6,379	$178	$12,730	$19,287	$4,036,731	$4,056,018	$1,315	$11,595	$568
Multi-family mortgage	343	—	5,119	5,462	1,392,886	1,398,348	3,359	1,751	1,507
Construction	1,755	800	11,477	14,032	310,892	324,924	11,416	—	—
Total commercial real estate loans	8,477	978	29,326	38,781	5,740,509	5,779,290	16,090	13,346	2,075
Commercial loans and leases:
Commercial	1,895	237	1,468	3,600	1,079,359	1,082,959	—	15,734	2,662
Equipment financing	7,696	2,624	30,345	40,665	1,283,995	1,324,660	—	37,223	2,287
Condominium association	—	—	—	—	45,419	45,419	—	—	—
Total commercial loans and leases	9,591	2,861	31,813	44,265	2,408,773	2,453,038	—	52,957	4,949
Consumer loans:
Residential mortgage	787	1,695	1,887	4,369	1,094,066	1,098,435	—	3,862	1,998
Home equity	1,151	101	218	1,470	365,410	366,880	1	1,076	—
Other consumer	—	1	1	2	57,591	57,593	—	1	—
Total consumer loans	1,938	1,797	2,106	5,841	1,517,067	1,522,908	1	4,939	1,998
Total loans and leases	$20,006	$5,636	$63,245	$88,887	$9,666,349	$9,755,236	$16,091	$71,242	$9,022
The Company did not recognize any interest income on nonaccrual loans for the three months ended September 30, 2024.

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

	At September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$8,147	$16,955	$13	$25,115
Collectively evaluated	67,034	29,266	5,901	102,201
Total	$75,181	$46,221	$5,914	$127,316
Loans and Leases:
Individually evaluated	$78,017	$52,107	$2,265	$132,389
Collectively evaluated	5,701,273	2,400,931	1,520,643	9,622,847
Total	$5,779,290	$2,453,038	$1,522,908	$9,755,236

	At December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$5,104	$3,947	$35	$9,086
Collectively evaluated	76,306	25,610	6,520	108,436
Total loans and leases	$81,410	$29,557	$6,555	$117,522

Loans and Leases:
Individually evaluated	$64,953	$27,083	$4,750	$96,786
Collectively evaluated	5,699,576	2,372,585	1,472,642	9,544,803
Total loans and leases	$5,764,529	$2,399,668	$1,477,392	$9,641,589

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended September 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Significant Payment Delays
C&I	2	2,551	0.24%	These loans were given principal payment deferrals for one year. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
Commercial Real Estate	1	8,284	0.20%	This loan was given a three year maturity extension with a 5.0% pay rate and 7.0% accrue rate. The financial effect was deemed "de minimis."
Home Equity	1	269	0.07%	This loan was reamortized over 30 years and extended the prior maturity date 20 years, with a reduction in rate to 6.8% fixed The financial effect was deemed "de minimis."
Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delay
C&I	1	$604	0.06%	Line of credit renewed for one year, interest only, with a reduction in rate from 10.3% variable to 7.5% fixed. The financial effect was deemed "de minimis."
Total	5	$11,708

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	1	$489	0.03%	This loan was given a 6-month maturity extensions to assist the borrower. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	$24	—%	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination
C&I	1	$268	0.02%	This loan was given 6 month maturity extensions and restructured delayed payment plans to assist the borrower. The financial effect was deemed "de minimis."
Total	4	$781

	Nine Months Ended September 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	2	$123	0.01%
One loan was given 6 months of interest only payments and 6 months added to the term of the loan and the other loan was given a 2 month deferment of payments along with 13 months added to the term of the loan. The financial effect was deemed "de minimis".

Significant Payment Delays

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

C&I	14	$15,490	1.43%
Some of these loans and letters of credit were given a two quarter (6 month) payment forbearance, while one was given a 30 month term extension, and another was given one year of payment deferrals. The financial effect was deemed "de minimis."

Combination - Maturity Extension and Significant Payment Delays
C&I	2	1,586	0.15%	These loans were given 6 month maturity extension and 6 months of interest-only payments. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
Commercial Real Estate	1	$8,284	0.20%	This loan was given a maturity extension of 3 years with a 5.0% pay rate and 7.0% accrue rate. The financial effect was deemed "de minimis."
C&I	2	$110	0.01%	These loans were given 25 month extensions, and reductions in their stated interest rates of 7.5%. The financial effect was deemed "de minimis."
Home Equity	1	$269	0.07%	This loan was reamortized over 30 years and extended the prior maturity date 20 years, with a reduction in rate to 6.8% fixed. The financial effect was deemed "de minimis."
Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delay

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

C&I	1	$604		0.06%	Line of credit renewed for one year, interest only, with a reduction in rate from 10.3% variable to 7.5% fixed. The financial effect was deemed "de minimis."
Total	23	$26,466

	Nine Months Ended September 30, 2023
	Number of Loans	Amortized Cost		% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	11	$14,111		0.96%	All 11 loans were given 6 month maturity extensions to assist borrowers. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	24	0	0	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination
C&I	4	979		0.07%	All 4 loans were given 6 month maturity extensions and restructured delayed payment plans to assist borrowers. The financial effect was deemed "de minimis."

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Total	17	$15,114
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended September 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$11,708	—	—	—	—	—	—

	Three Months Ended September 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$781	$—	$—	$—	$—	$—	$5,295

	Nine Months Ended September 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$26,379	60,862	27,031	—	—	—	—

	Nine Months Ended September 30, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified	Paid Off	Charged Off
	(In thousands)
Total Modifications	$15,114	$—	$—	$—	$—	$—	$5,295
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2024	At December 31, 2023
	(In Thousands)
Goodwill	$241,222	$160,427
Additions	—	80,795
Balance at end of period	241,222	241,222
Other intangible assets, net accumulated amortization:
Core deposits	18,073	23,118
Trade name	1,089	1,089
Total other intangible assets	19,162	24,207
Total goodwill and other intangible assets	$260,384	$265,429

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 5.2 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2024	$1,700
Year ending:
2025	5,563
2026	4,324
2027	3,243
2028	2,162
2029	1,081
Thereafter	—
Total	$18,073
(7) Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2024 and 2023, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2024	$(59,733)	$(3,289)	$1,329	$(61,693)
Other comprehensive income (loss)	20,429	2,372	—	22,801
Reclassification adjustment for (income) expense recognized in earnings	—	811	—	811
Balance at September 30, 2024	$(39,304)	$(106)	$1,329	$(38,081)

	Three Months Ended September 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2023	$(62,554)	$(4,090)	$488	$(66,156)
Other comprehensive income (loss)	(14,426)	(2,819)	—	(17,245)
Reclassification adjustment for (income) expense recognized in earnings	—	1,860	—	1,860
Balance at September 30, 2023	$(76,980)	$(5,049)	$488	$(81,541)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	13,242	(977)	—	12,265
Reclassification adjustment for (income) expense recognized in earnings	—	2,452	—	2,452
Balance at September 30, 2024	$(39,304)	$(106)	$1,329	$(38,081)

	Nine Months Ended September 30, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,192)	$(2,243)	$488	$(61,947)
Other comprehensive income (loss)	(16,788)	(3,876)	—	(20,664)
Reclassification adjustment for (income) expense recognized in earnings	—	1,070	—	1,070
Balance at September 30, 2023	$(76,980)	$(5,049)	$488	$(81,541)
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

At September 30, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.2	5.15%	3.39%	$(477)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.90	5.35%	3.39%	$(2,608)
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	150	$141	$64	$182	$118	$1,182,197	$1,182,702	$48,297
Pay fixed, receive variable	150	141	64	182	118	1,182,197	1,182,702	48,297
Risk participation-out agreements	67	33,331	5,895	52,402	30,338	409,061	531,027	1,095
Risk participation-in agreements	10	—	—	26,204	25,573	51,012	102,789	282

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$5,341	$—	$—	$—	$—	$5,341	$289
Sells foreign currency, buys U.S. currency	19	4,901	—	—	—	—	4,901	335

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	153	$69,135	$156,567	$66,330	$244,615	$1,196,551	$1,733,198	$80,118
Pay fixed, receive variable	153	69,135	156,567	66,330	244,615	1,196,551	1,733,198	80,118
Risk participation-out agreements	67	22,979	33,409	6,038	64,875	415,086	542,387	1,238
Risk participation-in agreements	9	—	—	23,155	3,577	73,581	100,313	310

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$3,262	$—	$—	$—	$—	$3,262	$139
Sells foreign currency, buys U.S. currency	28	3,895	—	—	—	—	3,895	132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $1.4 million and $1.2 million in the normal course of business as of September 30, 2024 and December 31, 2023, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	$77,986	$—	$77,986	$—	$—	$77,986
Risk participation-out agreements	1,095	—	1,095	—	—	1,095
Foreign exchange contracts	335	—	335	—	—	335
Total	$79,416	$—	$79,416	$—	$—	$79,416

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$477	$—	$477	$—	$—	$477
Derivatives not designated as hedging instruments:
Loan level derivatives	$77,986	$—	$77,986	$—	$1,440	$76,546
Risk participation-in agreements	282	—	282	—	—	282
Foreign exchange contracts	289	—	289	—	—	289
Total	$79,034	$—	$79,034	$—	$1,440	$77,594

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$234	$—	$234	$—	$—	$234
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$—	$—	$99,876
Risk participation-out agreements	1,238	—	1,238	—	—	1,238
Foreign exchange contracts	139	—	139	—	—	139
Total	$101,487	$—	$101,487	$—	$—	$101,487

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,842	$—	$2,842	$—	$—	$2,842
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$20,353	$61,153	$18,370
Risk participation-in agreements	310	—	310	—	—	310
Foreign exchange contracts	132	—	132	—	—	132
Total	$103,160	$—	$103,160	$20,353	$61,153	$21,654
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

	Fair Value
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(Dollars in Thousands)
Derivatives designated as hedges	$(477)	$(7,206)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(107)	$(5,049)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(3,296)	$(2,513)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of September 30, 2024, the Company had one active equity plan: the 2021 Plan. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Plan, and no further shares will be granted as awards under the 2014 Plan.

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

During the three and nine months ended September 30, 2024 and September 30, 2023, 432,279 and 449,265 shares were issued, respectively, upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.9 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. Total expense for the Plans was $2.8 million for both the nine months ended September 30, 2024 and 2023, respectively.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2024		September 30, 2023
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$20,142	$20,142	$22,701	$22,701

Denominator:
Weighted average shares outstanding	89,033,463	89,033,463	88,795,270	88,795,270
Effect of dilutive securities	—	286,148	—	175,940
Adjusted weighted average shares outstanding	89,033,463	89,319,611	88,795,270	88,971,210

EPS	$0.23	$0.23	$0.26	$0.26

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$51,179	$51,179	$52,111	$52,111

Denominator:
Weighted average shares outstanding	88,944,569	88,944,569	88,016,190	88,016,190
Effect of dilutive securities	—	296,901	—	237,171
Adjusted weighted average shares outstanding	88,944,569	89,241,470	88,016,190	88,253,361

EPS	$0.58	$0.57	$0.59	$0.59
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2024 and September 30, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$183,216	$—	$183,216
GSE CMOs	—	58,865	—	58,865
GSE MBSs	—	159,767	—	159,767
Municipal obligations	—	3,346	14,149	17,495
Corporate debt obligations	—	9,233	2,433	11,666
U.S. Treasury bonds	—	423,885	—	423,885
Foreign government obligations	—	497	—	497
Total investment securities available-for-sale	$—	$838,809	$16,582	$855,391
Assets:
Interest rate derivatives	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Loan level derivatives	—	77,986	—	77,986
Risk participation-out agreements	—	1,095	—	1,095
Foreign exchange contracts	—	335	—	335
Liabilities:
Interest rate derivatives	$—	$477	$—	$477
Derivatives not designated as hedging instruments:
Loan level derivatives	—	77,986	—	77,986
Risk participation-in agreements	—	282	—	282
Foreign exchange contracts	—	289	—	289

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$201,127	$—	$201,127
GSE CMOs	—	61,617	—	61,617
GSE MBSs	—	169,997	—	169,997
Municipal obligations	—	3,398	15,524	18,922
Corporate debt obligations	—	17,337	2,379	19,716
U.S. Treasury bonds	—	444,737	—	444,737
Foreign government obligations	—	485	—	485
Total investment securities available-for-sale	$—	$898,698	$17,903	$916,601
Interest rate derivatives	—	234	—	234
Loan level derivatives	—	99,876	—	99,876
Risk participation-out agreements	—	1,238	—	1,238
Foreign exchange contracts	—	139	—	139
Liabilities:
Interest rate derivatives	$—	$2,842	$—	$2,842
Loan level derivatives	—	99,876	—	99,876
Risk participation-in agreements	—	310	—	310
Foreign exchange contracts	—	132	—	132
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt obligations, municipal obligations and trust preferred securities, all of which are included in Level 2. As of September 30, 2024, $16.6 million of investment securities available-for-sale are included in Level 3 within the investment portfolio. The composition of these assets are primarily composed of subordinated debt of local banks and private placement municipal securities. Of these securities, approximately $14.1 million are private placement municipal Bond Anticipation Notes. As of December 31, 2023, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at September 30, 2024 and December 31, 2023, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
September 30, 2024
Assets
Municipal obligations	$14,149	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.07%	2.02%
Corporate debt obligations	2,433	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Nine Months Ended September 30, 2024
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$15,524	$2,379
Purchases	7,308	—
Unrealized gains (losses) included in comprehensive income	32	37
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(8,715)	17
Ending balance	$14,149	$2,433

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$27,918	$27,918
OREO	—	—	780	780
Repossessed assets	—	799	—	799
Total assets measured at fair value on a non-recurring basis	$—	$799	$28,698	$29,497

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$16,720	$16,720
OREO	—	—	780	780
Repossessed assets	—	914	—	914
Total assets measured at fair value on a non-recurring basis	$—	$914	$17,500	$18,414
Collateral-Dependent Impaired Loans and Leases
For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.
OREO
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

	Fair Value		Valuation Technique
	At September 30, 2024	At December 31, 2023
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$27,918	$16,720	Appraisal of collateral (1)
Other real estate owned	780	780	Appraisal of collateral (1)
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

			Fair Value Measurements at September 30, 2024
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,627,920	$9,267,888	$—	$—	$9,267,888
Financial liabilities:
Certificates of deposits and brokered deposits	2,634,865	2,636,811	—	2,636,811	—
Borrowed funds	1,497,547	1,527,132	—	1,527,132	—

			Fair Value Measurements at December 31, 2023
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,524,067	$9,230,864	$—	$—	$9,230,864
Financial liabilities:
Certificates of deposits and brokered deposits	2,456,028	2,443,772	—	2,443,772	—
Borrowed funds	1,376,670	1,375,506	—	1,375,506	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2024	At December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$48,405	$88,435
Commercial	174,119	279,001
Residential mortgage	26,879	26,170
Unadvanced portion of loans and leases	1,072,445	1,208,553
Unused lines of credit:
Home equity	782,762	762,235
Other consumer	119,232	114,816
Other commercial	455	475
Unused letters of credit:
Financial standby letters of credit	12,837	8,221
Performance standby letters of credit	24,709	29,187
Commercial and similar letters of credit	2,311	3,278
Interest rate derivatives	225,000	225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,182,702	1,733,198
Pay fixed, receive variable	1,182,702	1,733,198
Risk participation-out agreements	531,027	542,387
Risk participation-in agreements	102,789	100,313
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	5,341	3,262
Sells foreign currency, buys U.S. currency	4,901	3,895
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

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$6,779	$6,303

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,862	$6,662
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$16,089	$14,829
Operating leases liabilities	16,089	16,496

	At September 30, 2024	At December 31, 2023
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$41,934	$30,863
Operating lease liabilities	43,266	31,998

Weighted Average Remaining Lease Term
Operating leases	9.1	8.9

Weighted Average Discount Rate
Operating leases	4.2%	4.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2024
(In Thousands)

Remainder of 2024	$2,282
Year ending:
2025	8,897
2026	8,315
2027	7,235
2028	5,670
2029	3,713
Thereafter	15,253
Total	$51,365
Less imputed interest	(8,099)
Present value of lease liability	$43,266
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Total other expenditures were $0.4 million for both the nine months ended September 30, 2024 and 2023, respectively. Total rental expense was $6.8 million and $6.3 million for the nine months ended September 30, 2024 and 2023. Total rental expense was $2.2 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding the Company’s intent, belief or expectations with respect to economic conditions, trends affecting the Company’s financial condition or results of operations, and the Company’s exposure to market, liquidity, interest-rate and credit risk.
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
As a commercially-focused financial institution with 64 full-service banking offices throughout Greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 29.6% of which is in the Greater New York and New Jersey metropolitan area and 70.4% of which is in other areas in the U.S. as of September 30, 2024. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
The competition for loans and leases and deposits remains strong, with growth and pricing influenced by the Federal Reserve's interest rate-setting actions. Management's scenario analysis of deposit sensitivity to the current rate environment and customer demand for non-depository investment alternatives suggests further deposit mix migration and increased sensitivity to interest rates.
As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer-tem interest rates, management expects the net interest margin to increase. This is due to deposit and wholesale funding costs repricing, while legacy loans do not reprice down with the same magnitude.
However, if both short- and long-term interest rates both fall, net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 40% to market rates, forecast that a parallel decrease in rates will negatively affect the Company's net interest income, net interest spread, and net interest margin. Note, while our long term historical sensitivity of deposit rates approximates 40%, more recently, deposit rate sensitivity has been much higher, which if continues in the future would have a more neutral or positive impact on the net interest income.
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
Executive Overview
Balance Sheet
Total assets increased $294.5 million, or 3.5% on an annualized basis, to $11.7 billion as of September 30, 2024 from $11.4 billion as of December 31, 2023. The increase was primarily driven by an increase in cash and cash equivalents and an increase in loans and leases, partially offset by a decrease in available-for-sale investment securities. Cash, cash equivalents and available for sale investment securities increased $213.7 million, or 27.1% on an annualized basis, to $1.3 billion as of September 30, 2024 from $1.0 billion as of December 31, 2023. This increased the Company's on balance sheet liquidity from 9.2% of total assets as of December 31, 2023 to 10.8% of total assets as of September 30, 2024.
Cash and cash equivalents increased $274.9 million, or 275.5% on an annualized basis, to $407.9 million as of September 30, 2024 from $133.0 million as of December 31, 2023.
Total investment securities decreased $61.2 million, or 8.9% on an annualized basis, to $855.4 million as of September 30, 2024 from $916.6 million as of December 31, 2023.
Total loans and leases increased $113.6 million, or 1.6% on an annualized basis, to $9.8 billion as of September 30, 2024 from $9.6 billion as of December 31, 2023. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $8.2 billion, or 84.4% of total loans and leases as of September 30, 2024, an increase of $68.1 million, or 1.1% on an annualized basis, from $8.2 billion, or 84.7% of total loans and leases as of December 31, 2023.
Total deposits increased $184.1 million, or 2.9% on an annualized basis, to $8.7 billion as of September 30, 2024 from $8.5 billion as of December 31, 2023. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.1 billion, or 69.8% of total deposits, as of September 30, 2024, an increase of $5.3 million, or 0.1% on an annualized basis, from $6.1 billion, or 71.3% of total deposits, as of December 31, 2023. Certificate of deposit balances totaled $1.8 billion, or 20.8% of total deposits as of September 30, 2024, an increase of $244.5 million, or 20.7% on an annualized basis, from $1.6 billion, or 18.4% of total deposits as of December 31, 2023. Brokered deposits totaled $815.5 million, or 9.3%

of total deposits as of September 30, 2024, a decrease of $65.7 million, or 9.9% on an annualized basis, from $881.2 million, or 10.3% of total deposits as of December 31, 2023.
Total borrowed funds increased $120.9 million, or 11.7% on an annualized basis, to $1.5 billion as of September 30, 2024 from $1.4 billion as of December 31, 2023.
Asset Quality
Nonperforming assets as of September 30, 2024 totaled $72.8 million, or 0.62% of total assets, compared to $45.3 million, or 0.40% of total assets, as of December 31, 2023. Net charge-offs for the three months ended September 30, 2024 were $3.8 million, or 0.16% of average loans and leases on an annualized basis, compared to $11.0 million, or 0.47% of average loans and leases on an annualized basis, for the three months ended September 30, 2023.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.31% as of September 30, 2024, compared to 1.22% as of December 31, 2023.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 178.71% as of September 30, 2024, compared to 269.36% as of December 31, 2023.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.42% as of September 30, 2024, compared to 10.25% as of December 31, 2023. The Company's Tier 1 leverage ratio was 9.09% as of September 30, 2024, compared to 9.02% as of December 31, 2023. As of September 30, 2024, the Company's Tier 1 risk-based capital ratio was 10.52%, compared to 10.35% as of December 31, 2023. The Company's Total risk-based capital ratio was 12.39% as of September 30, 2024, compared to 12.37% as of December 31, 2023.
The Company's ratio of stockholders' equity to total assets was 10.54% and 10.53% as of September 30, 2024 and December 31, 2023, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.50% and 8.39% as of September 30, 2024 and December 31, 2023, respectively.
Net Income
For the three months ended September 30, 2024, the Company reported net income of $20.1 million, or $0.23 per basic and diluted share, a decrease of $2.6 million, or 11.3%, from net income of $22.7 million, or $0.26 per basic and diluted share, for the three months ended September 30, 2023. This decrease in net income is primarily the result of an increase in provision for credit losses on loans of $1.9 million, a decrease in net interest income of $1.1 million, and an increase in the provision for income taxes of $0.4 million, partially offset by an increase in non-interest income of $0.8 million. Refer to “Results of Operations" below for further discussion.
For the nine months ended September 30, 2024, the Company reported net income of $51.2 million, or $0.58 and $0.57 per basic and diluted share, respectively, a decrease of $0.9 million, or 1.8%, from $52.1 million, or $0.59 per basic and diluted share for the nine months ended September 30, 2023. This decrease in net income is primarily the result of a decrease in net interest income of $11.6 million, a decrease in non-interest income of $4.9 million, and an increase in the provision for income taxes of $3.5 million, partially offset by a decrease in the provision for credit losses on loans of $16.2 million, a decrease in non-interest expense of $2.1 million, and a decrease in the provision for credit losses on investments of $0.7 million which were all elevated in 2023 due to the acquisition of PCSB. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.70% for the three months ended September 30, 2024, compared to 0.81% for the three months ended September 30, 2023. The annualized return on average stockholders' equity was 6.63% for the three months ended September 30, 2024, compared to 7.78% for the three months ended September 30, 2023.
The net interest margin was 3.07% for the three months ended September 30, 2024, down from 3.18% for the three months ended September 30, 2023. The decrease in the net interest margin is a result of an increase of 51 basis points in the Company's cost of interest-bearing liabilities to 3.67% for the three months ended September 30, 2024 from 3.16% for the three months ended September 30, 2023, partially offset by an increase in the yield on interest-earning assets of 32 basis points to 5.93% for the three months ended September 30, 2024 from 5.61% for the three months ended September 30, 2023.
The net interest margin was 3.05% for the nine months ended September 30, 2024, down from 3.27% for the nine months ended September 30, 2023. The decrease in the net interest margin is a result of an increase of 76 basis points in the Company's cost of interest bearing liabilities to 3.63% for the nine months ended September 30, 2024 from 2.87% for the nine months ended September 30, 2023, partially offset by an increase in the yield on interest-earning assets of 44 basis points to 5.84% for the nine months ended September 30, 2024 from 5.40% for the nine months ended September 30, 2023.
The Company’s net interest margin and net interest income are sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management has identified the determination of the ACL, the review of goodwill for impairment and business combinations as the Company’s most critical accounting policies.
Recent Accounting Developments
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which improves reportable segment disclosure requirements, particularly regarding a reportable segment’s expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management has determined that ASU 2023-07 does apply to the Company and is currently determining the impact as of September 30, 2024.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Management has determined that ASU 2023-09 does apply to the Company and is currently determining the impact as of September 30, 2024.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Nine Months Ended September 30,
	2024	2023
	(Dollars in Thousands)
Reported Pretax Income	$67,872	$65,351
Less:
Gains on the sale of investment securities (1)	—	1,704
Add:
Day 1 PCSB provision for credit losses	—	16,744
Merger and restructuring expense (2)	823	7,411
Operating Pretax Income	68,695	87,802
Effective tax rate	24.6%	20.3%
Provision for income taxes	16,895	17,789
Operating earnings after tax	$51,800	$70,013

Operating earnings per common share:
Basic	$0.58	$0.80
Diluted	0.58	$0.79
_______________________________________________________________________________
(1) Realized gain related to the rebalancing of the PCSB investment portfolio after acquisition.
(2) For the nine months ended September 30, 2024, merger and restructuring expense was related to a non-recurring restructuring charge due to the exit of the specialty vehicle business at Eastern Funding. For the nine months ended September 30, 2023, merger and restructuring expense was related to the acquisition of PCSB.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in Thousands)
Operating earnings	$20,142	$16,995	$14,665	$22,888	$22,701

Average total assets	$11,451,338	$11,453,394	$11,417,185	$11,271,941	$11,180,635
Less: Average goodwill and average identified intangible assets, net	261,188	262,859	264,536	266,225	268,199
Average tangible assets	$11,190,150	$11,190,535	$11,152,649	$11,005,716	$10,912,436

Return on average assets (annualized)	0.70%	0.57%	0.51%	0.81%	0.81%
Add:
Merger and restructuring expense	—%	0.02%	—%	—%	—%
Operating return on average assets (annualized)	0.70%	0.59%	0.51%	0.81%	0.81%

Return on average tangible assets (annualized)	0.72%	0.59%	0.53%	0.83%	0.83%
Add:
Merger and restructuring expense	—%	0.02%	—%	—%	—%
Operating return on average tangible assets (annualized)	0.72%	0.61%	0.53%	0.83%	0.83%

Average total stockholders' equity	$1,216,037	$1,193,385	$1,201,904	$1,170,776	$1,167,727
Less: Average goodwill and average identified intangible assets, net	261,188	262,859	264,536	266,225	268,199
Average tangible stockholders' equity	$954,849	$930,526	$937,368	$904,551	$899,528

Return on average stockholders' equity (annualized)	6.63%	5.49%	4.88%	7.82%	7.78%
Add:
Merger and restructuring expense	—%	0.21%	—%	—%	—%
Operating return on average stockholders' equity (annualized)	6.63%	5.70%	4.88%	7.82%	7.78%

Return on average tangible stockholders' equity (annualized)	8.44%	7.04%	6.26%	10.12%	10.09%
Add:
Merger and restructuring expense	—%	0.27%	—%	—%	—%
Operating return on average tangible stockholders' equity (annualized)	8.44%	7.31%	6.26%	10.12%	10.09%

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in Thousands)
Net income, as reported	$20,142	$16,372	$14,665	$22,888	$22,701

Average total assets	$11,451,338	$11,453,394	$11,417,185	$11,271,941	$11,180,635
Less: Average goodwill and average identified intangible assets, net	261,188	262,859	264,536	266,225	268,199
Average tangible assets	$11,190,150	$11,190,535	$11,152,649	$11,005,716	$10,912,436

Return on average tangible assets (annualized)	0.72%	0.59%	0.53%	0.83%	0.83%

Average total stockholders' equity	$1,216,037	$1,193,385	$1,201,904	$1,170,776	$1,167,727
Less: Average goodwill and average identified intangible assets, net	261,188	262,859	264,536	266,225	268,199
Average tangible stockholders' equity	$954,849	$930,526	$937,368	$904,551	$899,528

Return on average tangible stockholders' equity (annualized)	8.44%	7.04%	6.26%	10.12%	10.09%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in Thousands)
Total stockholders' equity	$1,230,362	$1,198,480	$1,194,231	$1,198,644	$1,157,871
Less: Goodwill and identified intangible assets, net	260,384	262,052	263,721	265,429	267,394
Tangible stockholders' equity	$969,978	$936,428	$930,510	$933,215	$890,477

Total assets	$11,676,721	$11,635,292	$11,542,731	$11,382,256	$11,180,555
Less: Goodwill and identified intangible assets, net	260,384	262,052	263,721	265,429	267,394
Tangible assets	$11,416,337	$11,373,240	$11,279,010	$11,116,827	$10,913,161

Tangible stockholders' equity to tangible assets	8.50%	8.23%	8.25%	8.39%	8.16%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in Thousands)
Tangible stockholders' equity	$969,978	$936,428	$930,510	$933,215	$890,477

Common shares issued	96,998,075	96,998,075	96,998,075	96,998,075	96,998,075
Less:
Treasury shares	7,015,843	7,373,009	7,354,399	7,354,399	7,350,981
Unvested restricted stock	883,789	713,443	749,099	749,099	780,859
Common shares outstanding	89,098,443	88,911,623	88,894,577	88,894,577	88,866,235

Tangible book value per share	$10.89	$10.53	$10.47	$10.50	$10.02

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in Thousands)
Dividends paid	$12,028	$12,001	$12,001	$11,997	$11,989

Net income, as reported	$20,142	$16,372	$14,665	$22,888	$22,701

Dividend payout ratio	59.72%	73.30%	81.83%	52.42%	52.81%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At September 30, 2024		At December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$4,056,018	41.6%	$4,047,288	42.0%
Multi-family mortgage	1,398,348	14.3%	1,415,191	14.7%
Construction	324,924	3.3%	302,050	3.1%
Total commercial real estate loans	5,779,290	59.2%	5,764,529	59.8%
Commercial loans and leases:
Commercial	1,082,959	11.1%	984,441	10.2%
Equipment financing	1,324,660	13.6%	1,370,648	14.2%
Condominium association	45,419	0.5%	44,579	0.5%
Total commercial loans and leases	2,453,038	25.2%	2,399,668	24.9%
Consumer loans:
Residential mortgage	1,098,435	11.2%	1,082,804	11.2%
Home equity	366,880	3.8%	344,182	3.6%
Other consumer	57,593	0.6%	50,406	0.5%
Total consumer loans	1,522,908	15.6%	1,477,392	15.3%
Total loans and leases	9,755,236	100.0%	9,641,589	100.0%
Allowance for loan and lease losses	(127,316)		(117,522)
Net loans and leases	$9,627,920		$9,524,067

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2024:

	At September 30, 2024	At December 31, 2023	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,779,290	$5,764,529	$14,761	0.3%
Commercial	2,453,038	2,399,668	53,370	3.0%
Consumer	1,522,908	1,477,392	45,516	4.1%
Total loans and leases	$9,755,236	$9,641,589	$113,647	1.6%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of September 30, 2024, there were five borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $335.7 million, or 2.86% of total loans and commitments, as of September 30, 2024. As of December 31, 2023, there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $259.5 million, or 2.2% of total loans and commitments, as of December 31, 2023.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 59.2% of total loans and leases outstanding as of September 30, 2024.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.4 billion), retail stores ($959.5 million), industrial properties ($855.2 million), office buildings ($776.8 million), mixed-use properties ($514.7 million), lodging services ($204.5 million), and food services ($79.4 million) as of September 30, 2024. At that date, approximately 77.8% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 16.5% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.

The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of September 30, 2024.

	At September 30, 2024
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	23.5%	23.5%
Retail stores	2.1%	14.5%	16.6%
Industrial properties	2.6%	12.2%	14.8%
Office buildings	1.2%	12.3%	13.5%
Mixed-use properties	0.8%	8.1%	8.9%
Lodging services	0.1%	3.4%	3.5%
Food Services	0.8%	0.6%	1.4%
Other	9.8%	8.0%	17.8%
Total	17.4%	82.6%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of September 30, 2024.

	At September 30, 2024
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.4%	66.4%	77.8%
New York	3.0%	13.5%	16.5%
Other	3.0%	2.7%	5.7%
Total	17.4%	82.6%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans, which represented 25.2% of total loans outstanding as of September 30, 2024.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($893.0 million), transportation services ($331.2 million), food services ($272.3 million), recreation services ($123.4 million), manufacturing ($144.4 million), retail ($157.6 million), and rental and leasing services ($88.7 million) as of September 30, 2024.
The Company provides commercial banking services to companies in its market areas. Approximately 40.6% of the commercial loans outstanding as of September 30, 2024 were made to borrowers located in New England. The remaining 59.4% of the commercial loans outstanding were made to borrowers in other areas in the U.S., primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of businesses. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB indices.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers, distributors, and owner-operated start-ups as well as existing customers that are expanding their operations. The equipment financing portfolio is composed primarily of loans to finance vended-laundry, and to a lesser degree larger industrial laundries, tow trucks, fitness, and convenience/grocery stores. Approximately 18.5% of all loans outstanding in the equipment financing divisions were made to finance assets located in the state of New York. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their 5- to 10-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 15.6% of total loans outstanding as of September 30, 2024. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2024, other consumer loans equaled $57.6 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2024, the Company had $242.8 million of total assets that were designated as criticized. This compares to $128.0 million of assets designated as criticized as of December 31, 2023. The increase of $114.8 million in criticized assets was primarily driven by increases in commercial real estate, equipment financing, construction, and multi-family relationships, and offset by a decrease in commercial relationships, for the nine months ended September 30, 2024.
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
As of September 30, 2024, the Company had nonperforming assets of $72.8 million, representing 0.62% of total assets, compared to nonperforming assets of $45.3 million, or 0.40% of total assets as of December 31, 2023. The increase of $27.5 million in nonperforming assets was primarily driven by increases of $22.2 million and $11.8 million in equipment financing and commercial loans, respectively, offset by an $8.0 million decrease in commercial real estate loans during the nine months ended September 30, 2024.
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
Past Due and Accruing
As of September 30, 2024, the Company had $16.1 million loans and leases greater than 90 days past due and accruing, compared to minimal loans as of December 31, 2023. The increase in 90 days past due and accruing loans was primarily due to one $11.5 million construction relationship, three multi-family relationships totaling $3.4 million, and three commercial real estate relationships totaling $1.3 million becoming 90 days past due.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2024	At December 31, 2023
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$11,595	$19,608
Multi-family mortgage	1,751	—
Construction	—	—
Total commercial real estate loans	13,346	19,608

Commercial	15,734	3,886
Equipment financing	37,223	14,984
Condominium association	—	—
Total commercial loans and leases	52,957	18,870

Residential mortgage	3,862	4,292
Home equity	1,076	860
Other consumer	1	—
Total consumer loans	4,939	5,152

Total nonaccrual loans and leases	71,242	43,630

Other real estate owned	780	780
Other repossessed assets	799	914
Total nonperforming assets	$72,821	$45,324

Loans and leases past due greater than 90 days and accruing	$16,091	$228
Total delinquent loans and leases 61-90 days past due	5,636	5,300
Restructured loans and leases not included in nonperforming assets	—	—

Total nonperforming loans and leases as a percentage of total loans and leases	0.73%	0.45%
Total nonperforming assets as a percentage of total assets	0.62%	0.40%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.06%	0.05%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2024, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2024 and 2023.

	At and for the Three Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750
Charge-offs	—	(4,164)	(19)	(4,183)
Recoveries	—	367	8	375
Provision (credit) for loan and lease losses	(6,971)	16,632	(287)	9,374
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

Total loans and leases	$5,779,290	$2,453,038	$1,522,908	$9,755,236
Total allowance for loan and lease losses as a percentage of total loans and leases	1.30%	1.88%	0.39%	1.31%

	At and for the Three Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2023	$84,301	$35,634	$5,882	$125,817
Charge-offs	—	(11,047)	(29)	(11,076)
Recoveries	3	89	10	102
Provision (credit) for loan and lease losses	(5,524)	8,829	933	4,238
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

Total loans and leases	$5,669,768	$2,241,375	$1,469,639	$9,380,782
Total allowance for loan and lease losses as a percentage of total loans and leases	1.39%	1.49%	0.46%	1.27%

	At and for the Nine Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(13,933)	(38)	(18,396)
Recoveries	—	1,086	34	1,120
Provision (credit) for loan and lease losses	(1,804)	29,511	(637)	27,070
Balance at September 30, 2024	$75,181	$46,221	$5,914	$127,316

Total loans and leases	$5,779,290	$2,453,038	$1,522,908	$9,755,236
Total allowance for loan and lease losses as a percentage of total loans and leases	1.30%	1.88%	0.39%	1.31%

	At and for the Nine Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	—	(13,475)	(38)	(13,513)
Recoveries	15	951	25	991
Provision (credit) for loan and lease losses	10,611	19,425	3,085	33,121
Balance at September 30, 2023	$78,780	$33,505	$6,796	$119,081

Total loans and leases	$5,669,768	$2,241,375	$1,469,639	$9,380,782
Total allowance for loan and lease losses as a percentage of total loans and leases	1.39%	1.49%	0.46%	1.27%
At September 30, 2024, the allowance for loan and lease losses increased to $127.3 million, or 1.31% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $117.5 million, or 1.22% of total loans and leases outstanding, as of December 31, 2023.
Net charge-offs in the loans and leases for the three months ended September 30, 2024 and 2023 were $3.8 million and $11.0 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2024 and 2023 were 0.16% and 0.47%, respectively. The year over year decrease in the net charge-offs was primarily due to a decrease in net charge-offs of $8.6 million in commercial loans, offset by an increase in net charge-offs of $1.5 million in equipment financing loans.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2024			At December 31, 2023
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$51,080	40.2%	41.6%	$53,633	45.7%	42.0%
Multi-family mortgage	14,957	11.7%	14.3%	16,626	14.1%	14.7%
Construction	9,144	7.2%	3.3%	11,151	9.5%	3.1%
Total commercial real estate loans	75,181	59.1%	59.2%	81,410	69.3%	59.8%
Commercial	13,472	10.6%	11.1%	15,527	13.2%	10.2%
Equipment financing	32,617	25.6%	13.6%	13,869	11.8%	14.2%
Condominium association	132	0.1%	0.5%	161	0.1%	0.5%
Total commercial loans	46,221	36.3%	25.2%	29,557	25.1%	24.9%
Residential mortgage	2,778	2.2%	11.2%	3,669	3.2%	11.2%
Home equity	2,580	2.0%	3.8%	2,255	1.9%	3.6%
Other consumer	556	0.4%	0.6%	631	0.5%	0.5%
Total consumer loans	5,914	4.6%	15.6%	6,555	5.6%	15.3%
Total	$127,316	100.0%	100.0%	$117,522	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of September 30, 2024 is appropriate.
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
Cash, cash equivalents, and investment securities increased $213.7 million, or 27.1% on an annualized basis, to $1.3 billion as of September 30, 2024, from $1.05 billion December 31, 2023. The increase was driven by an increase in cash and due from banks and short-term investments. Cash, cash equivalents, and investment securities were 10.8% of total assets as of September 30, 2024, compared to 9.2% of total assets at December 31, 2023.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$198,129	$183,216	$220,604	$201,127
GSE CMOs	63,498	58,865	66,463	61,617
GSE MBSs	172,586	159,767	186,614	169,997
Municipal obligations	17,353	17,495	18,785	18,922
Corporate debt obligations	12,109	11,666	20,521	19,716
U.S. Treasury bonds	441,801	423,885	470,764	444,737
Foreign government obligations	500	497	500	485
Total investment securities available-for-sale	$905,976	$855,391	$984,251	$916,601

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $152.6 million for the nine months ended September 30, 2024 compared to $242.8 million for the same period in 2023. For the nine months ended September 30, 2024, the Company did not sell any investment securities available-for-sale, compared to $230.0 million for the same period in 2023. For the nine months ended September 30, 2024, the Company purchased $69.9 million of investment securities available-for-sale, compared to $330.8 million for the same period in 2023.
As of September 30, 2024, the fair value of all investment securities available-for-sale was $855.4 million with $50.6 million of net unrealized losses, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of September 30, 2024, $565.1 million, or 66.1%, of the portfolio, had gross unrealized losses of $54.0 million. This compares to $717.2 million, or 77.8%, of the portfolio with gross unrealized losses of $69.0 million as of December 31, 2023. The Company's unrealized loss position increased in 2024 primarily driven by increase in current market rates.

Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of September 30, 2024, the Company owned stock in the FHLBs with a carrying value of $60.6 million, an increase of $5.1 million from $55.5 million as of December 31, 2023.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Banks' membership in the Federal Reserve System. As of September 30, 2024 and December 31, 2023, the Company owned stock in the Federal Reserve Banks with a carrying value of $21.9 million.
Other Stock—The Company invests in a small number of other restricted equity securities, primarily AFX. As of September 30, 2024, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2023.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2024			At December 31, 2023
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,681,858	19.3%	—%	$1,678,406	19.6%	—%
Interest-bearing deposits:
NOW accounts	637,374	7.3%	0.78%	661,863	7.8%	0.60%
Savings accounts	1,736,989	19.9%	2.61%	1,669,018	19.5%	2.63%
Money market accounts	2,041,185	23.4%	4.55%	2,082,810	24.4%	3.07%
Certificate of deposit accounts	1,819,353	20.8%	4.42%	1,574,855	18.4%	3.88%
Brokered deposit accounts	815,512	9.3%	4.63%	881,173	10.3%	4.36%
Total interest-bearing deposits	7,050,413	80.7%	3.70%	6,869,719	80.4%	3.08%
Total deposits	$8,732,271	100.0%	3.00%	$8,548,125	100.0%	2.48%

Total deposits increased $184.1 million to $8.7 billion as of September 30, 2024, compared to $8.5 billion as of December 31, 2023. Deposits as a percentage of total assets was 74.8% and 75.1% as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, core deposits increased $5.3 million. The ratio of core deposits to total deposits decreased to 69.8% as of September 30, 2024 from 71.3% as of December 31, 2023, primarily due to an increase in the percentage of certificate of deposit accounts.

Certificate of deposit accounts increased $244 million to $1.8 billion as of September 30, 2024, compared to $1.6 billion as of December 31, 2023. Certificate of deposit accounts increased as a percentage of total deposits to 20.8% as of September 30, 2024 from 18.4% as of December 31, 2023.

Brokered deposits decreased $65.7 million to $815.5 million as of September 30, 2024, compared to $881.2 million as of December 31, 2023. Brokered deposits decreased as a percentage of total deposits to 9.3% as of September 30, 2024 from 10.3% as of December 31, 2023. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2024				2023
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate		Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,669,092	19.2%	—%		$1,794,225	21.0%	—%
NOW accounts	639,561	7.4%	0.69%		681,929	8.0%	0.67%
Savings accounts	1,738,756	20.0%	2.77%		1,557,911	18.3%	2.26%
Money market accounts	2,038,048	23.4%	3.02%		2,177,528	25.5%	2.88%
Total core deposits	6,085,457	70.0%	1.89%	1.89%	6,211,593	72.8%	1.66%
Certificate of deposit accounts	1,768,026	20.3%	4.51%		1,444,269	16.9%	3.33%
Brokered deposit accounts	841,067	9.7%	5.23%		882,351	10.3%	5.03%
Total deposits	$8,694,550	100.0%	2.75%		$8,538,213	100.0%	2.28%

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,646,932	19.0%	—%	$1,857,429	22.2%	—%
NOW accounts	656,879	7.6%	0.71%	741,951	8.8%	0.56%
Savings accounts	1,721,518	19.9%	2.74%	1,365,541	16.3%	1.69%
Money market accounts	2,047,011	23.5%	3.06%	2,227,404	26.6%	2.52%
Total core deposits	6,072,340	70.0%	1.88%	6,192,325	73.9%	1.34%
Certificate of deposit accounts	1,697,477	19.6%	4.36%	1,394,338	16.6%	2.84%
Brokered deposit accounts	898,455	10.4%	5.23%	798,800	9.5%	4.97%
Total deposits	$8,668,272	100.0%	2.71%	$8,385,463	100.0%	1.94%

As of September 30, 2024 and December 31, 2023, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At September 30, 2024		At December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	296,174	4.63%	291,049	4.02%
Over six months through 12 months	254,273	4.66%	163,277	4.59%
Over 12 months	31,605	4.00%	29,637	3.91%
Total certificates of deposit of $250,000 or more	$582,052	4.61%	$483,963	4.21%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At September 30, 2024
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,158	$3,114	$193	$815	$6,280	72%
Uninsured	1,375	989	88	—	2,452	28%
Total	$3,533	$4,103	$281	$815	$8,732	100%
Composition	40%	47%	3%	9%	100%
The collateralized balances in the table above represent municipal deposit accounts which are covered by specific collateral and FHLB letters of credit. The remaining deposits are insured with the FDIC or via reciprocal products.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,276,427	$1,156,654	$1,285,245	$1,340,768
Maximum amount outstanding at any month-end during the period	1,497,547	1,153,424	1,497,547	1,630,102
Balance outstanding at end of period	1,497,547	1,135,068	1,497,547	1,135,068
Weighted average interest rate for the period	5.14%	4.69%	5.05%	4.64%
Weighted average interest rate at end of period	5.03%	4.55%	5.03%	4.55%
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
FHLB borrowings increased $121.8 million to $1.3 billion as of September 30, 2024 with a total capacity of $2.7 billion. As of December 31, 2023, FHLB borrowings stood at $1.2 billion with a total capacity of $2.6 billion.

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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2024	December 31, 2023
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	December 26, 2024	$4,916	$4,904
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	December 17, 2024	4,874	4,857
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	December 16, 2024	74,503	74,427
			Total	$84,293	$84,188
The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of September 30, 2024. This compares to $0.2 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of December 31, 2023.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company has access to a $30.0 million committed line of credit as of September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company did not have any borrowings on this committed line of credit.
As of September 30, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of September 30, 2024, the Company had $30.0 million borrowings on outstanding uncommitted lines of credit. This compares to no borrowings on outstanding uncommitted lines of credit as of December 31, 2023,
As of September 30, 2024, the Company had $38.3 million in interest-bearing cash on hold from dealer counterparties. This compares to $60.0 million outstanding as of December 31, 2023. This cash collateralizes the fair value of the dealer side of derivative transactions.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2024 and December 31, 2023:

	At September 30, 2024	At December 31, 2023
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,686,728	$1,733,198
Pay fixed, receive variable	1,686,728	1,733,198
Risk participation-out agreements	531,027	542,387
Risk participation-in agreements	102,789	100,313
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$5,341	$3,262
Sells foreign currency, buys U.S. currency	4,901	3,895
Fixed weighted average interest rate from the Company to counterparty	3.04%	2.96%
Floating weighted average interest rate from counterparty to the Company	5.41%	5.70%
Weighted average remaining term to maturity (in months)	69	75
Fair value:
Recognized as an asset:
Interest rate derivatives	$—	$234
Loan level derivatives	77,986	99,876
Risk participation-out agreements	1,095	1,238
Foreign exchange contracts	335	139
Recognized as a liability:
Interest rate derivatives	$477	$2,842
Loan level derivatives	77,986	99,876
Risk participation-in agreements	282	310
Foreign exchange contracts	289	132
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1.2 billion as of September 30, 2024 representing a $31.7 million increase compared to $1.2 billion at December 31, 2023. The increase for the nine months ended September 30, 2024, primarily reflects net income of $51.2 million and unrealized gain on securities available-for-sale of $13.2 million included in comprehensive income, partially offset by dividends paid by the Company of $36.0 million.
Stockholders' equity represented 10.54% of total assets as of September 30, 2024 and 10.53% of total assets as of December 31, 2023. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.50% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2024 and 8.39% as of December 31, 2023.
The dividend payout ratio was 59.72% for the three months ended September 30, 2024, compared to 52.81% for the same period in 2023.

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
Net Interest Income
Net interest income decreased $1.1 million to $83.0 million for the three months ended September 30, 2024 from $84.1 million for the three months ended September 30, 2023. This decrease reflects a $13.6 million increase in interest expense on deposits and borrowings, which is reflective of the current interest rate environment, along with a $0.3 million decrease in short term investments and restricted equity securities, and a $0.3 million decrease in interest income on debt securities primarily driven by a lower volume during the period, offset by a $13.1 million increase in interest income on loans and leases. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2024 and September 30, 2023 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2024 and September 30, 2023 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income decreased $11.6 million to $244.6 million for the nine months ended September 30, 2024 from $256.2 million for the nine months ended September 30, 2023. This overall decrease reflects a $57.0 million increase in interest expense on deposit and borrowings and a $4.3 million decrease in interest income on investment securities primarily driven by a lower volume of debt securities during the period, offset by an $49.7 million increase in interest income on loans and leases, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2024 and September 30, 2023 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2024 and September 30, 2023 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin decreased 11 basis points to 3.07% for the three months ended September 30, 2024 from 3.18% for the three months ended September 30, 2023. The Company's weighted average interest rate on loans increased to 6.17% for the three months ended September 30, 2024 from 5.84% for the three months ended September 30, 2023.
Net interest margin decreased 22 basis points to 3.05% for the nine months ended September 30, 2024 from 3.27% for the nine months ended September 30, 2023. The Company's weighted average interest rate on loans increased to 6.07% for the nine months ended September 30, 2024 from 5.62% for the nine months ended September 30, 2023.
The yield on interest-earning assets increased to 5.93% for the three months ended September 30, 2024 from 5.61% for the three months ended September 30, 2023. The increase is the result of higher yields on loans and leases. During the three months ended September 30, 2024, the Company recorded $1.3 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets, compared to $0.8 million, or 3 basis points, for the three months ended September 30, 2023.
The yield on interest-earning assets increased to 5.84% for the nine months ended September 30, 2024 from 5.40% for the nine months ended September 30, 2023. The increase is primarily due to higher yields on loans and leases. During the nine months ended September 30, 2024, the Company recorded $2.6 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $2.2 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets in the nine months ended September 30, 2023.
The cost of interest-bearing liabilities increased 51 basis points to 3.67% for the three months ended September 30, 2024 from 3.16% for the three months ended September 30, 2023. The cost of interest-bearing liabilities increased 76 basis points to 3.63% for the nine months ended September 30, 2024 from 2.87% for the nine months ended September 30, 2023. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. As a result of the Federal Reserve's rate cut in September, the Treasury yield curve has become less inverted in recent months, with shorter-term interest rates decreasing.
This trend positively impacts the Company's net interest income, net interest spread, and net interest margin. Management anticipates that the net interest margin will increase as deposit and wholesale funding costs decrease more rapidly than loan yields. If the Federal Reserve cuts rates in the near term, the net interest income and the net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2024 and September 30, 2023. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$853,924	$6,516	3.05%	$887,612	$6,840	3.08%
Restricted equity securities	75,225	1,459	7.76%	67,824	1,310	7.73%
Short-term investments	145,838	1,986	5.44%	172,483	2,390	5.54%
Total investments	1,074,987	9,961	3.71%	1,127,919	10,540	3.74%
Commercial real estate loans (2)	5,772,456	83,412	5.65%	5,667,373	78,750	5.44%
Commercial loans (2)	1,079,084	18,440	6.69%	939,492	15,295	6.38%
Equipment financing (2)	1,353,649	26,884	7.94%	1,280,033	23,331	7.29%
Consumer loans (2)	1,505,095	21,123	5.60%	1,471,985	19,237	5.21%
Total loans and leases	9,710,284	149,859	6.17%	9,358,883	136,613	5.84%
Total interest-earning assets	10,785,271	159,820	5.93%	10,486,802	147,153	5.61%
Allowance for loan and lease losses	(122,400)			(127,077)
Non-interest-earning assets	788,467			820,910
Total assets	$11,451,338			$11,180,635
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$639,561	1,115	0.69%	$681,929	1,159	0.67%
Savings accounts	1,738,756	12,098	2.77%	1,557,911	8,859	2.26%
Money market accounts	2,038,048	15,466	3.02%	2,177,528	15,785	2.88%
Certificate of deposit accounts	1,768,026	20,054	4.51%	1,444,269	12,128	3.33%
Brokered deposit accounts	841,067	11,063	5.23%	882,351	11,185	5.03%
Total interest-bearing deposits (3)	7,025,458	59,796	3.39%	6,743,988	49,116	2.89%
Advances from the FHLB	1,139,049	14,366	4.94%	954,989	11,706	4.80%
Subordinated debentures and notes	84,276	1,378	6.54%	84,134	1,378	6.55%
Other borrowed funds	53,102	1,012	7.58%	117,531	790	2.67%
Total borrowed funds	1,276,427	16,756	5.14%	1,156,654	13,874	4.69%
Total interest-bearing liabilities	8,301,885	76,552	3.67%	7,900,642	62,990	3.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,669,092			1,794,225
Other non-interest-bearing liabilities	264,324			318,041
Total liabilities	10,235,301			10,012,908
Total stockholders' equity	1,216,037			1,167,727
Total liabilities and stockholders' equity	$11,451,338			$11,180,635
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		83,268	2.26%		84,163	2.45%
Less adjustment of tax-exempt income		260			93
Net interest income		$83,008			$84,070
Net interest margin (5)			3.07%			3.18%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.74% and 2.28% in the three months ended September 30, 2024 and September 30, 2023, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$864,501	$19,953	3.08%	$971,855	$22,905	3.14%
Marketable and restricted equity securities	74,422	4,327	7.75%	74,000	4,238	7.64%
Short-term investments	140,156	5,724	5.44%	183,295	7,236	5.26%
Total investments	1,079,079	30,004	3.71%	1,229,150	34,379	3.73%
Commercial real estate loans (2)	5,763,065	246,026	5.61%	5,629,600	225,999	5.29%
Commercial loans (2)	1,058,312	53,619	6.66%	915,420	42,814	6.17%
Equipment financing (2)	1,367,380	80,034	7.80%	1,253,512	66,901	7.12%
Consumer loans (2)	1,492,213	61,392	5.49%	1,469,025	55,210	5.01%
Total loans and leases	9,680,970	441,071	6.07%	9,267,557	390,924	5.62%
Total interest-earning assets	10,760,049	471,075	5.84%	10,496,707	425,303	5.40%
Allowance for loan and lease losses	(119,745)			(121,174)
Non-interest-earning assets	797,980			819,447
Total assets	$11,438,284			$11,194,980
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$656,879	3,487	0.71%	$741,951	3,129	0.56%
Savings accounts	1,721,518	35,324	2.74%	1,365,541	17,290	1.69%
Money market accounts	2,047,011	46,940	3.06%	2,227,404	41,914	2.52%
Certificate of deposit accounts	1,697,477	55,443	4.36%	1,394,338	29,605	2.84%
Brokered deposit accounts	898,455	35,207	5.23%	798,800	29,693	4.97%
Total interest-bearing deposits (3)	7,021,340	176,401	3.36%	6,528,034	121,631	2.49%
Advances from the FHLBB	1,117,809	41,893	4.92%	1,135,845	40,524	4.70%
Subordinated debentures and notes	84,241	4,130	6.54%	84,098	4,095	6.49%
Other borrowed funds	83,195	3,353	5.38%	120,825	2,562	2.83%
Total borrowed funds	1,285,245	49,376	5.05%	1,340,768	47,181	4.64%
Total interest-bearing liabilities	8,306,585	225,777	3.63%	7,868,802	168,812	2.87%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,646,932			1,857,429
Other non-interest-bearing liabilities	280,947			301,543
Total liabilities	10,234,464			10,027,774
Total stockholders' equity	1,203,820			1,167,206
Total liabilities and stockholders' equity	$11,438,284			$11,194,980
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		245,298	2.21%		256,491	2.53%
Less adjustment of tax-exempt income		701			335
Net interest income		$244,597			$256,156
Net interest margin (5)			3.05%			3.27%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.72% and 1.94% in the nine months ended September 30, 2024 and September 30, 2023, respectively.
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

	Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(258)	$(66)	$(324)	$(2,517)	$(435)	$(2,952)
Marketable and restricted equity securities	144	5	149	25	64	89
Short-term investments	(362)	(42)	(404)	(1,751)	239	(1,512)
Total investments	(476)	(103)	(579)	(4,243)	(132)	(4,375)
Loans and leases:
Commercial real estate loans	1,513	3,149	4,662	5,639	14,388	20,027
Commercial loans and leases	2,370	775	3,145	7,161	3,644	10,805
Equipment financing	1,393	2,160	3,553	6,402	6,731	13,133
Consumer loans	529	1,357	1,886	777	5,405	6,182
Total loans	5,805	7,441	13,246	19,979	30,168	50,147
Total change in interest and dividend income	5,329	7,338	12,667	15,736	30,036	45,772
Interest expense:
Deposits:
NOW accounts	(76)	32	(44)	(392)	750	358
Savings accounts	1,100	2,139	3,239	5,330	12,704	18,034
Money market accounts	(1,053)	734	(319)	(3,561)	8,587	5,026
Certificate of deposit accounts	3,071	4,855	7,926	7,464	18,374	25,838
Brokered deposit accounts	(546)	424	(122)	3,885	1,629	5,514
Total deposits	2,496	8,184	10,680	12,726	42,044	54,770
Borrowed funds:
Advances from the FHLB	2,310	350	2,660	(601)	1,970	1,369
Subordinated debentures and notes	2	(2)	—	6	29	35
Other borrowed funds	(615)	837	222	(982)	1,773	791
Total borrowed funds	1,697	1,185	2,882	(1,577)	3,772	2,195
Total change in interest expense	4,193	9,369	13,562	11,149	45,816	56,965
Change in tax-exempt income	167	—	167	366	—	366
Change in net interest income	$969	$(2,031)	$(1,062)	$4,221	$(15,780)	$(11,559)

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$83,412	$78,749	$4,663	5.9%	$246,026	$225,998	$20,028	8.9%
Commercial loans	18,222	15,245	2,977	19.5%	53,039	42,683	10,356	24.3%
Equipment financing	26,884	23,331	3,553	15.2%	80,034	66,901	13,133	19.6%
Residential mortgage loans	13,100	11,691	1,409	12.1%	38,018	34,194	3,824	11.2%
Other consumer loans	8,023	7,545	478	6.3%	23,374	21,015	2,359	11.2%
Total interest income—loans and leases (1)	$149,641	$136,561	$13,080	9.6%	$440,491	$390,791	$49,700	12.7%
_________________________________________________________________________
(1) Change in tax-exempt income of $166 thousand and $447 thousand is excluded from the three and nine months ended tables above, respectively.
Total interest from loans and leases was $149.6 million for the three months ended September 30, 2024, and represented a yield on total loans of 6.17%. This compares to $136.6 million of interest on loans and a yield of 5.84% for the three months ended September 30, 2023. The $13.1 million increase in interest income from loans and leases was primarily due to an increase of $7.4 million in changes to interest rates, and an increase of $5.7 million in origination volume.
Interest income from loans and leases was $440.5 million for the nine months ended September 30, 2024, and represented a yield on total loans of 6.07%. This compares to $390.8 million of interest on loans and a yield of 5.62% for the nine months ended September 30, 2023. The $49.7 million increase in interest income from loans and leases was primarily attributable to an increase of $30.2 million due to the changes in interest rates and an increase of $19.5 million due to an increase in origination volume.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$6,473	$6,799	$(326)	(4.8)%	$19,831	$22,703	$(2,872)	(12.7)%
Restricted equity securities	1,458	1,310	148	11.3%	4,326	4,238	88	2.1%
Short-term investments	1,986	2,390	(404)	(16.9)%	5,724	7,236	(1,512)	(20.9)%
Total interest income—investments (1)	$9,917	$10,499	$(582)	(5.5)%	$29,881	$34,177	$(4,296)	(12.6)%
_________________________________________________________________________
(1) Change in tax-exempt income of $3 thousand and $(79) thousand is excluded from the three and nine months ended tables above, respectively.
Total interest income from investments was $9.9 million for the three months ended September 30, 2024, compared to $10.5 million for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, the yield on total investments was 3.7%. The year over year decrease in interest income on investments of $0.6 million, or 5.5%, was primarily driven by a $0.5 million decrease due to volume and a $0.1 million decrease due to rates.
Total investment income was $29.9 million and $34.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and 2023, the yield on total investments was 3.7%. The year over year decrease in interest income on investments of $4.3 million, or 12.6%, was primarily driven by a $4.2 million decrease due to volume and a $0.1 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,115	$1,159	$(44)	(3.8)%	$3,487	$3,129	$358	11.4%
Savings accounts	12,098	8,859	3,239	36.6%	35,324	17,290	18,034	104.3%
Money market accounts	15,466	15,785	(319)	(2.0)%	46,940	41,914	5,026	12.0%
Certificate of deposit accounts	20,054	12,128	7,926	65.4%	55,443	29,605	25,838	87.3%
Brokered deposit accounts	11,063	11,185	(122)	(1.1)%	35,207	29,693	5,514	18.6%
Total interest expense - deposits	59,796	49,116	10,680	21.7%	176,401	121,631	54,770	45.0%
Borrowed funds:
Advances from the FHLB	14,366	11,706	2,660	22.7%	41,893	40,524	1,369	3.4%
Subordinated debentures and notes	1,378	1,378	—	—%	4,130	4,095	35	0.9%
Other borrowed funds	1,012	790	222	28.1%	3,353	2,562	791	30.9%
Total interest expense - borrowed funds	16,756	13,874	2,882	20.8%	49,376	47,181	2,195	4.7%
Total interest expense	$76,552	$62,990	$13,562	21.5%	$225,777	$168,812	$56,965	33.7%
Deposits
For the three months ended September 30, 2024, interest expense on deposits increased $10.7 million, or 21.7%, compared to the same period in 2023. The increase in interest expense on deposits was driven by an increase of $8.2 million due to higher interest rates and an increase of $2.5 million primarily driven by the growth in volume of average certificate of deposit balances. For the three months ended September 30, 2024, the purchase accounting amortization on acquired deposits was $0.2 million and one basis point, compared to $0.3 million and one basis point for the same period in 2023.
Interest expense on deposits increased $54.8 million, or 45.0%, to $176.4 million for the nine months ended September 30, 2024 from $121.6 million for the nine months ended September 30, 2023. The increase in interest expense on deposits was driven by a $42.0 million increase due to higher interest rates and a $12.7 million increase primarily driven by the growth in volume of average certificate of deposit, savings accounts, and brokered deposit balances. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2024 was $0.8 million and one basis point, compared to $1.0 million and one basis point for the same period in 2023.
Borrowed Funds
For the three months ended September 30, 2024, interest expense on borrowed funds increased $2.9 million, or 20.8% year over year. The increase in interest expense on borrowed funds was driven by an increase of $1.7 million due to volume and an increase of $1.2 million due to borrowing rates as they increased to 5.14% for the three months ended September 30, 2024 from 4.69% for the three months ended September 30, 2023.
During the nine months ended September 30, 2024, interest paid on borrowed funds increased $2.2 million, or 4.7% year over year. The cost of borrowed funds increased to 5.05% for the nine months ended September 30, 2024 from 4.64% for the nine months ended September 30, 2023. The increase in interest expense was driven by an increase of $3.8 million due to borrowing rates offset by a decrease of $1.6 million due to volume. For the nine months ended September 30, 2024, purchase accounting amortization was $0.1 million on acquired borrowed funds compared to amortization of $0.2 million for the nine months ended September 30, 2023.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
	2024	2023			2024		2023
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(6,971)	$(5,524)	$(1,447)	26.2%	$(1,804)		$10,611	$(12,415)	(117.0)%
Commercial	16,632	8,829	7,803	88.4%	29,511		19,425	10,086	51.9%
Consumer	(287)	933	(1,220)	(130.8)%	(637)		3,085	(3,722)	(120.6)%
Total provision (credit) for loan and lease losses	9,374	4,238	5,136	121.2%	27,070		33,121	(6,051)	(18.3)%
Unfunded credit commitments	(4,542)	(1,291)	(3,251)	251.8%	(9,208)		896	(10,104)	NM
Investment securities available-for-sale	(172)	84	(256)	N/A	(255)		415	(670)	N/A
Total provision (credit) for credit losses	$4,660	$3,031	$1,629	53.7%	$17,607	$—	$34,432	$(16,825)	(48.9)%

For the three months ended September 30, 2024, the provision for credit losses increased by $1.6 million to $4.7 million compared to a provision for credit losses of $3.0 million for the three months ended September 30, 2023. The increase in the provision for credit losses for the three months ended September 30, 2024 is primarily driven by an increase in specific reserves on nonperforming credits, partially offset by improving economic forecasts.
For the nine months ended September 30, 2024, the provision for credit losses decreased $16.8 million resulting in a provision (credit) for credit and investment losses of $17.6 million. The decrease in the provision for credit losses for nine months ended September 30, 2024 is primarily driven by the lack of day one provision impact resulting from the Company's acquisition of PCSB Bank in 2023.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Deposit fees	$2,353	$3,024	$(671)	(22.2)%	$8,251	$8,547	$(296)	(3.5)%
Loan fees	464	639	(175)	(27.4)%	1,955	1,521	434	28.5%
Loan level derivative income, net	—	376	(376)	(100.0)%	543	3,112	(2,569)	(82.6)%
Gain (loss) on investment securities, net	—	—	—	N/A	—	1,704	(1,704)	(100.0)%
Gain on sales of loans and leases held-for-sale	415	225	190	84.4%	545	2,171	(1,626)	(74.9)%
Other	3,116	1,244	1,872	150.5%	7,734	6,852	882	12.9%
Total non-interest income	$6,348	$5,508	$840	15.3%	$19,028	$23,907	$(4,879)	(20.4)%
There was no loan level derivative income for the three months ended September 30, 2024, compared to $0.4 million for the same period in 2023, as there were no loan level derivative transactions completed for the three months ended September 30, 2024. Loan level derivative income decreased $2.6 million, or 82.6%, to $0.5 million for the nine months ended

September 30, 2024 from $3.1 million for the same period in 2023, driven by lower volume of loan level derivative transactions completed for the nine months ended September 30, 2024.
There was no gain (loss) on investment securities for the nine months ended September 30, 2024, compared to $1.7 million for the same period in 2023 as there were no sales of investment securities for the nine months ended September 30, 2024.
Gain on sales of loans and leases held-for-sale increased $0.2 million, or 84.4%, to $0.4 million for the three months ended September 30, 2024 from $0.2 million for the same period in 2023, driven by higher gain on sale to participants, and decreased $1.6 million, or 74.9% to $0.5 million for the nine months ended September 30, 2024 from $2.2 million for the same period in 2023, driven by lower gain on sale to participants.
Other income increased $1.9 million, or 150.5%, to $3.1 million for the three months ended September 30, 2024 from $1.2 million for the same period in 2023, primarily driven by the mark to market on interest rate swaps on loans, higher insurance commission, and an increase in foreign exchange activity. Other income increased $0.9 million, or 12.9%, to $7.7 million for the nine months ended September 30, 2024 from $6.9 million for the same period in 2023, primarily driven by higher insurance commission and wealth management fees.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Compensation and employee benefits	$35,130	$33,491	$1,639	4.9%	$106,521	$103,494	$3,027	2.9%
Occupancy	5,343	4,983	360	7.2%	16,663	15,076	1,587	10.5%
Equipment and data processing	6,831	6,766	65	1.0%	20,594	19,759	835	4.2%
Professional services	2,143	2,368	(225)	(9.5)%	5,788	5,784	4	0.1%
FDIC insurance	2,118	2,152	(34)	(1.6)%	6,027	6,005	22	0.4%
Advertising and marketing	859	1,174	(315)	(26.8)%	3,937	3,966	(29)	(0.7)%
Amortization of identified intangible assets	1,668	1,955	(287)	(14.7)%	5,045	5,875	(830)	(14.1)%
Merger and restructuring expense	—	—	—	N/A	823	7,411	(6,588)	(88.9)%
Other	3,856	4,790	(934)	(19.5)%	12,748	12,910	(162)	(1.3)%
Total non-interest expense	$57,948	$57,679	$269	0.5%	$178,146	$180,280	$(2,134)	(1.2)%
Merger and restructuring expense decreased $6.6 million, or 88.9%, to $0.8 million for the nine months ended September 30, 2024, compared to $7.4 million for the same period in 2023. Excluding merger and restructuring expense, non-interest expense increased $4.4 million to $177.3 million for the nine months ended September 30, 2024, compared to $172.9 million for the same period in 2023.
Compensation and employee benefits expense increased $1.6 million, or 4.9%, to $35.1 million for the three months ended September 30, 2024, compared to $33.5 million for the same period in 2023, and increased $3.0 million, or 2.9%, to $106.5 million for the nine months ended September 30, 2024 from $103.5 million for the same period in 2023, primarily driven by standard increases across all categories.
Occupancy expense increased $0.4 million, or 7.2%, to $5.3 million for the three months ended September 30, 2024 from $5.0 million for the same period in 2023, and increased $1.6 million, or 10.5%, to $16.7 million for the nine months ended September 30, 2024 from $15.1 million for the same period in 2023, primarily driven by higher building maintenance, rent, and leasehold improvement depreciation.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023			2024	2023
	(Dollars in Thousands)
Income before provision for income taxes	$26,748	$28,868	$(2,120)	(7.3)%	$67,872	$65,351	$2,521	3.9%
Provision (benefit) for income taxes	6,606	6,167	439	7.1%	16,693	13,240	3,453	26.1%
Net income	$20,142	$22,701	$(2,559)	(11.3)%	$51,179	$52,111	$(932)	(1.8)%
Effective tax rate	24.7%	21.4%	N/A	15.4%	24.6%	20.3%	N/A	21.2%
The Company recorded an income tax expense of $6.6 million for the three months ended September 30, 2024, compared to an income tax expense of $6.2 million for the three months ended September 30, 2023, representing effective tax rates of 24.7% and 21.4%, respectively. The increase in effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by nonrecurring items in the 2023 effective rate. The 2023 effective tax rate included energy tax credit deals in 2023 that have not reoccurred in 2024, partially offset by merger expenses relating to the acquisition of PCSB Bank.
The Company recorded an income tax expense of $16.7 million for the nine months ended September 30, 2024, compared to an income tax expense of $13.2 million for the nine months ended September 30, 2023, representing effective tax rates of 24.6% and 20.3%, respectively. The overall increase in the effective tax rate for the nine months ended September 30, 2024 is primarily driven by nonrecurring items in the 2023 effective rate. The 2023 effective tax rate included energy tax credit deals in 2023 that have not reoccurred in 2024 partially offset by merger expenses relating to the acquisition of PCSB Bank in 2023.
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
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $407.9 million, or 3.5% of the balance sheet, compared to $133.0 million, or 1.2% of the balance sheet, as of December 31, 2023. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 8% and 12% of total assets. As of September 30, 2024, cash, cash equivalents and investment securities available-for-sale totaled $1.3 billion, or 10.8% of total assets. This compares to $1.0 billion, or 9.2% of total assets, as of December 31, 2023.
Deposits, which are considered the most stable source of liquidity, totaled $8.7 billion as of September 30, 2024 and represented 85.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.5 billion, or 86.1% of total funding, as of December 31, 2023. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.1 billion as of September 30, 2024 and represented 69.8% of total deposits, compared to core deposits of $6.1 billion, or 71.3% of total deposits, as of December 31, 2023. Additionally, the Company had $815.5 million of brokered deposits as of September 30, 2024, which represented 9.3% of total deposits, compared to $881.2 million or 10.3% of total deposits, as of December 31, 2023. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.

Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.5 billion as of September 30, 2024, representing 14.6% of total funding, compared to $1.4 billion, or 13.9% of total funding, as of December 31, 2023. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of September 30, 2024, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.7 billion, compared to $2.6 billion as of December 31, 2023.
As of September 30, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of September 30, 2024 and December 31, 2023, respectively, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company had a $30.0 million committed line of credit for contingent liquidity as of September 30, 2024. As of September 30, 2024, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $350.4 million of borrowing capacity at the FRB as of September 30, 2024. As of September 30, 2024, the Company did not have any outstanding borrowings with the FRB.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2024	At December 31, 2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$48,405	$88,435
Commercial	174,119	279,001
Residential mortgage	26,879	26,170
Unadvanced portion of loans and leases	1,072,445	1,208,553
Unused lines of credit:
Home equity	782,762	762,235
Other consumer	119,232	114,816
Other commercial	455	475
Unused letters of credit:
Financial standby letters of credit	12,837	8,221
Performance standby letters of credit	24,709	29,187
Commercial and similar letters of credit	2,311	3,278
Interest rate derivatives	$225,000	$225,000
Loan level derivatives:
Receive fixed, pay variable	1,182,702	1,733,198
Pay fixed, receive variable	1,182,702	1,733,198
Risk participation-out agreements	531,027	542,387
Risk participation-in agreements	102,789	100,313
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	5,341	3,262
Sells foreign currency, buys U.S. currency	4,901	3,895

Capital Resources
As of September 30, 2024, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2024, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2024 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,014,756	10.42%	$438,234	4.50%	$681,698	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,024,547	9.09%	450,846	4.00%	450,846	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,024,547	10.52%	584,342	6.00%	827,818	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,206,062	12.39%	778,733	8.00%	1,022,086	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$580,428	10.44%	$250,184	4.50%	$389,176	7.00%	$361,378	6.50%
Tier 1 leverage capital ratio (2)	580,428	9.31%	249,378	4.00%	249,378	4.00%	311,723	5.00%
Tier 1 risk-based capital ratio (3)	580,428	10.44%	333,579	6.00%	472,571	8.50%	444,772	8.00%
Total risk-based capital ratio (4)	650,134	11.70%	444,536	8.00%	583,454	10.50%	555,670	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$290,602	10.46%	$125,020	4.50%	$194,476	7.00%	$180,584	6.50%
Tier 1 leverage capital ratio (2)	290,602	8.92%	130,315	4.00%	130,315	4.00%	162,893	5.00%
Tier 1 risk-based capital ratio (3)	290,602	10.46%	166,693	6.00%	236,149	8.50%	222,258	8.00%
Total risk-based capital ratio (4)	323,304	11.63%	222,393	8.00%	291,891	10.50%	277,991	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$195,397	13.64%	$64,464	4.50%	$100,277	7.00%	$93,114	6.50%
Tier 1 leverage capital ratio (2)	195,397	9.97%	78,394	4.00%	78,394	4.00%	97,992	5.00%
Tier 1 risk-based capital ratio (3)	195,397	13.64%	85,952	6.00%	121,765	8.50%	114,602	8.00%
Total risk-based capital ratio (4)	212,609	14.84%	114,614	8.00%	150,431	10.50%	143,268	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2024.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2024, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2024		December 31, 2023
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$16,867	4.7%	$13,318	3.9%
Up 200 basis points ramp	9,155	2.6%	7,068	2.1%
Up 100 basis points ramp	5,123	1.4%	3,389	1.0%
Down 100 basis points ramp	(3,691)	(1.0)%	(5,042)	(1.5)%
The estimated impact of a 300 basis point increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 4.7% as of September 30, 2024, compared to 3.9% as of December 31, 2023.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of September 30, 2024, the Company’s one-year cumulative gap was a negative $973.7 million, or 8.90% of total interest-earning assets, compared to a negative $521.4 million, or 4.89% of total interest-earning assets, as of December 31, 2023.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2024	At December 31, 2023
Up 300 basis points	(3.6)%	(6.3)%
Up 200 basis points	(3.0)%	(4.4)%
Up 100 basis points	(0.6)%	(2.2)%
Down 100 basis points	(1.2)%	2.1%

The Company's EVE-at-risk asset sensitivity decreased from December 31, 2023 to September 30, 2024 driven by deposit mix and loan growth.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: November 6, 2024	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)