Form 10-K
period 2024-12-31
BROOKLINE BANCORP INC
filed 2025-03-03
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2024

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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on Nasdaq, was approximately $729.0 million.
As of February 27, 2025, there were 96,998,075 and 89,104,605 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2024 FORM 10-K

Glossary of Acronyms and Terms
2014 Plan	Brookline Bancorp, Inc. 2014 Equity Incentive Plan
2021 Plan	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan
ACL	Allowance for Credit Losses
AFX	American Financial Exchange
ALCO	Asset/Liability Committee
BankRI	Bank Rhode Island
Banks	Brookline Bank, Bank Rhode Island, and PCSB Bank
BSA	Bank Secrecy Act
BHCA	Bank Holding Company Act of 1956, as amended
C&I	Commercial and industrial
CECL	Current Expected Credit Losses
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
Clarendon Private	Clarendon Private, LLC
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Commissioner	Massachusetts Commissioner of Banks
Company	Brookline Bancorp, Inc. and its subsidiaries
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCF	Discounted Cash Flow
Eastern Funding	Eastern Funding, LLC
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per Share
ESOP	Employee Stock Ownership Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank of Boston and New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	U.S generally accepted accounting principles
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
GSEs	U.S. Government-sponsored enterprises
IBORs	Interbank Offered Rates

Glossary of Acronyms and Terms (continued)
ITC	Investment tax credits
LEP	Loss emergence period
LEQ	Loan equivalency
MBSs	Mortgage-backed securities
MDOB	Massachusetts Division of Banks
NIST	National Institute of Standards and Technology
Nonqualified Plan	Nonqualified Deferred Compensation Plan
NYDFS	New York State Department of Financial Services
OAEM	Other Assets Especially Mentioned
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other Real Estate Owned
Plans	The 2014 Plan and the 2021 Plan
Program	Brookline Bancorp, Inc.'s Cybersecurity Risk Management Program
RIBD	Banking Division of the Rhode Island Department of Business Regulation
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SERPs	Supplemental Executive Retirement Plans
SOC	System and Organization Controls
SOFR	Secured Overnight Financing Rate
TILA	Truth in Lending Act
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including inflation and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; failure to complete the proposed merger with Berkshire Hills Bancorp, Inc. (“Berkshire”) or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger; failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger); certain restrictions during the pendency of the proposed merger with Berkshire that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the diversion of management’s attention from ongoing business operations and opportunities; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc., a Delaware corporation, is the holding company for Brookline Bank and its subsidiaries, BankRI and its subsidiaries, PCSB Bank and its subsidiaries, and Clarendon Private. Brookline Securities Corp, previously a subsidiary of Brookline Bancorp, Inc., was dissolved in November 2023.
Brookline Bank, headquartered in Boston, Massachusetts, has three wholly-owned subsidiaries, Longwood Securities Corp., First Ipswich Insurance Agency, and Eastern Funding, and operates 27 full-service banking offices and three lending offices in the Greater Boston metropolitan area.
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
PCSB Bank, headquartered in Yorktown Heights, New York, has one wholly-owned subsidiary, UpCounty Realty Corp., and operates 14 banking offices throughout the Lower Hudson Valley of New York.
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
Proposed Transaction
On December 16, 2024, the Company, Berkshire, and Commerce Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Berkshire formed solely to facilitate the merger (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, the Company will merge with and into Berkshire, with Berkshire as the surviving entity (collectively, the “Merger”). As a result of the Merger, the separate corporate existence of the Company will cease, and Berkshire will continue as the surviving corporation. Upon closing of the Merger, the successor company’s board of directors will be comprised of sixteen members, eight from each of the Company and Berkshire.
Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, each outstanding share of the Company’s common stock will be exchanged for the right to receive 0.42 shares of Berkshire common stock. Holders of Company common stock will receive cash in lieu of fractional shares of Berkshire common stock. As a result of the transaction and a $100 million common stock offering by Berkshire to support the transaction, Berkshire stockholders will own approximately 51%, Company stockholders will own approximately 45%, and investors in new shares will own approximately 4% of the outstanding shares of the combined company.
The Merger Agreement also provides that, immediately following the Merger, Berkshire Bank, BankRI and PCSB Bank will merge with and into Brookline Bank (the “Bank Merger”), with Brookline Bank continuing as the surviving bank. Upon closing of the Bank Merger, the successor bank’s board of directors will be comprised of sixteen members, eight from each of Berkshire Bank and Brookline Bank.
The combined company will trade on the New York Stock Exchange and will announce a new name and ticker symbol before closing. The combined bank will also operate under a new name to be announced before closing. The executive headquarters for the combined company will be located at 131 Clarendon Street in Boston, Massachusetts, with operations centers located throughout the Northeast.
The transaction is expected to close by the end of the second half of 2025, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Berkshire and Company stockholders.
Overview of Results
The loan and lease portfolio increased $137.7 million, or 1.4%, to $9.8 billion at December 31, 2024 from $9.6 billion at December 31, 2023. The Company's commercial loan portfolios, which totaled $8.2 billion, or 84.1% of total loans and leases, as of December 31, 2024, increased $58.6 million, or 0.7%, from $8.2 billion, or 84.7% of total loans and leases, as of December 31, 2023.
Total deposits increased $353.5 million, or 4.1%, to $8.9 billion at December 31, 2024 from $8.5 billion as of December 31, 2023. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 0.9% to $6.1 billion as of December 31, 2024 from $6.1 billion at December 31, 2023. The Company's core deposits were 69.1% of total deposits at December 31, 2024, a decrease from 71.3% at December 31, 2023.
The allowance for loan and lease losses increased $7.6 million, or 6.4%, to $125.1 million as of December 31, 2024 from $117.5 million as of December 31, 2023. The ratio of the allowance for loan and lease losses to total loans and leases was 1.28% as of December 31, 2024 compared to 1.22% as of December 31, 2023. Nonperforming assets as of December 31, 2024 were $70.5 million, up from $45.3 million at the end of 2023. Nonperforming assets were 0.59% and 0.40% of total assets as of December 31, 2024 and December 31, 2023, respectively.
Net interest income decreased $10.1 million, or 3.0%, to $329.6 million in 2024 compared to $339.7 million in 2023. Net interest margin decreased 18 basis points to 3.06% in 2024 from 3.24% in 2023. Net income for 2024 decreased $6.3 million, or 8.4%, to $68.7 million from $75.0 million for 2023. Basic and fully diluted earnings per common share ("EPS") decreased to

$0.77 for 2024 from $0.85 for 2023. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Market Area and Credit Risk Concentration
As of December 31, 2024, the Company, through its Banks, operated 63 full-service banking offices in Greater Boston, Massachusetts, Rhode Island and New York. The Banks' deposits are gathered from the general public, primarily in the communities in which the banking offices are located. Based on June 30, 2024, Federal Deposit Insurance Corporation ("FDIC") statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 69%, the three largest banks in Rhode Island have an aggregate deposit market share of approximately 69%, and the three largest banks in New York have an aggregate deposit market share of approximately 52%. The Banks' lending activities are concentrated primarily in the Greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire, other Rhode Island areas and the Lower Hudson Valley in New York. In addition, the Company, through Eastern Funding, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting with conservative debt service coverage and loan-to-value ratios at origination; lending to seasoned real estate owners/managers, frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. As of December 31, 2024, the largest commercial real estate relationship in the Company's portfolio was $61.3 million.
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
Because commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, fitness centers and tow truck operators. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; and limiting industry concentrations, franchisee concentrations and the duration of loan maturities. As of December 31, 2024, the largest commercial relationship in the Company's portfolio was $65.3 million.
Consumer loans. Retail customers of Brookline Bank typically live and work in the Boston metropolitan area and eastern Massachusetts. Retail customers of BankRI typically live and work throughout Rhode Island. Retail customers of PCSB Bank typically live and work throughout New York. Our consumers value personalized service, local community knowledge and engagement and the choice between branch access and technology solutions. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2024, the largest consumer relationship in the Company's portfolio was $76.5 million.

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
Personnel and Human Capital Resources
As of December 31, 2024, the Company had 951 full-time employees and 49 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
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
Access to Available Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Exchange Act, and in accordance therewith, files reports, proxy and information statements and other information with the SEC. The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Press releases are also maintained on the Company's website. Additional information for Brookline Bank, BankRI, PCSB Bank, Eastern Funding, and Clarendon Private can be found at www.brooklinebank.com, www.bankri.com, www.pcsb.com, www.easternfunding.com, and www.clarendonprivate.com, respectively. Information on the Company's and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
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
As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the FRB under the BHCA, and by the Commissioner under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank is subject to regulation, supervision and examination by the MDOB, BankRI is subject to regulation, supervision and examination by the RIBD, and PCSB Bank is subject to regulation, supervision and examination by the NYDFS.
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
The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, among other permitted activities, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, subject to certain notification requirements.
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the FRB, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the FRB, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. On July 30, 2024, the FDIC approved a notice of proposed rulemaking to amend the FDIC’s rules implementing the Change in Bank Control Act. If adopted, the proposed rule would eliminate an exemption from prior notice to the FDIC for a proposed change in control involving the acquisition of voting securities of a depository institution holding company for which the FRB reviews a notice pursuant to the Change in Bank Control Act. As a result, if the proposed rule is adopted, the acquisition of control of a bank holding company for an insured state nonmember bank would require prior notice to both the FDIC and the FRB.
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
Deposit insurance premiums are based on assets. For the year ending December 31, 2024, the Banks' FDIC insurance assessments costs were approximately $8.0 million.
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
Activities and Investments of Insured State-Chartered Banks
The FDIA generally limits the types of equity investments that FDIC-insured state-chartered member banks, such as the Banks, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the GLBA permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements. In addition, the Federal Reserve Act provides that state member banks are subject to the same restrictions with respect to purchasing, selling, underwriting, and holding of investment securities as national banks.
Brokered Deposits
The FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2024, none of the Banks had brokered deposits in excess of 10% of total assets.
Section 202 of the Economic Growth Act, which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

The Community Reinvestment Act
The CRA requires the FRB to evaluate each of the Banks with regard to their performance in helping to meet the credit needs of the communities each of the Banks serve, including low and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB's CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “satisfactory” rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of “satisfactory” on its most recent CRA examination. Massachusetts, Rhode Island and New York have adopted specific community reinvestment requirements which are substantially similar to those of the FRB. On October 23, 2023, the FDIC approved changes to its CRA regulations, maintaining the existing CRA ratings but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and service tests) with four new tests and associated performance metrics. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state trade associations jointly sued the FRB, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority in adopting revised regulations to implement the Community Reinvestment Act. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule with respect to the plaintiff trade associations while the case moves forward. The banking agencies have appealed the issuance of the injunction to the U.S. Court of Appeals for the Fifth Circuit. However, the new CRA regulations are currently expected to become effective on January 1, 2026.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. Section 106 of the Bank Holding Company Act Amendment of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service. As of and for the year ending December 31, 2024, there were no such transactions.
Enhanced Prudential Supervision
None of the Banks currently have $10 billion or more of total consolidated assets, but it is possible that one of them may in the near future. In addition, with the merger of PCSB Financial Corporation ("PCSB") with and into the Company effective January 1, 2023, the Banks, together with their affiliates, had assets exceeding $10 billion. The Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. The Banks were required to begin complying with the restrictions on interchange fees by July 1, 2024, which have negatively impacted payment network fees and is expected to continue to negatively impact future payment network fees.
In addition, Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, does not apply to an insured depository institution if it, and every company that controls it, has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets. While each Bank had total consolidated assets of less than $10 billion as of December 31, 2024, the

Company, which controls the Banks, has total consolidated assets in excess of $10 billion as of December 31, 2024. The Banks were subject to the Volcker Rule in 2023, and they remain subject to it now. However, we do not anticipate that becoming subject to the Volcker Rule will significantly impact the operations of the Company and the Banks.
Finally, Section 1025 of the Dodd-Frank Act provides that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion and any affiliate thereof. None of the Banks had, as of December 31, 2024, or has total assets of more than $10 billion.
Consumer Protection Regulation
The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the FACT Act, GLBA, TILA, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB examines the Banks for compliance with CFPB rules and enforces CFPB rules with respect to the Banks.
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
Anti-Money Laundering
The Bank Secrecy Act
Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving at least $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
Office of Foreign Assets Control
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2024, the Company did not have any transactions with sanctioned countries, nationals, and others.
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
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Inflationary pressures and increases in market interest rates may affect our results of operations and financial condition.
Inflation continued at elevated levels 2024 and may remain elevated in 2025. In response to a pronounced rise in inflation, the FRB raised the federal funds rate several times in 2023. While the FRB cut the federal funds rate in 2024, we cannot predict whether or when the FRB may increase or decrease the federal funds rate in the future. Moreover, while the inflation rate has decreased, prices remain high. Small to medium-sized businesses may be impacted by higher costs as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Sustained higher interest rates by the FRB, changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates, push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which, could adversely impact our business, financial condition and results of operations. Further, continued high market interest rates may reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which could have an adverse effect on our profitability and results of operations.

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
We may be adversely affected by volatility in U.S. and global economic conditions and changes in fiscal, monetary, trade and regulatory policies.
The economy in the U.S. and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; uncertainties regarding fiscal and monetary policies; the timing and impact of changing governmental policies, including changes in guidance and interpretation by regulatory authorities; changes in trade policies by the U.S. or other countries, such as tariffs or retaliatory tariffs as those proposed by the incoming U.S. Administration; supply chain disruptions; consumer spending; employment levels; labor shortages; challenging labor market conditions; wage stagnation; federal government shutdowns; energy prices; home prices; commercial property values; bankruptcies and a default by a significant market participant or class of counterparties; natural disasters; climate change; epidemics; pandemics; terrorist attacks; acts of war; or a combination of these or other factors.
Volatile business and economic conditions could have adverse effects on our business, including the following:
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
In addition, deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest rates, fluctuations in equity, commodity and futures prices, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, the cost of debt capital and our access to credit markets, customer allocation of capital among investment alternatives, and our competitiveness with respect to deposit pricing. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, which may limit the effectiveness of our strategies to manage these risks.
If we are unable to access the capital markets, have prolonged net deposit outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations or regulatory guidance, or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the FRB to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, the withdrawal of or failure to attract customer deposits, or increased regulatory liquidity, capital and margin requirements.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.
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
Our commercial real estate and commercial loan and lease portfolios, including equipment leases, currently comprise 84.1% of total loans and leases. Payments on loans secured by commercial real estate are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties and the businesses that operate within them. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. The COVID-19 pandemic has had a long-term negative impact on certain commercial real estate assets due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial real estate and commercial loans and leases, including equipment leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. For example, in 2023, inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether a security is impaired usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.
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
Potential deterioration in the performance or financial position of the FHLB of Boston and New York might restrict our funding needs and may adversely impact our financial condition and results of operations.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If such events were to occur again in the future and result in the receivership of financial institutions, there is no guarantee that the systemic risk exception would be invoked to allow the FDIC to complete its resolution of such financial institutions in a manner that fully protects depositors or counterparties.
We have exposure to a number of different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. In some cases, management of our risks depends upon the use of analytical and/or forecasting tools and techniques, which, in turn, rely on assumptions and estimates. If these tools and techniques used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. While we believe that we have adopted appropriate management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving laws, rules and regulations and evolving interpretations by regulatory authorities. In addition there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and our results of operations or financial condition could be materially adversely affected.
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
Natural disasters, acts of terrorism, future pandemics and other external events could harm our business.
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2024, goodwill and other identifiable intangible assets were $258.7 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2024. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
RISKS RELATED TO OUR REGULATORY ENVIRONMENT
We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We and our banking subsidiaries are subject to extensive state and federal regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FRB and the state banking regulators have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. Further, we expect to become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S., as well as evolving interpretations of existing and future laws, rules and regulations. These and other restrictions limit the manner in which we and our banking subsidiaries may conduct business and obtain financing.
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
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
RISKS RELATED TO OUR PROPOSED MERGER WITH BERKSHIRE
The need for regulatory approvals may delay the date of completion of the Merger or may diminish the benefits of the Merger.
Approvals of certain regulatory agencies are required before completing the Merger. Satisfying any requirements of these regulatory agencies may delay the date of completion of the Merger. The requisite regulatory approvals may not be received at all (in which case the Merger could not be completed), may not be received in a timely fashion, or may contain conditions or restrictions on completion of the Merger that cannot be satisfied. In addition, any conditions or restrictions imposed could have the effect of imposing additional costs on or limiting the revenues of the combined company following the Merger, which might have an adverse effect on the combined company following the Merger. Further, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the Merger to the combined company or otherwise have an adverse effect on the combined company following the Merger.

Litigation against us, or the members of our board of directors, could prevent or delay the completion of the Merger.
Our stockholders may file lawsuits against the Company and/or our board of directors in connection with the Merger. Such legal proceedings could delay or prevent the Merger from being completed in a timely manner. The existence of litigation related to the Merger could affect the likelihood of obtaining the required regulatory and stockholders approvals. Moreover, any litigation could be time-consuming and expensive and could divert our management’s attention away from their regular business and their focus on a successful integration of the two companies. Any lawsuit adversely resolved against the Company or members of our board of directors could have a material adverse effect on our business, financial condition and results of operations.
Moreover, one of the conditions to the completion of the Merger is the absence of any restraining order, injunction or decree issued by a court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger, and that no governmental authority or regulatory authority of competent jurisdiction shall have enacted, promulgated or enforced any statute, rule, regulation, judgment, decree, injunction or other order prohibiting consummation of the transactions contemplated by the Merger Agreement or making the Merger illegal. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the consummation of the transactions contemplated by the Merger Agreement (including the Merger), then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others who deal with the Company to seek to change existing business relationships with us. In addition, the Merger Agreement requires that we conduct our business in the ordinary course of business consistent with past practice and restricts us from taking certain actions prior to the effective time or termination of the Merger Agreement without Berkshire’s consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The announcement of the proposed Merger could disrupt our relationships with our customers, suppliers, business partners and others, as well as their operating results and businesses generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the Merger, risks relating to the impact of the announcement of the merger on our business includes the following:
• our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;
• customers, suppliers, business partners and other parties with which we maintain business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and
• We have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.
The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, among other things initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by our board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $45.0 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or making that acquisition proposal. If the Merger Agreement is terminated in certain circumstances, a termination fee of $45.0 million will be payable by either Company or Berkshire, as applicable.

The combined company will incur significant transaction and merger-related costs in connection with the Merger.
We and Berkshire will incur costs to combine the operations of the two companies. We and Berkshire are collecting information to formulate detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of our business and Berkshire’s business. Whether or not the Merger is consummated, we will incur substantial expenses, such as legal, accounting, printing and financial advisory fees, in pursuing the Merger. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transactions and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
If the Merger is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits of the Merger.
We have incurred and will incur further substantial expenses in connection with the Merger, which are charged to earnings as incurred. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. If the Merger is not completed, these expenses will still be charged to earnings even though we would not have realized the expected benefits of the Merger. There can be no assurance that the Merger will be completed.
The Company and Berkshire may not be able to successfully integrate the two companies or to realize the anticipated benefits of the Merger.
The Merger involves the combination of two companies that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on our ability to consolidate cultures, personnel, operations, systems and procedures and to eliminate redundancies and reduce costs of the combined operations. The combined company may not be able to combine our operations with the operations of Berkshire without encountering difficulties, such as:
• the loss of key employees and customers;
• the disruption of operations and business;
• the inability to maintain and increase competitive presence;
• those associated with entering a new geographic market;
• deposit attrition, customer loss and revenue loss;
• possible inconsistencies in standards, control procedures and policies;
• unexpected problems with costs, operations, personnel, technology and credit; and/or
• problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of the two companies.
We entered into the Merger Agreement with the expectation that the Merger will result in various benefits including, among other things, enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, improved technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company and Berkshire integrate in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially adversely impact our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Merger. Those conditions include, among others, certain regulatory and stockholder approvals, the absence of orders prohibiting the completion of the Merger, the effectiveness of a registration statement to be filed by Berkshire, which will include a joint proxy statement/prospectus, the continued accuracy of the representations and warranties by both parties, the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. Any of these conditions to closing of the Merger may not be fulfilled, and as a result the Merger may not be completed.

The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.
Following the Merger, the size of the business of the combined company will increase beyond the current size of either the Company’s or Berkshire’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Merger.
The results of operations of the combined company and the market price of the combined company’s common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Berkshire. In addition, the issuance of shares of the Company’s common stock in the Merger could depress the market price for the combined company’s common stock. For example, some of our stockholders may decide not to hold the shares of the combined company’s common stock they receive as a result of the Merger. Other Company stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of the combined company’s common stock they receive as a result of the Merger. Any such sales of the combined company’s common stock could depress the market price for the combined company’s common stock.
Current holders of the our common stock will have a significantly reduced ownership and voting interest in the combined company after the Merger and will therefore have less voting influence over the combined company.
In the Merger, each of our stockholders will become a holder of common stock of the combined company. Upon completion of the Merger, we estimate that the Company’s stockholders will collectively own approximately 45% and Berkshire’s stockholders as of immediately before the Merger will own approximately 51% of the outstanding shares of common stock of the combined company (in each case, on an as-converted and fully diluted basis and without regard to the fact that immediately before the Merger, certain holders may own both Company and Berkshire stock), and investors in new shares from Berkshire’s private placement will own approximately 4% of the outstanding shares of the combined company. As a result, the Company’s current stockholders will have less voting influence on the combined company and may have less influence on its management and policies than they now have over the Company.
Because the market price of Berkshire’s common stock may fluctuate, our stockholders cannot be certain of the precise value of the merger consideration they may receive in our proposed Merger with Berkshire.
At the time the Merger is completed, each issued and outstanding share of our common stock will be converted into the right to receive a combination of 0.42 shares of Berkshire’s common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the special stockholders’ meetings to approve the Merger Agreement and the issuance of the merger consideration, the date on which our and Berkshire’s stockholders vote to approve the Merger Agreement (with regard to the Company) and the issuance of the merger consideration (with regard to Berkshire), and the date on which our stockholders entitled to receive shares of Berkshire’s common stock actually receive such shares. The market value of Berkshire’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Berkshire’s and our businesses, operations and prospects, the volatility in the prices of securities in global financial markets and regulatory considerations. Many of these factors are outside of both our and Berkshire’s control. The actual value of the shares of Berkshire’s common stock received by our stockholders will depend on the market value of shares of Berkshire’s common stock at the time the Merger is completed.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
As a financial services company, we face cybersecurity risks and threats, and our customers, suppliers, and third-party service providers face cybersecurity risks and threats. As part of the operation of our business, the Company uses, stores, and processes data for our customers, employees, partners, and suppliers. A cybersecurity incident impacting any of these entities could materially adversely affect our operations, performance, or results of operations. In addition, as a financial services company we are subject to extensive regulatory compliance requirements, including those established by the FRB, MDOB, RIDBR, and NYDFS. To address these risks and regulatory requirements, the Company implemented the Program that is designed to identify, assess and mitigate risks from cybersecurity threats to the data and our systems. The Program adheres to regulatory requirements and the tenets of the FFIEC handbook and the NIST Cybersecurity Framework.

Risk Management Oversight and Governance
Our CISO, assisted by our Information Security team, has primary responsibility for assessing and managing the Program and reporting on cybersecurity matters to the Company’s Board of Directors and members of executive management. Our CISO has extensive experience managing information technology systems and information security systems, previously served as the Company’s Chief Information Officer, and holds the Certified Information Systems Security Professional (“CISSP”) and Certified Information Security Manager (“CISM”) certifications. Our CISO regularly updates members of executive management on developments surrounding cybersecurity. The CISO reports to the Risk Committee of the Board of Directors and provides regular reports to the Board of Directors and Risk Committee on emerging cybersecurity issues and the Company’s cybersecurity infrastructure.
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
Our cybersecurity framework is designed to protect our customers, employees, investors, and our intellectual property. Before purchasing third-party technology or other solutions that could expose the Company’s assets and electronic information, our Information Security and Information Technology teams complete security reviews on the vendors. We also conduct ongoing reviews of cybersecurity risks associated with our third-party service providers. As part of the Company’s Vendor Management Program, annual reviews are conducted for certain third-party vendors. Members of our Information Security team work with our Vendor Management team to review SOC 1 or SOC 2 reports. In the event a third-party vendor is unable to provide either a SOC 1 or SOC 2 report, this group conducts additional reviews to assess the cybersecurity preparedness of the specific vendor. This assessment of the risks associated with the use of third-party service providers is part of our overall vendor management and cybersecurity risk management framework.
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
Brookline Bank conducts its business from 27 banking offices, six of which are owned and 21 of which are leased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has three additional lending offices and one remote ATM location, all of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York, in Melville, New York, and in Plainview, New York.
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
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2024.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2024, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The common stock of the Company is traded on Nasdaq under the symbol BRKL. The number of registered holders of common stock as of March 3, 2025 was 2,583. The Company currently pays quarterly cash dividends in the amount of $0.135 per share. The Company expects comparable cash dividends will be paid in the future.
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

	At December 31,
Index	2019	2020	2021	2022	2023	2024
Brookline Bancorp, Inc.	100.00	73.15	98.36	85.97	66.28	71.69
Russell 2000 Index	100.00	118.36	134.57	105.56	121.49	133.66
KBW Regional Banking Index	100.00	87.90	117.08	106.01	101.77	111.52
S&P 500 Index	100.00	116.26	147.52	118.84	147.64	182.05
The graph assumes $100 invested on December 31, 2019 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the KBW Regional Banking Index. The graph also assumes reinvestment of all dividends.
(b)Not applicable.
(c)    Not applicable.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI; PCSB Bank and its subsidiaries; and Clarendon Private, LLC. Brookline Securities Corp, previously a subsidiary of Brookline Bancorp, Inc., was dissolved in November 2023.
As a commercially-focused financial institution with 63 full-service banking offices throughout Greater Boston, Rhode Island and New York, the Company, through the Banks offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of equipment financing, 29.5% of which is in the greater New York and New Jersey metropolitan area and 70.5% of which is in other areas in the United States of America as of December 31, 2024. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer-term interest rates, management expects net interest margin to increase. This is due to deposit and wholesale funding costs repricing, while legacy loans do not reprice down with the same magnitude.
However, if both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 40% to market rates, forecast that a parallel decrease in rates will negatively affect the Company's net interest income, net interest spread, and net interest margin.
Note, while our long term historical sensitivity of deposit rates approximates 40%, more recently, deposit rate sensitivity has been higher, which if that continues in the future would have a more neutral or positive impact on net interest income.
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
Executive Overview
Balance Sheet
Total assets increased $0.5 billion, or 4.6%, to $11.9 billion as of December 31, 2024 from $11.4 billion as of December 31, 2023. The increase was primarily driven by cash and cash equivalents, and loans and leases.

Cash and cash equivalents increased $410.6 million, or 308.7%, to $543.7 million as of December 31, 2024 from $133.0 million as of December 31, 2023.
Total loans and leases increased $137.7 million, or 1.4%, to $9.8 billion as of December 31, 2024 from $9.6 billion as of December 31, 2023. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $8.2 billion, or 84.1% of total loans and leases as of December 31, 2024, an increase of $58.6 million, or 0.7%, from $8.2 billion, or 84.7% of total loans and leases, as of December 31, 2023.
Total deposits increased $353.5 million, or 4.1%, to $8.9 billion as of December 31, 2024 from $8.5 billion as of December 31, 2023. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.1 billion, or 69.1% of total deposits, as of December 31, 2024, an increase of $55.2 million, or 0.9%, from $6.1 billion, or 71.3% of total deposits, as of December 31, 2023. Certificate of deposit balances totaled $1.9 billion, or 21.2% of total deposits, as of December 31, 2024, an increase of $310.6 million, or 19.7%, from $1.6 billion, or 18.4% of total deposits, as of December 31, 2023. Brokered deposit balances totaled $0.9 billion, or 9.8% of total deposits as of December 31, 2024, a decrease of $12.2 million, or 1.4%, from $0.9 billion, or 10.3% of total deposits, as of December 31, 2023.
Total borrowed funds increased $143.2 million, or 10.4%, to $1.5 billion as of December 31, 2024 from $1.4 billion as of December 31, 2023.
Asset Quality
Nonperforming assets as of December 31, 2024 totaled $70.5 million, or 0.59% of total assets, compared to $45.3 million, or 0.40% of total assets, as of December 31, 2023. Total net charge-offs for the year ended December 31, 2024 were $28.2 million, or 0.29% of average loans and leases, compared to $19.7 million, or 0.21% of average loans and leases, for the year ended December 31, 2023. The increase of $25.2 million in nonperforming assets was primarily driven by increases of $16.5 million in nonperforming equipment financing loans, $10.8 million in nonperforming commercial loans, $6.6 million in nonperforming multi-family loans, respectively, offset by a decrease of $8.1 million in nonperforming commercial real estate loans during the year ended December 31, 2024.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.28% as of December 31, 2024, compared to 1.22% as of December 31, 2023.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 180.37% as of December 31, 2024, compared to 269.36% as of December 31, 2023.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.46% as of December 31, 2024, compared to 10.25% as of December 31, 2023. The Company's Tier 1 leverage ratio was 9.06% as of December 31, 2024, compared to 9.02% as of December 31, 2023. As of December 31, 2024, the Company's Tier 1 risk-based ratio was 10.56%, compared to 10.35% as of December 31, 2023. The Company's total risk-based ratio was 12.42% as of December 31, 2024, compared to 12.37% as of December 31, 2023.
The Company's ratio of stockholders' equity to total assets was 10.26% and 10.53% as of December 31, 2024 and December 31, 2023, respectively. The Company's tangible equity ratio was 8.27% and 8.39% as of December 31, 2024 and December 31, 2023, respectively.
Net Income
For the year ended December 31, 2024, the Company reported net income of $68.7 million, or $0.77 per basic and diluted share, a decrease of $6.3 million, or 8.4%, from $75.0 million, or $0.85 per basic and diluted share for the year ended December 31, 2023. The decrease in net income is primarily the result of a decrease in net interest income of $10.1 million, a decrease in non-interest income of $6.3 million, an increase in the provision for income taxes of $4.1 million, and an increase in non-interest expense of $2.3 million, partially offset by a decrease in the provision for credit losses on loans of $15.9 million and a decrease in provision for investment losses of $0.7 million.
The return on average assets was 0.60% for the year ended December 31, 2024, compared to 0.67% for the year ended December 31, 2023. The return on average stockholders' equity was 5.67% for the year ended December 31, 2024, compared to 6.42% for the year ended December 31, 2023.
Net interest margin was 3.06% for the year ended December 31, 2024, down from 3.24% for the year ended December 31, 2023. The decrease in net interest margin is a result of an increase of 59 basis points in the Company's cost of interest bearing liabilities to 3.59% in 2024 from 3.00% in 2023, partially offset by an increase in the yield on interest-earning assets of 33 basis points to 5.83% in 2024 from 5.50% in 2023.
Results for 2024 included a provision for credit losses of $22.0 million, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income decreased $6.3 million to $25.6 million for the year ended December 31, 2024 from $31.9 million for the year ended December 31, 2023. Several factors contributed to the year over year decrease, including decreases of $2.2 million in loan level derivative income, net, $1.7 million in gain on sales of investment securities, net, $1.6 million in gain on sales of loans and leases, and $1.1 million in deposit fees, partially offset by an increase of $0.4 million in loan fees.
Non-interest expense increased $2.3 million to $241.9 million for the year ended December 31, 2024 from $239.5 million for the year ended December 31, 2023. The increase was largely attributable to increases of $4.8 million in compensation and employee benefits expense, $1.9 million in occupancy expense, $0.5 million in advertising and marketing expense, and $0.4 million in equipment and data processing expense, partially offset by decreases of $3.2 million in merger and restructuring expense, $1.1 million in amortization of identified intangible assets, and $1.0 million in other non-interest expense.
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
Recent Accounting Developments
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which improves reportable segment disclosure requirements, particularly regarding a reportable segment’s expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements.
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
Operating Earnings
Operating earnings exclude the after-tax impact of securities gains, the day 1 CECL provision and merger and restructuring expense. By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.

The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$68,715	$74,999	$109,744	$115,440	$47,635
Less:
Security (losses) gains (after-tax)	—	1,361	252	(28)	1,511
Add:
Day 1 PCSB CECL provision (after tax)	—	13,372	—	—	—
Merger and restructuring expense (after-tax) (1)	3,697	5,918	1,763	—	—
Operating earnings	$72,412	$92,928	$111,255	$115,468	$46,124

Earnings per share, as reported	$0.77	$0.85	$1.42	$1.48	$0.60
Less:
Security gains (after-tax)	—	0.02	—	—	0.02
Add:
Day 1 PCSB CECL provision (after tax)	—	0.15	—	—	—
Merger and restructuring expense (after-tax) (1)	0.04	0.07	0.02	—	—
Operating earnings per share	$0.81	$1.05	$1.44	$1.48	$0.58
_________________________________________________________________________
(1) The 2022 and 2023 merger and restructuring expense was related to the acquisition of PCSB in the first quarter of 2023. The 2024 merger and restructuring expense was related to the exit of the specialty vehicle business at Eastern Funding in the second quarter of 2024, and the proposed merger transaction with Berkshire Hills Bancorp, Inc. expected to close by the end of the second half of 2025.
The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Operating earnings	$72,412	$92,928	$111,255	$115,468	$46,124

Average total assets	$11,473,424	$11,214,371	$8,623,403	$8,518,200	$8,683,569
Less: Average goodwill and average identified intangible assets, net	262,011	270,637	162,447	163,122	164,227
Average tangible assets	$11,211,413	$10,943,734	$8,460,956	$8,355,078	$8,519,342

Return on average assets	0.60%	0.67%	1.27%	1.36%	0.55%
Less:
Security gains (after-tax)	—%	0.01%	—%	—%	0.02%
Add:
Day 1 PCSB CECL provision (after tax)	—%	0.12%	—%	—%	—%
Merger and restructuring expense (after-tax)	0.03%	0.05%	0.02%	—%	—%
Operating return on average assets	0.63%	0.83%	1.29%	1.36%	0.53%

Return on average tangible assets	0.61%	0.69%	1.30%	1.38%	0.56%
Less:
Security gains (after-tax)	—%	0.01%	—%	—%	0.02%
Add:
Day 1 PCSB CECL provision (after tax)	—%	0.12%	—%	—%	—%
Merger and restructuring expense (after-tax)	0.03%	0.05%	0.02%	—%	—%
Operating return on average tangible assets	0.64%	0.85%	1.32%	1.38%	0.54%

Average total stockholders' equity	$1,211,036	$1,168,106	$984,237	$967,538	$936,075
Less: Average goodwill and average identified intangible assets, net	262,011	270,637	162,447	163,122	164,227
Average tangible stockholders' equity	$949,025	$897,469	$821,790	$804,416	$771,848

Return on average stockholders' equity	5.67%	6.42%	11.15%	11.93%	5.09%
Less:
Security gains (after-tax)	—%	0.12%	0.03%	—%	0.16%
Add:
Day 1 PCSB CECL provision (after tax)	—%	1.14%	—%	—%	—%
Merger and restructuring expense (after-tax)	0.26%	0.51%	0.18%	—%	—%
Operating return on average stockholders' equity	5.93%	7.95%	11.30%	11.93%	4.93%

Return on average tangible stockholders' equity	7.24%	8.36%	13.35%	14.35%	6.17%
Less:
Security gains (after-tax)	—%	0.15%	0.03%	—%	0.20%
Add:
Day 1 PCSB CECL provision (after tax)	—%	1.49%	—%	—%	—%
Merger and restructuring expense (after-tax)	0.33%	0.66%	0.21%	—%	—%
Operating return on average tangible stockholders' equity	7.57%	10.36%	13.53%	14.35%	5.97%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Net income, as reported	$68,715	$74,999	$109,744	$115,440	$47,635

Average total assets	$11,473,424	$11,214,371	$8,623,403	$8,518,200	$8,683,569
Less: Average goodwill and average identified intangible assets, net	262,011	270,637	162,447	163,122	164,227
Average tangible assets	$11,211,413	$10,943,734	$8,460,956	$8,355,078	$8,519,342

Return on average tangible assets	0.61%	0.69%	1.30%	1.38%	0.56%

Average total stockholders' equity	$1,211,036	$1,168,106	$984,237	$967,538	$936,075
Less: Average goodwill and average identified intangible assets, net	262,011	270,637	162,447	163,122	164,227
Average tangible stockholders' equity	$949,025	$897,469	$821,790	$804,416	$771,848

Return on average tangible stockholders' equity	7.24%	8.36%	13.35%	14.35%	6.17%

The following table summarizes the Company's tangible equity ratio for the periods indicated:

	At December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Total stockholders' equity	$1,221,939	$1,198,644	$992,125	$995,342	$941,778
Less: Goodwill and identified intangible assets, net	258,683	265,429	162,208	162,703	163,579
Tangible stockholders' equity	$963,256	$933,215	$829,917	$832,639	$778,199

Total assets	$11,905,326	$11,382,256	$9,185,836	$8,602,622	$8,942,424
Less: Goodwill and identified intangible assets, net	258,683	265,429	162,208	162,703	163,579
Tangible assets	$11,646,643	$11,116,827	$9,023,628	$8,439,919	$8,778,845

Tangible equity ratio	8.27%	8.39%	9.20%	9.87%	8.86%

The following table summarizes the Company's tangible book value per share for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Tangible stockholders' equity	$963,256	$933,215	$829,917	$832,639	$778,199

Common shares issued	96,998,075	96,998,075	85,177,172	85,177,172	85,177,172
Less:
Treasury shares	7,019,384	7,354,399	7,731,445	7,037,464	6,525,783
Unallocated ESOP	—	—	—	24,660	51,114
Unvested restricted stock	880,248	749,099	601,495	500,098	458,800
Common shares outstanding	89,098,443	88,894,577	76,844,232	77,614,950	78,141,475

Tangible book value per share	$10.81	$10.50	$10.80	$10.73	$9.96

The following table summarizes the Company's dividend payout ratio for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Dividends paid	$48,058	$47,926	$40,077	$37,463	$36,396

Net income, as reported	$68,715	$74,999	$109,744	$115,440	$47,635

Dividend payout ratio	69.94%	63.90%	36.52%	32.45%	76.41%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At December 31,
	2024		2023		2022		2021		2020
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$4,027,265	41.1%	$4,047,288	42.0%	$3,046,746	39.9%	$2,842,791	39.6%	$2,578,773	35.4%
Multi-family mortgage	1,387,796	14.2%	1,415,191	14.7%	1,150,597	15.1%	1,099,818	15.4%	1,013,432	13.9%
Construction	301,053	3.1%	302,050	3.1%	206,805	2.7%	160,431	2.2%	231,621	3.2%
Total commercial real estate loans	5,716,114	58.4%	5,764,529	59.8%	4,404,148	57.7%	4,103,040	57.2%	3,823,826	52.5%
Commercial loans and leases:
Commercial	1,164,052	11.9%	984,441	10.2%	752,948	9.9%	734,388	10.3%	1,131,668	15.6%
Equipment financing	1,294,950	13.2%	1,370,648	14.2%	1,216,585	15.9%	1,105,611	15.5%	1,092,461	15.0%
Condominium association	47,662	0.5%	44,579	0.5%	46,966	0.6%	47,137	0.7%	50,770	0.7%
Total commercial loans and leases	2,506,664	25.6%	2,399,668	24.9%	2,016,499	26.4%	1,887,136	26.5%	2,274,899	31.3%
Consumer loans:
Residential mortgage	1,114,732	11.4%	1,082,804	11.2%	844,614	11.0%	799,737	11.2%	791,317	10.9%
Home equity	377,411	3.9%	344,182	3.6%	322,622	4.2%	324,156	4.5%	346,652	4.8%
Other consumer	64,367	0.7%	50,406	0.5%	56,505	0.7%	40,388	0.6%	32,859	0.5%
Total consumer loans	1,556,510	16.0%	1,477,392	15.3%	1,223,741	15.9%	1,164,281	16.3%	1,170,828	16.2%
Total loans and leases	9,779,288	100.0%	9,641,589	100.0%	7,644,388	100.0%	7,154,457	100.0%	7,269,553	100.0%
Allowance for loan and lease losses	(125,083)		(117,522)		(98,482)		(99,084)		(114,379)
Net loans and leases	$9,654,205		$9,524,067		$7,545,906		$7,055,373		$7,155,174
The following table sets forth the growth in the Company’s loan and lease portfolios during the year ending December 31, 2024:

	At December 31, 2024	At December 31, 2023	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,716,114	$5,764,529	$(48,415)	-0.8%
Commercial	2,506,664	2,399,668	106,996	4.5%
Consumer	1,556,510	1,477,392	79,118	5.4%
Total loans and leases	$9,779,288	$9,641,589	$137,699	1.4%
Total core loans and leases	$9,779,288	$9,641,332	$137,956	1.4%

The following table presents the maturity distribution of the Company's loan portfolio as of December 31, 2024.

	At December 31, 2024
	1 Year or Less	After 1-5 Years	After 5-15 Years	After 15 Years	Total
	(Dollars in Thousands)
Commercial real estate	$2,244,999	$2,730,579	$733,470	$7,066	$5,716,114
Commercial	572,741	1,357,553	507,365	69,005	2,506,664
Consumer	297,413	248,433	186,060	824,603	1,556,509
Total	$3,115,153	$4,336,565	$1,426,895	$900,674	$9,779,287
The following table presents the distribution of the Company's loans that were due after one year between fixed and variable interest rates as of December 31, 2024.

	At December 31, 2024
	Fixed	Variable	Total
	(Dollars in Thousands)
Commercial real estate	$1,593,676	$1,877,438	$3,471,114
Commercial	1,220,673	713,251	1,933,924
Consumer	691,602	567,495	1,259,097
Total	$3,505,951	$3,158,184	$6,664,135
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
The Company's current policy is that the total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Credit Committee, a committee of the Company's Board of Directors. As of December 31, 2024, there were four borrowers with commitments over $60.0 million. The total of those commitments was $267.3 million or 2.3% of total loans and commitments as of December 31, 2024. As of December 31, 2023, there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $259.5 million, or 2.2% of total loans and commitments, as of December 31, 2023.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 58.4% of total loans and leases outstanding as of December 31, 2024.
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
The commercial real estate portfolio was composed primarily of loans secured by multi-family buildings ($1.4 billion), office buildings ($767.3 million), retail stores ($942.1 million), industrial properties ($822.0 million), mixed-use properties ($493.8 million), lodging services ($203.7 million) and food services ($78.3 million) as of December 31, 2024. As of that date, approximately 77.5% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 16.5% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of December 31, 2024.

	At December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	23.95%	23.95%
Office buildings	1.15%	12.28%	13.43%
Retail stores	2.14%	14.34%	16.48%
Industrial properties	2.59%	11.79%	14.38%
Mixed-use properties	0.81%	7.83%	8.64%
Lodging services	0.14%	3.42%	3.56%
Food Services	0.75%	0.62%	1.37%
Other	9.74%	8.45%	18.19%
Total	17.32%	82.68%	100.00%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of December 31, 2024.

	At December 31, 2024
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.55%	67.14%	78.69%
New York	3.09%	13.60%	16.69%
Other	1.88%	2.74%	4.62%
Total	16.52%	83.48%	100.00%
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans representing 25.6% of total loans outstanding as of December 31, 2024.
The commercial loan and lease portfolio is composed primarily of loans in the following sectors: small businesses ($890.3 million), transportation services ($302.3 million), food services ($298.9 million), recreation services ($126.8 million), rental and leasing services ($90.0 million), manufacturing ($150.6 million), and retail ($144.3 million) as of December 31, 2024.
The Company provides commercial banking services to companies in its market area. Approximately 41.7% of the commercial loans outstanding as of December 31, 2024 were made to borrowers located in New England; primarily in the Greater Boston and Greater Providence markets. The remaining 58.3% of the commercial loans outstanding were made to borrowers in other areas in the United States of America, primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston index.
Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions.
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers, distributors, and owner-operated start-ups as well as existing customers that are expanding their operations. The equipment financing portfolio is composed primarily of loans to finance vended-laundry, and to a lesser degree larger industrial laundries, tow trucks, fitness, and convenience/grocery store equipment. Approximately 10.1% of all loans outstanding made by the equipment financing divisions were made to finance assets located in the State of New York. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their five- to ten-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, and other consumer loans representing, 16.0% of total loans outstanding as of December 31, 2024. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.

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
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2024, other consumer loans equaled $64.4 million, or 0.7% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2024, the Company had $252.7 million of total assets that were designated as criticized. This compares to $128.0 million of assets designated as criticized as of December 31, 2023. The increase of $128.0 million in criticized assets was primarily driven by increases in commercial real estate, multi-family, and equipment financing relationships, offset by decreases in commercial and construction relationships, for the year ended December 31, 2024.
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
As of December 31, 2024, the Company had nonperforming assets of $70.5 million, representing 0.59% of total assets, compared to nonperforming assets of $45.3 million, or 0.40% of total assets as of December 31, 2023. The increase of $25.2 million was primarily driven by increases of $16.5 million in nonperforming equipment financing loans, $10.8 million in nonperforming commercial loans, $6.6 million in nonperforming multi-family loans, respectively, offset by a decrease of $8.1 million in nonperforming commercial real estate loans during the year ended December 31, 2024.

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
Past Due and Accruing
As of December 31, 2024 ,the Company had $0.8 million loans and leases greater than 90 days past due and accruing, compared to minimal as of December 31, 2023.
The following table sets forth information regarding nonperforming assets for the periods indicated:

	At December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$11,525	$19,608	$607	$10,848	$3,300
Multi-family mortgage	6,596	—	—	—	—
Construction	—	—	707	—	3,853
Total commercial real estate loans	18,121	19,608	1,314	10,848	7,153

Commercial	14,676	3,886	464	2,318	7,702
Equipment financing	31,509	14,984	9,653	15,014	16,757
Condominium association	—	—	58	84	112
Total commercial loans and leases	46,185	18,870	10,175	17,416	24,571

Residential mortgage	3,999	4,292	2,680	3,909	5,587
Home equity	1,043	860	723	285	1,136
Other consumer	1	—	2	1	1
Total consumer loans	5,043	5,152	3,405	4,195	6,724

Total nonaccrual loans and leases	69,349	43,630	14,894	32,459	38,448

Other real estate owned	700	780	—	—	5,415
Other repossessed assets	403	914	408	718	1,100
Total nonperforming assets	$70,452	$45,324	$15,302	$33,177	$44,963

Loans and leases past due greater than 90 days and accruing	$811	$228	$33	$1	$11,975
Total delinquent loans and leases 61-90 days past due	6,119	5,300	2,218	6,081	16,129

Total nonaccrual loans and leases as a percentage of total loans and leases	0.71%	0.45%	0.19%	0.45%	0.53%
Total nonperforming assets as a percentage of total assets	0.59%	0.40%	0.17%	0.39%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.06%	0.05%	0.03%	0.08%	0.22%

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
The Company’s allowance methodology provides a quantification of probable losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For December 31, 2024, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loans and lease losses by portfolio category for the years ended December 31, 2024, 2023, 2022, 2021, and 2020, respectively.

	Year Ended December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(22,345)	(40)	(26,810)
Recoveries	—	2,241	41	2,282
Provision (credit) for loan and lease losses	(2,814)	34,716	187	32,089
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083

Total loans and leases	$5,716,114	$2,506,664	$1,556,510	$9,779,288
Total allowance for loan and lease losses as a percentage of total loans and leases	1.30%	1.76%	0.43%	1.28%

	Year Ended December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	(1,204)	(19,990)	(41)	(21,235)
Recoveries	132	1,406	34	1,572
Provision (credit) for loan and lease losses	14,328	21,537	2,838	38,703
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522

Total loans and leases	$5,764,529	$2,399,668	$1,477,392	$9,641,589
Total allowance for loan and lease losses as a percentage of total loans and leases	1.41%	1.23%	0.44%	1.22%

	Year Ended December 31, 2022
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084
Charge-offs	(37)	(5,068)	(28)	(5,133)
Recoveries	24	1,725	64	1,813
Provision (credit) for loan and lease losses	(1,046)	2,892	872	2,718
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482

Total loans and leases	$4,404,148	$2,016,499	$1,223,741	$7,644,388
Allowance for loan and lease losses as a percentage of total loans and leases	1.55%	1.32%	0.30%	1.29%

	Year Ended December 31, 2021
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379
Charge-offs	(28)	(7,464)	(34)	(7,526)
Recoveries	12	1,541	239	1,792
Provision (credit) for loan and lease losses	(10,903)	3,480	(2,138)	(9,561)
Balance at December 31, 2021	$69,213	$27,055	$2,816	$99,084

Total loans and leases	$4,103,040	$1,887,136	$1,164,281	$7,154,457
Allowance for loan and lease losses as a percentage of total loans and leases	1.69%	1.43%	0.24%	1.38%

	Year Ended December 31, 2020
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2019	$30,285	$24,826	$5,971	$61,082
Adoption of ASU 2016-13 (CECL)	11,694	(2,672)	(2,390)	6,632
Balance at beginning of period, adjusted	41,979	22,154	3,581	67,714
Charge-offs	(3,514)	(11,113)	(36)	(14,663)
Recoveries	94	1,407	201	1,702
Provision (credit) for loan and lease losses	41,573	17,050	1,003	59,626
Balance at December 31, 2020	$80,132	$29,498	$4,749	$114,379

Total loans and leases	$3,823,826	$2,274,899	$1,170,828	$7,269,553
Allowance for loan and lease losses as a percentage of total loans and leases	2.10%	1.30%	0.41%	1.57%
At December 31, 2024, the allowance for loan and lease losses increased to $125.1 million, or 1.28% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $117.5 million, or 1.22% of total loans and leases outstanding, as of December 31, 2023.
Net charge-offs in the loans and leases portfolio for the years ending December 31, 2024 and 2023 were $24.5 million and $19.7 million, respectively. The $4.8 million increase in net charge-offs was primarily driven by net charge-off increases of $11.9 million in equipment financing loans and $3.4 million in commercial real estate loans, offset by a decrease of $10.4 million in commercial loans.
Management believes that the allowance for loan and lease losses as of December 31, 2024 is appropriate based on the facts and circumstances discussed further below.

The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2024			2023			2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$52,638	42.0%	41.1%	$53,633	45.7%	42.0%	$44,536	45.3%	39.9%
Multi-family mortgage	15,234	12.2%	14.2%	16,626	14.1%	14.7%	16,885	17.1%	15.1%
Construction	6,299	5.0%	3.1%	11,151	9.5%	3.1%	6,733	6.8%	2.7%
Total commercial real estate loans	74,171	59.2%	58.4%	81,410	69.3%	59.8%	68,154	69.2%	57.7%
Commercial	15,436	12.3%	11.9%	15,527	13.2%	10.2%	12,190	12.4%	9.9%
Equipment financing	28,614	22.9%	13.2%	13,869	11.8%	14.2%	14,315	14.5%	15.9%
Condominium association	119	0.1%	0.5%	161	0.1%	0.5%	99	0.1%	0.6%
Total commercial loans and leases	44,169	35.3%	25.6%	29,557	25.1%	24.9%	26,604	27.0%	26.4%
Residential mortgage	3,067	2.5%	11.4%	3,669	3.2%	11.2%	1,894	1.9%	11.0%
Home equity	2,851	2.3%	3.9%	2,255	1.9%	3.6%	1,478	1.5%	4.2%
Other consumer	825	0.7%	0.7%	631	0.5%	0.5%	352	0.4%	0.7%
Total consumer loans	6,743	5.5%	16.0%	6,555	5.6%	15.3%	3,724	3.8%	15.9%
Total	$125,083	100.0%	100.0%	$117,522	100.0%	100.0%	$98,482	100.0%	100.0%

	At December 31,
	2021			2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$44,843	45.3%	39.6%	$46,357	40.6%	35.4%
Multi-family mortgage	17,474	17.6%	15.4%	22,559	19.7%	13.9%
Construction	6,896	7.0%	2.2%	11,216	9.8%	3.2%
Total commercial real estate loans	69,213	69.9%	57.2%	80,132	70.1%	52.5%
Commercial	9,068	9.2%	10.3%	8,089	7.1%	15.6%
Equipment financing	17,907	18.0%	15.5%	21,292	18.6%	15.0%
Condominium association	80	0.1%	0.7%	117	0.1%	0.7%
Total commercial loans and leases	27,055	27.3%	26.5%	29,498	25.8%	31.3%
Residential mortgage	1,297	1.3%	11.2%	1,967	1.7%	10.9%
Home equity	1,335	1.3%	4.5%	2,504	2.2%	4.8%
Other consumer	184	0.2%	0.6%	278	0.2%	0.5%
Total consumer loans	2,816	2.8%	16.3%	4,749	4.1%	16.2%
Total	$99,084	100.0%	100.0%	$114,379	100.0%	100.0%
Investment Securities and Restricted Equity Securities
The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, deposit outflows, liquidity concentrations and regulatory capital requirements.
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
Cash, cash equivalents, and investment securities increased $389.1 million, or 37.1%, to $1.4 billion as of December 31, 2024 compared to $1.0 billion as of December 31, 2023. Cash, cash equivalents, and investment securities were 12.1% of total assets as of December 31, 2024, compared to 9.2% of total assets at December 31, 2023.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2024		2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,099	$176,294	$220,604	$201,127	$176,751	$152,422
GSE CMOs	62,567	55,543	66,463	61,617	19,977	18,220
GSE MBSs	166,843	148,285	186,614	169,997	159,824	140,576
Municipal obligations	20,526	20,254	18,785	18,922	—	—
Corporate debt obligations	12,140	12,287	20,521	19,716	14,076	13,764
U.S. Treasury bonds	506,714	481,872	470,764	444,737	362,850	331,307
Foreign government obligations	500	499	500	485	500	477
Total investment securities available-for-sale	$964,389	$895,034	$984,251	$916,601	$733,978	$656,766
Restricted equity securities:
FHLB stock	$61,108		$55,548		$52,914
FRB stock	21,881		21,881		18,241
Other	166		166		152
Total restricted equity securities	$83,155		$77,595		$71,307
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, stock in the FHLB and stock in the FRB. The total securities portfolio decreased $16.0 million, or 1.6% since December 31, 2023. As of December 31, 2024, the total securities portfolio was 8.22% of total assets, compared to 8.73% of total assets as of December 31, 2023.
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's equity securities held-for-trading, if any, are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSEs, MBSs and CMOs, trust preferred securities, and equity securities held-for-trading, all of which are included in Level 1, 2 and 3.
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
As of December 31, 2024, the fair value of all investment securities available-for-sale was $895.0 million and carried a total of $69.4 million of net unrealized losses, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of December 31, 2024, $705.3 million, or 78.8%, of the portfolio, had gross unrealized losses of $70.2 million. This compares to $717.2 million, or 77.8%, of the portfolio with gross unrealized losses of $69.0 million as of December 31, 2023. The Company's increased unrealized loss position in 2024 was primarily driven by higher interest rates year over year. In 2024, U.S. Treasury yields rose across the the 3-to-10 year part of the curve which negatively impacted the value of the Company's longer duration primarily in the GSE CMOs and GSE MBS security portfolios. For additional discussion on investment securities available-for-sale by security type, see Note 4, "Investment Securities."

The Company reviews its debt securities portfolio on a quarterly basis in accordance with ASC 326. This analysis is done using probability of default and loss given default assumptions where a model is created to determine CECL for the remaining life of the securities. For the year ended December 31, 2024, the Company recognized $0.1 million as an allowance for credit loss. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Maturities, calls and principal repayments for investment securities available-for-sale totaled $174.0 million for the year ended December 31, 2024 compared to $272.4 million for the same period in 2023. For the year ended December 31, 2024, the Company did not sell any investment securities available-for-sale, compared to $230.0 million for the same period in 2023. For the year ended December 31, 2024, the Company purchased $148.5 million of investment securities available-for-sale, compared to $362.9 million for the same period in 2023.
Restricted Equity Securities
FHLB Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of December 31, 2024 and 2023, the Company did not have excess balance of capital stock.
As of December 31, 2024, the Company owned stock in the FHLB of Boston and New York with a carrying value of $61.1 million, an increase of $5.6 million from $55.5 million as of December 31, 2023. The Company continually reviews its investment to determine if impairment exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and New York, as a condition of the membership for the Banks in the Federal Reserve System. The Federal Reserve Bank is the primary federal regulator for the Company and the Banks.
Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2024
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
	(Dollars in Thousands)
Investment securities available-for-sale:
GSE debentures	$5,946	2.65%	$91,806	3.71%	$70,394	1.24%	$8,148	2.39%	$176,294	2.63%
GSE CMOs	—	—%	468	2.68%	7,377	3.55%	47,698	3.79%	55,543	3.75%
GSE MBSs	47	—%	6,654	2.35%	23,425	2.58%	118,158	2.92%	148,285	2.84%
Municipal obligations	7,659	4.09%	4,912	3.04%	4,089	3.58%	3,595	3.21%	20,254	3.71%
Corporate debt obligations	—	—%	—	—%	12,287	4.62%	—	—%	12,287	4.62%
U.S. Treasury bonds	88,306	3.19%	330,768	3.23%	62,798	1.16%	—	—%	481,872	2.95%
Foreign government obligations	499	1.97%	—	—%	—	—%	—	—%	499	1.97%
Total investment securities available-for-sale	$102,457	3.22%	$434,608	3.32%	$180,370	1.77%	$177,599	3.13%	$895,034	2.96%
Restricted equity securities (2):
FHLB stock	$—	—%	$—	—%	$—	—%	$61,108	8.45%	$61,108	8.45%
FRB stock	—	—%	—	—%	—	—%	21,881	6.00%	21,881	6.00%
Other stock	—	—%	—	—%	—	—%	166	—%	166	—%
Total restricted equity securities	$—	—%	$—	—%	$—	—%	$83,155	7.79%	$83,155	7.79%
_______________________________________________________________________________
(1) Yields have been calculated on a pre-tax basis. The Company holds no investment securities available-for-sale that are tax-exempt.
(2) Equity securities have no contractual maturity, therefore they are reported above in the over ten year maturity column.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2024			2023			2022
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,692,394	19.0%	—%	$1,678,406	19.6%	—%	$1,802,518	27.6%	—%
Interest-bearing deposits:
NOW accounts	617,246	6.9%	0.57%	661,863	7.8%	0.60%	544,118	8.3%	0.18%
Savings accounts	1,721,247	19.3%	4.40%	1,669,018	19.5%	2.63%	762,271	11.7%	0.70%
Money market accounts	2,116,360	23.8%	2.58%	2,082,810	24.4%	3.07%	2,174,952	33.4%	1.63%
Certificate of deposit accounts	1,885,444	21.2%	4.30%	1,574,855	18.4%	3.88%	928,143	14.2%	1.68%
Brokered deposit accounts	868,953	9.8%	4.42%	881,173	10.3%	4.36%	310,144	4.8%	3.00%
Total interest-bearing deposits	7,209,250	81.0%	3.51%	6,869,719	80.4%	3.08%	4,719,628	72.4%	1.41%
Total deposits	$8,901,644	100.0%	2.85%	$8,548,125	100.0%	2.48%	$6,522,146	100.0%	1.02%
The Company seeks to increase its core deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio was 109.9% as of December 31, 2024, compared to 112.8% as of December 31, 2023.
Total deposits increased $353.5 million, or 4.1%, to $8.9 billion as of December 31, 2024, compared to $8.5 billion as of December 31, 2023. Deposits as a percentage of total assets decreased from 75.1% as of December 31, 2023 to 74.8% as of December 31, 2024. The decrease in deposits as a percentage of total assets is due to an increase in total assets driven by increases in cash and cash equivalents and net loans and leases year over year.
In 2024, core deposits increased $55.2 million. The ratio of core deposits to total deposits decreased from 71.3% as of December 31, 2023 to 69.1% as of December 31, 2024, as a result of increases in certificate of deposit accounts.
Certificate of deposit accounts increased $310.6 million to $1.9 billion as of December 31, 2024, compared to $1.6 billion as of December 31, 2023. Certificate of deposit accounts increased as a percentage of total deposits to 21.2% as of December 31, 2024 from 18.4% as of December 31, 2023.

Brokered deposits decreased $12.2 million to $869.0 million as of December 31, 2024, compared to $881.2 million as of December 31, 2023. Brokered deposits decreased as a percentage of total deposits to 9.8% as of December 31, 2024 from 10.3% as of December 31, 2023. The decrease in brokered deposits was primarily driven by an increase in internal customer deposits allowing for less reliance on brokered deposits. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,657,922	19.1%	—%	$1,823,759	21.7%	—%	$1,879,620	27.3%	—%
NOW accounts	650,225	7.5%	0.70%	720,572	8.5%	0.59%	598,267	8.7%	0.14%
Savings accounts	1,726,504	19.8%	2.68%	1,439,293	17.1%	1.94%	882,881	12.8%	0.25%
Money market accounts	2,056,066	23.6%	2.96%	2,205,430	26.1%	2.64%	2,387,670	34.6%	0.64%
Total core deposits	6,090,717	70.0%	1.83%	6,189,054	73.4%	1.46%	5,748,438	83.4%	0.32%
Certificate of deposit accounts	1,737,697	20.0%	4.38%	1,428,727	16.9%	3.09%	998,580	14.5%	0.82%
Brokered deposit accounts	873,182	10.0%	5.18%	819,419	9.7%	5.02%	146,038	2.1%	1.99%
Total deposits	$8,701,596	100.0%	2.68%	$8,437,200	100.0%	2.08%	$6,893,056	100.0%	0.43%
As of December 31, 2024 and 2023, the Company had outstanding certificate of deposit of $250,000 or more, maturing as follows:

	At December 31,
	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$443,944	4.63%	$291,049	4.02%
Over six months through 12 months	143,238	4.22%	163,277	4.59%
Over 12 months	26,044	3.86%	29,637	3.91%
Total certificate of deposit of $250,000 or more	$613,226	4.50%	$483,963	4.21%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At December 31, 2024
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,224	$3,117	$163	$869	$6,373	72%
Uninsured	1,377	1,054	98	—	2,529	28%
Total	$3,601	$4,171	$261	$869	$8,902	100%
Composition	40%	47%	3%	10%	100%
As of December 31, 2024, the Company had uninsured municipal deposits requiring collateral of $79.1 million, included in Insured or Collateralized in the table above, which are covered by specific collateral and FHLB letters of credit. The remaining deposits, included in Insured or Collateralized in the table above, are insured with the FDIC.

Borrowed Funds
The following table sets forth certain information regarding FHLB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,287,549	$1,301,905	$542,923
Maximum amount outstanding at any month end during the year	1,519,846	1,630,102	1,432,652
Balance outstanding at end of year	1,519,846	1,376,670	1,432,652
Weighted average interest rate for the period	5.04%	4.69%	2.87%
Weighted average interest rate at end of period	4.88%	5.01%	4.41%
Advances from the FHLB of Boston and FHLB of New York
On a long-term basis, the Company intends to continue to grow its core deposits. The Company also uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBs will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBs. The Company may also borrow from the FRB's "discount window" as necessary.
FHLB borrowings increased $132.7 million to $1.4 billion as of December 31, 2024 from $1.2 billion as of December 31, 2023. The increase in FHLB borrowings was primarily due to higher liquidity needs. The Company's remaining borrowing capacity from the FHLB of Boston and FHLB of New York for advances and repurchase agreements was $1.3 billion as of December 31, 2024.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.

As of December 31, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as committed and uncommitted lines from other large financial institutions. As of December 31, 2024, the Company had no borrowings outstanding with these committed and uncommitted lines.

The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company has $359.5 million of borrowing capacity at the FRB as of December 31, 2024. As of December 31, 2024, the Company did not have any borrowings with the FRB outstanding.
As of December 31, 2024, the Company had $79.6 million in interest-bearing cash on hold from dealer counterparties. This compares to $60.0 million outstanding as of December 31, 2023. This cash collateralizes the fair value of the dealer side of derivative transactions. The Company did not have any repurchase agreements with customers as of December 31, 2024. As of December 31, 2023, the Company had repurchase agreements with customers of $9.3 million.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company was obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Currently, the Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029. As of December 31, 2024, the Company had capitalized costs of $0.5 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	March 25, 2025	$4,920	$4,904
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	March 16, 2025	4,880	4,857
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	March 17, 2025	74,528	74,427
			Total	$84,328	$84,188
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
The following table summarizes certain information concerning the Company's loan level derivatives, risk participation agreements, and foreign exchange contracts at December 31, 2024 and 2023:

	At December 31, 2024	At December 31, 2023
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$225,000
Loan level derivatives (Notional Amount):
Receive fixed, pay variable	$1,672,948	$1,733,198
Pay fixed, receive variable	1,672,948	1,733,198
Risk participation-out agreements	539,731	542,387
Risk participation-in agreements	102,198	100,313
Foreign exchange contracts (Notional Amount)
Buys foreign currency, sells U.S. currency	$5,849	$3,262
Sells foreign currency, buys U.S. currency	5,408	3,895
Fixed weighted average interest rate of the swap portfolio	3.03%	2.96%
Floating weighted average interest rate of the swap portfolio	4.81%	5.70%
Weighted average remaining term to maturity (in months)	68	75
Fair value:
Recognized as an asset:
Interest rate derivatives	$18	$234
Loan level derivatives	102,608	99,876
Risk participation-out agreements	495	1,238
Foreign exchange contracts	482	139
Recognized as a liability:
Interest rate derivatives	$2,051	$2,842
Loan level derivatives	102,608	99,876
Risk participation-in agreements	137	310
Foreign exchange contracts	459	132

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1,221.9 million as of December 31, 2024, representing a $23.3 million increase compared to $1,198.6 million at December 31, 2023. The increase for the twelve months ended December 31, 2024, primarily reflects net income of $68.7 million and compensation under recognition and retention plans of $3.4 million partially offset by dividends paid by the Company of $48.1 million and unrealized gain on securities available-for-sale of $1.2 million.
For the year ended December 31, 2024, the dividend payout ratio was 69.9%, compared to 63.9% for the year ended December 31, 2023. The dividends paid in the fourth quarter of 2024 represented the Company's 103th consecutive quarter of dividend payments. The Company's quarterly dividend distribution was $0.135 per share for each quarter of 2024.
Stockholders' equity represented 10.26% of total assets as of December 31, 2024 and 10.53% of total assets as of December 31, 2023. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.27% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2024 and 8.39% as of December 31, 2023.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2024, 2023 and 2022. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$862,381	$26,416	3.06%	$947,782	$29,891	3.15%	$706,580	$13,079	1.85%
Restricted equity securities	74,788	5,786	7.74%	72,264	5,572	7.71%	36,813	1,898	5.15%
Short-term investments	164,445	8,554	5.20%	158,718	8,329	5.25%	104,288	1,440	1.38%
Total investments	1,101,614	40,756	3.70%	1,178,764	43,792	3.72%	847,681	16,417	1.94%
Commercial real estate loans (2)	5,760,432	327,221	5.59%	5,654,385	307,652	5.37%	4,238,960	172,811	4.02%
Commercial loans (2)	1,086,460	73,369	6.65%	929,077	59,110	6.28%	744,972	34,105	4.52%
Equipment financing (2)	1,352,993	106,329	7.86%	1,277,224	92,112	7.21%	1,148,673	75,767	6.60%
Consumer loans (2)	1,501,626	82,273	5.47%	1,470,677	75,098	5.10%	1,199,804	46,295	3.86%
Total loans and leases	9,701,511	589,192	6.07%	9,331,363	533,972	5.72%	7,332,409	328,978	4.49%
Total interest-earning assets	10,803,125	629,948	5.83%	10,510,127	577,764	5.50%	8,180,090	345,395	4.22%
Allowance for loan and lease losses	(121,628)			(120,613)			(95,542)
Non-interest-earning assets	791,927			824,857			538,855
Total assets	$11,473,424			$11,214,371			$8,623,403
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$650,225	4,543	0.70%	$720,572	4,275	0.59%	$598,267	853	0.14%
Savings accounts	1,726,504	46,220	2.68%	1,439,293	27,974	1.94%	882,881	2,228	0.25%
Money market accounts	2,056,066	60,796	2.96%	2,205,430	58,153	2.64%	2,387,670	15,392	0.64%
Certificate of deposit accounts	1,737,697	76,134	4.38%	1,428,727	44,122	3.09%	998,580	8,210	0.82%
Brokered deposit accounts	873,182	45,270	5.18%	819,419	41,141	5.02%	146,038	2,909	1.99%
Total interest-bearing deposits (3)	7,043,674	232,963	3.31%	6,613,441	175,665	2.66%	5,013,436	29,592	0.59%
Advances from the FHLB	1,124,432	55,851	4.89%	1,092,996	52,467	4.73%	340,569	9,355	2.71%
Subordinated debentures and notes	84,258	6,074	7.21%	84,116	5,476	6.51%	83,971	5,133	6.11%
Other borrowed funds	78,859	4,048	5.13%	124,793	3,968	3.18%	118,383	1,335	1.13%
Total borrowed funds	1,287,549	65,973	5.04%	1,301,905	61,911	4.69%	542,923	15,823	2.87%
Total interest-bearing liabilities	8,331,223	298,936	3.59%	7,915,346	237,576	3.00%	5,556,359	45,415	0.82%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,657,922			1,823,759			1,879,620
Other non-interest-bearing liabilities	273,243			307,160			203,187
Total liabilities	10,262,388			10,046,265			7,639,166
Stockholders' equity	1,211,036			1,168,106			984,237
Total liabilities and equity	$11,473,424			$11,214,371			$8,623,403
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		331,012	2.24%		340,188	2.50%		299,980	3.40%
Less adjustment of tax-exempt income		1,427			477			209
Net interest income		$329,585			$339,711			$299,771
Net interest margin (5)			3.06%			3.24%			3.67%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial real estate loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.68%, 2.08% and 0.43% in the years ended December 31, 2024, 2023 and 2022, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2024 and December 31, 2023" and "Comparison of Years Ended December 31, 2023 and December 31, 2022" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

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

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(2,638)	$(837)	$(3,475)	$5,497	$11,315	$16,812
Restricted equity securities	193	21	214	2,423	1,251	3,674
Short-term investments	304	(79)	225	1,081	5,808	6,889
Total investments	(2,141)	(895)	(3,036)	9,001	18,374	27,375
Loans and leases:
Commercial real estate loans	6,145	13,424	19,569	67,228	67,613	134,841
Commercial loans and leases	10,579	3,680	14,259	9,708	15,297	25,005
Equipment financing	5,642	8,575	14,217	8,952	7,393	16,345
Consumer loans	1,645	5,530	7,175	11,098	17,705	28,803
Total loans	24,011	31,209	55,220	96,986	108,008	204,994
Total change in interest and dividend income	21,870	30,314	52,184	105,987	126,382	232,369
Interest expense:
Deposits:
NOW accounts	(453)	721	268	205	3,217	3,422
Savings accounts	6,267	11,979	18,246	2,196	23,550	25,746
Money market accounts	(4,112)	6,755	2,643	(1,258)	44,019	42,761
Certificate of deposit accounts	10,924	21,088	32,012	4,836	31,076	35,912
Brokered deposit accounts	2,779	1,350	4,129	28,741	9,491	38,232
Total deposits	15,405	41,893	57,298	34,720	111,353	146,073
Borrowed funds:
Advances from the FHLB	1,555	1,829	3,384	32,236	10,876	43,112
Subordinated debentures and notes	9	589	598	9	334	343
Other borrowed funds	(1,796)	1,876	80	76	2,557	2,633
Total borrowed funds	(232)	4,294	4,062	32,321	13,767	46,088
Total change in interest expense	15,173	46,187	61,360	67,041	125,120	192,161
Change in tax-exempt income	950	—	950	268	—	268
Change in net interest income	$5,747	$(15,873)	$(10,126)	$38,678	$1,262	$39,940
See "Comparison of Years Ended December 31, 2024 and December 31, 2023" and "Comparison of Years Ended December 31, 2023 and December 31, 2022" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2024 and December 31, 2023
Net Interest Income
Net interest income decreased $10.1 million to $329.6 million for the year ended December 31, 2024 from $339.7 million for the year ended December 31, 2023. The decrease year over year reflects a $61.4 million increase in interest expense on deposits and borrowings, along with a $3.0 million decrease in interest income on debt securities, short term investments and restricted equity securities, partially offset by a $54.2 million increase in interest income on loans and leases which is reflective of the increase in volume and interest rate environment.
Net interest margin decreased 18 basis points to 3.06% in 2024 from 3.24% in 2023. The Company's weighted average interest rate on loans increased to 6.07% for the year ended December 31, 2024 from 5.72% for the year ended December 31, 2023.
The yield on interest-earning assets increased to 5.83% for the year ended December 31, 2024 from 5.50% for the year ended December 31, 2023. The increase is the result of higher yields on loans and leases and investments. The Company recorded $3.4 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets for the year ended December 31, 2024 compared to $2.9 million, or 3 basis points, for the year ended December 31, 2023.
The cost of interest-bearing liabilities increased 59 basis points to 3.59% for the year ended December 31, 2024 from 3.00% for the year ended December 31, 2023. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. As a result of the Federal
Reserve's rate cut which began in September and continued into the fourth quarter, the Treasury yield curve has become less inverted in recent months, with shorter-term interest rates decreasing.

This trend positively impacts the Company's net interest income, net interest spread, and net interest margin. Management anticipates that net interest margin will increase as deposit and wholesale funding costs decrease more rapidly than loan yields. If the Federal Reserve cuts rates in the near term, net interest income and net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$326,877	$307,652	$19,225	6.2%
Commercial loans	72,450	58,878	13,572	23.1%
Equipment financing	106,329	92,112	14,217	15.4%
Residential mortgage loans	51,171	46,350	4,821	10.4%
Other consumer loans	31,102	28,747	2,355	8.2%
Total interest income—loans and leases	$587,929	$533,739	$54,190	10.2%
Interest income from loans and leases was $587.9 million for 2024, and represented a yield on total loans of 6.07%. This compares to $533.7 million of interest on loans and leases and a yield of 5.72% for 2023. The $54.2 million increase in interest income from loans and leases was primarily due to an increase of $31.2 million related to interest rates changes, and an increase of $23.0 million in origination volume.

Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$26,252	$29,648	$(3,396)	(11.5)%
Marketable and restricted equity securities	5,786	5,571	215	3.9%
Short-term investments	8,554	8,329	225	2.7%
Total interest income—investments	$40,592	$43,548	$(2,956)	(6.8)%
Total investment income was $40.6 million for the year ended December 31, 2024 compared to $43.5 million for the year ended December 31, 2023. As of December 31, 2024, the yield on total investments was 3.70% compared to 3.72% as of December 31, 2023. This year over year decrease in total investment income of $3.0 million, or 6.8%, was driven by a $2.1 million decrease due to volume and a $0.9 million decrease due to rates.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$4,543	$4,275	$268	6.3%
Savings accounts	46,220	27,974	18,246	65.2%
Money market accounts	60,796	58,153	2,643	4.5%
Certificate of deposit accounts	76,134	44,122	32,012	72.6%
Brokered deposit accounts	45,270	41,141	4,129	10.0%
Total interest expense—deposits	232,963	175,665	57,298	32.6%
Borrowed funds:
Advances from the FHLB	55,851	52,467	3,384	6.4%
Subordinated debentures and notes	6,074	5,476	598	10.9%
Other borrowed funds	4,048	3,968	80	2.0%
Total interest expense—borrowed funds	65,973	61,911	4,062	6.6%
Total interest expense	$298,936	$237,576	$61,360	25.8%
Deposits
In 2024, interest paid on deposits increased $57.3 million, or 32.6%, compared to 2023. The increase in interest expense on deposits was driven by an increase of $41.9 million due to higher interest rates and an increase of $15.4 million primarily driven by the growth in volume of certificate of deposit balances and savings accounts. For the year ended December 31, 2024, purchase accounting amortization was $1.0 million on acquired deposits and one basis point, compared to $1.3 million and one basis point for the year ended December 31, 2023.
Borrowed Funds
As of December 31, 2024, the Company's borrowed funds include $1.4 billion in FHLB borrowings, $84.3 million in subordinated debentures and notes, and $79.6 million in other borrowed funds. In 2024, the average balance of FHLB borrowings increased $31.4 million, or 2.9%, the average balance of other borrowed funds, which includes repurchase agreements and other borrowings, decreased $45.9 million, or 36.8%, and the average balance of subordinated debentures and notes increased $142.0 thousand, or 0.2%, for the year ended December 31, 2024.
For the year ended December 31, 2024, interest paid on borrowed funds increased $4.1 million, or 6.6%, year over year. The cost of borrowed funds increased to 5.04% for the year ended December 31, 2024 from 4.69% for the year ended December 31, 2023. The increase in interest expense was driven by an increase of $4.3 million due to borrowing rates partially offset by a decrease of $0.2 million due to volume. For the year ended December 31, 2024, purchase accounting amortization was $0.2 million on acquired borrowed funds compared to amortization of $0.3 million for the year ended December 31, 2023.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2024	2023
	(In Thousands)
Provision (credit) for credit losses:
Commercial real estate	$(2,814)	$14,328
Commercial	34,716	21,537
Consumer	187	2,838
Total provision (credit) for loan and lease losses	32,089	38,703
Unfunded credit commitments	(10,086)	(835)
Investment securities available-for-sale	(359)	339
Total provision (credit) for credit losses	$21,644	$38,207

For the year ended December 31, 2024, the provision for credit losses decreased $16.6 million to $21.6 million from $38.2 million for the year ended December 31, 2023. The decrease in the provision for 2024 was largely driven by the lack of a day one provision of $16.7 million in acquired loans as a result of the PCSB acquisition.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 7, “Allowance for Credit Losses,” to the audited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Deposit fees	$10,548	$11,611	$(1,063)	(9.2)%
Loan fees	2,394	2,036	358	17.6%
Loan level derivative income, net	1,658	3,890	(2,232)	(57.4)%
Gain (loss) on sales of investment securities, net	—	1,704	(1,704)	(100.0)%
Gain on sales of loans and leases	951	2,581	(1,630)	(63.2)%
Other	10,064	10,112	(48)	(0.5)%
Total non-interest income	$25,615	$31,934	$(6,319)	(19.8)%
For the year ended December 31, 2024, non-interest income decreased $6.3 million, or 19.8%, to $25.6 million compared to $31.9 million for the same period in 2023. The decrease was primarily driven by decreases of $2.2 million in loan level derivative income, net, $1.7 million in gain on sales of investment securities, net, and $1.6 million in gain on sales of loans and leases.
Loan level derivative income, net, decreased $2.2 million, or 57.4%, to $1.7 million for the year ended December 31, 2024 from $3.9 million for the same period in 2023, driven by lower levels of swap deals in 2024.
There was no gain on sales of investment securities for the year ended December 31, 2024 compared to a gain of $1.7 million for the same period in 2023, driven by a $1.7 million gain on sales of investments from the repositioning of the PCSB portfolio in 2023 and no sales of investment securities in 2024.
Gain on sales of loans and leases decreased $1.6 million, or 63.2%, to $1.0 million for the year ended December 31, 2024 from $2.6 million for the same period in 2023, driven by a decrease in loan participations in 2024.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Compensation and employee benefits	$143,723	$138,895	$4,828	3.5%
Occupancy	22,056	20,203	1,853	9.2%
Equipment and data processing	27,374	27,004	370	1.4%
Professional services	7,133	7,226	(93)	(1.3)%
FDIC insurance	8,044	7,844	200	2.5%
Advertising and marketing	5,240	4,724	516	10.9%
Amortization of identified intangible assets	6,746	7,840	(1,094)	(14.0)%
Merger and restructuring expense	4,201	7,411	(3,210)	(43.3)%
Other	17,348	18,377	(1,029)	(5.6)%
Total non-interest expense	$241,865	$239,524	$2,341	1.0%
For the year ended December 31, 2024, non-interest expense increased $2.3 million, or 1.0%, to $241.9 million compared to $239.5 million for the same period in 2023. The increase was primarily driven by increases of $4.8 million in compensation and employee benefits and $1.9 million in occupancy expense, partially offset by decreases of $3.2 million in merger and restructuring expense, $1.1 million in amortization of identified intangible assets, and $1.0 million in other expenses.
The efficiency ratio increased to 68.09% for the year ended December 31, 2024 from 64.45% for the same period in 2023. The increase year over year was primarily driven by lower net interest income and non-interest income, and higher non-interest expense in 2024.
Compensation and employee benefits expense increased $4.8 million, or 3.5%, to $143.7 million for the year ended December 31, 2024 from $138.9 million for the same period in 2023. The increase was primarily driven by higher incentive/bonus, salaries, and health care benefits expenses.
Occupancy expense increased $1.9 million, or 9.2%, to $22.1 million for the year ended December 31, 2024 from $20.2 million for the same period in 2023. The increase was primarily driven by higher building maintenance, leasehold improvement depreciation, and rent expenses.
Merger and restructuring expense decreased $3.2 million, or 43.3%, to $4.2 million for the year ended December 31, 2024 from $7.4 million for the same period in 2023. The decrease was driven by higher merger-related expenses due to the PCSB acquisition in 2023, compared to Berkshire Hills Bancorp merger-related expenses and restructuring costs at Eastern Funding in 2024.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(Dollars in Thousands)
Income before provision for income taxes	$91,691	$93,914	$(2,223)	(2.4)%
Provision for income taxes	22,976	18,915	4,061	21.5%
Net income,	$68,715	$74,999	$(6,284)	(8.4)%
Effective tax rate	25.1%	20.1%	N/A	24.9%
The Company recorded income tax expense of $23.0 million for 2024, compared to $18.9 million for 2023. This represents an effective tax rate of 25.1% and 20.1% for 2024 and 2023, respectively. The increase in the Company's effective tax rate was due to the lack of participation in energy tax credit investments in 2024 compared to 2023 as well as an increase in merger and restructuring expenses which were not tax deductible during the period.

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
For the year ended December 31, 2023, interest paid on borrowed funds increased $46.1 million, or 291.3%, year over year. The cost of borrowed funds increased to 4.69% for the year ended December 31, 2023 from 2.87% for the year ended December 31, 2022. The increase in interest expense was driven by an increase of $32.3 million due to volume and an increase of $13.8 million due to borrowing rates. For the year ended December 31, 2023, purchase accounting amortization was $0.3 million on acquired borrowed funds compared to amortization of $0.1 million for the year ended December 31, 2022. Purchase accounting amortization had no impact on the Company's net interest margin.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Year Ended December 31,
	2023	2022
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$14,328	$(1,046)
Commercial	21,537	2,892
Consumer	2,838	872
Total provision (credit) for loan and lease losses	38,703	2,718
Unfunded credit commitments	(835)	5,807
Investment securities available-for-sale	$339	$102
Total provision (credit) for credit losses	$38,207	$8,627

For the year ended December 31, 2023, the provision for credit losses increased $29.6 million to $38.2 million from $8.6 million for the year ended December 31, 2022. This increase in the provision for 2023 is largely driven by a $16 million increase in acquired loans as a result of the PCSB acquisition.
For the year ended December 31, 2023, the provision for credit losses increased $29.6 million to $38.2 million from $8.6 million for the year ended December 31, 2022. This increase in the provision for 2023 was largely driven by a $16 million increase in acquired loans as a result of the PCSB acquisition.
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
Liquidity and Capital Resources
Liquidity
Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by an ALCO, consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. The primary source of funds for the payment of dividends and expenses by the Company are dividends paid to it by the Banks. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds, maturing investment securities and net income.
In the fourth quarter, the Company operated with increased liquidity. During the year, the Company shifted its balance sheet asset mix to include additional cash. Management will continue to monitor the economic conditions and evaluate changes to the Company’s liquidity position.
The Company held higher levels of on balance sheet liquidity in the form of cash and available-for sale securities in the fourth quarter. Cash and equivalents at the end of the quarter were $543.6 million, or 4.6% of the balance sheet, compared to $133.0 million, or 1.2% of the balance sheet, as of December 31, 2023. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 8% and 12% of total assets. As of December 31, 2024, cash, cash equivalents and investment securities available-for-sale totaled $1.4 billion, or 12.1% of total assets. This compares to $1.0 billion, or 9.2% of total assets, as of December 31, 2023.
Deposits, which are considered the most stable source of liquidity, totaled $8.9 billion as of December 31, 2024 and represented 85.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.5 billion, or 86.1% of total funding, as of December 31, 2023. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.1 billion as of December 31, 2024 and represented 69.1% of total deposits, compared to core deposits of $6.1 billion, or 71.3% of total deposits, as of December 31, 2023. Additionally, the Company had $869.0 million of brokered deposits as of December 31, 2024, which represented 9.8% of total deposits, compared to $881.2 million or 10.3% of total deposits, as of December 31, 2023. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.5 billion as of December 31, 2024, representing 14.6% of total funding, compared to $1.4 billion, or 13.9% of total funding, as of December 31, 2023. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB of Boston and FHLB of New York, the Banks have access to both short- and long-term borrowings. The Company's remaining borrowing capacity from the FHLB of Boston and FHLB of New York for advances and repurchase agreements was $1.3 billion as of December 31, 2024 and December 31, 2023, respectively, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines.

The Company had a $30.0 million committed line of credit for contingent liquidity as of December 31, 2024.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company has $359.5 million of borrowing capacity at the FRB as of December 31, 2024.
As of December 31, 2024, the Company did not have any borrowings outstanding with the FRB nor with these committed and uncommitted lines.
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
Capital Resources
As of December 31, 2024 and 2023, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company and the Banks exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See "Supervision and Regulation" in Item 1 and Note 19, "Regulatory Capital Requirements", for the Company's and the Banks' actual and required capital amounts and ratios.
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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2024:
Advances from the FHLB	$1,278,372	$70,316	$2,577	$4,661	$1,355,926
Subordinated debentures and notes	—	—	74,528	9,800	84,328
Other borrowed funds	79,592	—	—	—	79,592
Loan commitments (1)	2,181,044	—	—	—	2,181,044
Occupancy lease commitments (2)	9,156	16,423	10,301	16,665	52,545
Purchase obligations (3)	39,825	18,970	1,220	—	60,015
Employee postretirement obligations	1,725	3,643	3,976	20,222	29,566
	$3,589,714	$109,352	$92,602	$51,348	$3,843,016
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

(2) The Company leases certain office space under various noncancellable operating leases. These leases have terms ranging from 1 year to over 19 years. Certain leases contain renewal options and escalation clauses for real estate taxes and other expenditures which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.

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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2024.
The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.

As of December 31, 2024, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet.

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2024		December 31, 2023
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points shock	$10,017	2.7%	$13,318	3.9%
Up 200 basis points ramp	7,911	2.1%	7,068	2.1%
Up 100 basis points ramp	4,431	1.2%	3,389	1.0%
Down 100 basis points ramp	(3,537)	(1.0)%	(5,042)	(1.5)%
The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 2.7% as of December 31, 2024, compared to a positive 3.9% as of December 31, 2023. The balance sheet became less asset sensitive as loans reprice slower than deposits.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2024	At December 31, 2023
Up 300 basis points	(5.5)%	(6.3)%
Up 200 basis points	(4.1)%	(4.4)%
Up 100 basis points	(1.3)%	(2.2)%
Down 100 basis points	(0.8)%	2.1%
The Company's EVE asset sensitivity decreased from December 31, 2023 to December 31, 2024 driven by change in deposit mix and loan growth.
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2024.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets (1):
Short-term investments	$478,997	$—	$—	$—	$—	$478,997
Weighted average rate	4.33%	—%	—%	—%	—%	4.33%
Investment securities (1) (3)	149,753	182,918	132,879	197,908	231,575	895,033
Weighted average rate	2.03%	2.70%	2.65%	2.83%	2.43%	2.54%
Commercial real estate loans (1)	2,623,203	801,344	763,564	1,105,816	422,188	5,716,115
Weighted average rate	6.01%	4.46%	4.83%	5.21%	5.39%	5.43%
Commercial loans and leases (1)	1,125,818	465,215	344,964	402,310	168,358	2,506,665
Weighted average rate	7.12%	7.32%	7.80%	7.54%	7.24%	7.33%
Consumer loans (1)	703,762	136,235	126,475	194,800	395,237	1,556,509
Weighted average rate	6.54%	4.22%	4.39%	4.82%	5.36%	5.65%
Total interest-earning assets	5,081,533	1,585,712	1,367,882	1,900,834	1,217,358	11,153,319
Weighted average rate	6.05%	5.07%	5.32%	5.41%	5.07%	5.61%

Interest-bearing liabilities (1):
NOW accounts	$—	$—	$—	$—	$617,246	$617,246
Weighted average rate	—%	—%	—%	—%	0.57%	0.57%
Savings accounts	—	—	—	—	1,721,247	1,721,247
Weighted average rate	—%	—%	—%	—%	2.35%	2.35%
Money market savings accounts	2,116,360	—	—	—	—	2,116,360
Weighted average rate	2.50%	—%	—%	—%	—%	2.50%
Certificates of deposit (1)	1,773,258	78,153	13,188	20,844	—	1,885,443
Weighted average rate	4.38%	3.34%	2.13%	2.03%	—%	4.30%
Brokered deposits	786,026	83,486	—	(559)	—	868,953
Weighted average rate	4.55%	4.34%	—%	—%	—%	4.53%
Borrowed funds (1)	1,443,760	70,820	780	3,247	1,238	1,519,845
Weighted average rate	4.90%	4.24%	2.96%	1.47%	4.86%	4.86%
Total interest-bearing liabilities	6,119,404	232,459	13,968	23,532	2,339,731	8,729,094
Weighted average rate	3.88%	3.97%	2.18%	2.00%	1.88%	3.20%
Interest sensitivity gap (2)	$(1,037,871)	$1,353,253	$1,353,914	$1,877,302	$(1,122,373)	$2,424,225
Cumulative interest sensitivity gap	$(1,037,871)	$315,382	$1,669,296	$3,546,598	$2,424,225
Cumulative interest sensitivity gap as a percentage of total assets	(8.72)%	2.65%	14.02%	29.79%	20.36%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(9.31)%	2.83%	14.97%	31.80%	21.74%
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

As of December 31, 2024, interest-earning assets maturing or repricing within one year amounted to $5.1 billion and interest-bearing liabilities maturing or repricing within one year amounted to $6.1 billion, resulting in a cumulative one-year negative gap position of $1.0 billion or 9.31% of total interest-earning assets. As of December 31, 2023, the Company had a cumulative one-year negative gap position of $521.4 million, or 4.89% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2023 was due to an increase of borrowed funds and non-maturity deposits.
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
Management's Report on Internal Control Over Financial Reporting as of December 31, 2024 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
Item 9B.    Other Information
(a). Retention Bonus Agreements
On February 26, 2025, the Company entered into retention bonus agreements with each of Carl M. Carlson, the Company’s Co-President and Chief Financial and Strategy Officer, and Michael W. McCurdy, the Company’s Co-President and Chief Operating Officer (the “Retention Bonus Agreements”). The Retention Bonus Agreements were entered into in connection with the Merger to incentivize Mr. Carlson and Mr. McCurdy to remain employed with Brookline and, after the closing of the Merger, Berkshire. Pursuant to the Retention Bonus Agreements, Mr. Carlson’s and Mr. McCurdy’s retention bonuses are each equal to $3 million, payable in two equal installments with 50% of each retention bonus becoming earned and payable on the first anniversary of the closing of the Merger and 50% of each retention bonus becoming earned and payable on the second anniversary of the closing of the Merger, in each case, subject to such executive officer’s continued employment through such date. In the event that Mr. Carlson’s or Mr. McCurdy’s employment is terminated by the Company (or, after the closing of the Merger, Berkshire) without “cause”, due to their death or disability, or by such executive officer for “good reason” (as each term is defined in each executive officer’s employment agreement), the full amount of any unpaid retention bonuses shall accelerate and become payable on the first regularly scheduled payroll cycle following the date of termination. Copies of the Retention Bonus Agreements are filed as Exhibits 10.15 and 10.16 of this Annual Report on Form 10-K and incorporated herein by reference.
Meiklejohn Agreement
On February 26, 2025, Berkshire, Brookline Bank and Mark J. Meiklejohn entered into an employment agreement (the “Meiklejohn Agreement”). The Meiklejohn Agreement will become effective as of the closing of the Merger and sets forth the terms of Mr. Meiklejohn’s employment with Berkshire and Brookline Bank following the Merger. The Meiklejohn Agreement supersedes and replaces Mr. Meiklejohn’s preexisting employment agreement.
Pursuant to the Meiklejohn Agreement, Mr. Meiklejohn will receive a base salary, subject to periodic review by the Berkshire board of directors or compensation committee, and cash incentive compensation and equity awards as determined by the Berkshire board of directors or compensation committee from time to time. As of the closing of the Merger, the base salary of Mr. Meiklejohn will be equal to $480,500.00. As of the closing of the Merger, Mr. Meiklejohn’s target annual incentive compensation will continue to be equal to 60% of his base salary and the target value of his annual equity award will have a grant date fair value of 50% of his base salary. In addition, Mr. Meiklejohn will be eligible to participate in the employee benefit plans generally available to employees of Berkshire and Brookline Bank after the Merger, subject to the terms of such plans. Mr. Meiklejohn will also continue to receive a car allowance of $500 per month, parking near the bank’s office in Providence, Rhode Island, and payment of membership dues to the Aurora Civic Association in Providence, Rhode Island.
In the event of a termination of employment after the closing of the merger by Berkshire or Brookline Bank without “cause” or by such executive officer for “good reason” (as each term is defined in the Meiklejohn Agreement), subject to his execution of a separation agreement and release of claims in favor of Berkshire and Brookline Bank, Mr. Meiklejohn is entitled to receive severance equal to (i) two times the sum of (A) his then-current base salary (or, in the case of a termination by Mr. Meiklejohn for good reason due to a reduction in base salary, the base salary in effect immediately prior to such reduction), and (B) his target bonus for the then-current year; (ii) full acceleration of vesting of all stock options and other stock-based awards held by such executive officer; (iii) subject to the Mr. Meiklejohn’s proper election to receive benefits under COBRA and copayment of premiums at the applicable active employee’s rate, a monthly payment equal to the monthly employer contribution that Berkshire would have made to provide health insurance to the executive officer had he remained employed until the earlier of 24 months from the date of termination or the date that he becomes eligible for group medical benefits under any other employer’s group medical plan; and (iv) continued life and disability coverage for 24 months following the date of termination.
In lieu of the payments the payments and benefits described in the paragraph above, in the event of a termination of employment on or within 24 months after a “change in control” (as defined in the employment agreement) by either Berkshire and Brookline Bank without “cause” or by Mr. Meiklejohn for “good reason” (as each term is defined in Meiklejohn Agreement), subject to his execution of a separation agreement and release of claims in favor of Berkshire and Brookline Bank, Mr. Meiklejohn is entitled to receive severance equal to (i) two times the sum of (A) Mr. Meiklejohn’s then-current base salary (or the base salary in effect immediately prior to the change in control, if higher), and (B) Mr. Meiklejohn’s target bonus for the then-current year (or, the target bonus in effect immediately prior to the change in control, if higher); (ii) full acceleration of vesting of all stock options and other stock-based awards held by Mr. Meiklejohn; (iii) subject to Mr. Meiklejohn’s proper election to receive benefits under COBRA and copayment of premiums at the applicable active employee’s rate, a monthly payment equal to the monthly employer contribution that Brookline would have made to provide health insurance to Mr. Meiklejohn had he or she remained employed until the earlier of 24 months from the date of termination or the date that the executive officer becomes eligible for group medical benefits under any other employer’s group medical plan; and (iv) continued life and disability coverage for 24 months following the date of termination.
In addition, Mr. Meiklejohn is entitled to voluntary termination benefits in the event that they resign within two years following the closing of the merger, subject to Mr. Meiklejohn’s execution of a separation agreement and release of claims in favor of Berkshire and Brookline Bank, equal to the severance benefits described above for a termination that is not in connection with a change in control (excluding equity acceleration). In the event that Mr. Meiklejohn’s disability, Berkshire and Brookline Bank will continue to pay his base salary (reduced by any benefits he may be entitled to receive under any state or federal disability insurance program) for a period of six months from the date of disability.
A copy of the Meiklejohn Agreement is filed as Exhibits 10.17 of this Annual Report on Form 10-K and incorporated herein by reference.
(b). During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by Item 10 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
Item 11.    Executive Compensation
Information required by Item 11 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185
Information required by Item 14 shall be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

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
2.1
Agreement and Plan of Merger, dated as of December 16, 2024, by and among Berkshire Hills Bancorp, Inc., Commerce Acquisition Sub, Inc., and Brookline Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on December 16, 2024).

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

10.6.3+	Third Amendment to the Employment Agreement, dated September 22, 2021, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault.
10.6.4+	Fourth Amendment to the Employment Agreement, dated April 28, 2023, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault
10.6.5+
Fifth Amendment to Employment Agreement, dated as of December 16, 2024, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 16, 2024).

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

10.15+*	Retention Bonus Agreement, dated February 26, 2025, by and between Brookline Bancorp, Inc. and Carl M. Carlson.
10.16+*	Retention Bonus Agreement, dated February 26, 2025, by and between Brookline Bancorp, Inc. and Michael W. McCurdy.
10.17+*	Employment Agreement, dated February 26, 2025, by and among Berkshire Hills Bancorp, Inc., Brookline Bank, and Mark J. Meiklejohn.
19.1	Brookline Bancorp, Inc. Insider Trading Policy
21	Subsidiaries of the Registrant (incorporated by reference in Part I, Item 1. "Business—General" of this Annual Report on Form 10-K)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Rule 13a-14(b) Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
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

Date: March 3, 2025	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, Chairman and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Co-President, Chief Financial and Strategy Officer (Principal Financial Officer)
	Date: March 3, 2025		Date: March 3, 2025

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: March 3, 2025		Date: March 3, 2025

By:	/s/ JOANNE CHANG	By:	/s/ JOHN M. PEREIRA
	Joanne Chang, Director		John M. Pereira, Director
	Date: March 3, 2025		Date: March 3, 2025

By:	/s/ WILLARD I. HILL, JR.	By:	/s/ MERRILL W. SHERMAN
	Willard I. Hill, Jr., Director		Merrill W. Sherman, Director
	Date: March 3, 2025		Date: March 3, 2025

By:	/s/ THOMAS J. HOLLISTER
Thomas J. Hollister, Lead Director
Date: March 3, 2025

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Brookline Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brookline Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the collective allowance for credit losses
As discussed in Notes 1 and Note 7 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and leases and unfunded commitments evaluated on a collective basis as of December 31, 2024 (the collective ACL) was $109.7 million, which consists of an allowance for loan and lease losses evaluated on a collective basis of $103.7 million and a reserve for unfunded commitments, evaluated on a collective basis of $6.0 million. The collective ACL is calculated using models developed by a third party, which include Commercial real estate lifetime, Commercial and industrial lifetime, and Retail lifetime models (collectively, the lifetime loss rate models). Lifetime loss rate models calculate the expected losses over the life of the loan based on the exposure at default, loan attributes and reasonable and supportable economic forecasts. The exposure at default considers the current unpaid balance, prepayment assumptions and utilization of unfunded commitment assumptions. In order to capture the unique risk characteristics of the loan and lease portfolios, the lifetime loss rate models segment the portfolios based on individual loan attributes and credit risk ratings for commercial loans. The economic forecasts include various projections of certain macro-economic variables. The Company uses multiple economic forecasts, which are probability weighted. The collective ACL estimate incorporates reasonable and supportable forecasts of various macro-economic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecasts assumes each macro-economic variable will revert to long-term expectations. The Company calibrates expected losses for each model using a scalar, which is determined by examining the loss rates of peer banks that have similar operations and asset bases to the Company and comparing these peer group loss rates to the model results. In addition, adjustments are made to the quantitative model outputs for relevant qualitative factors.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the lifetime loss rates and their significant assumptions, including the economic forecasts including the various projections of certain macro-economic variables, the related weighting of the economic forecasts, the scalar applied to each model, utilization of unfunded commitments assumptions, and credit risk ratings for commercial loans, and (2) the qualitative factors and their significant assumptions and inputs, including historic loss patterns and the impact of current portfolio metrics. The assessment also included an evaluation of the conceptual soundness and performance of the models.
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
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We also evaluated whether (1) the Company’s collective ACL methodology is in compliance with U.S. generally accepted accounting principles, and (2) the methodology used to determine the utilization of unfunded commitments assumptions is conceptually sound by comparing it to relevant Company specific metrics and trends and applicable industry practices. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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
Boston, Massachusetts
March 3, 2025

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2024	2023
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$64,673	$34,514
Short-term investments	478,997	98,513
Total cash and cash equivalents	543,670	133,027
Investment securities available-for-sale	895,034	916,601
Total investment securities	895,034	916,601
Allowance for investment security losses	(82)	(441)
Net investment securities	894,952	916,160
Loans and leases:
Commercial real estate loans	5,716,114	5,764,529
Commercial loans and leases	2,506,664	2,399,668
Consumer loans	1,556,510	1,477,392
Total loans and leases	9,779,288	9,641,589
Allowance for loan and lease losses	(125,083)	(117,522)
Net loans and leases	9,654,205	9,524,067
Restricted equity securities	83,155	77,595
Premises and equipment, net of accumulated depreciation of $103,466 and $100,408, respectively	86,781	89,853
Right-of-use asset operating leases	43,527	30,863
Deferred tax asset	56,620	56,952
Goodwill	241,222	241,222
Identified intangible assets, net of accumulated amortization of $16,526 and $47,963, respectively	17,461	24,207
OREO and repossessed assets, net	1,103	1,694
Other assets	282,630	286,616
Total assets	$11,905,326	$11,382,256
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$1,692,394	$1,678,406
Interest-bearing deposits:
NOW accounts	617,246	661,863
Savings accounts	1,721,247	1,669,018
Money market accounts	2,116,360	2,082,810
Certificate of deposit accounts	1,885,444	1,574,855
Brokered deposit accounts	868,953	881,173
Total interest-bearing deposits	7,209,250	6,869,719
Total deposits	8,901,644	8,548,125
Borrowed funds:
Advances from the FHLB	1,355,926	1,223,226
Subordinated debentures and notes	84,328	84,188
Other borrowed funds	79,592	69,256
Total borrowed funds	1,519,846	1,376,670
Operating lease liabilities	44,785	31,998
Mortgagors' escrow accounts	15,875	17,239
Reserve for unfunded credits	5,981	19,767
Accrued expenses and other liabilities	195,256	189,813
Total liabilities	10,683,387	10,183,612

Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	902,584	902,659
Retained earnings	458,943	438,722
Accumulated other comprehensive (loss) income	(52,882)	(52,798)
Treasury stock, at cost; 7,019,384 shares and 7,354,399 shares, respectively	(87,676)	(90,909)
Total stockholders' equity	1,221,939	1,198,644
Total liabilities and stockholders' equity	$11,905,326	$11,382,256
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2024	2023	2022
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$587,929	$533,739	$328,769
Debt securities	26,252	29,648	13,079
Restricted equity securities	5,786	5,571	1,898
Short-term investments	8,554	8,329	1,440
Total interest and dividend income	628,521	577,287	345,186
Interest expense:
Deposits	232,963	175,665	29,592
Borrowed funds	65,973	61,911	15,823
Total interest expense	298,936	237,576	45,415
Net interest income	329,585	339,711	299,771
Provision for credit losses on loans	22,003	37,868	8,525
(Credit) provision for credit losses on investments	(359)	339	102
Net interest income after provision for credit losses	307,941	301,504	291,144
Non-interest income:
Deposit fees	10,548	11,611	10,919
Loan fees	2,394	2,036	2,208
Loan level derivative income, net	1,658	3,890	4,246
Gain on sales of investment securities, net	—	1,704	321
Gain on sales of loans and leases	951	2,581	4,136
Other	10,064	10,112	6,517
Total non-interest income	25,615	31,934	28,347
Non-interest expense:
Compensation and employee benefits	143,723	138,895	113,487
Occupancy	22,056	20,203	16,002
Equipment and data processing	27,374	27,004	20,833
Professional services	7,133	7,226	5,060
FDIC insurance	8,044	7,844	3,177
Advertising and marketing	5,240	4,724	4,980
Amortization of identified intangible assets	6,746	7,840	494
Merger and restructuring expense	4,201	7,411	2,249
Other	17,348	18,377	13,260
Total non-interest expense	241,865	239,524	179,542
Income before provision for income taxes	91,691	93,914	139,949
Provision for income taxes	22,976	18,915	30,205
Net income	68,715	74,999	109,744
Earnings per common share:
Basic	$0.77	$0.85	$1.42
Diluted	0.77	0.85	1.42
Weighted average common shares outstanding during the year:
Basic	88,983,248	88,230,681	77,079,278
Diluted	89,302,304	88,450,646	77,351,834
Dividends declared per common share	$0.540	$0.540	$0.530

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Net income	$68,715	$74,999	$109,744

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(1,704)	9,560	(77,303)
Income tax (expense) benefit	532	(1,913)	17,038
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(1,172)	7,647	(60,265)
Less reclassification adjustments for securities gains (losses) included in net income:
Gain (loss) on sales of securities, net	—	—	(327)
Income tax (expense) benefit	—	—	72
Net reclassification adjustments for securities gains (losses) included in net income	—	—	(255)
Net unrealized securities holding gains (losses)	(1,172)	7,647	(60,010)

Cash flow hedges:
Change in fair value of cash flow hedges	(3,620)	(2,829)	(2,899)
Reclassification adjustment for (income) expense recognized in earnings	—	—	(168)
Income tax (expense) benefit	876	803	788
Net change in fair value of cash flow hedges, net of taxes	(2,744)	(2,026)	(2,279)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(4,036)	(3,632)	—
Income tax (expense) benefit	1,034	945	—
Net reclassification adjustment for change in fair value of cash flow hedges	(3,002)	(2,687)	—

Net change in fair value of cash flow hedges	258	$661	—

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	1,127	1,135	611
Income tax (expense) benefit	(297)	(294)	(159)
Net adjustment of accumulated obligation for postretirement benefits	830	841	452

Other comprehensive gain (loss), net of taxes	(84)	9,149	(61,837)

Comprehensive income	68,631	84,148	47,907

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2024, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$—	$1,198,644
Net income	—	—	68,715	—	—	—	68,715
Other comprehensive income (loss)	—	—	—	(84)	—	—	(84)
Common stock dividends of $0.540 per share	—	—	(48,058)	—	—	—	(48,058)
Restricted stock awards, net of awards surrendered	—	(3,891)	—	—	3,233	—	(658)
Compensation under recognition and retention plans	—	3,816	(436)	—	—	—	3,380
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$—	$1,221,939

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$—	$992,125
Net income	—	—	74,999	—	—	—	74,999
PCSB acquisition	118	167,212	—	—	—	—	167,330
Other comprehensive income (loss)	—	—	—	9,149	—	—	9,149
Common stock dividends of $0.54 per share	—	—	(47,926)	—	—	—	(47,926)
Restricted stock awards, net of awards surrendered	—	(4,720)	—	—	3,964	—	(756)
Compensation under recognition and retention plans	—	4,093	(370)	—	—	—	3,723
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$—	$1,198,644

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2021	$852	$736,826	$342,639	$(110)	$(84,718)	$(147)	$995,342
Net income	—	—	109,744	—	—	—	109,744
Other comprehensive income (loss)	—	—	—	(61,837)	—	—	(61,837)
Common stock dividends of $0.530 per share	—	—	(40,077)	—	—	—	(40,077)
Restricted stock awards, net of awards surrendered	—	(4,310)	—	—	3,625	—	(685)
Compensation under recognition and retention plans	—	3,349	(287)	—	—	—	3,062
Treasury stock, repurchase shares	—	—	—	—	(13,780)	—	(13,780)
Common stock held by ESOP committed to be released (24,660 shares)	—	209	—	—	—	147	356
Balance at December 31, 2022	$852	$736,074	$412,019	$(61,947)	$(94,873)	$—	$992,125

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Cash flows from operating activities:
Net income	$68,715	$74,999	$109,744
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	21,644	38,207	8,627
Deferred income tax expense	409	16,167	4,357
Depreciation of premises and equipment	7,890	8,159	6,027
(Accretion) amortization of investment securities deferred, net	(5,657)	(8,658)	1,631
(Accretion) amortization of premiums and discounts and deferred loan and lease origination costs, net	(6,682)	(4,708)	4,934
Amortization of identified intangible assets	6,746	7,840	494
Amortization of debt issuance costs	100	100	101
Amortization (accretion) of acquisition fair value adjustments, net	1,313	(1,611)	41
Gain on investment securities, net	—	(1,704)	(321)
Gain on sales of loans and leases	(951)	(2,581)	(4,136)
Loss on sales of OREO	—	4	—
Write-down of OREO and other repossessed assets	574	181	178
Compensation under recognition and retention plans	3,380	3,723	3,062
ESOP shares committed to be released	—	—	356
Net change in:
Cash surrender value of bank-owned life insurance	(2,017)	(1,269)	(1,025)
Other assets	6,590	13,758	(48,725)
Accrued expenses and other liabilities	2,900	(26,010)	35,416
Net cash provided from operating activities	104,954	116,597	120,761

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	229,981	78,778
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	173,996	272,419	98,572
Purchases of investment securities available-for-sale	(148,476)	(362,905)	(197,632)
Proceeds from redemption/sales of restricted equity securities	32,834	48,489	29,923
Purchase of restricted equity securities	(38,394)	(50,775)	(66,153)
Proceeds from sales of loans and leases held-for-investment, net	109,742	244,133	463,937
Net increase in loans and leases	(265,919)	(955,593)	(959,561)
Acquisitions, net of cash and cash equivalents acquired	—	(80,209)	—

Purchase of premises and equipment, net	(4,985)	(12,357)	(7,388)
Proceeds from sales of OREO and other repossessed assets	1,599	1,552	1,831
Net cash used for investing activities	(139,603)	(665,265)	(557,693)

			(Continued)

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Cash flows from financing activities:
Increase (decrease) in demand checking, NOW, savings and money market accounts	5,424	(402,552)	(532,446)
Increase in certificates of deposit and brokered certificates of deposit	347,057	859,866	4,686
Proceeds from FHLB advances	1,643,100	6,155,000	8,608,609
Repayment of FHLB advances	(1,510,516)	(6,222,735)	(7,518,693)
Increase (decrease) in other borrowed funds, net	10,336	(41,529)	(14,732)
Decrease in mortgagors' escrow accounts, net	(1,364)	(678)	(689)
Repurchases of common stock	—	—	(13,780)
Payment of dividends on common stock	(48,058)	(47,926)	(40,077)
Payment of income taxes for shares withheld in share based activity	(687)	(710)	(724)
Net cash provided from financing activities	445,292	298,736	492,154
Net increase (decrease) in cash and cash equivalents	410,643	(249,932)	55,222
Cash and cash equivalents at beginning of year	133,027	382,959	327,737
Cash and cash equivalents at end of year	$543,670	$133,027	$382,959

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$291,428	$238,396	$41,040
Income taxes	13,085	8,632	22,554
Non-cash investing activities:
Transfer from loans to other real estate owned and other repossessed assets	$1,582	$3,023	$1,699
Acquisition of PCSB Financial Corporation
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$1,931,528	$—
Fair value of liabilities assumed	—	1,676,110	—
Common stock issued	—	118	—

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Basis of Presentation
Overview
The Company is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered trust company, BankRI, a Rhode Island-chartered financial institution, and PCSB Bank, a New York-chartered commercial bank. The Banks are all members of the Federal Reserve System. The Company is also the parent of Clarendon Private. The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Banks and its non-bank subsidiaries. Brookline Securities Corp., previously a subsidiary of the Company was dissolved in November 2023.
Brookline Bank, which includes its wholly-owned subsidiaries Longwood Securities Corp., Eastern Funding and First Ipswich Insurance Agency, operates 27 full-service banking offices in the Greater Boston metropolitan area with three additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 22 full-service banking offices in the Greater Providence, Rhode Island area. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant changes in the near-term include the determination of the ACL and the determination of fair market values of assets and liabilities.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Cash and Cash Equivalents
For purposes of reporting asset balances and cash flows, cash and cash equivalents includes cash on hand and due from banks (including cash items in process of clearing), interest-bearing deposits with banks, federal funds sold, money market mutual funds and other short-term investments with original maturities of three months or less. Cash and cash equivalents are held at major institutions and are subject to credit risk to the extent those balances exceed applicable FDIC or Securities Investor Protection Corporation limitations.
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," "held-to-maturity," or "held-for-trading." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the FHLB of Boston, the FHLB of New York, the Federal Reserve Bank of Boston, the Federal Reserve Bank of New York, and other restricted equities are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale, Held-to-Maturity, and Held-for-Trading
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. As of December 31, 2024 and 2023, the Company did not hold any securities as held-to-maturity. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Investment securities expected to be held for very short term duration, used for hedging, or are marketable equity securities are typically designated held-for-trading. Held-for-trading securities are carried at estimated fair value principally based on market prices and dealer quotes received from third-party and nationally-recognized pricing services. Gains and losses for held-for-trading are reported on the income statement as gains on investment securities, net. As of December 31, 2024 and 2023, the Company did not hold any securities as held-for-trading. As of December 31, 2024 and 2023, the Company did not make any adjustments to the prices provided by the third-party pricing service.
Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and are recorded in non-interest income. Interest and dividends on securities are recorded using the accrual method. Premiums and discounts on securities are amortized or accreted into interest income using the level-yield method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of MBSs and CMOs. These estimates of prepayment assumptions are made based upon the actual performance of the underlying security, current interest rates, the general market consensus regarding changes in mortgage interest rates, the contractual repayment terms of the underlying loans, the priority rights of the investors to the cash flows from the mortgage securities and other economic conditions. When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield been applied since purchase, with a corresponding charge or credit to interest income.
Restricted Equity Securities
The Company invests in the stock of the FHLB of Boston, the FHLB of New York, the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York, and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLB, are required to maintain investments in the capital stock of the FHLB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLB advances. The Company has also purchased Federal Reserve Bank of Boston and Federal Reserve Bank of New York stock which is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2024 and 2023, no impairment has been recognized.

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
Loans and Leases Held-for-Sale
Management identifies and designates certain newly originated loans and leases for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans and leases are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are included in the determination of the gain or loss on sale. The Company had no loans and leases held-for-sale as of December 31, 2024 and 2023.
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
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller-balance, homogeneous loans that are evaluated collectively for impairment, such as residential, home equity and other consumer loans are specifically excluded from the impaired loan portfolio. The Company has defined the population of impaired loans to include nonaccrual loans.
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
The current guidance also eliminates the requirement to measure the allowance using a DCF methodology, and allows for a portfolio-based methodology for modified loans to troubled borrowers. If the DCF approach is still utilized for individually evaluated loans, the discount rate used must be the modified effective interest rate, rather than the original effective interest rate. Typically, modified loans to troubled borrowers are Substandard credits and are already evaluated for impairment on an individual basis.
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
Historical loss rate models apply a loss rate to the outstanding balance of the loan. Management uses historical loss rates for condominium association and government lease portfolio segments because these loans have distinct, historical, or expected loss patterns and a de minimus effect on the overall allowance and provision.
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of GDP, interest rates, property price indices, and employment measures. The forecasts are probability-weighted based on available information at the time of the calculation execution. Scenario weighting and model parameters are reviewed for each calculation and are subject to change. The models recognize that the life of a loan may exceed the economic forecast, therefore, the models employ mean reversion techniques at the input level to predict credit losses for loans that are expected to mature beyond the forecast period. The forecasts utilized at December 31, 2024 reflect the immediate and longer-term effects of a higher interest rate environment relative to the past cycle and the corresponding impacts on employment, GDP growth, and real estate indices.

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
For December 31, 2024, management applied qualitative adjustments based on historical loss patterns, current loan and portfolio metrics, and expert judgment based on professional experience. These qualitative adjustments result in additions to reserves as compared to the model output. These adjustments included an adjustment to the economic scenario weighting slightly towards a recessionary environment, as well as specific risks including: office, interest rate risk on maturing and refinancing loans, non-speculative construction relationships, non-recourse C&I relationships, and higher than average loss severity rates on certain specialty lending segments.
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
Leases
The Company leases certain office space under various noncancellable operating leases as well as certain other assets. These leases have terms ranging from 1 year to over 19 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. Right-of-use lease assets are carried on the balance sheet at amortized cost and corresponding lease liabilities are carried on the balance sheet at present value of the future minimum lease payments, adjusted for any initial direct costs and incentives. All of the Company's current outstanding leases are classified as operating leases.
Bank-Owned Life Insurance
The Company acquired BOLI plans as part of its acquisitions of PCSB Bank, First Ipswich Bank and BankRI. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI, PCSB Bank and Brookline Bank as successor in interest to First Ipswich Bank, are the beneficiaries of their respective policies. The Banks utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including their retirement obligations and SERPs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. A Company can perform a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that the fair value of an acquired asset is less than its carrying value, or, if for any other reason the Company determines it to be appropriate, then a quantitative assessment will be performed. If a quantitative analysis were performed, management would select a sample of comparable acquisitions and calculate the control premium associated with each sale. The Company’s market capitalization would then be times by the sampled control premium allowing management to compare the calculated fair value to the Company’s current book value to determine if an adjustment to goodwill is warranted. During 2024, management performed a qualitative analysis which indicated that the Company did not have any impairment of Goodwill and no quantitative analysis was deemed necessary. The Company did not have any impairment of goodwill and other identified intangible assets as of December 31, 2024 and 2023. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Employee Benefits
Costs related to the Company's 401(k) plan are recognized in current earnings. Costs related to the Company's nonqualified deferred compensation plan, SERPs and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits and defined pension plans are recognized through comprehensive income in the year in which changes occur.
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
Earnings per Common Share
EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of Treasury shares and unvested shares of restricted stock. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method. Management evaluated the "two class" method and concluded that the method did not apply to the Company's EPS calculation.
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
For new ITCs, the Company chose to apply the flow-through method and immediately recognize the ITC benefit in income tax expense, as opposed to deferring.
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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2024, 2023 and 2022. Therefore, the Company has determined to be a single segment.
(2) Recent Accounting Pronouncements
Accounting Standards Adopted in 2024, 2023 and 2022
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted ASU 2021-08 as of January 1, 2023 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which improves reportable segment disclosure requirements, particularly regarding a reportable segment’s expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements and continues to operate as one reportable segment.
(3) Cash, Cash Equivalents and Short-Term Investments
Aggregate reserve balances included in cash and cash equivalents were $480.9 million and $110.9 million, respectively, as of December 31, 2024 and 2023.
Short-term investments are summarized as follows:

	At December 31,
	2024	2023
	(In Thousands)
FRB interest bearing reserve	$470,706	$86,864
FHLB overnight deposits	8,291	11,649
Total short-term investments	$478,997	$98,513
Short-term investments are stated at cost which approximates market value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(4) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,099	$225	$19,030	$176,294
GSE CMOs	62,567	4	7,028	55,543
GSE MBSs	166,843	63	18,621	148,285
Municipal obligations	20,526	19	291	20,254
Corporate debt obligations	12,140	225	78	12,287
U.S. Treasury bonds	506,714	331	25,173	481,872
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$964,389	$867	$70,222	$895,034

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$220,604	$517	$19,994	$201,127
GSE CMOs	66,463	33	4,879	61,617
GSE MBSs	186,614	62	16,679	169,997
Municipal obligations	18,785	184	47	18,922
Corporate debt obligations	20,521	82	887	19,716
U.S. Treasury bonds	470,764	423	26,450	444,737
Foreign government obligations	500	—	15	485
Total investment securities available-for-sale	$984,251	$1,301	$68,951	$916,601
As of December 31, 2024, the fair value of all investment securities available-for-sale was $895.0 million, with net unrealized losses of $69.4 million, compared to a fair value of $916.6 million and net unrealized losses of $67.7 million as of December 31, 2023. As of December 31, 2024, $705.3 million, or 78.8% of the portfolio, had gross unrealized losses of $70.2 million, compared to $717.2 million, or 77.8% of the portfolio, with gross unrealized losses of $69.0 million as of December 31, 2023.
As of December 31, 2024 and 2023, the Company did not hold any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of December 31, 2024 and 2023, respectively, $792.0 million and $791.2 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits ("TT&L"); swap agreements; Federal Reserve Bank borrowings; and FHLB of Boston and FHLB of New York borrowings. The Banks did not have any outstanding Federal Reserve Bank borrowings as of December 31, 2024 and 2023.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.1 million, respectively, as of December 31, 2024 and 2023.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024 and 2023.
Assessment for Available-for-Sale Securities for Impairment
Investment securities as of December 31, 2024 and 2023 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$30,753	$281	$107,750	$18,749	$138,503	$19,030
GSE CMOs	4,664	107	50,334	6,921	54,998	7,028
GSE MBSs	11,128	596	131,481	18,025	142,609	18,621
Municipal obligations	3,616	74	3,568	217	7,184	291
Corporate debt obligations	—	—	2,550	78	2,550	78
U.S. Treasury bonds	67,290	285	291,641	24,888	358,931	25,173
Foreign government obligations	—	—	499	1	499	1
Temporarily impaired investment securities available-for-sale	117,451	1,343	587,823	68,879	705,274	70,222
Total temporarily impaired investment securities	$117,451	$1,343	$587,823	$68,879	$705,274	$70,222

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$10,964	$12	$121,993	$19,982	$132,957	$19,994
GSE CMOs	42,057	3,547	14,571	1,332	56,628	4,879
GSE MBSs	34,317	561	122,367	16,118	156,684	16,679
Municipal obligations	3,859	47	—	—	3,859	47
Corporate debt obligations	10,911	810	6,427	77	17,338	887
U.S. Treasury bonds	117,132	676	232,074	25,774	349,206	26,450
Foreign government obligations	—	—	485	15	485	15
Temporarily impaired investment securities available-for-sale	219,240	5,653	497,917	63,298	717,157	68,951
Total temporarily impaired investment securities	$219,240	$5,653	$497,917	$63,298	$717,157	$68,951
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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of December 31, 2024. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of December 31, 2024. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of December 31, 2024, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $36.9 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $33.9 million as of December 31, 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2024, the Company owned 34 GSE debentures with a total fair value of $176.3 million, and a net unrealized loss of $18.8 million. As of December 31, 2023, the Company held 43 GSE debentures with a total fair value of $201.1 million, and a net unrealized loss of $19.5 million. As of December 31, 2024, 23 of the 34 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 27 of the 43 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S. Government. During the twelve months ended December 31, 2024 and 2023, the Company did not purchase any GSE debentures securities.
As of December 31, 2024, the Company owned 59 GSE CMOs with a total fair value of $55.5 million and a net unrealized loss of $7.0 million. As of December 31, 2023, the Company held 60 GSE CMOs with a total fair value of $61.6 million with a net unrealized loss of $4.8 million. As of December 31, 2024, 57 of the 59 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 57 of 60 of the securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. For the years ended December 31, 2024 and 2023, the Company did not purchase any GSE CMOs.
As of December 31, 2024, the Company owned 141 GSE MBSs with a total fair value of $148.3 million and a net unrealized loss of $18.6 million. As of December 31, 2023, the Company held 146 GSE MBSs with a total fair value of $170.0 million with a net unrealized loss of $16.6 million. As of December 31, 2024, 92 of the 141 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 125 of the 146 securities in this portfolio were in an unrealized loss position. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the twelve months ended December 31, 2024, the Company purchased $4.1 million of GSE MBS securities compared to the same period in 2023, when the Company purchased $39.4 million of GSE MBS securities.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.. As of December 31, 2024, the Company owned 39 municipal obligation securities with a total fair value of $20.3 million and a net unrealized loss of $0.3 million. As of December 31, 2023, the Company owned 44 municipal obligation securities with a total fair value of $18.9 million and a net unrealized gain of $0.1 million. As of December 31, 2024, 13 of the 39 securities in this portfolio were in an unrealized loss position. During the twelve months ended December 31, 2024, the Company purchased $11.7 million of municipal securities compared to the same period in 2023 when the Company purchased $10.0 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of December 31, 2024, the Company owned 4 corporate obligation securities with a total fair value of $12.3 million and a net unrealized gain of $0.1 million. As of December 31, 2023, the Company held 11 corporate obligation securities with a total fair value of $19.7 million and a net unrealized loss of $0.8 million. As of December 31, 2024, 1 of the 4 securities in this portfolio was in an unrealized loss position. As of December 31, 2023, 9 of the 11 securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the years ended December 31, 2024 and 2023, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of December 31, 2024, the Company owned 65 U.S. Treasury bonds with a total fair value of $481.9 million and a net unrealized loss of $24.8 million. As of December 31, 2023, the Company owned 66 U.S. Treasury bonds with a total fair value of $444.7 million and a net unrealized loss of $26.0 million. As of December 31, 2024, 50 of the 65 securities in this portfolio were in an unrealized loss position. As of December 31, 2023, 53 of the 66 securities in this portfolio were in unrealized loss positions. During the twelves months ended December 31, 2024 the Company purchased $132.7 million U.S. Treasury bonds compared to the same period in 2023 when the Company purchased $272.7 million, of U.S. Treasury bonds.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of December 31, 2024 and 2023, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2024 and 2023, the security was in an unrealized loss position. During the twelves months ended December 31, 2024 and 2023 the Company did not purchase any foreign government obligation securities.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At December 31,
	2024			2023
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$103,337	$102,457	3.22%	$141,989	$141,340	4.27%
After 1 year through 5 years	449,289	434,608	3.32%	342,525	332,734	3.15%
After 5 years through 10 years	207,980	180,370	1.77%	268,182	233,059	1.69%
Over 10 years	203,783	177,599	3.13%	231,555	209,468	3.35%
	$964,389	$895,034	2.96%	$984,251	$916,601	3.00%
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
As of December 31, 2024, issuers of debt securities with an estimated fair value of $118.6 million had the right to call or prepay the obligations. Of the $118.6 million, approximately $4.8 million matures in less then 1 year, $67.4 million matures in 1-5 years, $38.9 million matures in 6-10 years, and $7.5 million mature after ten years. As of December 31, 2023, issuers of debt securities with an estimated fair value of approximately $122.0 million had the right to call or prepay the obligations. Of the $122.0 million, approximately $6.4 million matures in less than 1 year, $59.7 million matures in 1-5 years, $48.0 million matures in 6-10 years, and $7.9 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale during the year ended December 31, 2024. This compares to $230.0 million securities sold during the year ended December 31, 2023. Securities sales executed during the twelve months ended 2023 were related to the acquisition of PCSB and the restructuring of the acquired investment portfolio.

	Year Ended December 31,
	2024	2023
	(In Thousands)
Proceeds from sales of investment securities available-for-sale	$—	$229,981

Gross gains from sales	—	2,705
Gross losses from sales	—	(1,001)
Gain (loss) on sales of securities, net	$—	$1,704

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2024	2023
	(In Thousands)
FHLB stock	$61,108	$55,548
FRB stock	21,881	21,881
Other restricted equity securities	166	166
	$83,155	$77,595
The Company invests in the stock of the FHLB of Boston and the FHLB of New York as one of the requirements to borrow. As of December 31, 2024 and 2023, FHLB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. As of December 31, 2024, the Company's investment in FHLB stock met the total stock investment requirement.
The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as required by its the Banks' membership in the Federal Reserve System. As of December 31, 2024 and 2023, Federal Reserve Bank stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
(6) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At December 31, 2024		At December 31, 2023

	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$4,027,265	5.40%	$4,047,288	5.47%
Multi-family mortgage	1,387,796	5.06%	1,415,191	5.14%
Construction	301,053	7.00%	302,050	6.86%
Total commercial real estate loans	5,716,114	5.40%	5,764,529	5.46%
Commercial loans and leases:
Commercial	1,164,052	6.51%	984,441	6.83%
Equipment financing	1,294,950	8.27%	1,370,648	7.76%
Condominium association	47,662	5.50%	44,579	5.05%
Total commercial loans and leases	2,506,664	7.40%	2,399,668	7.33%
Consumer loans:
Residential mortgage	1,114,732	4.69%	1,082,804	4.41%
Home equity	377,411	7.18%	344,182	8.03%
Other consumer	64,367	6.67%	50,406	7.68%
Total consumer loans	1,556,510	5.38%	1,477,392	5.36%
Total loans and leases	$9,779,288	5.91%	$9,641,589	5.91%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $37.5 million and $39.1 million at December 31, 2024 and December 31, 2023, respectively, and were included in other assets in the accompanying consolidated balance sheets.

The net unamortized deferred loan origination costs and premium and discount on acquired loans included in total loans and leases were $(19.6) million and $(29.0) million as of December 31, 2024 and 2023, respectively.
The Banks and their subsidiaries lend primarily in New England and New York, with the exception of equipment financing, of which 29.5% is in the Greater New York and New Jersey metropolitan area and 70.5% of which is in other areas in the United States of America as of December 31, 2024.

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(Dollars In Thousands)
Balance at beginning of year	$133,499	$123,577
New loans granted during the year	24,447	2,942
Loans no longer classified as insider loans	(68,516)	—
New loans to existing relationship	17,245	6,408
Net (repayments)/additional drawals	886	572
Balance at end of year	$107,561	$133,499
Unfunded commitments on extensions of credit to related parties totaled $5.6 million and $30.1 million as of December 31, 2024 and 2023, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2024 and 2023, there were $3.6 billion and $3.5 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; Federal Reserve Bank borrowings, and FHLB borrowings. The Banks did not have any outstanding Federal Reserve Bank borrowings as of December 31, 2024 and 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(7) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(22,345)	(40)	(26,810)
Recoveries	—	2,241	41	2,282
Provision (credit) for loan and lease losses excluding unfunded commitments	(2,814)	34,716	187	32,089
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083

	Year Ended December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2022	$68,154	$26,604	$3,724	$98,482
Charge-offs	(1,204)	(19,990)	(41)	(21,235)
Recoveries	132	1,406	34	1,572
Provision (credit) for loan and lease losses excluding unfunded commitments	14,328	21,537	2,838	38,703
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
The allowance for credit losses for unfunded credit commitments was $6.0 million, and $19.8 million at December 31, 2024 and December 31, 2023, respectively.
Provision for Credit Losses
The (credit) provisions for credit losses are set forth below for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(2,814)	$14,328	$(1,046)
Commercial	34,716	21,537	2,892
Consumer	187	2,838	872
Total provision (credit) for loan and lease losses	32,089	38,703	2,718
Unfunded credit commitments	(10,086)	(835)	5,807
Investment securities available-for-sale	(359)	339	102
Total provision (credit) for credit losses	$21,644	$38,207	$8,627
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of GDP, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at December 31, 2024 reflect the immediate and longer-term effects of a rising interest rate environment and inflationary conditions.
As of December 31, 2024, management applied qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative adjustments were applied to the commercial, multifamily, and commercial real estate (includes owner occupied, non-owner occupied, and construction) portfolios based on the Company’s historical loss experience and the loss experience of the Company’s peer group. High risk segments of the Eastern Funding portfolios also received additional qualitative adjustments based on recent loss history and expected liquidation values. These qualitative adjustments resulted in additions to reserves for all portfolios, as compared to the model output.
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
The general allowance for loan and lease losses was $107.5 million as of December 31, 2024, compared to $108.4 million as of December 31, 2023. The decrease of $0.9 million was primarily driven by the decreases in the general allowance of $5.7 million for commercial real estate loans and $2.3 million for commercial loans, offset by an increase of $6.9 million in the reserve for equipment financing loans.
The specific allowance for loan and lease losses was $17.5 million as of December 31, 2024, compared to $9.1 million as of December 31, 2023. The increase of $8.8 million was primarily driven by increases in the specific reserve of $7.8 million in equipment financing relationships and $2.2 million in commercial relationships, offset by a decrease of $1.2 million in the specific reserve for commercial real estate relationships.
As of December 31, 2024, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolio.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2024 and December 31, 2023 by credit quality indicator and year originated.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$147,877	$395,770	$677,054	$740,805	$368,755	$1,493,198	$45,933	$16,620	$3,886,012
OAEM	22,505	—	21,923	3,611	3,210	41,704	—	411	93,364
Substandard	—	—	3,653	5,416	—	38,820	—	—	47,889
Total	170,382	395,770	702,630	749,832	371,965	1,573,722	45,933	17,031	4,027,265
Current -period gross writeoffs	—	—	552	—	—	3,874	—	—	4,426
Multi-Family Mortgage
Pass	16,197	67,890	244,419	243,977	153,294	572,534	5,937	38,001	1,342,249
OAEM	—	—	11,606	—	—	3,855	—	—	15,461
Substandard	—	—	2,863	11,477	—	15,746	—	—	30,086
Total	16,197	67,890	258,888	255,454	153,294	592,135	5,937	38,001	1,387,796
Construction
Pass	50,569	24,642	169,636	37,832	1,649	221	8,754	—	293,303
OAEM	—	—	7,750	—	—	—	—	—	7,750
Total	50,569	24,642	177,386	37,832	1,649	221	8,754	—	301,053
Commercial
Pass	166,730	246,370	132,302	101,292	29,561	78,400	380,122	6,851	1,141,628
OAEM	—	—	—	48	—	284	1,711	—	2,043
Substandard	—	4	—	392	1,197	12,001	6,091	365	20,050
Doubtful	—	—	—	—	—	2	—	329	331

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Total	166,730	246,374	132,302	101,732	30,758	90,687	387,924	7,545	1,164,052
Current-period gross writeoffs	13	4	3,612	100	1,523	1,596	—	—	6,848
Equipment Financing
Pass	287,280	359,803	289,487	147,244	83,664	85,286	425	5,881	1,259,070
OAEM	—	—	1,572	930	—	—	—	—	2,502
Substandard	—	7,681	3,455	2,918	725	2,771	—	11,530	29,080
Doubtful	—	—	4,283	—	—	15	—	—	4,298
Total	287,280	367,484	298,797	151,092	84,389	88,072	425	17,411	1,294,950
Current-period gross writeoffs	840	2,801	4,740	1,430	5,219	4,166	—	—	19,196
Condominium Association
Pass	5,248	9,897	6,644	7,600	5,529	9,030	3,603	111	47,662
Total	5,248	9,897	6,644	7,600	5,529	9,030	3,603	111	47,662
Other Consumer
Pass	373	176	84	873	—	2,057	60,789	15	64,367
Total	373	176	84	873	—	2,057	60,789	15	64,367
Current-period gross writeoffs	7	—	3	—	1	12	—	—	23
Total
Pass	674,274	1,104,548	1,519,626	1,279,623	642,452	2,240,726	505,563	67,479	8,034,291
OAEM	22,505	—	42,851	4,589	3,210	45,843	1,711	411	121,120
Substandard	—	7,685	9,971	20,203	1,922	69,338	6,091	11,895	127,105
Doubtful	—	—	4,283	—	—	17	—	329	4,629
Total	$696,779	$1,112,233	$1,576,731	$1,304,415	$647,584	$2,355,924	$513,365	$80,114	$8,287,145
As of December 31, 2024, there were no loans categorized as definite loss.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$386,962	$690,374	$776,834	$378,322	$422,028	$1,245,148	$75,746	$14,882	$3,990,296
OAEM	—	—	2,529	3,300	1,784	1,674	—	—	9,287

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
Substandard	—	—	—	—	22,685	23,089	—	—	45,774
Doubtful	—	—	—	—	—	1,931	—	—	1,931
Total	386,962	690,374	779,363	381,622	446,497	1,271,842	75,746	14,882	4,047,288
Current -period gross writeoffs	—	4	942	—	—	258	—	—	1,204
Multi-Family Mortgage
Pass	68,963	217,727	256,198	165,770	193,162	468,623	5,947	36,585	1,412,975
Substandard	—	—	—	—	—	2,216	—	—	2,216
Total	68,963	217,727	256,198	165,770	193,162	470,839	5,947	36,585	1,415,191
Construction
Pass	25,691	212,904	36,192	6,292	1,176	239	5,984	—	288,478
Substandard	—	2,417	11,155	—	—	—	—	—	13,572
Total	25,691	215,321	47,347	6,292	1,176	239	5,984	—	302,050
Commercial
Pass	220,563	137,332	125,385	37,601	23,046	69,104	337,316	3,570	953,917
OAEM	—	—	79	2,081	1,291	—	1,827	8,225	13,503
Substandard	4	—	9	—	12,362	273	981	3,388	17,017
Doubtful	—	—	—	—	1	1	—	2	4
Total	220,567	137,332	125,473	39,682	36,700	69,378	340,124	15,185	984,441
Current-period gross writeoffs	1,000	3,500	4,842	1,164	673	2,379	—	—	13,558
Equipment Financing
Pass	443,878	389,083	205,208	125,888	88,465	74,727	12,919	5,740	1,345,908
OAEM	—	2,144	1,232	1,033	159	—	—	—	4,568
Substandard	1,250	8,107	4,105	2,181	2,255	2,259	—	—	20,157
Doubtful	—	—	—	—	—	15	—	—	15
Total	445,128	399,334	210,545	129,102	90,879	77,001	12,919	5,740	1,370,648
Current-period gross writeoffs	498	1,075	1,915	122	553	2,275	—	—	6,438
Condominium Association
Pass	4,460	7,569	9,186	6,686	4,414	9,086	3,010	168	44,579
Total	4,460	7,569	9,186	6,686	4,414	9,086	3,010	168	44,579
Other Consumer
Pass	408	200	516	5	21	2,062	47,191	3	50,406
Total	408	200	516	5	21	2,062	47,191	3	50,406
Current-period gross writeoffs	6	—	2	—	11	9	—	—	28
Total
Pass	1,150,925	1,655,189	1,409,519	720,564	732,312	1,868,989	488,113	60,948	8,086,559
OAEM	—	2,144	3,840	6,414	3,234	1,674	1,827	8,225	27,358

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31, 2023
Substandard	1,254	10,524	15,269	2,181	37,302	27,837	981	3,388	98,736
Doubtful	—	—	—	—	1	1,947	—	2	1,950
Total	$1,152,179	$1,667,857	$1,428,628	$729,159	$772,849	$1,900,447	$490,921	$72,563	$8,214,603
As of December 31, 2023, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores at origination contribute as a reserve metric in the retail loss rate model. The credit scores in the table as follows represent the borrowers' current credit scores.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,843	$75,397	$167,352	$204,738	$110,663	$341,746	$7,936	$—	$1,027,675
661 - 700	6,444	7,330	7,734	6,915	4,622	12,583	—	—	45,628
600 and below	2,040	1,111	7,711	4,976	5,016	13,024	—	—	33,878
Data not available*	31	537	1,349	881	—	4,753	—	—	7,551
Total	$128,358	$84,375	$184,146	$217,510	$120,301	$372,106	$7,936	$—	$1,114,732
Home Equity
Credit Scores
Over 700	$1,696	$4,686	$3,492	$1,402	$529	$7,003	$316,187	$5,446	$340,441
661 - 700	166	400	21	38	—	326	18,700	505	20,156
600 and below	—	405	132	—	18	373	12,121	1,195	14,244
Data not available*	—	—	—	—	—	4	2,566	—	2,570
Total	$1,862	$5,491	$3,645	$1,440	$547	$7,706	$349,574	$7,146	$377,411
Current-period gross writeoffs	—	—	16	—	—	—	—	—	16
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2024 and 2023.

	At December 31, 2024
	Past Due						Past Due Greater Than 90 Days and Accruing	Non-accrual	Non-accrual with no related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$6,570	$1,685	$12,153	$20,408	$4,006,857	$4,027,265	$629	$11,525	$683
Multi-family mortgage	2,863	—	6,469	9,332	1,378,464	1,387,796	—	6,596	6,605
Construction	—	—	—	—	301,053	301,053	—	—	—
Total commercial real estate loans	9,433	1,685	18,622	29,740	5,686,374	5,716,114	629	18,121	7,288
Commercial loans and leases:
Commercial	783	1,693	695	3,171	1,160,881	1,164,052	—	14,676	326
Equipment financing	6,140	2,508	27,070	35,718	1,259,232	1,294,950	—	31,509	2,180
Condominium association	—	—	—	—	47,662	47,662	—	—	—
Total commercial loans and leases	6,923	4,201	27,765	38,889	2,467,775	2,506,664	—	46,185	2,506
Consumer loans:
Residential mortgage	2,015	—	2,057	4,072	1,110,660	1,114,732	130	3,999	2,359
Home equity	818	233	135	1,186	376,225	377,411	52	1,043	—
Other consumer	4	—	1	5	64,362	64,367	—	1	—
Total consumer loans	2,837	233	2,193	5,263	1,551,247	1,556,510	182	5,043	2,359
Total loans and leases	$19,193	$6,119	$48,580	$73,892	$9,705,396	$9,779,288	$811	$69,349	$12,153

There is no interest income recognized on non-accrual loans for the year ending December 31, 2024.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,566	$13,967	$13	$17,546
Collectively evaluated	70,605	30,202	6,730	107,537
Total	$74,171	$44,169	$6,743	$125,083

Loans and Leases:
Individually evaluated	$77,983	$47,819	$2,626	$128,428
Collectively evaluated	5,638,131	2,458,845	1,553,884	9,650,860
Total	$5,716,114	$2,506,664	$1,556,510	$9,779,288

	At December 31, 2023
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$5,104	$3,947	$35	$9,086
Collectively evaluated	76,306	25,610	6,520	108,436
Total	$81,410	$29,557	$6,555	$117,522

Loan and Lease Losses:
Individually evaluated	$64,953	$27,083	$4,750	$96,786
Collectively evaluated	5,699,576	2,372,585	1,472,642	9,544,803
Total	$5,764,529	$2,399,668	$1,477,392	$9,641,589
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	At December 31, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	2	$115	0.01%
One loan was given 6 months of interest only payments and 6 months added to the term of the loan and the other loan was given a 2 month deferment of payments along with 13 months added to the term of the loan. The financial effect was deemed "de minimis".

Significant Payment Delays

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

C&I	14	15,016	1.29%
Some of these loans and letters of credit were given a two quarter (6 month) payment forbearance, while one was given a 30 month term extension, and another was given one year of payment deferrals. The financial effect was deemed "de minimis."

Combination - Maturity Extension and Significant Payment Delays
C&I	2	1,478	0.13%	These loans were given 6 month maturity extension and 6 months of interest-only payments. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
CRE	1	8,284	0.21%	This loan was given a maturity extension of 3 years with a 5.0% pay rate and 7.0% accrue rate. The financial effect was deemed "de minimis."
C&I	2	92	0.01%	These loans were given 25 month extensions, and reductions in their stated interest rates of 7.5%. The financial effect was deemed "de minimis."
Home Equity	1	269	0.07%	This loan was reamortized over 30 years and extended the prior maturity date 20 years, with a reduction in rate to 6.8% fixed. The financial effect was deemed "de minimis."
Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delays
CRE	1	604	0.02%	Line of credit renewed for one year, interest only, with a reduction in rate from 10.3% variable to 7.5% fixed. The financial effect was deemed "de minimis."
Total	23	$25,858

	At December 31, 2023
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
CRE	1	$3,195	0.06%	The loan was given a one year maturity extension. The financial effect was deemed "de minimis."

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

C&I	12	14,463	0.98%	All 12 loans were given six month maturity extensions to assist borrowers. The financial effect was deemed "de minimis."
Significant Payment Delays
C&I	2	16	—%	Both loans were given restructured payment plans to assist borrowers. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Significant Payment Delays
CRE	2	18,792	0.33%	Loans were given two year maturity extensions, with a partial deferral of interest payments. The financial effect was deemed "de minimis."
C&I	10	4,650	0.30%	Loans were given one to 30 of payment delays and three to 30 month term extensions. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction
CRE
C&I	10	985	0.07%
A portion of loans were given four month maturity extensions and interest rate reductions. Other loans were given two year maturity extensions and a 5.00% fixed rate. The financial effect was deemed "de minimis."

Total	37	$42,101

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	At December 31, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$25,155	98	580	—	—

	At December 31, 2023
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$41,993	16	—	92	—

(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2024	2023
	(In Thousands)		(In Years)
Land	$15,416	$15,440	NA
Fine art	602	620	NA
Computer equipment	19,158	18,810	3
Vehicles	176	280	3
Core processing system and software	27,034	26,770	3 to 5
Furniture, fixtures and equipment	15,461	18,062	3 to 15
Office building and improvements	112,400	110,279	10 to 40
Total	190,247	190,261
Accumulated depreciation and amortization	103,466	100,408
Total premises and equipment	$86,781	$89,853
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2024, and 2023, depreciation and amortization expense related to premises and equipment totaled $8.0 million, and $8.5 million respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2024	2023
	(In Thousands)
Balance at beginning of year	$241,222	$160,427
Additions	—	80,795
Balance at end of year	$241,222	$241,222
The following is a summary of the Company's other intangible assets:

	At December 31, 2024			At December 31, 2023
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$32,387	$16,015	$16,372	$68,560	$45,442	$23,118
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	—	—	—	1,568	1,568	—
Other intangible	—	—	—	442	442	—
Total other intangible assets	$33,987	$16,526	$17,461	$72,170	$47,963	$24,207
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 4.96 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2024, 2023 and 2022.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2025	$5,562
2026	4,324
2027	3,243
2028	2,162
2029	1,081
Thereafter	—
Total	$16,372
(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2024 and 2023, BankRI owned seven policies with a net cash surrender value of $45.9 million. As of December 31, 2024, PCSB owned four policies with a net cash surrender value of $37.8 million. As of December 31, 2024 and 2023, Brookline Bank, as successor-in-interest to First Ipswich Bank owned two policies with a net cash surrender value of $0.7 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company recorded a total of $2.0 million, $2.1 million, and $1.0 million of tax exempt income from these policies in 2024, 2023, and 2022, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income. Included in the 2023 income is a death benefit received on a former employee in the amount $256 thousand.
Affordable Housing Investments
The Company invests in affordable housing projects that benefit low- and moderate-income individuals. As of December 31, 2024, the Company had investments in 21 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 99% of the outstanding equity interest in any single project.
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

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2024	2023
	(In Thousands)
Investments in affordable housing projects included in other assets	$29,634	$30,245
Unfunded commitments related to affordable housing projects included in other liabilities	9,502	14,888
Investment in affordable housing tax credits	3,766	2,951
Investment in affordable housing tax benefits	657	521

	For the year ended December 31,
	2024	2023	2022
	(In Thousands)
Investment amortization included in provision for income taxes	$3,925	$3,237	$3,268
Amount recognized as income tax benefit	657	521	547

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11) Deposits
A summary of deposits follows:

	December 31, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$1,692,394	—%	$1,678,406	—%
NOW accounts	617,246	0.57%	661,863	0.60%
Savings accounts	1,721,247	4.40%	1,669,018	2.63%
Money market accounts	2,116,360	2.58%	2,082,810	3.07%
Total core deposit accounts	6,147,247	2.18%	6,092,097	1.84%
Certificate of deposit accounts maturing:
Within six months	$1,287,280	4.48%	$854,200	3.62%
After six months but within 1 year	492,098	4.06%	581,937	4.43%
After 1 year but within 2 years	78,153	3.34%	93,514	3.69%
After 2 years but within 3 years	13,188	2.13%	17,313	1.53%
After 3 years but within 4 years	12,028	3.27%	14,830	1.82%
After 4 years but within 5 years	2,498	1.16%	13,061	3.15%
5+ Years	199	0.50%	—	—%
Total certificate of deposit accounts	1,885,444	4.30%	1,574,855	3.88%
Brokered deposit accounts	868,953	4.42%	881,173	4.36%
Total deposits	$8,901,644	2.85%	$8,548,125	2.48%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $613.2 million and $484.0 million as of December 31, 2024 and 2023, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$4,543	$4,275	$853
Savings accounts	46,220	27,974	2,228
Money market accounts	60,796	58,153	15,392
Certificate of deposit accounts	76,134	44,122	8,210
Brokered deposit accounts	45,270	41,141	2,909
Total interest-bearing deposits	$232,963	$175,665	$29,592
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $89.8 million and $69.3 million as of December 31, 2024 and 2023, respectively.
Collateral Pledged to Deposits
As of December 31, 2024 and 2023, $97.0 million and $262.8 million, respectively, of collateral was pledged for municipal deposits and TT&L.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2024	2023
	(In Thousands)
Advances from the FHLB	$1,355,926	$1,223,226
Subordinated debentures and notes	84,328	84,188
Other borrowed funds	79,592	69,256
Total borrowed funds	$1,519,846	$1,376,670
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Advances from the FHLB	$55,851	$52,467	$9,355
Subordinated debentures and notes	6,074	5,476	5,133
Other borrowed funds	4,048	3,968	1,335
Total interest expense on borrowed funds	$65,973	$61,911	$15,823
Collateral Pledged to Borrowed Funds
As of December 31, 2024 and 2023, $4.4 billion and $4.3 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLB/Federal Reserve Bank borrowings, municipal deposits, and TT&L. The Banks did not have any outstanding Federal Reserve Bank borrowings as of December 31, 2024 and 2023.
Advances from the FHLB of Boston and FHLB of New York
FHLB advances mature as follows(1):

	At December 31,
	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$1,278,372	4.74%	$742,100	4.96%
Over 1 year to 2 years	70,000	4.25%	471,322	4.88%
Over 2 years to 3 years	316	0.76%	3,114	2.62%
Over 3 years to 4 years	750	—%	340	0.76%
Over 4 years to 5 years	1,827	1.05%	750	—%
Over 5 years	4,661	3.35%	5,716	3.19%
	$1,355,926	4.70%	$1,223,342	4.91%
_______________________________________________________________________________
(1) Excludes $0.1 million in FHLB borrowings fair value adjustment related to the acquisition of PCSB in 2023.
Actual maturities of the advances may differ from those presented above since the FHLB has the right to call certain advances prior to the scheduled maturity.
The FHLB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Company's remaining borrowing capacity from the FHLB of Boston and FHLB of New York for advances and repurchase agreements was $1.3 billion as of December 31, 2024. The total amount of qualifying collateral for FHLB and Federal Reserve Bank borrowings was $4.3 billion as of December 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Borrowed Funds
Information concerning other borrowed funds is as follows for the periods indicated below:

	Year Ended December 31,
	2024	2023
	(Dollars In Thousands)
Outstanding at end of year	$79,592	$69,256
Average outstanding for the year	78,859	124,793
Maximum outstanding at any month-end	127,505	224,020
Weighted average rate at end of year	4.33%	4.66%
Weighted average rate paid for the year	5.13%	3.18%

In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements and committed and uncommitted lines of credit with several financial institutions.
As of December 31, 2024, the Banks also have access to funding through certain uncommitted lines via AFX as well as committed and uncommitted lines from other large financial institutions. As of December 31, 2024, the Company had no borrowings outstanding with these committed and uncommitted lines.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company has $359.5 million of borrowing capacity at the FRB as of December 31, 2024. As of December 31, 2024, the Company did not have any borrowings with the FRB outstanding.
As of December 31, 2024, the Company had $79.6 million in interest-bearing cash on hold from dealer counterparties. This compares to $60.0 million outstanding as of December 31, 2023. This cash collateralizes the fair value of the dealer side of derivative transactions. The Company did not have any repurchase agreements with customers as of December 31, 2024. As of December 31, 2023, the Company had repurchase agreements with customers of $9.3 million.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company was obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Currently, the Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029.
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	March 25, 2025	$4,920	$4,904
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	March 16, 2025	4,880	4,857
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	March 17, 2025	74,528	74,427
			Total	$84,328	$84,188
The above carrying amounts of the acquired subordinated debentures included $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of December 31, 2024. This compares to $0.2 million of accretion adjustments and $0.6 million of capitalized debt issuance costs as of December 31, 2023.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2024	2023
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$11,126	$88,435
Commercial	144,721	279,001
Residential mortgage	14,607	26,170
Unadvanced portion of loans and leases	1,076,783	1,208,553
Unused lines of credit:
Home equity	780,214	762,235
Other consumer	113,838	114,816
Other commercial	398	475
Unused letters of credit:
Financial standby letters of credit	12,702	8,221
Performance standby letters of credit	24,325	29,187
Commercial and similar letters of credit	2,330	3,278
Interest rate derivatives	225,000	225,000
Loan level derivatives:
Receive fixed, pay variable	1,672,948	1,733,198
Pay fixed, receive variable	1,672,948	1,733,198
Risk participation-out agreements	539,731	542,387
Risk participation-in agreements	102,198	100,313
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	5,849	3,262
Sells foreign currency, buys U.S. currency	5,408	3,895
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
The reserve for unfunded credit commitments, which is included in other liabilities, was $6.0 million and $19.8 million as of December 31, 2024 and December 31, 2023, respectively. See Note 7, "Allowance for Credit Losses" for further discussion on the Company's methodology for determining the ACL, which includes the reserve for unfunded commitments.
From time to time, the Company enters into loan level derivatives, risk participation agreements or foreign exchange contracts with commercial customers and third-party financial institutions. These derivatives allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate or foreign exchange risk of holding those loans. In a loan level derivative transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into a loan level derivative with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions. The fair value of these derivatives are presented in Note 16, "Derivative and Hedging Activities".
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as other assets. These leases have terms ranging from 1 year to over 19 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
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

	At December 31, 2024	At December 31, 2023	At December 31, 2022
	(In Thousands)
The components of lease expense were as follow:
Operating lease cost	$8,983	$8,527	$6,305

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,044	$8,901	$6,481
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$18,093	$15,073	$2,082
Operating leases liabilities	$18,093	$16,672	$2,082

Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$43,527	$30,863	$19,484
Operating lease liabilities	44,785	31,998	19,484

Weighted Average Remaining Lease Term
Operating leases	8.90	8.87	7.39

Weighted Average Discount Rate
Operating leases	4.1%	4.0%	3.5%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments

(In Thousands)
2025	$9,156
2026	8,739
2027	7,684
2028	6,129
2029	4,172
Thereafter	16,665
Total	$52,545
Less imputed interest	(7,760)
$44,785
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $9.0 million in 2024. This compares to total rent expense of $8.5 million and $6.0 million in 2023 and 2022, respectively.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.2 million in 2024 compared to $0.2 million for both 2023 and 2022 respectively.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2024		2023		2022
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$68,715	$68,715	$74,999	$74,999	$109,744	$109,744

Denominator:
Weighted average shares outstanding	88,983,248	88,983,248	88,230,681	88,230,681	77,079,278	77,079,278
Effect of dilutive securities	—	319,056	—	219,965	—	272,556
Adjusted weighted average shares outstanding	88,983,248	89,302,304	88,230,681	88,450,646	77,079,278	77,351,834

EPS	$0.77	$0.77	$0.85	$0.85	$1.42	$1.42
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2024, 2023 and 2022, the Company’s other comprehensive income (loss) include the following three

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	(1,172)	(2,744)	1,127	(2,789)
Reclassification adjustment for (income) expense recognized in earnings	—	3,002	(297)	2,705
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)

	Year Ended December 31, 2023
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2022	$(60,193)	$(2,242)	$488	$(61,947)
Other comprehensive income (loss)	7,647	(2,026)	1,135	6,756
Reclassification adjustment for (income) expense recognized in earnings	—	2,687	(294)	2,393
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)

	Year Ended December 31, 2022
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2021	$(183)	$37	$36	$(110)
Other comprehensive income (loss)	(60,265)	(2,111)	452	(61,924)
Reclassification adjustment for (income) expense recognized in earnings	255	(168)	—	87
Balance at December 31, 2022	$(60,193)	$(2,242)	$488	$(61,947)

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

At December 31, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.90	4.53%	3.39%	$(2,033)

At December 31, 2023
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	2.90	5.35%	3.39%	$(2,608)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables present the Company's customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	149	$153,724	$57,535	$237,601	$93,027	$1,131,061	$1,672,948	$95,720
Pay fixed, receive variable	149	153,724	57,535	237,601	93,027	1,131,061	1,672,948	95,720
Risk participation-out agreements	68	33,305	5,847	59,464	52,828	388,287	539,731	495
Risk participation-in agreements	10	—	22,518	3,506	25,346	50,828	102,198	137

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	26	$5,849	$—	$—	$—	$—	$5,849	$459
Sells foreign currency, buys U.S. currency	24	5,408	—	—	—	—	5,408	482

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	153	$69,135	$156,567	$66,330	$244,615	$1,196,551	$1,733,198	$80,118
Pay fixed, receive variable	153	69,135	156,567	66,330	244,615	1,196,551	1,733,198	80,118
Risk participation-out agreements	67	22,979	33,409	6,038	64,875	415,086	542,387	1,238
Risk participation-in agreements	9	—	—	23,155	3,577	73,581	100,313	310

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$3,262	$—	$—	$—	$—	$3,262	$139
Sells foreign currency, buys U.S. currency	28	3,895	—	—	—	—	3,895	132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Changes in the fair value are recognized directly in the Company's consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the net gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(In Thousands)
Net (loss) gain recognized in income on:
Net risk participation agreements	$(571)	$612
Foreign exchange contracts	16	(11)
Total	$(555)	$601
By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to loan level derivatives with institutional counterparties as of December 31, 2024 and 2023. The estimated net credit risk exposure for derivative financial instruments was zero as of December 31, 2024, and 2023.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $0.9 million and $81.5 million in the normal course of business as of December 31, 2024 and 2023, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated:

	At December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Received/Paid
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$18	$—	$18	$—	$—	$18
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$79,592	$23,016
Risk participation-out agreements	495	—	495	—	—	495
Foreign exchange contracts	482	—	482	—	—	482
Total	$103,603	$—	$103,603	$—	$79,592	$24,011

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,051	$—	$2,051	$—	$—	$2,051
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$870	$101,738
Risk participation-in agreements	137	—	137	—	—	137
Foreign exchange contracts	459	—	459	—	—	459
Total	$105,255	$—	$105,255	$—	$870	$104,385

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	At December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$234	$—	$234	$—	$—	$234
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$—	$—	$99,876
Risk participation-out agreements	1,238	—	1,238	—	—	1,238
Foreign exchange contracts	139	—	139	—	—	139
Total	$101,487	$—	$101,487	$—	$—	$101,487

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,842	$—	$2,842	$—	$—	$2,842
Derivatives not designated as hedging instruments:
Loan level derivatives	$99,876	$—	$99,876	$20,353	$61,153	$18,370
Risk participation-in agreements	310	—	310	—	—	310
Foreign exchange contracts	132	—	132	—	—	132
Total	$103,160	$—	$103,160	$20,353	$61,153	$21,654
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

	Fair Value
	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Dollars in Thousands)
Derivatives designated as hedges	$(2,033)	$(2,608)
(Loss) in OCI on derivatives (effective portion), net of tax	$(1,324)	$(1,582)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(4,036)	$(3,632)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Current provision:
Federal	$16,464	$960	$17,414
State	6,120	1,788	8,434
Total current provision	22,584	2,748	25,848
Deferred provision (benefit)
Federal	912	12,922	3,994
State	(520)	3,245	363
Total deferred provision (benefit)	392	16,167	4,357
Total provision for income taxes	$22,976	$18,915	$30,205
Total provision for income taxes differed from the amounts computed due to the following:

	Year Ended December 31,
	2024	2023	2022
	(Dollars In Thousands)
Expected income tax expense at statutory federal tax rate	$19,255	$19,722	$29,390
State taxes, net of federal income tax benefit	4,395	3,977	6,950
Bank-owned life insurance	(424)	(443)	(215)
Tax-exempt interest income	(597)	(307)	(163)
Merger and restructuring expense	528	159	302
Energy tax credits	—	(4,504)	(6,082)
Investments in affordable housing projects	(607)	(917)	(544)
Other, net	426	1,228	567
Total provision for income taxes	$22,976	$18,915	$30,205
Effective income tax rate	25.1%	20.1%	21.6%
The Company's effective tax rate was 25.1% as of December 31, 2024 compared to 20.1% as of December 31, 2023. The Company's effective tax rate was higher in 2024 due to the Company's discontinued participation in energy tax credit investments, and decreased benefits in the Company's investments in affordable housing projects.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2024	2023
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$35,163	$36,168
Right-of-use asset - operating leases	11,591	8,153
Deferred compensation	4,088	3,022
Identified intangible assets and goodwill	4,666	5,138
Supplemental Executive Retirement Plans	2,427	2,522
Net operating loss carryforwards	145	83
Postretirement benefits	811	1,071
Nonaccrual interest	780	678
Restricted stock and stock option plans	1,153	1,039
Unrealized loss on investment securities available-for-sale	15,629	15,107
Acquisition fair value adjustments	11,531	14,735
Other	166	218
Total gross deferred tax assets	88,150	87,934
Deferred tax liabilities:
Operating leases - liability	11,924	8,448
Identified intangible assets and goodwill	6,475	8,361
Deferred loan origination costs, net	3,926	3,583
Depreciation	723	249
Prepaid expense	377	1,581
Accrued Expense	8,101	8,756
Other	4	4
Total gross deferred tax liabilities	31,530	30,982
Net deferred tax asset	$56,620	$56,952
The Company has determined that a valuation allowance is not required for any of its deferred tax assets because it believes that it is more likely than not that these assets will reverse against future taxable income.
The Company did not have any unrecognized tax benefits accrued as income tax payables, receivables or as deferred tax items as of December 31, 2024 and 2023. The Company files U.S. federal and state income tax returns. As of December 31, 2024, the Company is subject to potential examination by the Massachusetts, Rhode Island, New York and several other state taxing authorities, along with the Internal Revenue Service for tax years after December 31, 2020.
(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2024, there were no shares of preferred stock issued.

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
The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, a state bank that is a member of the Federal Reserve System may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including those enforced by the Massachusetts Division of Banks in the case of Brookline Bank, the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI and New York State Department of Financial Services in the case of PCSB Bank. In addition, pursuant to the Agreement and Plan of Merger, dated as of December 16, 2024, by and among Berkshire Hills Bancorp, Inc. ("Berkshire"), Commerce Acquisition Sub, Inc., and the Company, during the pendency of the merger, the consent of Berkshire would be required before the Company could pay a dividend or distribution on the Company's common stock other than a quarterly cash dividend of no more than $0.18 per share of common stock. See Note 24, "Business Combination" for a further discussion of the proposed transaction with Berkshire.
Common Stock Repurchases
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
The liquidation account totaled $8.2 million (unaudited), $8.9 million (unaudited), and $9.9 million (unaudited) at
December 31, 2024, 2023 and 2022, respectively.
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
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the FDIA. Under the prompt corrective action regulations in effect as of December 31, 2024, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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
The Company and the Banks are required to maintain a capital conservation buffer composed of common equity Tier 1 capital equal to 2.5% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2024, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under applicable rules. The following table presents actual and required capital ratios as of December 31, 2024 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,022,454	10.46%	$439,870	4.50%	$684,243	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,032,255	9.06%	455,742	4.00%	455,742	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,032,255	10.56%	586,509	6.00%	830,887	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,214,208	12.42%	782,099	8.00%	1,026,504	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$584,420	10.47%	$251,183	4.50%	$390,730	7.00%	$362,820	6.50%
Tier 1 leverage capital ratio (2)	584,420	9.30%	251,363	4.00%	251,363	4.00%	314,204	5.00%
Tier 1 risk-based capital ratio (3)	584,420	10.47%	334,911	6.00%	474,457	8.50%	446,548	8.00%
Total risk-based capital ratio (4)	654,287	11.73%	446,232	8.00%	585,679	10.50%	557,789	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$294,573	10.53%	$125,886	4.50%	$195,823	7.00%	$181,835	6.50%
Tier 1 leverage capital ratio (2)	294,573	8.90%	132,392	4.00%	132,392	4.00%	165,490	5.00%
Tier 1 risk-based capital ratio (3)	294,573	10.53%	167,848	6.00%	237,784	8.50%	223,797	8.00%
Total risk-based capital ratio (4)	328,646	11.75%	223,759	8.00%	293,684	10.50%	279,699	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	197,296	13.73%	64,664	4.50%	100,588	7.00%	93,403	6.50%
Tier 1 leverage capital ratio (2)	197,296	10.11%	78,060	4.00%	78,060	4.00%	97,575	5.00%
Tier 1 risk-based capital ratio (3)	197,296	13.73%	86,218	6.00%	122,142	8.50%	114,958	8.00%
Total risk-based capital ratio (4)	214,879	14.95%	114,985	8.00%	150,918	10.50%	143,732	10.00%
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents actual and required capital ratios as of December 31, 2023 for the Company and the Banks under the regulatory capital rules then in effect.

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
Notes to Consolidated Financial Statements (Continued)
(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table presents the change in plan assets and change in benefit obligation:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	34	29	34
Benefits paid	(34)	(29)	(34)
Fair value of plan assets at end of year	$—	$—	$—
Change in benefit obligation:
Benefit obligation at beginning of year	$1,557	$1,530	$2,026
Service cost	40	39	64
Interest cost	76	70	55
Estimated benefits paid	(34)	(29)	(34)
Actuarial (gain) loss	(422)	(53)	(581)
Benefit obligation at end of year	$1,217	$1,557	$1,530
Funded status at end of year	$1,217	$1,557	$1,530
Accumulated benefit obligation at end of year	$1,217	$1,557	$1,530
The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.2 million, $1.6 million, and $1.5 million as of December 31, 2024, 2023 and 2022, respectively.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Net periodic benefit expense:
Service cost	$40	$39	$64
Interest cost	76	70	55
Prior service credit	—	—	—
Actuarial gain	(64)	(85)	—
Net periodic benefit expense	$52	$24	$119
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial (loss) gain	64	$85	$611
Prior service credit	—	—	—
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$64	$85	$611

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 5.51% in 2024, 4.82% in 2023 and 5.02% in 2022. There is no estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2025.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2024 for plan participants below age 65 and for plan participants over age 65 was 6.8% and (16.2)%, respectively. In 2023, the rate for plan participants below age 65 and for plan participants over age 65 was (1.1)% and 3.4%, respectively. The health care trend rates for 2023 and 2024 are based on actual changes in medical premium rates for those years. The rates to be used in 2025 through 2028 are expected to be in the range of 8% to 6.5% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2024
	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$20	$(16)
Effect on the accumulated postretirement benefit obligation	191	(159)
401(k) Plan
The Company administers one 401(k) plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the 401(k) plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company makes a matching contribution of the amount contributed by eligible employees, up to 5% of the employee's yearly compensation. Expenses associated with the plans were $5.0 million in 2024, $4.6 million in 2023, and $3.8 million in 2022.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Plan under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2024, 2023 and 2022 were $687.6 thousand, $645.8 thousand, and $477.6 thousand, respectively. Accrued liabilities associated with the Nonqualified Plan in 2024, 2023, and 2022 were $1.3 thousand, $1.3 thousand, and $1.3 thousand, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two SERPs as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives who are entitled to an annual retirement benefit. As of December 31, 2024, there were 14 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. In 2016, a portion of the Company's BOLI assets were transferred into the Rabbi Trust as a replacement for the funds previously held in the Rabbi Trust. In 2020, additional BOLI assets were transferred into the Rabbi Trust. The Company records the liability for the SERPs based on an actuarial calculation in accordance with GAAP, and no actuarial gains and losses are recognized.
Total expense under the SERPs for the year ended December 31, 2024 was $93 thousand compared to an expense in 2023 of $589.0 thousand and a benefit in 2022 of $2.1 million. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2024 and 2023 were $10.3 million and $10.8 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 5.50% and 5.00% in the years 2024 and 2023, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined Benefit Pension Plan
As part of the acquisition of PCSB, the Company acquired a pension plan covering certain employees (the "PCSB Pension Plan"). The PCSB Pension Plan has been terminated and the Company has filed a request for a determination letter with the Internal Revenue Service. The PCSB Pension Plan is currently over-funded with net assets of $7.4 million that are included in other assets in the Company's balance sheet. During the years ended December 31, 2024 and December 31, 2023, the PCSB Pension Plan had unrealized gains of $544 thousand and $903 thousand, respectively, reflected in other comprehensive income. No contributions were made to the PCSB Pension Plan in 2024 or 2023.
Employee Stock Ownership Plan
The Company previously maintained an ESOP which was terminated pending final regulatory and government approval. There was no compensation and employee benefit expense related to ESOP in 2024 or 2023. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2022.
Share-Based Compensation Plans
As of December 31, 2024, the Company had one active equity plan: the 2021 Plan with 1,750,000 authorized shares. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Plan, and no further shares will be granted as awards under the 2014 Plan.

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award has a cliff vesting schedule and vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group. The specific performance measure targets are approved annually by the Compensation Committee and are disclosed in the Company's SEC filings. If a grantee leaves the Company prior to the vest date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the grantee only when the shares vest.

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the 2021 Plan.
Total expense for the 2021 Plan and the 2014 Plan was $3.9 million in 2024, $4.1 million in 2023 and $3.3 million in 2022, respectively. Total income tax benefits on vested awards was $0.0 million in 2024, $0.0 million in 2023, and $0.0 million in 2022. There were no income tax benefits on the 2024 vesting due to the stock price at the vesting date being lower overall than the stock price at the grant date. Dividends paid on unvested awards under the 2021 Plan and the 2014 Plan were $0.3 million in 2024, $0.3 million in 2023, and $0.2 million in 2022.
The following table presents information about the Company's restricted stock awards as of and for the year ending December 31, 2024:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Restricted Stock Awards:
Outstanding at December 31, 2023	749,099	$12.06
Granted	432,279	9.84
Vested	(270,826)	12.65
Forfeited / Canceled	(30,304)	12.19
Outstanding at December 31, 2024	880,248	$10.79
Unrecognized compensation cost			$5,202
Weighted average remaining recognition period (months)			21 months

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents information about the securities authorized for issuance under the Company's equity compensation plan:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Right (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by security holders (1)	—	$—	366,368	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	366,368
_______________________________________________________________________________
(1) Consists of the 2021 Plan.
(2) Shares available for issuance under the 2021 Plan. The Company has only issued restricted stock awards under the 2021 Plan.

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2024 and 2023.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$176,294	$—	$176,294
GSE CMOs	—	55,543	—	55,543
GSE MBSs	—	148,285	—	148,285
Municipal obligations	—	3,198	17,056	20,254
Corporate debt obligations	—	9,853	2,434	12,287
U.S. Treasury bonds	—	481,872	—	481,872
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$875,544	$19,490	$895,034
Interest rate derivatives	—	$18	—	$18
Loan level derivatives	—	102,608	—	102,608
Risk participation-out agreements	—	495	—	495
Foreign exchange contracts	—	482	—	482
Liabilities:
Interest rate derivatives	$—	$2,051	$—	$2,051
Loan level derivatives	—	102,608	—	102,608
Risk participation-in agreements	—	137	—	137
Foreign exchange contracts	—	459	—	459

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$201,127	$—	$201,127
GSE CMOs	—	61,617	—	61,617
GSE MBSs	—	169,997	—	169,997
Municipal obligations	—	3,398	15,524	18,922
Corporate debt obligations	—	17,337	2,379	19,716
U.S. Treasury bonds	—	444,737	—	444,737
Foreign government obligations	—	485	—	485
Total investment securities available-for-sale	$—	$898,698	$17,903	$916,601
Interest rate derivatives	—	234	—	234
Loan level derivatives	—	99,876	—	99,876
Risk participation-out agreements	—	1,238	—	1,238
Foreign exchange contracts	—	139	—	139
Liabilities:
Interest rate derivatives	$—	$2,842	$—	$2,842
Loan level derivatives	$—	$99,876	$—	$99,876
Risk participation-in agreements	—	310	—	310
Foreign exchange contracts	—	132	—	132
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of December 31, 2024, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2024 or 2023.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
December 31, 2024
Assets
Municipal obligations	$17,056	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.00%-3.46%	1.06%
Corporate debt obligations	2,434	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Twelve Months Ended December 31, 2024
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$15,524	$2,379
Purchases	11,526	—
Unrealized gains (losses) included in comprehensive income	(241)	32
Transfer in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns (1)	(9,753)	23
Ending balance	$17,056	$2,434
_______________________________________________________________________________
(1) The $23 thousand includes amortization of purchase discount which exceeded maturities, calls and paydowns during the period resulting in an increase in balance.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023 are summarized below:

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$28,100	$28,100
OREO	—	—	700	700
Repossessed assets	—	403	—	403
Total assets measured at fair value on a non-recurring basis	$—	$403	$28,800	$29,203

	Carrying Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$16,720	$16,720
OREO	$—	$—	$780	$780
Repossessed assets	—	914	—	914
Total assets measured at fair value on a non-recurring basis	$—	$914	$17,500	$18,414
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

	Fair Value		Valuation Technique
	At December 31, 2024	At December 31, 2023
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$28,100	$16,720	Appraisal of collateral (1)
Other real estate owned	700	780	Appraisal of collateral (1)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during 2024.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2024
Financial assets:
Loans and leases, net	$9,654,205	$9,298,057	$—	$—	$9,298,057
Financial liabilities:
Certificates of deposits and brokered deposits	2,754,397	2,749,092	—	2,749,092	—
Borrowed funds	1,519,846	1,547,183	—	1,547,183	—
At December 31, 2023
Financial assets:
Loans and leases, net	$9,524,067	$9,230,864	$—	$—	$9,230,864
Financial liabilities:
Certificates of deposits and brokered deposits	2,456,028	2,443,772	—	2,443,772	—
Borrowed funds	1,376,670	1,375,506	—	1,375,506	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2024 and 2023 and Statements of Income for the years ended December 31, 2024, 2023 and 2022 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2024	2023
	(In Thousands)
ASSETS
Cash and due from banks	$31,958	$22,798
Short-term investments	35	33
Total cash and cash equivalents	31,993	22,831
Restricted equity securities	152	152
Premises and equipment, net	2,391	2,701
Deferred tax asset	3,525	2,310
Investment in subsidiaries, at equity	1,241,520	1,220,425
Goodwill	35,267	35,267
Other assets	26,318	26,533
Total assets	$1,341,166	$1,310,219
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$84,328	$84,188
Accrued expenses and other liabilities	34,899	27,387
Total liabilities	119,227	111,575

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	902,584	902,659
Retained earnings	458,943	438,722
Accumulated other comprehensive loss	(52,882)	(52,798)
Treasury stock, at cost; 7,019,384 shares and 7,354,399 shares, respectively	(87,676)	(90,909)
Total stockholders' equity	1,221,939	1,198,644
Total liabilities and stockholders' equity	$1,341,166	$1,310,219

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Income

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$57,000	$46,500	$130,500
Short-term investments	114	1	—
ESOP loan to Brookline Bank	—	—	13
Total interest and dividend income	57,114	46,501	130,513
Interest expense:
Borrowed funds	6,261	5,503	5,188
Total interest expense	6,261	5,503	5,188
Net interest income	50,853	40,998	125,325
Non-interest income:
Gain on securities, net	—	—	6,106
Other	14	391	425
Total non-interest income	14	391	6,531
Non-interest expense:
Compensation and employee benefits	504	334	1,531
Occupancy	1,623	1,602	1,735
Equipment and data processing (1)	(1,642)	(1,187)	(255)
Directors' fees	127	483	435
Franchise taxes	251	251	250
Insurance	762	832	663
Professional services (1)	(733)	(95)	829
Advertising and marketing	36	34	82
Merger and restructuring expense	3,378	6,182	2,249
Other (1)	(1,063)	(1,648)	(1,360)
Total non-interest expense	3,243	6,788	6,159
Income before income taxes	47,624	34,601	125,697
Credit for income taxes	(1,912)	(3,124)	(421)
Income before equity in undistributed income of subsidiaries	49,536	37,725	126,118
Equity in undistributed income of subsidiaries	19,179	37,274	(16,374)
Net income	$68,715	$74,999	$109,744
_______________________________________________________________________________
(1) The Parent Company received a net benefit in 2024, 2023 and 2022 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$68,715	$74,999	$109,744
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(19,179)	(37,274)	16,374
Depreciation of premises and equipment	1,477	1,514	1,211
Amortization of debt issuance costs	100	100	100
Other operating activities, net	7,274	(22,515)	(11,989)
Net cash provided from operating activities	58,387	16,824	115,440
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	—	—	252
Proceeds from sale of restricted equity securities	—	—	100
Purchase of premises and equipment	(1,167)	(48)	(3,257)
Outlays for PCSB acquisition	—	(107,332)	—
Net cash used for investing activities	(1,167)	(107,380)	(2,905)
Cash flows from financing activities:
Payment of dividends on common stock	(48,058)	(47,926)	(40,077)
Net cash used for from financing activities	(48,058)	(47,926)	(40,077)
Net increase (decrease) in cash and cash equivalents	9,162	(138,482)	72,458
Cash and cash equivalents at beginning of year	22,831	161,313	88,855
Cash and cash equivalents at end of year	$31,993	$22,831	$161,313
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
(24) Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and evaluate performance.
The Company is a bank holding company operating through a single business segment, which derives interest income on loan and lease products the Company offers to customers. Substantially all of the Company’s total revenues, pre-tax income, and assets is driven by the banking business. While revenue generating activities are aligned through our bank subsidiaries, expense activities, including funding costs, credit losses and operating expenses, are managed for the Company as a whole. As a result, detailed profitability for each subsidiary bank is not used by the CODM.
The accounting policies of the segment are the same as those described in Note 1, "Basis of Presentation". The Chairman and Chief Executive Officer of the Company acts as the Company’s CODM. The CODM regularly reviews comprehensive financial information with the reported measures focused on net interest income and net income. This financial information reviewed is consistent with the information presented within the Company’s financial statements.
The CODM uses the reported measures of net interest income and net income to assess performance by comparing to and monitoring against budget and prior year results. This information is used to manage resources to drive business and net earnings growth, including investment in key strategic priorities, as well as determine the Company's ability to return capital to shareholders.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents segment information with respect to our single reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$587,929	$533,739	$328,769
Debt securities	26,252	29,648	13,079
Restricted equity securities	5,786	5,571	1,898
Short-term investments	8,554	8,329	1,440
Total interest and dividend income	628,521	577,287	345,186
Interest expense:
Deposits	232,963	175,665	29,592
Borrowed funds	65,973	61,911	15,823
Total interest expense	298,936	237,576	45,415
Net interest income	329,585	339,711	299,771
Provision for credit losses on loans	22,003	37,868	8,525
(Credit) provision for credit losses on investments	(359)	339	102
Net interest income after provision for credit losses	307,941	301,504	291,144
Non-interest income:
Deposit fees	10,548	11,611	10,919
Loan fees	2,394	2,036	2,208
Loan level derivative income, net	1,658	3,890	4,246
Gain on sales of investment securities, net	—	1,704	321
Gain on sales of loans and leases	951	2,581	4,136
Other	10,064	10,112	6,517
Total non-interest income	25,615	31,934	28,347
Non-interest expense:
Compensation and employee benefits	143,723	138,895	113,487
Occupancy	22,056	20,203	16,002
Equipment and data processing	27,374	27,004	20,833
Professional services	7,133	7,226	5,060
FDIC insurance	8,044	7,844	3,177
Advertising and marketing	5,240	4,724	4,980
Amortization of identified intangible assets	6,746	7,840	494
Merger and acquisition expense	4,201	7,411	2,249
Other	17,348	18,377	13,260
Total non-interest expense	241,865	239,524	179,542
Income before income taxes	91,691	93,914	139,949
Provision for income taxes	22,976	18,915	30,205
Net income	68,715	74,999	109,744

The Company's segment assets represent total assets as presented on the Consolidated Balance Sheets.
(25) Business Combination
Proposed Transaction with Berkshire Hills Bancorp, Inc.
On December 16, 2024, the Company, Berkshire, and Commerce Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Berkshire formed solely to facilitate the merger (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Brookline, with Brookline as the surviving entity, and immediately thereafter, Brookline will merge with and into Berkshire, with Berkshire as the surviving entity (collectively, the “Merger”). As a result of the Merger, the separate corporate existence of the Company will cease, and Berkshire will continue as the surviving

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, each outstanding share of Company common stock will be exchanged for the right to receive 0.42 shares of Berkshire common stock. Holders of Company common stock will receive cash in lieu of fractional shares of Berkshire common stock. As a result of the proposed transaction and a $100 million common stock offering by Berkshire to support the proposed transaction, Berkshire stockholders will own approximately 51%, Brookline stockholders will own approximately 45%, and investors in new shares will own approximately 4% of the outstanding shares of the combined company. The proposed transaction is expected to close by the end of the second half of 2025, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Berkshire and the Company stockholders.