Form 10-K/A
period 2024-12-31
BROOKLINE BANCORP INC
filed 2025-03-19
CIK 1049782

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index

Explanatory Note

Brookline Bancorp, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Original 10-K") to provide additional information required by Part III. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II in the Original 10-K. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. References to the "Banks" in this Amendment means Brookline Bank, Bank Rhode Island, and PCSB Bank, the Company's wholly owned subsidiaries.

Index

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the Company’s directors are independent under the current listing standards of the Nasdaq Stock Market LLC ("Nasdaq"), except for Mr. Perrault, who currently serves as Chief Executive Officer of the Company and Chairman of the Board of Directors.

Information Regarding the Company's Board of Directors

The following table sets forth certain information regarding the Company's Board of Directors (the "Board"), based on information furnished by them to the Company. Unless otherwise stated, each individual has held his or her current occupation for at least the last five years. The ages of the directors have been presented as of December 31, 2024.

Director	Age	Director Since	Independent
Joanne B. Chang	55	2018	YES
Margaret Boles Fitzgerald	69	2013	YES
Willard I. Hill, Jr.	69	2023	YES
Thomas J. Hollister	70	2009	YES
Bogdan Nowak	61	2012	YES
John M. Pereira	68	2015	YES
Paul A. Perrault	73	2009	NO
Merrill W. Sherman	76	2012	YES

There are no arrangements or understandings between any director or any other persons pursuant to which any of the above directors has been selected.

Joanne B. Chang	Director Since: 2018
Ms. Chang is the chef, co-owner, and founder of Flour, a bakery and café with several locations throughout Boston, Massachusetts, as well as Myers + Chang, an Asian fusion restaurant that she co-owns with her husband. Ms. Chang is an author, television personality, and philanthropist. Before becoming a chef, Ms. Chang served as a management consultant at the Monitor Group. Ms. Chang is an avid athlete, having run the Boston Marathon 15 years in a row. She is also an active member of Boston’s volunteer community; she currently serves on the board of Share our Strength, a national non-profit aimed at ending childhood hunger in America. Ms. Chang previously served on the board of directors of Project Place, a Boston non-profit with the goal of ending homelessness. Ms. Chang has published five cookbooks and is the 2016 recipient of the Outstanding Baker award from the James Beard Foundation. Ms. Chang graduated from Harvard College with an honors degree in Applied Mathematics and Economics. Ms. Chang serves on the Company's Audit, Compensation, and Nominating and Governance Committees.
We believe that Ms. Chang’s experience as an entrepreneur, her business acumen running several small businesses and her extensive knowledge of the greater Boston market provides a unique perspective to the opportunities and challenges the Company encounters.

Index

Margaret Boles Fitzgerald	Director Since: 2013
Ms. Boles Fitzgerald is a communications consultant and freelance writer and editor. Ms. Boles Fitzgerald currently serves as Chair Emerita, director, and Chair of the Audit Committee for the Board of The Henry Luce Foundation. Ms. Boles Fitzgerald served as Chair of the Henry Luce Foundation from 2002-2022. The Henry Luce Foundation is a nonprofit organization that supports a variety of initiatives nationally and internationally with an AUM of over $1 billion that annually makes grants in excess of $44 million. The Henry Luce Foundation’s grantmaking spans mission platforms of leadership development, higher education, academic and professional fellowships, and international relations with programs in Asia, American Art, Democracy and Ethics, Religion and Theology, Native American scholarship, and the promotion of women in STEM in higher education via the Clare Boothe Luce Program for Women in STEM. Previously, Ms. Boles Fitzgerald served as the Director of Corporate and Foundation Relations at Boston Health Care for the Homeless Program (“BHCHP”) and Director of Alumni Communications and Stewardship at Emmanuel College. Earlier in her career, Ms. Boles Fitzgerald served for 30 years in a variety of capacities at Hill Holliday Advertising ultimately serving as Executive Vice President and Director of Corporate Community Relations for 24 years. In her capacity as Director of Corporate Community Relations, Ms. Boles Fitzgerald oversaw a budget of $18 million annually in pro bono marketing campaigns for local, regional, and national non-profits. Ms. Boles Fitzgerald is active in Boston area nonprofits and continues to work in consulting and volunteer roles with organizations including the Salvation Army of Massachusetts Bay (State Advisory Board), Harvard Art Museums (Chair, American Art Collections Committee), The Latham Centers, Cape Cod (advisor to Capital Campaign), the Roy T. Morgan Foundation (Trustee), the Board of Advisors of WBUR (Boston’s NPR news station), the New England Council, the Liberty Mutual Insurance Company Foundation, and the Philanthropic Advisory Council of BHCHP. Ms. Boles Fitzgerald previously served on the board of Associated Grant Makers (Chair 1995 to 1999). Ms. Boles Fitzgerald is a graduate of Bucknell University. Ms. Boles Fitzgerald serves as Chair of the Company's Risk Committee and on the Company's Audit Committee.

Ms. Boles Fitzgerald’s extensive work with community service agencies, her oversight of private foundation financials, her leadership roles in non-profit management (governance, program, administration, audit, and financial), and executive experience in private foundations (local and national) provide her with valuable skills to share with the Board in its management of the Company’s business.

Index

Willard I. Hill, Jr.	Director Since: 2023
Mr. Hill joined the Board in January 2023 following the Company’s acquisition of PCSB Financial Corporation and PCSB Bank, where he had served as a director since 2017. Mr. Hill is a retired attorney and business executive. Prior to his retirement in 2013, Mr. Hill served as Managing Director, Chief Marketing and Communications Officer and Head of Government Relations for MBIA Inc., a major financial guarantee insurance company. Mr. Hill previously served on MBIA’s executive management team as global Chief Compliance Officer, and separately as Head of Investor Relations. Before joining MBIA, Mr. Hill served as president of the government deferred compensation business at ING US Financial Services (now Voya Financial) and he held senior executive positions in the legal and business divisions at Aetna, Inc. Mr. Hill earned his MBA from the University of Connecticut School of Business in 1991. He earned a Juris Doctor from Howard University School of Law in 1979 and a B.A. from Fisk University in 1976. He is a member of the bar in several states, including New York. Mr. Hill serves on the Board of Directors for the Highland Green Foundation and is a former Vice Chairman of the Board of Directors of Feeding Westchester. From November 2010 through December 2024, Mr. Hill served as member of the Board of Directors of the Council for Economic Education. Mr. Hill serves on the Company's Audit and Risk Committees.

Mr. Hill provides the Company with valuable perspective on the Company's activities due to his prior experience as a director of another public company financial institution as well as his professional experience as an attorney and in a large financial insurance and wealth management company.

Thomas J. Hollister	Director Since: 2009
Mr. Hollister most recently served as the Chief Financial Officer and Vice President of Finance of Harvard University, a position he held from May 2015 until his retirement in June 2023. Earlier in his career, Mr. Hollister was a Vice Chairman of Citizens Financial Group, the U.S. arm of the Royal Bank of Scotland, and an Executive Vice President at Bank of Boston. Mr. Hollister also served as Chief Operating Officer and Chief Financial Officer at Global Partners LP, an energy midstream logistics and marketing company.

Mr. Hollister currently serves on the board of Andover Companies (Head of Audit Committee, member of the Investment Committee), and serves as the Chair of the Investment Committee at the Controlled Risk Insurance Company Ltd., the risk insurer of the Harvard affiliated hospital network. Mr. Hollister is a Trustee Emeritus of Wheaton College and Honorary Life Director of The Greater Boston Chamber of Commerce. Mr. Hollister is the former Board Chair of Tufts Medical Center, The Greater Boston Chamber of Commerce, Wheaton College, Charter One Bank, Citizens Bank of Massachusetts, Citizens Capital Corporation, The Initiative for a New Economy, and the Massachusetts Community Banking Council. Mr. Hollister previously served on the boards of Harvard Management Company, Global Partners LP, Macomber Construction Company, the Massachusetts Bankers Association, Rhode Island Hospital Trust Company, The Massachusetts Housing Investment Corporation, and Savings Bank Life Insurance of Massachusetts.

Mr. Hollister serves as Lead Independent Director, the Chair of the Company's Audit Committee and serves on the Company's Risk, Compensation, Nominating and Governance, and Executive Committees.

Mr. Hollister provides the Board with valuable perspective on the Company's activities as a result of his experience as the Chief Operating Officer and Chief Financial Officer of a Fortune 500 company, the former Vice Chair of a large financial institution, and his leadership roles on the boards of several other organizations.

Index

Bogdan Nowak	Director Since: 2012
Mr. Nowak is a successful businessman owning and operating several businesses. Mr. Nowak is the founder and President of Rhode Island Novelty, Inc., established in 1986. Headquartered in Fall River, Massachusetts, Rhode Island Novelty, Inc. is the nation’s leading importer and wholesale distributor of novelty toys. At Rhode Island Novelty, Mr. Nowak implemented a carbon neutral shipping program whereby carbon offsets are purchased to account for the carbon footprint associated with outbound shipping. In addition, Mr. Nowak is the President and Owner of Alternate Power & Energy, a developer, owner and operator of solar farms throughout Massachusetts. Alternate Power & Energy generates over 20 million kilowatt hours of energy annually throughout the Commonwealth of Massachusetts. Mr. Nowak has acquired numerous companies that he has integrated into Rhode Island Novelty or run independently. Mr. Nowak serves on the Board of Directors and as Chair of the Finance Committee for the Dunes Club in Narragansett, R.I. Mr. Nowak previously served on the Board of Directors for the United Way of Rhode Island. Mr. Nowak serves as Chair of the Compensation and Nominating and Governance Committees and serves on the Audit Committee.
                                                                                                                                                                                           Mr. Nowak’s experience as an accomplished entrepreneur, with merger and acquisition transactions, integrating teams, his understanding of business operations and finances, knowledge of corporate governance matters, and understanding of environmental matters qualify him to serve on the Board of Directors.

John M. Pereira	Director Since: 2015
Mr. Pereira is the owner of Combined Properties, Inc. where he also serves as President. Mr. Pereira acquired the firm in 1996 and prior to that held multiple positions with the firm since 1987. Prior to joining Combined Properties, Mr. Pereira was a partner at the law firm of Sherin and Lodgen in Boston with a practice focus on real estate, banking, and business law. Mr. Pereira is a registered real estate broker and is a member of the Greater Boston Real Estate Board, Massachusetts Bar Association, National Association of Office and Industrial Properties, Real Estate Finance Association, Chelsea Boys and Girls Club Breakfast Club, and the Chelsea, Malden, Medford, and North Shore Chambers of Commerce. Mr. Pereira earned his Juris Doctorate degree from Boston College Law School and his Bachelor of Science in Civil Engineering degree from the University of Massachusetts, Dartmouth. Mr. Pereira is admitted to the United States Supreme Court, Massachusetts Supreme Judicial Court, United States Federal District Court, and United States Federal Court of Appeals. Mr. Pereira serves on the Company’s Compensation, Nominating and Governance, Credit, and Risk Committees.

We believe Mr. Pereira’s extensive experience as business owner, member of the commercial real estate community, and partner in a law firm provide him with valuable skills and experience to share with the Board in its management of the Company’s business.

Index

Paul A. Perrault	Director Since: 2009
Mr. Perrault currently serves as Chief Executive Officer of the Company, a position he has held since 2009. Mr. Perrault also serves as Chairman of Board of Directors for Brookline Bancorp, Inc. and Brookline Bank. From 2011 until 2016, Mr. Perrault also served as the Chief Executive Officer of Brookline Bank. Mr. Perrault serves as a member of the Board of Directors of Bank Rhode Island and PCSB Bank. Prior to his tenure with the Company, Mr. Perrault served as the Chief Executive Officer of Sovereign Bancorp, Inc., and the Chief Executive Officer, President, and Chairman of the Board for Chittenden Corporation. Mr. Perrault is a member of the Board of Trustees of Salve Regina University in Newport, Rhode Island. Mr. Perrault previously served on the Board of Directors of The Perkins School for the Blind.

Mr. Perrault provides the Board of Directors with broad perspective on the Company's strategies, challenges and opportunities as a result of his role as the Chief Executive Officer of the Company and his long-time successful experience as the chief executive officer of a larger commercial bank.

Merrill W. Sherman	Director Since: 2012
Ms. Sherman joined the Board in January 2012 following the Company’s acquisition of Bancorp Rhode Island, Inc. and Bank Rhode Island. Ms. Sherman served as President and Chief Executive Officer of Bancorp Rhode Island, Inc. and Bank Rhode Island from 1996 until 2012. Previously, Ms. Sherman served as President and Chief Executive Officer of two other New England community banks. Ms. Sherman is active in the Rhode Island community; she serves as a director of the Rhode Island Public Television Foundation and as a trustee of Johnson and Wales University. Ms. Sherman served a director of Blue Cross/Blue Shield of Rhode Island for nine years until February 2022 when term limits required she step down. Ms. Sherman supports and has served on the boards of a number of Rhode Island non profit and civic entities. Ms. Sherman serves on the Company’s Executive and Risk Committees.

Ms. Sherman’s years of service as the chief executive officer of several banks provide her with experience in banking and operations matters which, combined with her familiarity with the Rhode Island community, provides value to the Board in its management of the Company’s business.

Index

Information Regarding the Company's Executive Officers

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Perrault, who is both a director and an executive officer of the Company, may be found in the section above entitled "Information Regarding the Company's Board of Directors." Unless otherwise stated, each individual has held his or her current position for at least the last five years. The ages of the executive officers have been presented as of December 31, 2024.

Name	Position with Company	Age
Janytra M. Brooks	Chief Human Resources Officer	42
Carl M. Carlson	Co-President and Chief Financial & Strategy Officer	61
Darryl J. Fess	President and Chief Executive Officer, Brookline Bank	63
Michael P. Goldrick	President and Chief Executive Officer, PCSB Bank	59
Marissa Martin	General Counsel and Corporate Secretary	42
Michael W. McCurdy	Co-President and Chief Operating Officer	56
Mark J. Meiklejohn	Chief Credit Officer	61
William C. Tsonos	President and Chief Executive Officer, Bank Rhode Island	57

Janytra M. Brooks	Chief Human Resources Officer
Ms. Brooks joined the Company as its Vice President, Human Resources Manager in 2018 and became the Company's Chief Human Resources Officer on October 1, 2020. From 2016 to 2018, Ms. Brooks served as Human Resources Manager for Global Capacity, a connectivity as a service company based in Waltham, Massachusetts. Prior to that, from 2013 to 2016, Ms. Brooks served as Director, Human Resources for Goji, an online car insurance purchasing platform. Prior to her time at Goji, Ms. Brooks served in various Human Resources roles in the technology and health care industries. Ms. Brooks received her Bachelor of Arts in Psychology from the University of Hartford, a certificate in Diversity, Equity and Inclusion from Cornell University, Boston's Future Leaders Certificate, and is certified by the Society for Human Resource Management. Ms. Brooks is a member of the Society for Human Resources Management and Northeast Human Resources Association.

Carl M. Carlson	Co-President and Chief Financial & Strategy Officer
Mr. Carlson currently serves as the Company's Co-President and Chief Financial & Strategy Officer. From 2014 through June 2021, Mr. Carlson served as the Company’s Chief Financial Officer. From 2011 until 2014, Mr. Carlson served as a Senior Vice President and Deputy Chief Financial Officer for Webster Financial Corporation and as Senior Vice President and Director of Finance from 2007 to 2011. From 1986 until 2007, Mr. Carlson was employed by North Fork Bancorporation in a series of positions, including Senior Vice President, Strategic Planning and Corporate Development. Mr. Carlson earned a Master's in Business Administration from Dowling College and a Bachelor's Degree in Finance from Clarkson University.

Index

Darryl J. Fess	President and Chief Executive Officer, Brookline Bank
Mr. Fess has served as President and Chief Executive Officer and a member of the Board of Directors of Brookline Bank since 2016. Mr. Fess joined Brookline Bank in May 2010 as its Vice President, Commercial Real Estate Lending and was promoted to Senior Vice President Division Executive, in September 2011 and Executive Vice President in December 2015. From 1998 until 2010, Mr. Fess was employed by Wainwright Bank & Trust Company in a series of positions advancing to Senior Vice President in Commercial Real Estate Lending. During his time at Wainwright, Mr. Fess served as a member of the management committee responsible for strategic planning, new business development, and sales process improvements. Mr. Fess serves on the Board of Directors for Supportive Living Inc., a nonprofit based in Woburn dedicated to supporting survivors of brain injuries. Mr. Fess holds a Masters of Business Administration from Providence College in Providence, RI, and a Bachelor of Arts in Economics from Boston University. Mr. Fess is also a graduate of the American Bankers Association Stonier Graduate School of Banking.

Michael P. Goldrick	President and Chief Executive Officer, PCSB Bank
Michael P. Goldrick is the President and Chief Executive Officer of PCSB Bank and the Chairman of the Board of Directors of PCSB Bank. From 2012 until his appointment as President and Chief Executive Officer in January 2023, Mr. Goldrick served as Executive Vice President and Chief Lending Officer of PCSB Bank. Prior to joining PCSB Bank, Mr. Goldrick held various management and executive positions in the banking industry. Mr. Goldrick served as Senior Vice President, Team Leader Commercial Banking for Provident Bank from 2008 through 2012. Mr. Goldrick served as Executive Vice President, for Business and Professional Banking at Hudson Valley Bank from 2005 through 2008 and from 2001 through 2005, Mr. Goldrick served as Vice President, Commercial Loans, M&T Bank, specializing in middle market loans. Mr. Goldrick holds an MBA in Finance from Fordham University.

Marissa Martin	General Counsel and Corporate Secretary
Ms. Martin currently serves as the Company’s General Counsel. From 2012 through July 2021, Ms. Martin served as the Company's Associate General Counsel. Ms. Martin earned her LL.M. degree in Taxation from Boston University, her Juris Doctor degree from New England School of Law and her Bachelor of Arts degree from Emerson College. Ms. Martin is also a graduate of the American Bankers Association Stonier Graduate School of Banking and holds a certificate in leadership from the Wharton School of the University of Pennsylvania. Ms. Martin is a past Chair of the Law Department Management Network of the Association of Corporate Counsel and remains an advisory member. Ms. Martin is an active member of Northeast chapter of the Association of Corporate Counsel.

Index

Michael W. McCurdy	Co-President and Chief Operating Officer
Mr. McCurdy currently serves as the Company’s Co-President and Chief Operating Officer with oversight responsibilities for all aspects of the Company’s business and operations units, a role he has held since 2021. Among the areas Mr. McCurdy oversees are the Company’s subsidiary banks and the Company’s functional operations areas including: Information Technology/Security, Commercial Payments, Human Resources, Risk (including Compliance, BSA, and Fraud) and Loan and Deposit Servicing. From 2011 to 2021, Mr. McCurdy served as the Company's Chief Risk Officer, General Counsel and Corporate Secretary with responsibility for legal operations as well as Risk, Compliance, BSA, Fraud, and Information Security. From 2007 until 2011, Mr. McCurdy served as an Executive Vice President, General Counsel and Corporate Secretary for Danvers Bancorp, Inc., overseeing the Company's legal and retail areas. Mr. McCurdy was President and Chief Executive Officer of BankMalden from 2001 to 2007. Mr. McCurdy is an Adjunct Professor of Law at Suffolk Law School and currently teaches Banking Law. Mr. McCurdy serves on the Board of Directors for The Women's Lunch Place. Mr. McCurdy earned his Juris Doctor degree from Suffolk Law School and his Bachelor of Arts degree from the University of California at Santa Barbara.

Mark J. Meikeljohn	Chief Credit Officer
Mr. Meiklejohn currently serves as the Company’s Chief Credit Officer. From January 2012 to October 2022, Mr. Meiklejohn served as President and Chief Executive Officer and a member of the Board of Directors of Bank Rhode Island. Mr. Meiklejohn joined Bank Rhode Island in January 2006 as the Director of Commercial Banking. In 2008, he became the Chief Lending Officer of Bank Rhode Island, responsible for all lending activities as well as cash management, business development, and oversaw the operations at Macrolease, Inc., Bank Rhode Island's leasing subsidiary. Prior to joining Bank Rhode Island, Mr. Meiklejohn was a Senior Vice President in middle market lending with Citizens Bank. Mr. Meiklejohn began his career at Fleet Bank in 1985. Mr. Meiklejohn earned a bachelor's degree from the University of Connecticut.

William C. Tsonos	President and Chief Executive Officer, Bank Rhode Island
Mr. Tsonos is President and Chief Executive Officer and a member of the Board of Directors of Bank Rhode Island. Mr. Tsonos previously served as Executive Vice President, Commercial Lending and was responsible for the Bank’s commercial loan portfolio and commercial deposits. Mr. Tsonos joined Bank Rhode Island in 2006. Prior to joining Bank Rhode Island, Mr. Tsonos was a Senior Vice President for Middle Market Lending at Citizens Bank. Mr. Tsonos is a Governor of The Miriam Hospital Foundation and is Vice Chairman of the Woonsocket (Rhode Island) Investment Board.

Insider Trading Policy
The Board of Directors annually reviews and approves the Company's policy with regard to insider trading. The Company's Insider Trading Policy prohibits insiders from pledging shares on the margin, trading in derivative securities of the Company's common stock, engaging in short sales of the Company's securities, or purchasing any other financial instrument that is designed to hedge or offset an decrease in the market value of the Company's securities. The Company's Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Index

Section 16(a) Reports
Pursuant to federal securities laws, our directors, certain executive officers, and beneficial owners of more than 10% of the Company's stock are required to report their beneficial ownership, and any changes in that beneficial ownership, to the SEC in accordance with reporting requirements set forth by the SEC. We are required to report any late filings made by our directors or executive officers in 2024. Based on the Company's review of the filings, the Company believes its directors and executive officers timely complied with the reporting requirements of Section 16 of the Exchange Act for the period ended December 31, 2024.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that sets forth standards of ethical business conduct for all directors, officers, and employees of the Company and its subsidiaries. The purpose of the Code of Business Conduct and Ethics is to provide directors, officers, and employees with a framework to make honest, ethical, and legal decisions, ensure full, fair, accurate, timely, and understandable public disclosures in periodic reports required to be filed by the Company, require compliance with applicable laws, rules and regulations, and encourage prompt internal reporting of violations of the Code of Business Conduct and Ethics. All directors, officers, and employees are required to annually certify that they have read and agree to abide by the terms of the Code of Business Conduct and Ethics. All employees receive annual training on the Code of Business Conduct and Ethics. Additionally, the Code of Business Conduct and Ethics is in conformity with the requirements of the Sarbanes-Oxley Act of 2002 and the Nasdaq rules. A copy of the Code of Business Conduct and Ethics and any amendments to or waivers of the requirements therein are available on the Company’s website at www.brooklinebancorp.com.

The Company has also adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is available on the Company’s website at www.brooklinebancorp.com.

The Board has established a means for employees, customers, stockholders, and other interested parties to submit confidential and anonymous reports of suspected or actual violations of our Code of Business Conduct and Ethics relating to, among other things:

•Accounting practices, internal accounting controls or auditing matters and procedures;
•Theft or fraud of any amount;
•Insider trading;
•Performance and execution of contracts;
•Conflicts of interest; and
•Violations of securities laws.

Any employee, stockholder or other interested party may submit a report to the Audit Committee in writing to: Brookline Bancorp, Inc., Audit Committee, P.O. Box 6024, Providence, Rhode Island 02940.

Reports may also be made by telephone or online via the Company’s Ethics Reporting Hotline, which is administered by NAVEX Global, an independent, third-party monitoring service. The Ethics Reporting Hotline is available seven days per week, twenty-four hours per day. Calls or web reports to the Ethics Reporting Hotline may be anonymous if requested. The Ethics Reporting Hotline can be reached at: (877) 516-3399 or https://www.reportlineweb.com/brkl.

Index

Communications with the Board
Stockholders who wish to communicate with the Board or with any director can write to the Nominating and Governance Committee, care of the Corporate Secretary, Brookline Bancorp, Inc., 131 Clarendon Street, Boston, Massachusetts 02116. This letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Corporate Secretary will forward the communication to the director(s) to whom it is addressed, or, if the inquiry is a request for information about the Company or a stock-related matter for example, the Corporate Secretary will respond directly. The Corporate Secretary will not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.

At each Board meeting, the Corporate Secretary shall present a summary of all communications received, if any, since the last meeting and make those communications available to the directors upon request.

Audit Committee

The current members of the Audit Committee are Mr. Hollister (Chair), Ms. Chang, Ms. Boles Fitzgerald, Mr. Hill, and Mr. Nowak. Mr. Hollister and Mr. Hill are "audit committee financial experts" as defined in the SEC regulations and all members of the Audit Committee are "independent" as defined under Nasdaq listing standards.

Pursuant to the Audit Committee's charter, the Audit Committee assists the Board in oversight of the following: (i) reviewing the scope of the proposed audit, including the adequacy of staffing; (ii) discussing the contents of our audited financial statements with management and the independent auditor; (iii) appointing, compensating, evaluating, overseeing and/or replacing the independent registered public accounting firm; (iv) pre-approving the scope of services provided by and fees paid to the independent registered public accounting firm for audit, audit-related and permitted non-audit-related services; (v) overseeing the internal and external audit function; and (vi) reviewing with management, the Company’s General Counsel and the independent auditor the nature and status of significant legal matters.

Stockholders may access the Audit Committee's charter by visiting the Company's website at www.brooklinebancorp.com, selecting the "Corporate Overview" drop down at the top of the page, then selecting "Governance Documents" from the drop down menu.

Index

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview

The Compensation Discussion and Analysis ("CD&A") provides a description of the roles and responsibilities of the Compensation Committee (the “Compensation Committee” or the “Committee”) of the Company’s Board of Directors. Additionally, this CD&A describes the Company's executive compensation philosophy, guidelines and programs, and the material factors affecting the Company's decisions regarding the compensation of its senior executives.

On December 16, 2024, the Company entered into an Agreement and Plan of Merger with Berkshire Hills Bancorp, Inc. ("Berkshire") and Commerce Acquisition Sub, a wholly owned subsidiary of Berkshire ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company, with the Company as the surviving entity, and immediately thereafter the Company will merge with and into Berkshire, with Berkshire as the surviving entity. This CD&A does not describe any special compensation that may be payable in connection with the mergers, which will be described in the Joint Proxy Statement/Prospectus included in the registration statement on Form S-4 filed by Berkshire.

The Named Executive Officers (the “Named Officers”) for 2024 are:

Paul A. Perrault	Chief Executive Officer
Carl M. Carlson	Co-President and Chief Financial & Strategy Officer
Michael W. McCurdy	Co-President and Chief Operating Officer
Darryl J. Fess	President and Chief Executive Officer, Brookline Bank
Mark J. Meiklejohn	Chief Credit Officer

Executive Summary
Business Performance Achievements

For the fiscal year ended December 31, 2024, the Company achieved steady profitability and growth despite an external market that remained challenging for the banking industry. The Company's total assets increased to $11.9 billion or $523.1 million from December 31, 2023 with total loans increasing by 1.4% and total deposits increasing by 4.1%, both as of the same time period.

Compensation Standards, Philosophy and Objectives

Our executive compensation program is grounded in the following policies and practices, which promote sound compensation governance, enhance our pay-for-performance philosophy and further align our executives'interests with those of our stockholders:

Index

What We Do	What We Don't Do
Balance executives' short-term and long-term compensation to discourage short-term risk taking at the expense of long-term growth	Encourage excessive risk taking by removing incentives that focus on single performance goals which may be a detriment to our Company
Emphasis on performance-based or "at risk" compensation	No excessive perquisites
Insider Trading Policy that includes anti-hedging and pledging policy	No excise or tax gross ups in our employment or change in control agreements
Independent Compensation Consultant engaged by the Compensation Committee	Our equity plan does not permit the repricing of stock options that are out of the money
Clawback Policy that requires recoupment in the event of a material financial restatement	Severance is only paid upon a termination
Compensation Consultant provides competitive benchmarking on our compensation practices annually to ensure executive compensation is consistent with market practices	Dividends are not paid on unearned restricted stock

Compensation Philosophy and Objectives

Compensation Philosophy: The Compensation Committee believes that the Company’s success is highly dependent on the ability to hire and retain qualified executives who have the potential to influence performance and enhance stockholder value over time. The Compensation Committee works with the independent compensation consultant and, as applicable, executive management to develop a comprehensive executive compensation program, one that is competitive in the marketplace, rewards strong and prudent corporate performance, and that is aligned with stockholder interests. The Compensation Committee reviews the executive compensation program on an annual basis to ensure the program remains aligned with the Company's compensation philosophy and business objectives. The Company's compensation philosophy recognizes the importance of individual achievements and strives to reward those behaviors while also emphasizing overall corporate achievement as discussed in this CD&A.

Pay for Performance: A substantial portion of each Named Officer's total compensation is variable and contingent upon the attainment of certain specific and measurable annual- and long-term business performance objectives.

Stockholder Alignment: Our Named Officers are compensated and rewarded through a mix of components (base salaries, annual- and long-term incentives) designed to create long-term value for our stockholders and foster an environment of sustainable performance.

Competitiveness: Target compensation is set at a level that is competitive with offerings for comparable positions at other similarly-sized institutions in which we compete for business and talent. Our Compensation Committee does not have a stated target percentage for each position.

Attraction and Retention: The executive compensation program is designed to enable the Company to retain superior executive talent, and as appropriate, attract new executives.

Stockholder Support: At our 2024 Annual Meeting of Stockholders, our executive compensation program received 95% support from our stockholders. Please refer to the "Consideration of Say on Pay Advisory Vote" for more details.

Index

Compensation Mix

Our executive compensation program is comprised of the following elements:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a fixed level of pay that recognizes the Named Officer's scope of responsibilities, skills, performance and experience relative to his or her role
Short-Term Incentive Program	Cash (At-Risk and variable)	Motivate and reward Named Officers for achievement of annual Company goals that support the Company's long-term strategic plan
Long-Term Incentive Program	Equity (At-Risk and variable)	Provide incentives to Named Officers to execute the Company's longer-term financial and strategic growth goals which contribute to stockholder value generation

Compensation Policies and Practices

A summary of some of our Compensation Policies and Practices is provided below.

Summary
Clawback Policy	The Company has adopted a Clawback Policy that is compliant with the rules issued by the SEC and the Nasdaq Stock Market. Pursuant to the Policy, in the event the Company is required to file a financial restatement with the SEC, the Company may recoup incentive-based compensation received by the Named Officers (and other specified members of executive management) in excess of that which would have been received had the financial results been properly reported. For more information, please refer to the "Clawback Policy" section of this Amendment, below.
Insider Trading Policy	The Company has adopted an Insider Trading Policy that applies to directors, officers, employees, and consultants with respect to trading in the Company's securities. The Company prohibits the unauthorized disclosure of any nonpublic information acquired as a result of an individual's employment or other relationship with the Company or any of its subsidiaries, as well as the misuse of material nonpublic information about the Company or any of its subsidiaries or their respective businesses in securities trading. For more information, please see Exhibit 19.1 of the Original 10-K.
Prohibition on Hedging	Our Insider Trading Policy prohibits insiders from speculating in our stock including, but not limited to: short selling, buying or selling publicly traded options, included writing covered calls, and hedging or any other type of derivative arrangement that has a similar economic outcome.
Prohibition on Pledging	Our Insider Trading Policy prohibits insiders from purchasing Company securities on the margin, borrowing against Company securities held in a margin account, or pledging Company securities as collateral for a loan.
Equity Grant Practice	Our practice is to approve annual equity award to eligible recipients, including the Named Officers, on an annual basis. There may be exceptions to this practice for new hires or other off-cycle awards. We do not backdate equity awards and we do not coordinate grants of equity information so they are made before announcement of favorable information, or after the announcement of unfavorable information. The Company's equity awards are granted at fair market value on a fixed date or event. We do not grant stock options with "reload" features, nor do we loan funds to employees to permit them to exercise stock options. We do not reprice stock options.

Index

Tax Considerations	In general, the Company may not take an annual deduction for Named Officer compensation in excess of $1 million unless an exception applies. Due to the continued importance and benefits to the Company and our stockholders of awarding compensation that is structured to properly incentivize our executive officers, the Compensation Committee believes that it is in our best interests to retain flexibility in awarding compensation, even if some awards may be non-deductible compensation expenses to the Company.
Compensation Committee Interlocks and Insider Participation	The members of our Compensation Committee are all independent directors. Our Compensation Committee members have not served as employees of the Company or any of our subsidiaries, and there are no common participants between the Compensation Committee and any of the entity of the Company.

Consideration of Say On Pay Advisory Vote

At our 2024 Annual Meeting of Stockholders, we held a say-on-pay vote, which is a non-binding advisory vote in support of the compensation of our Named Officers. The Company received the support of approximately 95% of the votes cast, which was significantly higher than the support of approximately 80% of the votes cast in the prior year. Prior to 2021, and since the inception of the say-on-pay vote, the Company has consistently received approval of more than 90% of the votes cast.

We believe that the results of the 2024 say-on-pay vote show strong stockholder support for our executive compensation policies and practices. The Company seeks to meaningfully engage with stockholders to receive candid and timely feedback which is shared with the Board. The Company generally engages in an annual stockholder outreach campaign; however, the Company's 2024 stockholder outreach initiative was paused due to the proposed merger with Berkshire. Generally, meetings are held with our General Counsel and a member of the Board to seek feedback from our 25 largest institutional stockholders and key investors. The Board and Management have found these discussions insightful and actionable. We encourage and welcome continued stockholder engagement.

The Decision-Making Process

The Compensation Committee oversees the executive compensation program for the Named Officers. The Committee is comprised of non-employee members of our Board of Directors who meet the applicable independence requirements of Nasdaq. The Compensation Committee works closely with independent consultants and management to examine the effectiveness of the Company's executive compensation program throughout the year and when considering and making any material pay decisions. The Compensation Committee meets regularly throughout the year and held six meetings in 2024. Additional information about the Compensation Committee's authority and responsibilities are specified in the Compensation Committee's charter, which is available on our website: www.brooklinebancorp.com.

Role of the Compensation Committee

In accordance with its charter, the Compensation Committee evaluates the Chief Executive Officer’s performance relative to established goals and has sole responsibility for determining his compensation based on the Compensation Committee's evaluation of his performance. Final decisions regarding the Chief Executive Officer’s compensation take into consideration his contribution to the Company’s success, along with the Company’s achievement against annually established performance targets, its relative performance compared to its peer group, and current compensation trends within the competitive marketplace.

Index

The Compensation Committee also reviews all compensation awards to the other Named Officers. The Compensation Committee utilizes publicly available information to gather data related to compensation practices for executive officers of financial institutions to determine market competitive levels of compensation as well as reviewing internal pay levels within the executive group.

Roles of Executive Officers and Management

The Compensation Committee occasionally requests one or more members of executive management to be present at committee meetings where executive compensation and Company or individual performance are discussed and evaluated. Executives may provide insight, suggestions or recommendations regarding executive compensation; however, only Compensation Committee members vote on decisions regarding executive compensation.

The Company’s Chief Executive Officer provides recommendations to the Compensation Committee on matters relating to the compensation of the executive management team other than his own compensation. In addition, the Chief Executive Officer provides specific recommendations regarding base salary adjustments and short- and long-term incentive awards for members of the executive management team other than himself to the Compensation Committee. The Compensation Committee retains sole discretion with respect to compensation decisions regarding the Company’s Named Officers.

The Role of the Compensation Consultant

The Compensation Committee has the authority to engage independent consultants to assist it in the compensation process. These consultants are retained by and report directly to the Compensation Committee. The consultants provide expertise and information about competitive trends in the marketplace, including established and emerging compensation practices at other companies.

The Compensation Committee has the sole authority to retain and terminate a consultant and to approve the consultant's fees and other terms of engagement. For 2024, the Compensation Committee retained the services of Meridian Compensation Partners, LLC ("Meridian"), which is an independent executive compensation consulting firm. The Compensation Committee assessed the independence of Meridian in 2024 pursuant to SEC and Nasdaq requirements and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the Compensation Committee.

A representative from Meridian attends the Compensation Committee meetings upon request for the purpose of reviewing compensation data with the Compensation Committee and participating in general discussions on compensation for the Named Officers and periodically meets with the Compensation Committee without management present. While the Compensation Committee considers input from Meridian when making compensation decisions, the Compensation Committee's final decisions reflect many factors and considerations.

In 2024, the Compensation Committee retained Goodwin Procter LLP to provide legal advice regarding compensation related matters. The Compensation Committee assessed the independence of Goodwin Procter LLP in 2024 pursuant to SEC and Nasdaq requirements and concluded that no conflict of interest exists that would prevent Goodwin Procter LLP from serving as an independent consultant to the Committee.

Meridian and Goodwin Procter LLP report directly to the Compensation Committee and provide consulting services to the Committee under the Committee's direction.

Index

Compensation Benchmarking

The Compensation Committee reviews data from a number of sources when considering executive compensation decisions. These include:

•Peer group information regarding current pay level and practices relative to its named peer group; and
•Survey data for positions of similar scope and focus in the markets where the Company competes for talent.

Market data from a variety of independent sources are used to ensure that the Company’s total compensation package is competitive in the markets within which it competes for executive talent. In addition, the Compensation Committee evaluates the mix of short-term and long-term compensation against relevant market factors with the goal of promoting long-term performance and stability for the organization while maintaining a compensation mix for each Named Officer that is competitive in the market.

In 2024, the Company’s named peer group consisted of the following financial institutions:

Berkshire Hills Bancorp, Inc.	Lakeland Bancorp, Inc.
ConnectOne Bancorp, Inc.	NBT Bancorp, Inc.
Community Bank Systems, N.A.	OceanFirst Financial Corp.
Dime Community Bancshares	Provident Financial Services, Inc.
Eagle Bancorp, Inc.	S&T Bancorp, Inc.
Eastern Bankshares, Inc.	Sandy Spring Bancorp, Inc.
First Commonwealth Financial Corporation	Tompkins Financial Corporation
Flushing Financial Corporation	Univest Financial Corporation
Independent Bank Corp.	WSFS Financial Corp.
Kearny Financial Corp.

The peer group companies are headquartered predominantly in the Northeast and Middle Atlantic regions, as this provides the most reasonable basis for the evaluation of executive compensation levels. The peer group is designed to position the Company within a group of peers who have one-half to two times our asset size and approximately at the median at the time compensation evaluations are conducted. Annually, the compensation consultant reviews the peer group and provides adjustments based on changes in asset size and other key factors impacting members of the peer group. Compensation evaluations for 2024 compensation were conducted in the late fall of 2023 and the peer group companies represent the companies used as part of that evaluation. The total assets of the companies in this peer group ranged from $7.6 to $21.5 billion, with a median asset size of $11.2 billion. The Company's asset size at the time of the review was $11.8 billion. The following companies were removed from our peer group for 2024 based on their asset size: Northfield Bancorp, Inc., Peapack Gladstone Financial Corporation, TrustCo Bank Corp NY, and Washington Trust Bancorp.

While competitive practice is an important component of the Company’s compensation philosophy, it is not the sole determinant of executive compensation and benefit practices and programs.

Index

2024 Compensation Elements and Decisions

The Company utilizes a variety of criteria when establishing compensation opportunities for executive management positions. These include:

•Recognition of the relative value and contribution of the position to the Company;
•Consideration of the unique qualifications and/or capabilities required by the position;
•The Company’s desired relationship to its external marketplace vis-à-vis a particular position; and
•The Company’s ability to pay.

The Company positions its executive total compensation package – base salary combined with short- and long-term incentives – to be market competitive when performance goals are achieved. Short- and long-term incentives are designed and administered to ensure that actual results in relation to the Company’s performance objectives appropriately position earned pay levels relative to the competitive market. Our benefit program, which is available to all full-time employees, is designed to provide the executive with a competitive benefit program. As is reflected in the Summary Compensation Table, a very small portion of the executive’s total compensation is delivered through perquisites.

Base Salary

The base salaries of our Named Officers and other members of executive management are reviewed annually and represent a foundational component of direct compensation for executive positions at the Company. Salaries are reflective of the executive's job responsibilities, job performance and experience, and competitive in the market. Initial base salary levels, as well as subsequent adjustments to base salaries, are determined by:

•Impact and contribution of a particular position, as well as the unique qualifications and/or capabilities an individual offers to the Company;
•Salary levels determined by reference to the external marketplace;
•Internal equity; and,
•Individual performance.

Base salary is the only portion of the executive’s total compensation package that is considered to be “fixed” compensation and is thus not “at risk” on an annual basis. Base salary levels are established to ensure that each executive is being paid competitively for sound performance. It is intended that greater rewards will be recognized when the performance targets established within the context of the Company’s short- and long-term incentive programs are achieved.

In 2024, the Compensation Committee set the annual base salaries for the Named Officers at levels that were consistent with the market analysis that was performed by the Company’s independent compensation consultant and the Compensation Committee’s assessment of the individual officer’s level of performance, contribution to the Company, and experience. The 2024 total base salaries were:

Index

Named Officer	2023 Base Salary ($)	2024 Base Salary ($)	% Change
Paul A. Perrault	$940,000	$970,000	3.2%
Carl M. Carlson	$562,380	$579,251	3%
Michael W. McCurdy	$562,380	$579,251	3%
Mark J. Meiklejohn	$442,001	$455,261	3%
Darryl J. Fess	$483,600	$498,108	3%

In all cases, base level salaries for the Named Officers were consistent with the Company’s compensation philosophy and practices as adopted by the Company’s Compensation Committee.

Short-Term Incentives

The Company’s annual variable, or “at risk,” compensation is delivered through the Company’s short-term incentive plan, the Annual Executive Incentive Short Term Compensation Plan (the “STC Plan”), which was adopted in 2024 to create a framework based on pre-established goals and a calculated payout with an appropriate level of Committee discretion. The STC Plan is designed to align management’s interests with the achievement of the Company’s financial and strategic objectives for the year.

The Named Officers and other members of executive management participate in the STC Plan. Awards under the STC Plan may be based on Company performance goals and/or individual goals, as determined by the Compensation Committee. For 2024, awards under the STC Plan are based entirely on Company performance goals related to financial and strategic goals, and do not include individual goals.
Awards are calculated as follows:
Each Company performance goal is assigned three performance levels, which earn the following payouts based on the level of actual achievement: Threshold (40% of target incentive), Target (100% of target incentive) and Stretch (150% of target incentive). Amounts below the threshold earn a $0 payout. In no event may a participant earn more than 150% of target. For performance above Threshold and below Stretch, linear interpolation is used to reward incremental achievement of Company performance goals. If the Company does not achieve the metrics set forth in the STC Plan in a given year, the funding amount of the STC Plan pool is reduced accordingly. In addition, the Compensation Committee may adjust funding upward or downward in their discretion.

Index

Goals					Percentage Earned
Weighting	Performance Goals	Threshold	Target	Stretch	Threshold	Target	Stretch
Corporate Score Card
50%	Adjusted Net Income	$66.1	$88.2	$105.8	40%	100%	150%
25%	Customer Deposit Growth	75%	100%	120%	40%	100%	150%
Strategic Management Metrics
25%	Corporate Performance Outcomes				Qualitative Assessment 40%-150%
100%
Threshold, Target and Stretch goals are based on the Company's performance relative to pre-established budget amounts for each of the metrics as determined by the Company’s Compensation Committee in January of each year.

For 2024, the Compensation Committee determined that Company performance goals were achieved at the levels set forth below, which resulted in funding the STC Plan at 100% of Target:

Adjusted Net Income (1)	Actual Result	Percentage Earned	Weighting	Weighted Payout
	$72.41	57%	50%	28.5%
Customer Deposit Growth	136%	136%	25%	34.0%
Corporate Performance Outcomes	N/A	150%	25%	37.5%
			100%	100%
(1) Adjusted Net Income represents Operating Earnings as disclosed in the Original 10-K in Non-GAAP Financial Measures and Reconciliation to GAAP section. The adjustments include the removal of after tax merger and restructuring charges occurred during the year.
The Compensation Committee did not make any discretionary adjustments to the funding for 2024 and approved funding the Plan at 100% of Target based on the Company's performance for each of the metrics. The Compensation Committee established strategic goals at the beginning of the year concerning the following categories, all of which were deemed achieved at or above target by the Compensation Committee:
•Audit and Regulatory Performance
•Asset Quality and Management of Classified Assets
•Liquidity Management

Based on the achievements in these areas, combined with management's successful oversight of the negotiation and entry into the merger with Berkshire, the Compensation Committee determined the Corporate Performance Outcomes were achieved at greater than Target level of performance.

The STC Plan is cash based and a target incentive opportunity is established for each position. Once the annual aggregate funding level has been established, individual awards are determined based on each officer’s annual performance and contribution. The actual cash incentive paid to our Named Officers under the STC Plan for 2024 annual performance were as follows:

Index

Named Officer	Base Salary ($)	Target % of Base Salary	Payout at Target ($)	Actual Percentage Achieved (%)	Actual Payout Earned ($)
Paul A. Perrault	$970,000	75%	$727,500	100%	$727,500
Carl M. Carlson	$579,251	60%	$347,551	100%	$347,551
Michael W. McCurdy	$579,251	60%	$347,551	100%	$347,551
Mark J. Meiklejohn	$455,261	60%	$273,157	100%	$273,157
Darryl J. Fess	$498,108	60%	$298,865	100%	$298,865

Long-Term Incentives

The Compensation Committee believes that profitability and growth are measured not only in annual increments, but also over an extended period of time. In addition, the Compensation Committee is of the opinion that it is important to consider performance relative to the Company’s peer group, and to align the interests of the management team with that of the Company’s stockholders. The Compensation Committee believes that these goals are accomplished through equity awards.

The Company’s equity-based long-term incentive program represents a significant component of each executive officer’s total compensation and is also variable in nature. Equity grants may be made in the form of stock options or restricted shares, and restricted shares, in turn, may vest based on performance metrics or over time. In 2024, time- and performance-based restricted stock was awarded to the Named Officers. The Compensation Committee considers the intended purpose of each award and alignment with stockholder interests in determining the appropriate form and design of these awards.

The Compensation Committee has established a target value for each Named Officer's equity grants, pursuant to the Company's Long-Term Incentive Plan which are equal to a specific percentage of such Named Officer's base salary. For 2024, the target value of each Named Officer's equity grants, and number of time-based and performance-based restricted stock awards granted to such Named Officer are as follows:

Named Officer	Target Value of Equity Awards (as a Percentage of Base Salary)	Time Based Restricted Stock Awards (# of Shares)	Performance Based Restricted Stock Awards (# of Shares)	Total 2024 Restricted Stock Award (# of Shares)
Paul A. Perrault	70%	34,503	34,503	69,006
Carl M. Carlson	50%	14,717	14,717	29,434
Michael W. McCurdy	50%	14,717	14,717	29,434
Mark J. Meiklejohn	50%	11,567	11,567	23,134
Darryl J. Fess	50%	12,656	12,656	25,312

All restricted stock awards made to Named Officers are structured such that 50% of each award will vest at the end of the three-year period if certain identified Company performance objectives are achieved and the remaining 50% will vest ratably over a three-year period. Dividends paid on all restricted stock awards, both performance based and time based, are accrued and not paid to the Named Officers unless and until the vesting criteria are attained. The Company's performance relative to the below peer group is utilized to determine the percentage of awards earned.

Index

Berkshire Hills Bancorp, Inc.	NBT Bancorp, Inc.
ConnectOne Bancorp, Inc.	OceanFirst Financial Corp.
Community Bank Systems, N.A.	Peapack Gladstone Financial Corporation
Dime Community Bancshares	S&T Bancorp, Inc.
Eastern Bankshares, Inc.	Sandy Spring Bancorp, Inc.
First Commonwealth Financial Corporation	Tompkins Financial Corporation
Flushing Financial Corporation	Univest Financial Corporation
Independent Bank Corp.	Washington Trust Bancorp, Inc.
Kearny Financial Corp.	WSFS Financial Corp.

In 2024, the Compensation Committee approved the following performance objectives for the performance awards: total return to stockholders, net charge offs, and transaction deposit growth which is representative of the percentage change in average checking account balances ("Transaction Deposit Growth").

For 2024, the measurement period for each performance objective runs from January 1, 2024 to December 31, 2026. Each factor is weighed at 30% with the exception of Total Stockholder Return, which is weighted at 40%. A threshold of 25% has been established for the vesting of performance based restricted stock awards with a maximum payout of 150% provided certain performance objectives are achieved. Vesting of awards is subject to the attainment of certain performance targets relative to peers as set forth below.

Company Percentile Performance Relative To Peer Group	Total Shareholder Return	Net Charge Offs	Transaction Deposit Growth
25th Percentile	50%	50%	50%
50th Percentile	100%	100%	100%
75th Percentile	150%	150%	150%

Performance in between percentiles set forth in the table above is determined based on linear interpolation (with the exception of performance below the 25th percentile, in which case that portion of the award does not vest). Please see the "Grants of Plan-Based Awards" table, in the Named Executive Officer Compensation section below, for more information.

Vesting of the 2021 Performance Grants
In August 2021, the Compensation Committee granted long-term incentive restricted stock awards with performance criteria (the “2021 Performance Awards”) to the Named Officers then in office in accordance with the terms of the Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan. The 2021 Performance Award terms provide that between zero and 150% of the target award may be earned at the conclusion of the three-year performance period, which ran from January 1, 2021 through December 31, 2023 (the “Performance Period”). The performance metrics used to determine the level of achievement as compared to the Company's peer group during the Performance Period were: total return to stockholders, net charge offs, and Transaction Deposit Growth as set forth below.

Index

Company Percentile Performance Relative To Peer Group	Total Shareholder Return (40% Weighting)	Net Charge Offs (30% Weighting)	Internal Strategic Metric (30% Weighting)
25th Percentile	50%	50%	50%
50th Percentile	100%	100%	100%
75th Percentile	150%	150%	150%
Actual Performance	50%	104%	150%
Performance in between percentiles set forth in the table above is determined based on linear interpolation (with the exception of performance below the 25th percentile, in which case the award does not vest). The Compensation Committee approved the payment of the 2021 Performance Awards based on the achievement of the performance metrics. Consistent with the Company’s other equity-based long-term incentive awards, the 2021 Performance Awards do not provide for the payment of dividends on shares unless and until the 2021 Performance Awards vest. Based on the Company’s achievement of each metric and relative weighting of each metric during the Performance Period the Compensation Committee approved vesting of the 2021 Performance Awards at 96.2% of the target.

Special Bonuses

To recognize and reward the Named Officers for their efforts in connection with the proposed merger with Berkshire, the Compensation Committee approved special, one-time bonuses to each of Mr. Perrault, Mr. Carlson, Mr. McCurdy, and Mr. Meiklejohn. Each such special bonus is equal to $100,000 and was paid on February 28, 2025.
Retirement Benefits
401(k) Plan
The Company provides all of its employees, including the Named Officers, with tax-qualified retirement benefits through the Company’s 401(k) Plan. The Compensation Committee believes that a 401(k) Plan is an attractive retirement vehicle for recruiting officers. All Named Officers who meet the eligibility requirements may elect to participate in the 401(k) Plan on a non-discriminatory basis. Named Officers, like other employees, may begin deferring compensation upon employment. Employee contributions to the 401(k) Plan vest upon deferral.
The Company’s 401(k) Plan allows employees to make salary reduction contributions equal to the lesser of 75% of compensation or a maximum statutory limit which is indexed annually. The 2024 maximum statutory limit was $23,000. Those employees who are age 50 or older are permitted to make a catch-up contribution of no more than 100% of eligible compensation, or a maximum statutory limit which is indexed annually. The maximum statutory catch-up limit in 2024 was $7,500.
Pursuant to the Company’s 401(k) Plan, the Company provides an annual matching contribution equal to 100% of the first 5% of each employee’s eligible compensation deferral amount up to the annual maximum statutory limit. This annual match provided by the Company vests immediately.

Supplemental Executive Retirement Plan

Prior to the Company’s acquisition of Bank Rhode Island in 2012, Bank Rhode Island provided Mr. Meiklejohn with a supplemental executive retirement plan benefit pursuant to its 2000 SERP (the “SERP”),

Index

a liability which the Company assumed following the purchase of Bank Rhode Island. Under the SERP, Mr. Meiklejohn is entitled to an annual retirement benefit of $100,000 per year, payable for his lifetime. This benefit is payable upon the later of Mr. Meiklejohn’s attainment of the age of 65, or his retirement, provided that no amounts may be paid until at least six months after his termination of employment, except in the event of termination by reason of his death.

Mr. Meiklejohn is fully vested in the SERP benefit. In the event of Mr. Meiklejohn's death, pursuant to the terms of the SERP, his estate will be provided with a death benefit equal to the accrued balance at the date of his death reduced by the amount of the death benefit payable under a life insurance policy on Mr. Meiklejohn's life. The pre-retirement and post-retirement benefits are funded through a life insurance policy on Mr. Meiklejohn's life, purchased and owned by Bank Rhode Island which contains a split-dollar endorsement in favor of Mr. Meiklejohn.

A Rabbi Trust was established at the time of the Company's acquisition of Bank Rhode Island to fund the Company's liability pursuant to the SERP. All benefits are forfeited in the event that Mr. Meiklejohn's employment is terminated as a result of a criminal act of fraud, misappropriation, embezzlement, or through a felony that involves the property of the Company.

Nonqualified Deferred Compensation Plan

The Company has a Nonqualified Deferred Compensation Plan open to eligible participants, which includes members of the Company’s Board of Directors, and certain executive officers, including the Named Officers.

Eligible executive officers may elect to defer from 5% to 100% of their annual base salary and/or cash incentive payment. Amounts deferred earn interest credited at the end of each month based on the Company’s average annual yield on earning assets for the previous calendar quarter, converted to a monthly equivalent yield. Mr. Perrault is eligible to receive a Company contribution pursuant to his Employment Agreement, please see the "Named Executive Officer Compensation" below for additional details.

Employee Stock Ownership Plan

The Company had an Employee Stock Ownership Plan (the “ESOP”) which terminated by its terms on December 31, 2022. The Company has obtained a favorable Internal Revenue Service ("IRS") determination letter for the ESOP and is in the process of winding down the ESOP. The Company has engaged a third-party vendor to assist with the wind down of the ESOP.
Timing of Equity Grants
During 2024, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, the Company did not grant stock options to Named Officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, Form 10-K or Form 8-K that discloses material nonpublic information.

Index

Employment and Change-in-Control Agreements
The Company has entered into employment agreements with its Chief Executive Officer, Co-President and Chief Financial & Strategy Officer, Co-President and Chief Operating Officer, Chief Credit Officer, and President and Chief Executive Officer of PCSB Bank, and Change in Control Agreements with the Named Officers other than those with employment agreements. These agreements are intended to provide the Company with the continued employment and undivided attention of its Named Officers without the potential distraction resulting from the reduction of job security inherent in employment by a publicly-held institution. The agreements provide assurances to Named Officers regarding the continued payment of salary and benefits in the event of involuntary termination or a change in control at the Company. Please refer to the "Named Executive Officer Compensation" section below for a more detailed description of these arrangements.

Clawback Policy

In accordance with the requirements of the Securities and Exchange Commission's Rule 10D-1 ("Rule 10D-1"), the Compensation Committee has adopted a Compensation Recovery Policy effective as of October 2, 2023 (the "Clawback Policy"). The Clawback Policy applies to cash and equity awards made pursuant to the Company's Short and Long Term Incentive Plans. In the event of a restatement of the Company's financial results (as that term is defined in Rule 10D-1), the Company's Compensation Committee will review all cash and equity awards paid to the Company's executive officers during the applicable three-year performance period. In the event that the Compensation Committee determines an award would have been lower based on the restated financial performance, the Compensation Committee will require such executive officer to reimburse that portion of the award that exceed the restated financial performance measures.

In addition to the Clawback Policy and any other remedies available to the Company and subject to applicable law, if the Board or the Compensation Committee of the Board determines that it is appropriate, the Company may recover in whole or in part any bonus, incentive payment, equity award or other compensation received by an officer of the Company to the extent that such bonus, incentive payment, equity award or other compensation is or was based on any financial results or operating metrics that were impacted by the officer’s knowing or intentional fraudulent or illegal conduct, including the making of a material misrepresentation contained in the Company’s financial statements.
Perquisites and Other Personal Benefits

Named Officers receive the same benefit offerings on the same basis that are available to full-time Company employees. Any other perquisites are limited to items that support our client and business objectives. The Company provides Mr. Perrault with an automobile and Mr. Meiklejohn with an automobile allowance, both pursuant to the terms of their respective Employment Agreements. The Company provides the Named Officers with memberships at local clubs to facilitate client and business objectives.
Relationship Between Compensation Policies and Risk
The Compensation Committee regularly reviews the Company's compensation policies to ensure that they effectively incent officer performance without promoting excessive risk taking.

Index

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended December 31, 2024 for filing with the SEC.

Members of the Compensation Committee

Bogdan Nowak (Chair)
Joanne B. Chang
Thomas J. Hollister
John M. Pereira

Index

NAMED EXECUTIVE OFFICER COMPENSATION
Summary Compensation Table – 2024

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 2024, 2023, and 2022 awarded to or earned by our Chief Executive Officer, Chief Financial Officer, and the Company’s three other highest paid Named Officers whose total compensation earned in 2024, 2023, and 2022 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Paul A. Perrault...........	2024	970,000	100,000	679,019	727,500	—	218,397	(4)	2,694,916
Chairman and Chief Executive Officer	2023	940,000	—	657,994	423,000	—	299,536		2,320,530
	2022	900,000	33,750	629,998	675,000	—	277,514		2,516,262

Carl M. Carlson............	2024	579,251	100,000	289,631	347,551	—	66,754	(5)	1,383,187
Co-President and Chief Financial & Strategy Officer	2023	562,380	—	281,192	202,457	—	90,154		1,136,183
	2022	540,748	16,223	270,370	324,449	—	68,032		1,219,822

Michael W. McCurdy..	2024	579,251	100,000	289,631	347,551	—	66,847	(6)	1,383,280
Co-President, Chief Operating Officer	2023	562,380	—	281,192	202,457	—	86,362		1,132,391
	2022	540,748	16,223	270,370	324,449	—	150,107		1,301,897

Mark J. Meiklejohn......	2024	455,261	100,000	227,639	273,157	(43,295)	54,433	(7)	1,067,195
Chief Credit Officer	2023	442,001	—	221,000	159,120	39,888	63,918		925,927
	2022	—	—	—	—	—	—		—

Darryl J. Fess........	2024	498,108	—	249,070	298,865	—	52,715	(8)	1,098,758
President and Chief Executive Officer, Brookline Bank	2023	483,600	—	241,803	174,096	—	77,465		976,964
	2022	465,000	13,950	185,996	279,000	—	69,933		1,013,879

Index

1	For 2024, the amounts in this column represent special, one-time bonuses made by the Compensation Committee to recognize the efforts of certain individuals in 2024 with regard to the proposed transaction with Berkshire. The amounts earned in 2024 were paid in 2025. For 2022, the amounts in this column represent the bonus granted at the discretion of the Compensation Committee in excess of the amount of non-equity incentive plan compensation paid.
2
The amounts in this column represent the aggregate grant date fair value of restricted stock awards made in 2024, 2023, and, 2022, respectively. The grant date fair value was calculated by multiplying the number of shares by the closing price of the Company's stock on the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). Assumptions related to the financial reporting of stock awards is presented in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2024. With respect to the performance based component of the awarded restricted stock, amounts included in this column represent the grant date fair value of the target level of the award as we consider target to be the probable outcome. The grant date fair value of the performance based restricted stock awards made in 2024, 2023, and 2022, respectively, assuming maximum level of performance, were: $490,633, $493,495, and $472,498, respectively for Mr. Perrault; $209,276, $210,894, and $202,777, respectively for Mr. Carlson; $209,276, $210,894, and $202,777, respectively for Mr. McCurdy; $164,483, and $165,750, respectively for Mr. Meiklejohn; and $179,968, $181,352, and $139,497, respectively for Mr. Fess. For a more complete description of the stock awards granted in 2024, please see "Compensation Discussion and Analysis."

3	Compensation shown in this column represents payments earned under the Company's STC Plan. The amounts earned in 2024 were paid in the first quarter of 2025.
4	In 2024 includes: (a) 401(k) plan employer contribution in the amount of $17,250, (b) automobile expense in the amount of $4,630, (c) club dues in the amount of $10,164, (d) insurance benefit payments in the amount of $22,303, (f) parking expenses in the amount of $7,680, and (h) deferred compensation plan employer contributions in the amount of $161,000. With respect to Mr. Perrault's automobile expenses, the Company computes the aggregate incremental cost of the automobile to Mr. Perrault by using the annual depreciation amount and reports taxable cost of the automobile to Mr. Perrault here.
5	In 2024 includes: (a) 401(k) plan employer contribution in the amount of $17,250, (b) club dues in the amount of $19,462, (c) insurance benefit payments in the amount of $22,362, and (d) parking expenses in the amount of $7,680.
6	In 2024 includes: (a) 401(k) plan employer contribution in the amount of $17,250, (b) club dues in the amount of $19,555, (c) insurance benefit payments in the amount of $22,362, and (d) parking expenses in the amount of $7,680.
7	In 2024 includes: (a) 401(k) plan employer contribution in the amount of $17,152, (b) parking expenses in the amount of $4,360, (c) insurance benefit payments in the amount of $24,346, (d) automobile expense in the amount of $6,000, and (e) club dues in the amount of $2,575.
8	In 2024 includes: (a) 401(k) plan employer contribution in the amount of $12,726, (b) insurance benefit payments in the amount of $24,346, (c) parking expenses in the amount of $7,800, and (d) club dues in the amount of $7,843.

Index

Grants of Plan-Based Awards – 2024

				Estimated Payouts Under Non-Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2)					All Other Stock Awards: Number of Shares of Stock or Units (#)(6)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)(7)
Name	Grant Date		Date of Grant Approval	Target ($)	Threshold (#)(3)		Target (#)(4)	Maximum (#)(5)

Paul A. Perrault				727,500	—		—	—		—		—	—
	8/2/2024		6/26/2024		8,626		34,503	51,755		—		—	—		339,510
	8/2/2024	6/22/2022	6/26/2024		—	—	—	—	—	34,503	—	—	—	314999	339,510

Carl M. Carlson				347,551	—		—	—		—		—	—		—
	8/2/2024		6/26/2024		3,679		14,717	22,076		—		—	—		144,815
	8/2/2024		6/26/2024		—		—	—		14,717		—	—		144,815

Michael W. McCurdy				347,551	—		—	—		—		—	—		—
	8/2/2024		6/26/2024		3,679		14,717	22,076		—		—	—		144,815
	8/2/2024		6/26/2024		—		—	—		14,717		—	—		144,815

Mark J. Meiklejohn				273,157	—		—	—		—		—	—
	8/2/2024		6/26/2024		2,892		11,567	17,351		—		—	—		113,819
	8/2/2024		6/26/2024		—		—	—		11,567		—	—		113,819

Darryl J. Fess				298,865	—		—	—		—		—	—		—
	8/2/2024		6/26/2024		3,164		12,656	18,984		—		—	—		124,535
	8/2/2024		6/26/2024		—		—	—		12,656		—	—		124,535

1	This column displays the potential payouts to the Named Officers under the STC Plan assuming target and maximum levels of performance are met. The STC Plan does not establish a minimum or a maximum for these allocations, therefore the sub-columns "Threshold ($)" and "Maximum ($)" are not applicable and have not been presented. Actual amounts paid in February 2025 to the Named Officers under the STC Plan are reflected in the Summary Compensation Table under the column "Non-Equity Incentive Plan Compensation."
2	Performance based shares granted to the Named Officers on August 2, 2024 may vest on August 2, 2027 if certain identified performance targets are met. Specifically, the Company's net charge offs, and total return to stockholders will be compared to the performance of the peer group. In addition, Company's performance relative to Transaction Deposit Growth will be measured against established targets. Payments will be made to the Named Officers based on the Company's performance relative to the Company's peer group. Net charge offs are weighed at 30%, Total Return to Stockholders is weighed at 40% and the Company's Transaction Deposit Growth is weighted at 30%.
3	Threshold has been established as performance at the 25th percentile or greater when measured against the defined peer group. Performance between the 25th and 50th percentile would be determined via linear interpolation.
4	Target has been established as performance at the 50th percentile of the peer group.
5	Performance between the 50th and 75th percentile would be paid between target and maximum, determined via linear interpolation. Maximum payments of 150% of target would be paid for performance at the 75th percentile or above when measured relative to the peer group determined via linear interpolation.
6	Time based shares granted to the Named Officers on August 2, 2024 vest one-third per year for three years.
7
Amounts in this column reflect the aggregate grant date fair value of the time and performance based restricted stock awards granted in 2024. The grant date fair value of the time and performance based restricted stock awards was determined by multiplying the number of restricted shares granted by the closing price of the Company's common stock on August 2, 2024 for the Named Officer. For purposes of this table, the grant date fair value of the performance shares was assumed at the target level, which we consider to be the probable outcome. The actual number of shares earned is dependent on the Company's performance during the performance measuring period, therefore actual results may vary. For a more complete description of the criteria for payment of the performance shares granted in 2024, please see "Compensation Discussion and Analysis".

Index

Outstanding Equity Awards at Fiscal Year End – 2024

The following table itemizes outstanding stock awards held by the Company’s Named Officers as of December 31, 2024. The Named Officers did not hold any outstanding option awards as of December 31, 2024:

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan awards: number of unearned shares, units or other rights that have not Vested (#)(1)	Equity Incentive Plan awards: payout value of unearned shares, units or other rights that have not Vested ($)(2)

Paul A. Perrault.........	8/2/2022	7,609	89,786	22,826	269,347
	8/2/2023	20,770	245,086	31,155	367,629
	8/2/2024	34,503	407,135	34,503	407,135

Carl M. Carlson..........	8/2/2022	3,266	38,539	9,796	115,593
	8/2/2023	8,876	104,737	13,314	157,105
	8/2/2024	14,717	173,661	14,717	173,661

Michael W. McCurdy...	8/2/2022	3,266	38,539	9,796	115,593
	8/2/2023	8,876	104,737	13,314	157,105
	8/2/2024	14,717	173,661	14,717	173,661

Mark J. Meiklejohn.......	8/2/2022	2,053	24,225	6,159	72,676
	8/2/2023	6,976	82,317	10,464	123,475
	8/2/2024	11,567	136,491	11,567	136,491

Darryl J. Fess.....	8/2/2022	2,247	26,515	6,739	79,520
	8/2/2023	7,633	90,069	11,449	135,098
	8/2/2024	12,656	149,341	12,656	149,341

1	Represents shares of restricted stock subject to time and performance based vesting requirements. The shares of restricted stock subject to time based vesting requirements vest ratably on annual basis for three years beginning on the first anniversary of the grant date. The shares of restricted stock subject to performance based vesting requirements vest three years from the dates of grant, assuming the attainment of identified performance targets. The actual number of shares that will be earned pursuant to the performance based awards are dependent upon the Company's performance for the identified performance periods. We assume for purposes of the table that the Company's performance during the performance periods will result in the target amount of each award being earned by the Named Officers. Actual results may vary based upon the Company's actual performance. Shares were granted pursuant to the 2021 Brookline Bancorp, Inc. Stock Option and Incentive Plan.
2	Based on market value per share of $11.80 at December 31, 2024, which was the closing price of the Company's common stock on the last trading date of fiscal 2024.

Index

Option Exercises and Stock Vested - 2024

The following table sets forth information with respect to the aggregate amount of stock awards that vested during the last fiscal year and the value realized thereon. None of the Company's Named Officers exercised option awards in 2024.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Paul A. Perrault..........	45,283	445,585	(1)(2)

Carl M. Carlson..........	19,461	191,496	(1)(2)

Michael W. McCurdy.....	19,461	191,496	(1)(2)

Mark J. Meiklejohn........	12,693	124,899	(1)(2)

Darryl J. Fess............	13,624	134,060	(1)(2)

1	In accordance with SEC rules, this table provides information regarding stock award vesting that occurred in 2024. This table presents gross share amounts, without accounting for shares withheld upon vesting for payment of taxes.
2	Value is based on the number of shares that vested on August 2, 2024, multiplied by the closing price per share on the vesting date, which was $9.84. Included in the number of shares acquired on vesting are performance-based restricted stock grants made to the Named Officers in office on August 3, 2021. Based on the Company's performance for the three-year period ending December 31, 2023, the performance-based restricted stock vested at 96.2% of the target level.

Index

Pension Benefits - 2024

The following table provides information on the estimated present value of future payments to Mr. Meiklejohn under the SERP, as discussed in more detail above, as of December 31, 2024.

Name	Plan Name	Number of Years of Credit Service (1) (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year
Mark J. Meiklejohn	Supplemental Executive Retirement Plan	N/A	820,240	—

1	Pursuant to the terms of the SERP, the benefit is not based upon years of credited service. The benefit is based on a fixed amount and is fully vested.
2	Reflects actuarial present value of Mr. Meiklejohn's benefits under the SERP using interest rate and mortality rate assumptions consistent with those used in the Company's financial statements.
Nonqualified Deferred Compensation – 2024

The following table contains information about the activity in, and the balances of, each Named Officer’s Nonqualified Deferred Compensation account as of December 31, 2024. For more information about the Company’s Nonqualified Deferred Compensation Plan, please see "Nonqualified Deferred Compensation Plan" above.

	Executive Contribution in 2024	Company Contributions in 2024	Aggregate Earnings in 2024	Aggregate Withdrawals or Distributions	Aggregate balance as of December 31, 2024
Name	($) (1)	($)(2)	($) (3)	($)	($)

Paul A. Perrault...........	412,290	161,000	404,274	(1,626,809)	6,999,662

Carl M. Carlson.........	208,264	—	106,224	—	1,954,654

Michael W. McCurdy...	—	—	—	—	—

Mark J. Meiklejohn......	—	—	—	—	—

Darryl J. Fess.......	92,042	—	5,823	—	147,390

1	The amount listed represents the amounts contributed by the Named Officer which are reported as salary earned in the last fiscal year in the Summary Compensation Table.
2	The amount listed represents an amount contributed by the Company on behalf of the Named Officer pursuant to his Employment Agreement as more fully described below.
3	The aggregate earnings represent interest earned on the Named Officer's balances calculated monthly using the Company's average annual yield on earning assets for the previous calendar quarter, converted to a monthly equivalent yield.

Index

Potential Payments Upon Termination or Change-in-Control

Employment Agreement with Paul A. Perrault. The Company and Brookline Bank entered into an employment agreement (as amended, the “Perrault Agreement”) with Mr. Perrault on April 11, 2011, which was amended on July 25, 2018, March 10, 2021, September 22, 2021, April 28, 2023, and December 16, 2024. The Perrault Agreement is for a period of 36 calendar months, and commencing on the first anniversary of the date of the Agreement, and continuing at each anniversary date thereafter, the Perrault Agreement shall renew for an additional year unless written notice is provided to Mr. Perrault at least 60 days prior to any such anniversary date. Capitalized terms used in this section that are not defined have the meanings assigned to them in the Perrault Agreement.

The Perrault Agreement provides that the Company will pay Mr. Perrault a base salary and an annual short-term incentive payment of up to 75% of base salary. As previously discussed, payment of this award is predicated upon the Company’s achievement of established annual goals. The Perrault Agreement also sets forth the terms and conditions of Mr. Perrault’s long-term incentive, which is in the form of equity compensation. Specifically, Mr. Perrault is eligible to receive an award of restricted stock having a value equal to 70% of his base salary in effect at the time the award is made. Fifty percent of each award will vest ratably over a three-year period, with the remaining 50% vesting at the end of a three-year period based on the attainment of performance goals which are established by the Compensation Committee.

Upon the occurrence of an Event of Termination, prior to or at least 12 months after a Change in Control, Mr. Perrault (or his beneficiaries or estate in the event of his death subsequent to his termination of employment) is entitled to receive an amount equal to the sum of (i) Mr. Perrault’s base salary, and (ii) the applicable target bonus for the current year.

Upon the occurrence of an Event of Termination within 12 months after Change in Control, Mr. Perrault (or his beneficiaries or estate) is entitled to receive an amount equal to three times the sum of items (i) and (ii) as set forth in the preceding paragraph.

Upon the occurrence of an Event of Termination, life and disability coverage substantially identical to the coverage maintained by the Company shall continue to be made available to Mr. Perrault for 24 months from the date of termination. In March 2021, the Company and the Board agreed to provide Mr. Perrault with post-termination medical and dental benefits (the "Post Termination Medical Benefit"). The Post Termination Medical Benefit provides that Mr. Perrault, his spouse and any eligible dependent shall be eligible to continue their medical and dental insurance coverage under the group medical and dental insurance plans in effect at the time of the Event of Termination or upon Mr. Perrault's termination due to retirement, death, or disability to the maximum extent permissible under the terms and conditions of such plans and under applicable law, until Mr. Perrault or, independently, his spouse, dies. The premium payments for such coverage shall be paid by the Company on behalf of Mr. Perrault, and such amounts may be taxable to the extent necessary to avoid treatment as a discriminatory arrangement under Code Section 105(h), if applicable. In the event that Brookline Bank is unable, by operation of the group medical and dental insurance plans or applicable law, to continue group medical and dental insurance coverage for Mr. Perrault and his spouse and any eligible dependent as provided by the Post Termination Medical Benefit, or if providing such coverage would cause Brookline Bank or Mr. Perrault, his spouse or any eligible dependent to be subject to tax penalties under the Patient Protection and Affordable Care Act or otherwise, then Brookline Bank will pay Mr. Perrault (or his spouse and any eligible dependent, as applicable) on a monthly basis an amount equal to the premium cost of such group medical and dental insurance coverage until Mr. Perrault and, independently, his spouse, dies.

Index

In September 2021, the Compensation Committee voted to provide Mr. Perrault with an unfunded defined contribution supplemental retirement plan benefit. Under such plan, the Company or the Bank, as applicable, will reflect on behalf of Mr. Perrault an annual contribution credit in an amount equal to $161,000.00 (the “Annual Contribution Credit”). The supplemental retirement plan shall include such other terms, conditions and provisions as the Company or the Bank, as applicable, may determine. The Annual Contribution Credit shall be credited as of December 31 of each calendar year; provided that if Mr. Perrault’s employment is terminated due to Retirement, without Cause or if he terminates for Good Reason during a calendar year then the Annual Contribution Credit for such calendar year will be prorated based on Mr. Perrault’s actual period of service during that year; and provided, further, that notwithstanding the foregoing, all Annual Contribution Credits will be made in accordance with Section 409A of the Code.

In December 2024, in connection with the proposed merger with Berkshire Hills Bancorp, Inc., the Perrault Agreement was amended to clarify that the removal of Mr. Perrault as Chair of Brookline Bank in and of itself does not constitute a termination for Good Reason pursuant to the Perrault Agreement. No other changes were made to the Perrault Agreement.

Notwithstanding the Perrault Agreement, payments under the Perrault Agreement will be reduced, but only if such reduction will result in Mr. Perrault receiving a higher after-tax amount in order to avoid a loss of tax deduction under Section 280G of the Code and the excise taxes imposed pursuant to Section 4999 of the Code.
In the event that Mr. Perrault is unable to perform his duties on a full-time basis for a period of six consecutive months due to disability, the Company may terminate the Perrault Agreement, but will be obligated to pay him, in addition to Mr. Perrault's Post-Termination Medical Benefits, his Base Salary for one year, provided that any amounts actually paid to Mr. Perrault pursuant to any disability insurance or other similar such program which the Company has provided, or pursuant to any workman’s or social security disability program, shall reduce the compensation to be paid to Mr. Perrault resulting from his disability.
In the event of death, Mr. Perrault’s estate, legal representatives or beneficiaries shall be paid his base salary for a period of one year from the date of his death.
Employment Agreement with Carl M. Carlson. The Company, Brookline Bank, and Bank Rhode Island entered into an employment agreement (the “Carlson Agreement”) with Mr. Carlson on September 22, 2021. The Carlson Agreement is for a period that is continuous and at will until terminated by the Company or Mr. Carlson.
The Carlson Agreement provides that the Company will pay Mr. Carlson a base salary and an annual short-term incentive payment of up to 60% of base salary. As previously discussed, payment of this award is predicated upon the Company’s achievement of established annual goals. The Carlson Agreement also sets forth the terms and conditions of Mr. Carlson’s long-term incentive, which is in the form of equity compensation. Specifically, Mr. Carlson is eligible to receive an award of restricted stock having a value equal to 50% of his base salary in effect at the time the award is made. Fifty percent of each award will vest ratably over a three-year period, with the remaining 50% vesting at the end of a three-year period based on the attainment of performance goals which are established by the Compensation Committee.

Upon a termination of Mr. Carlson’s employment by us without Cause or by Mr. Carlson for Good Reason, as defined in the Carlson Agreement (all collectively, "Event of Termination"), Mr. Carlson (or his beneficiaries or estate in the event of his death subsequent to his termination of employment) is entitled

Index

to receive an amount equal to two times the sum of (i) Mr. Carlson’s then-current base salary, (ii) Mr. Carlson's target bonus for the then-current year, and (iii) Mr. Carlson's target equity award for the then-current year. In addition, upon the occurrence of an Event of Termination (i) all stock options and other stock-based awards held by Mr. Carlson fully accelerate, (ii) subject to Mr. Carlson’s proper election to receive benefits under COBRA and copayment of premiums at the applicable active employee’s rate, continuation of health insurance until the earlier of 24 months from the date of termination or the date that Mr. Carlson becomes eligible for group medical benefits under any other employer’s group medical plan, and (iii) life and disability coverage substantially identical to the coverage maintained by the Company prior to termination shall continue to be made available to Mr. Carlson for 24 months following the date of termination. In the event the Company is unable to continue such health, life or disability coverage, Mr. Carlson shall be provided with a cash payments equal to the cost of such coverage.

In the event that the Event of Termination occurs on or within 12 months following a Change in Control, as defined in the Carlson Agreement, Mr. Carlson is also entitled to receive outplacement assistance for a period of 12 months at no charge.

Notwithstanding the Carlson Agreement, payments under the Carlson Agreement will be reduced, but only if such reduction will result in Mr. Carlson receiving a higher after-tax amount in order to mitigate the risk of any excise taxes imposed pursuant to Section 280G of the Code.

In the event that Mr. Carlson is unable to perform his duties on a full-time basis for a period of 180 days in any 12-month period, which need not be consecutive, due to disability, the Company may terminate the Carlson Agreement.

Employment Agreement with Michael W. McCurdy. The Company, Brookline Bank, and Bank Rhode Island entered into an employment agreement (the “McCurdy Agreement”) with Mr. McCurdy on September 22, 2021. The McCurdy Agreement is for a period that is continuous and at will until terminated by the Company or Mr. McCurdy.
The McCurdy Agreement provides that the Company will pay Mr. McCurdy a base salary and an annual short-term incentive payment of up to 60% of base salary. As previously discussed, payment of this award is predicated upon the Company’s achievement of established annual goals. The McCurdy Agreement also sets forth the terms and conditions of Mr. McCurdy’s long-term incentive, which is in the form of equity compensation. Specifically, Mr. McCurdy is eligible to receive an award of restricted stock having a value equal to 50% of his base salary in effect at the time the award is made. 50% of each award will vest ratably over a three-year period, with the remaining 50% vesting at the end of a three-year period based on the attainment of performance goals which are established by the Compensation Committee.

Upon a termination of Mr. McCurdy’s employment by us without Cause or by Mr. McCurdy for Good Reason, as defined in the McCurdy Agreement (all collectively, "Event of Termination"), Mr. McCurdy (or his beneficiaries or estate in the event of his death subsequent to his termination of employment) is entitled to receive an amount equal to two times the sum of (i) Mr. McCurdy’s then-current base salary, (ii) Mr. McCurdy's target bonus for the then-current year, and (iii) Mr. McCurdy's target equity award for the then-current year. In addition, upon the occurrence of an Event of Termination, (i) all stock options and other stock-based awards held by Mr. McCurdy fully accelerate, (ii) subject to Mr. McCurdy’s proper election to receive benefits under COBRA and copayment of premiums at the applicable active employee’s rate, continuation of health insurance until the earlier of 24 months from the date of termination or the date that Mr. McCurdy becomes eligible for group medical benefits under any other employer’s group

Index

medical plan, and (iii) life and disability coverage substantially identical to the coverage maintained by the Company prior to termination shall continue to be made available to Mr. McCurdy for 24 months following the date of termination. In the event the Company is unable to continue such health, life or disability coverage, Mr. McCurdy shall be provided with a cash payment equal to the cost of such coverage.

In the event that the Event of Termination occurs on or within 12 months following a Change in Control, as defined in the McCurdy Agreement, Mr. McCurdy is also entitled to receive outplacement assistance for a period of 12 months at no charge.

Notwithstanding the McCurdy Agreement, payments under the McCurdy Agreement will be reduced, but only if such reduction will result in Mr. McCurdy receiving a higher after-tax amount in order to mitigate the risk of any excise taxes imposed pursuant to Section 280G of the Code.

In the event that Mr. McCurdy is unable to perform his duties on a full-time basis for a period of 180 days in any 12-month period, which need not be consecutive, due to disability, the Company may terminate the McCurdy Agreement.

Employment Agreement with Mark J. Meiklejohn. The Company entered into an employment agreement (the “Meiklejohn Agreement”) with Mr. Meiklejohn on April 19, 2011. The Meiklejohn Agreement provides that Mr. Meiklejohn will serve as the President and Chief Executive Officer of Bank Rhode Island, will receive a base salary and will be eligible for a short-term incentive payment pursuant to the Company’s incentive plan. Mr. Meiklejohn’s receipt of the full amount of the annual short-term incentive is predicated upon the achievement by the Company of certain performance targets as discussed above. In October 2022, Mr. Meiklejohn was named the Company's Chief Credit Officer. The terms of the Meiklejohn Agreement remain in effect.

The Meiklejohn Agreement provides that if the Company terminates Mr. Meiklejohn without Cause, as defined in the Meiklejohn Agreement, he will be entitled to receive a payment amount equal to his base salary for one year, the Company will continue to provide Mr. Meiklejohn with medical, dental, and life insurance benefits for a period of 12 months from the date of termination, and he will receive outplacement services for six months from the date of termination.

In the event that Mr. Meiklejohn is unable to perform his duties on a full-time basis for a period of six consecutive months due to disability, the Company will terminate the Meiklejohn Agreement, but will be obligated to pay him his base salary for six months, provided that any amounts actually paid to Mr. Meiklejohn pursuant to any disability insurance or other similar such program which the Company has provided, or pursuant to any workman’s or social security disability program, shall reduce the compensation to be paid to Mr. Meiklejohn resulting from his disability. In the event of Mr. Meiklejohn’s death, the Meiklejohn Agreement will automatically terminate.

Notwithstanding the preceding paragraphs, if the aggregate payments and benefits to be made to Mr. Meiklejohn (the “Termination Benefits”) pursuant to the Meiklejohn Agreement would be deemed to include an “excess parachute payment” under Section 280G of the Code, then the Termination Benefits would be reduced to an amount that represents the maximum amount that can be deducted by the Company and Bank Rhode Island in accordance with Section 280G of the Code.

Mr. Meiklejohn has entered into the Company’s standard Change-in-Control agreement, discussed below, which provides certain benefits upon the occurrence of a Change-in-Control, as defined in the agreement.

Index

Change-in-Control Agreements. The Company, including its subsidiaries, has entered into change in control agreements (the “Change-in-Control Agreements”) with several of the Company’s officers, including individuals who serve as officers of the Company’s subsidiaries and all of the Named Officers with the exception of Mr. Perrault, Mr. Carlson, and Mr. McCurdy whose employment agreements with the Company include change in control provisions. The Change-in-Control Agreements provide certain benefits in the event of a qualifying termination within 12 months following a change in control of the Company. For these purposes, a change in control ("Change-in-Control") is defined generally to mean: the consummation of (i) any consolidation or merger of the Company where the stockholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act, directly or indirectly, shares representing in the aggregate more than 50 percent of the voting shares of the Company issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), or (ii) any sale or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company.

Under the Change-in-Control Agreement, if, within 12 months following a Change-in-Control of the Company, the Named Officer's employment with the Company is terminated by the Company other than for Cause, or by the Named Officer for Good Reason (each as defined in the Change-in-Control Agreement), the Named Officer would be entitled to: (1) a payment equal to two times the sum of the Named Officer’s annual base salary in effect immediately prior to the Change-in-Control and the Named Officer’s target bonus for the fiscal year in which the Change-in-Control occurred, (2) continuation of health and dental benefits provided by the Company for 24 months following the date of termination, subject to the Named Officer’s copayment of premiums at the active employees’ rate, (3) continued life and disability insurance for 24 months following the date of termination, and (4) full acceleration of all stock options or other stock-based awards held by the Named Officer.

These protections against termination without cause in the event of a change in control are frequently offered by other financial institutions, and the Company may be at a competitive disadvantage in attracting and retaining key employees if it does not offer similar protections. Although the Change-in-Control Agreements may have the effect of making a takeover more expensive to an acquirer, the Company believes that the benefits of enhancing the Company’s ability to attract and retain qualified management persons by offering the Change-in-Control Agreements outweigh any disadvantage of such agreements.

Assuming the employment of the Named Officers were to be terminated under the circumstances listed below, each as of December 31, 2024, the following Named Officers would be entitled to the following payments and benefits under the terms of their employment agreements and Change-in-Control Agreements:

Index

Name	Resignation for Good Cause	Normal Retirement	Involuntary not for Cause Termination	Involuntary Termination for Cause	Involuntary Termination after Change in Control	Disability (5)	Death (5)
Paul A. Perrault
Cash Severance................	$2,355,494	$—	$2,355,494	$—	$7,066,481	$970,000	$970,000
Equity (4)........................	$—	$—	$—	$—	$1,786,119	$1,786,119	$1,786,119
Perquisites/Benefits (2)....	$1,218,792	$—	$1,218,792	$—	$1,218,792	$1,218,792	$1,218,792
Tax Reimbursement.........	$—	$—	$—	$—	$—	$—	$—
Other ............................	$—	$—	$—	$—	$—	$—	$—
Total...............................	$3,574,286	$—	$3,574,286	$—	$10,071,392	$3,974,911	$3,974,911

Carl M. Carlson
Cash Severance................	$2,432,866	$—	$2,432,866	$—	$2,432,866	$—	$—
Equity (1)........................	$636,510	$—	$636,510	$—	$763,295	$763,295	$763,295
Perquisites/Benefits (2)....	$43,494	$—	$43,494	$—	$43,494	$—	$—
Tax Reimbursement.........	$—	$—	$—	$—	$—	$—	$—
Other (3)...........................	$25,000	$—	$25,000	$—	$25,000	$—	$—
Total.................................	$3,137,870	$—	$3,137,870	$—	$3,264,655	$763,295	$763,295

Michael W. McCurdy
Cash Severance................	$2,432,866	$—	$2,432,866	$—	$2,432,866	$—	$—
Equity (1)........................	$636,510	$—	$636,510	$—	$763,295	$763,295	$763,295
Perquisites/Benefits (2)....	$43,494	$—	$43,494		$43,494	$—	$—
Tax Reimbursement.........	$—	$—	$—	$—	$—	$—	$—
Other (3)..........................	$25,000	$—	$25,000	$—	$25,000	$—	$—
Total.................................	$3,137,870	$—	$3,137,870	$—	$3,264,655	$763,295	$763,295

Mark J. Meiklejohn
Cash Severance................	$—	$—	$455,261	$—	$1,456,836	$227,631	$—
Equity (1)........................	$—	$—	$—	$—	$575,675	$575,675	$575,675
Perquisites/Benefits (2)....	$—	$—	$36,398	$—	$47,462	$—	$—
Tax Reimbursement.........	$—	$—	$—	$—	$—	$—	$—
Other...............................	$—	$—	$—	$—	$—	$—	$—
Total.................................	$—	$—	$491,659	$—	$2,079,973	$803,306	$575,675

Darryl J. Fess
Cash Severance................	$—	$—	$—	$—	$1,593,946	$—	$—
Equity (1)........................	$—	$—	$—	$—	$629,884	$629,884	$629,884
Perquisites/Benefits (2)....	$—	$—	$—	$—	$47,330	$—	$—
Tax Reimbursement.........	$—	$—	$—	$—	$—	$—	$—
Other...............................	$—	$—	$—	$—	$—	$—	$—
Total.................................	$—	$—	$—	$—	$2,271,160	$629,884	$629,884

Index

1	Reflects shares of restricted stock awards to the Named Officers that have not vested as of December 31, 2024, and would vest upon an involuntary termination following a change in control, or in the event of the disability or death of the Named Officer. The value of the shares of restricted stock awarded to the Named Officers is based on a closing price of $11.80 per share on December 31, 2024, the last trading day of 2024.
2	Represents medical and dental insurance premiums, life insurance premiums, and group term disability insurance premiums. For Mr. Perrault only, medical and dental insurance premiums reflect the accumulated postretirement benefit obligation as of December 31, 2024 calculated in accordance with ASC Topic 715 - Compensation - Retirement and Benefits.
3	Represents the outplacement services provided to Mr. Carlson and Mr. McCurdy, only, following an Event of Termination pursuant to their Employment Agreements with the Company. Please see the description above related to Mr. Carlson and Mr. McCurdy's Employment Agreement for more information.
4	Represents the equity acceleration benefits that would be provided to the Named Officer under the Company’s Equity Award Termination Guidelines in the event that the Named Officer voluntarily retires at or after age 65, or voluntarily terminates employment after having been a member of the management committee for at least 10 years, is in good standing on the termination date, and has provided the Company with 6 months’ advance notice of their intended retirement date. Upon a qualifying retirement, time-based restricted stock awards fully accelerate and vest, and performance-based restricted stock awards remain outstanding and eligible to vest based on actual performance at the end of the applicable performance period.
5	In the event of disability or death of a Named Officer, in addition to the benefits shown under the columns "Disability" and "Death," the Named Officer would receive benefits under the Company's disability plan or payments under the Company's group term life insurance plan, as applicable.

CEO Pay Ratio Disclosure
Consistent with the requirements of the Dodd-Frank Act Section 953(b) and Item 402(u) of Regulation S-K, the Company must provide a disclosure of the “Total Compensation” paid to our Chief Executive Officer, Mr. Perrault, as a ratio to the Total Compensation paid to our median employee (the “Median Employee”) for the prior year (the “CEO Pay Ratio”). For 2024, our last completed fiscal year, the Total Compensation paid to our Median Employee was $83,030 and the Total Compensation paid to our CEO as reported in the Summary Compensation Table was $2,694,916. The Company’s CEO Pay Ratio for 2024 is 32.46.
For purposes of determining the compensation of our Median Employee, we followed the requirements established by the SEC. A date of December 31, 2023 was selected to determine our Median Employee. We used gross pay to calculate the Median Employee. In accordance with SEC rules, the Company believes that it may continue using the Median Employee identified in 2023 as there were no changes to the employee population or compensation arrangements that would significantly affect the CEO Pay Ratio disclosure. The gross pay method includes all payments made to an employee during a given calendar year. Consistent with SEC guidance, we excluded certain non-relevant employees from the calculation such as those who left the Company prior to December 31, 2023 and our CEO. The gross pay for employees who were hired by the Company during 2023 was annualized in accordance with SEC guidance. Using this information, we determined our Median Employee and calculated the CEO Pay Ratio based on the Median Employee’s Total Compensation as required by SEC guidance.
Pay versus Performance Disclosure

Consistent with the requirements of the Dodd Frank Act Section 953(a) and Item 402(v) of Regulation S-K, we are providing the following disclosures about the relationship between the Company's financial performance and executive compensation. These disclosures are designed to comply with the pay-versus-performance ("Pay-versus-Performance") metrics as established by the SEC. For additional information regarding the Company's variable pay-for-performance philosophy and how the Company aligns executive compensation with the Company's performance, please refer to "Executive Compensation - Compensation Discussion and Analysis."

Index

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Total Shareholder Return (5)	Peer Group Total Shareholder Return (6)	Net Income (thousands) (7)	Asset Quality (%)(8)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	$2,694,916	$2,931,572	$1,233,105	$1,331,658	$108	$109	$68,715	0.29%
2023	$2,320,530	$1,878,672	$1,041,787	$871,377	$82	$100	$74,999	0.21%
2022	$2,516,262	$2,404,773	$1,121,016	$1,050,029	$91	$93	$109,744	0.05%
2021	$2,294,353	$2,657,693	$1,062,095	$1,168,448	$139	$136	$115,440	0.08%
2020	$2,133,063	$1,758,935	$859,540	$763,179	$76	$91	$47,635	0.11%

1	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Perrault (our Chief Executive Officer) for each corresponding year in the "Total" column of the Summary Compensation Table. Refer to "Named Executive Compensation - Summary Compensation Table."
2	The dollar amounts reported in column (c) represent the amount of "compensation actually paid" to Mr. Perrault, as calculated in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect actual amounts of compensation earned or paid to Mr. Perrault during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Perrault's total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO	Less Reported Value of Equity Awards (a)	Equity Award Adjustments (b)	Reported Changes in the Actuarial Present Value of Pension Benefits (c)	Pension Benefits Adjustments (d)	Compensation Actually Paid to PEO
2024	$2,694,916	$(679,019)	$915,675		$—	$2,931,572
2023	$2,320,530	$(657,994)	$216,136	$—	$—	$1,878,672
2022	$2,516,262	$(629,998)	$518,509	$—	$—	$2,404,773
2021	$2,294,353	$(609,258)	$972,598	$—	$—	$2,657,693
2020	$2,133,063	$(591,496)	$217,368	$—	$—	$1,758,935

(a)	Amounts reported in this column reflect the subtraction of the grant date fair value of equity awards, reported in the "Stock Awards" and "Option Awards" columns in the Summary Compensation Table for the applicable year.
(b)	The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity award granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in the sample applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Index

Year	Year End Fair Value of Equity Awards	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in the Fair Value or Total Compensation	Total Equity Award Adjustments
2024	$1,808,055	$964,107	$(48,432)		$—	$915,675
2023	$1,401,324	$403,904	$(187,768)		$—	$216,136
2022	$1,726,470	$628,296	$(109,787)		$—	$518,509
2021	$2,007,298	$874,747	$97,851		$—	$972,598
2020	$1,365,400	$468,109	$(250,741)		$—	$217,368

(c)	The amounts included in this column are the amounts reported in "Change in Pension and Non qualified Deferred Compensation" column of the Summary Compensation Table for the applicable year.
(d)	The total pension benefit adjustments for each applicable year include the aggregate of two components: (i)
the actuarially determined service cost for services rendered by Mr. Perrault during the applicable year (the
“service cost”); and (ii) the entire cost of benefits granted in a plan amendment (or initiation) during the applicable year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation (the “prior service cost”), in each case, calculated in accordance with U.S. GAAP.
The amounts deducted or added in calculating the pension benefit adjustments are as follows:

Year	Service Cost	Prior Service Cost	Total Pension Benefit Adjustments
2024	$—	$—	$—
2023	$—	$—	$—
2022	$—	$—	$—
2021	$—	$—	$—
2020	$—	$—	$—

3	The dollar amounts reported in column (d) represent the average of the amounts reported for the Company’s named officers as a group, (excluding Mr. Perrault, who has served as our PEO since 2009)(the "non-PEO NEOs") in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the non-PEO NEOs included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2024 and 2023, Carl M. Carlson, Michael W. McCurdy, Mark J. Meiklejohn, and Darryl J. Fess; (ii) for 2022, Carl M. Carlson, Michael W. McCurdy, James M. Cosman, and Darryl J. Fess; (iii) for 2021, Carl M. Carlson, Michael W. McCurdy, M. Robert Rose, and James M. Cosman; and (iv) for 2020, Carl M. Carlson, M. Robert Rose, Mark J. Meiklejohn and Darryl J. Fess.
4	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the non-PEO NEOs, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the non-PEO NEOs during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non PEO-NEOs for each year to determine the compensation actually paid, using the same methodology described above in Note 2:

Index

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Less Average Reported Value of Equity Awards	Average Equity Award Adjustments (a)	Average Reported Changes in the Actuarial Present Value of Pension Benefits	Average Pension Benefits Adjustments (b)	Average Compensation Actually Paid to Non-PEO NEOs

2024	$1,233,105	$(263,990)	$353,884	$8,659	$—	$1,331,658
2023	$1,041,787	$(256,297)	$95,859	$(9,972)	$—	$871,377
2022	$1,121,016	$(234,186)	$163,199	$—	$—	$1,050,029
2021	$1,062,095	$(235,756)	$342,109	$—	$—	$1,168,448
2020	$859,540	$(146,583)	$81,130	$(32,543)	$1,635	$763,179

(a)	The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Average Year End Fair Value of Equity Awards	Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Average Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in the Fair Value or Total Compensation	Total Average Equity Award Adjustments
2024	$671,160	$371,336	$(17,452)	$—	$—	$353,884
2023	$412,660	$147,789	$(51,930)	$—	$—	$95,859
2022	$567,985	$192,593	$(29,394)		$—	$163,199
2021	$531,794	$319,527	$22,852		$—	$342,109
2020	$398,578	$133,131	$(52,001)		$—	$81,130

(b)	The amounts deducted or added in calculating the total pension benefit adjustments are as follows:

Year	Average Service Cost	Average Prior Service Cost	Average Pension Benefit Adjustments
2024	$—	$—	$—
2023	$—	$—	$—
2022	$—	$—	$—
2021	$—	$—	$—
2020	$26,414	$(24,779)	$1,635

5	Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.
6	Represents the weighted peer group TSR, weighted according to the respective companies’ stock market capitalization at the beginning of each period for which a return is indicated.
7	The dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.
8	Asset quality is based on net charges offs as a percentage of loans over the performance grant measurement period as compared to peers.

Index

Financial Performance Measures

As more fully described in "Executive Compensation - Compensation Discussion and Analysis," the Company's executive compensation program reflects a variable pay-for-performance philosophy. The Compensation Committee selects metrics for the Company's short-term and long-term incentive awards that are intended to incentivize our executives to increase Company value for our stockholders. For the most recently completed fiscal year, the most important financial measures used by the Company to link executive compensation actually paid to the Company's Named Officers to the Company's performance are as follows:
•Total Return to Stockholders
•Asset Quality
•Transaction Deposit Growth

Analysis of the Information Presented in the Pay versus Performance Table

As described in more detail in the "Executive Compensation - Compensation Discussion and Analysis," portion of this document, the Company's executive compensation program reflects a variable pay-for-performance philosophy. The Compensation Committee has developed a compensation philosophy over a period of years that is designed to attract, retain, and motivate executives to further the Company's long-term strategic plan and drive stockholder value. This program is designed to be fair and appropriate within the Company and the markets in which the Company operates. While the Company's program utilizes several performance metrics to align executive compensation with Company performance, all of those measures are not presented in the Pay versus Performance table. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company's performance measures with compensation that is actually paid (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, the Company is providing the following descriptions of the relationships between information presented in the Pay versus Performance table.

Compensation Actually Paid and Cumulative TSR

The amount of compensation actually paid to Mr. Perrault and the average amount of compensation actually paid to the Company's Named Officers as a group (excluding Mr. Perrault) is aligned with the Company's cumulative TSR over the five years presented in the table when taking into account certain one time events and market conditions. In 2024, the Company's TSR was impacted by merger related expenses associated with the merger with Berkshire and restructuring expenses associated with the Company's exit from the Specialty Vehicle business, along with continued Net Interest Margin compression as a resulting of interest rate changes. The alignment of compensation actually paid with the Company's cumulative TSR over the period presented is important because a significant amount of the compensation actually paid to Mr. Perrault and the other Named Officers is comprised of performance based equity awards. These awards cliff vest at the end of a three-year term and the vesting of the awards is based on the Company's achievement of certain identified performance targets, including TSR. For more information about the Company's performance based equity awards, please see the "Executive Compensation - Compensation Discussion and Analysis," portion of this document.

Index

Compensation Actually Paid and Net Income

The amount of compensation actually paid to Mr. Perrault and the average amount of compensation actually paid to the Company's Named Officers as a group (excluding Mr. Perrault) is generally aligned with the Company's net income over the five years presented in the table when taking into account the one-time items discussed below. The Compensation Committee considers net income among other financial performance factors when evaluating executive compensation decisions.

Compensation Actually Paid and Asset Quality

The amount of compensation actually paid to Mr. Perrault and the average amount of compensation actually paid to the Company's Named Officers as a group (excluding Mr. Perrault) is generally aligned with the Company's asset quality over the five years presented in the table. The Company uses asset quality as a performance measure for the attainment of performance goals for performance based equity grants. Asset quality is an important metric for the Company's overall performance given the business of each of the Banks involves making loans. Asset quality metrics are generally correlated with the performance of the Banks, and, by extension, the Company with regard to the financial health and performance of the Company.

Cumulative TSR of the Company and Cumulative TSR of the Peer Group

The Company's 5-year cumulative TSR is less than the companies included in our peer group. There are several reasons for this:
•In 2024, the Company's performance aligned with that of the peer group.
•In 2022, the Company announced the acquisition of PCSB Financial and PCSB Bank. This resulted in increased merger charges related to this one time event in 2022 and 2023. In 2023, the Company also recognized an increase in the current expected credit loss associated with the initial recording of loans acquired through the acquisition of PCSB Bank. In 2021, the Company outperformed peers.
•In 2020, the Company implemented ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the use of the current expected loss methodology, referred to as the current expected credit loss ("CECL"). In addition, in the first quarter of 2020, based on the then current forecast to evaluate the economic effects of the COVID-19 pandemic on the Company’s loan portfolios, the Company recorded a provision for credit losses of $54.1 million for the quarter ended March 31, 2020, compared to $3.6 million for the quarter ended December 31, 2019. This increase in provision was primarily driven by the forecasted economic effect of the COVID-19 pandemic.

Index

Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2024, the members of the Compensation Committee were Messrs. Hollister, Nowak, and Pereira and Ms. Chang. None of these persons has served as an officer or employee of the Company. None of these persons had any relationships with the Company requiring disclosure under applicable rules and regulations of the SEC.

Director Compensation

Directors who are not full-time employees of the Company or any of its subsidiaries receive compensation that includes cash retainers for non-employee directors and equity awards.

Cash Retainer for Non-Employee Directors

The following table sets forth the applicable retainers paid to our non-employee directors for their services on the Board of Directors of Brookline Bancorp, Inc. and Brookline Bank during 2024:

Annual Retainer	$60,000	(1)
Lead Director of the Board	$40,000
Chair of the Audit Committee	$12,500
Chair of the Compensation Committee	$12,500
Chair of the Nominating and Governance Committee	$12,500
Chair of the Risk Committee	$12,500

1	Mr. Perrault, as an employee director, did not receive an annual retainer.

The Company’s primary goal relative to director compensation is to provide competitive and reasonable compensation to non-officer directors to attract and retain qualified candidates to serve on the Company’s Board. Directors who are also employees of the Company are not eligible to receive board fees. All fees earned are paid in cash and are eligible for deferral under the Nonqualified Deferred Compensation Plan, details of which are provided in the "Executive Compensation - Compensation Discussion and Analysis" portion of this Amendment. With regard to director participation in the Nonqualified Deferred Compensation Plan, directors may elect to defer from 25% to 100% of their annual retainer for service on the Board of Directors of the Company. Directors may be reimbursed for reasonable and necessary expenses incurred in connection with their service.

Index

The following table sets forth certain information as to the total remuneration paid to our directors other than Mr. Perrault for the year ended December 31, 2024. No compensation was paid to Mr. Perrault for his services as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Joanne B. Chang	60,000	60,000	120,000
Margaret Boles Fitzgerald	72,500	60,000	132,500
Thomas J. Hollister	99,167	60,000	159,167
Willard I. Hill, Jr.	60,000	60,000	120,000
Bogdan Nowak	72,500	60,000	132,500
John M. Pereira	60,000	60,000	120,000
Merrill W. Sherman	60,000	60,000	120,000

1	Reflects all fees earned or paid for services as a director of Brookline Bancorp, Inc. and Brookline Bank. Also includes amounts which have been deferred at the election of the non-employee directors and compensation for serving on the committees of the Board of Directors. Mr. Hollister received $40,000 for services as Lead Director of the Board, Ms. Boles Fitzgerald received $12,500 for services as Chair of the Risk Committee, and Mr. Nowak received $12,500 for services as Chair of the Compensation and Nominating and Governance Committees.
2	Each non-employee director in office on August 2, 2024 received a discretionary restricted stock award with a value of $60,000 which vests one year from the grant date. The dollar value is the grant date fair value of the awards, calculated in accordance with FASB ASC Topic 718. The grant date fair value is calculated by dividing the dollar value of the grant amount by the closing price of the Company's common stock on the date of grant. The August 2, 2024 awards represent the only unvested restricted stock awards held by the directors as of December 31, 2024.

Index

Stock Ownership Guidelines

The Compensation Committee believes that Company stock ownership by the Board and executive officers strengthens their commitment to the Company’s future and further aligns their interests with those of the Company’s stockholders.  The Compensation Committee encourages the Company’s directors and executive officers to purchase and own Company stock and discourages sales of Company stock except pursuant to a pre-arranged plan.  In 2021, the Board adopted stock ownership guidelines (the "Guidelines") for the Company's directors. The Guidelines provide that all members of the Board will maintain ownership of Company stock with a market value equal to a minimum of three times the value of the total annual cash retainer paid to a member of the Board for serving on the Company’s Board. Members of the Board have a period of five years from the date of their election to the Board, or, in the case of existing directors, a period of five years from the date of the adoption of the Guidelines, to satisfy this requirement.

Directors may satisfy the stock ownership requirements with the following forms of stock ownership:
direct ownership, joint ownership, beneficial ownership, and unvested shares of time-based restricted stock. Unexercised stock options and performance shares, which are not currently granted to directors, do not count toward the Guidelines.

Directors satisfy the applicable stock ownership guidelines if either (i) the aggregate price paid by the director for such shares of common stock equals or exceeds three times his or her total annual cash retainer or (ii) the fair market value of such shares of common stock equals or exceeds such amount, as calculated at the closing price on the last trading day of each calendar year.

The Board will review compliance with the Guidelines on an annual basis. Members of the Board serving in 2021 when the Guidelines were adopted have until 2026 to satisfy the requirement set forth in the Guidelines. As of December 31, 2024, all directors with at least five years of service were in compliance with the Guidelines.

The Board is of the view that the number of shares of the Company’s stock owned by each executive officer is a personal decision and, independent of any stock ownership requirements that are imposed by law, does not require executive officers to purchase and/or own Company stock. The Compensation Committee will continue to review the Company’s position regarding Company stock ownership on an annual basis to evaluate the stock ownership practices of directors and executive officers and to consider any necessary changes or enhancements to the Company’s position regarding Company stock ownership.

Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings of Major Stockholders
Persons and groups who beneficially own in excess of five percent of the Company's common stock are required to file certain reports with the SEC regarding ownership. The following table sets forth, as March 1, 2025, the shares of common stock beneficially owned by each person known to the Company who was the beneficial owner of more than five percent of the Company’s common stock, including shares owned by its directors.

Name and Address of Owner	Shares of Common Stock	Percent of Class of Ownership
BlackRock, Inc. (1)	13,121,572	14.80%
50 Hudson Yards
New York, NY 10001

The Vanguard Group, Inc. (2)	10,091,274	11.36%
100 Vanguard Blvd.
Malvern, PA 19355

Dimensional Fund Advisors LP (3)	5,008,133	5.60%
Building One
6300 Bee Cave Road
Austin, TX 78746

Fuller & Thaler Asset Management, Inc. (4)	4,632,493	5.21%
411 Borel Avenue, Suite 300
San Mateo, CA 94402

State Street Corporation (5)	4,494,811	5.00%
One Congress Street, Suite 1
Boston, MA 02114

1	Based exclusively on a Schedule 13G/A filed by BlackRock, Inc. on January 22, 2024. The filer claimed sole power to vote or to direct the vote of 12,959,610 shares and the sole power to dispose or to direct the disposition of 13,121,572 shares
2	Based exclusively on a Schedule 13G/A filed by The Vanguard Group, Inc. on February 13, 2024. The filer claimed sole power to vote or direct the vote of 0 shares and the sole power to dispose or to direct the disposition of 9,881,170 shares.
3	Based exclusively on a Schedule 13G/A filed by Dimensional Fund Advisors LP on February 14, 2024. The filer claims sole power to vote or direct the vote of 4,902,014 shares and the sole power to dispose or direct the disposition of 5,008,133 shares.
4	Based exclusively on a Schedule 13G/A filed by Fuller & Thaler Asset Management, Inc. on February 12, 2024. The filer claims sole power to vote or direct the vote of 4,497,755 shares and the sole power to dispose or direct the disposition of 4,588,423 shares.
5	Based exclusively on a Schedule 13G filed by State Street Corporation ("State Street") on January 31, 2025. The filer claims shared power to vote or direct the vote of 557,657 shares and the shared power to dispose or direct the disposition of 4,494,811 shares.

Index

The following table details, as of March 1, 2025, information concerning the beneficial ownership of our common stock by:
•Each director;
•Each of our executive officers; and
•All directors and executive officers as a group.

Name and Address of Beneficial Owner*	Age	Position	Director Since (1)	Term Expires	Number of Shares Beneficially Owned (2)	Percent of Class (3)
Janytra M. Brooks	42	Chief Human Resources Officer	N/A	N/A	48,316 (3)	**
Carl M. Carlson	61	Co-President, Chief Financial & Strategy Officer	N/A	N/A	178,714 (4)	**
Joanne B. Chang	55	Director	2018	2025	24,866 (5)	**
Darryl J. Fess	63	President and Chief Executive Officer, Brookline Bank	N/A	N/A	107,913 (6)	**
Margaret Boles Fitzgerald	69	Director	2013	2026	38,916 (7)	**
Michael P. Goldrick	59	President and Chief Executive Officer, PCSB Bank	N/A	N/A	54,677 (8)	**
Willard I. Hill, Jr.	69	Director	2023	2024	32,460 (9)	**
Thomas J. Hollister	70	Director	2009	2024	62,366 (10)	**
Marissa Martin	42	General Counsel & Corporate Secretary	N/A	N/A	45,171 (11)	**
Michael W. McCurdy	56	Co-President, Chief Operating Officer	N/A	N/A	108,852 (12)	**
Mark J. Meiklejohn	61	Chief Credit Officer	N/A	N/A	118,286 (13)	**
Bogdan Nowak	61	Director	2012	2026	255,568 (14)	**
John M. Pereira	68	Director	2015	2025	46,266 (15)	**
Paul A. Perrault	73	Chairman and Chief Executive Officer	2009	2024	628,531 (16)	**
Merrill W. Sherman	76	Director	2012	2026	55,766 (17)	**
William Tsonos	57	President and Chief Executive Officer, Bank Rhode Island	N/A	N/A	49,857 (18)	**
Directors and Executive Officers as a
Group (16 persons)					2,036,897	2.29%

Index

*	Unless otherwise indicated, the address is c/o Brookline Bancorp, Inc., 131 Clarendon Street, Boston, MA 02116.
**	Less than 1%.
1	The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. “Number of Shares Beneficially Owned” includes shares of common stock that may be acquired upon the exercise of options to acquire shares of common stock that are exercisable on or within 60 days after March 1, 2025. Except as otherwise noted, each beneficial owner has sole voting and investment power over the shares and units.
2	The total number of shares outstanding used in calculating this percentage assumes the exercise of all options to acquire shares of common stock that are exercisable on or within 60 days after March 14, 2025 held by the beneficial owner and that no options held by other beneficial owners are exercised.
3	Includes 38,055 shares of unvested restricted stock as to which she has sole voting and investment power; 10,030 shares as to which she has sole voting and investment power; and 231 shares held by the Employee Stock Ownership Plan ("ESOP") for her account as to which she has shared voting power.
4	Includes 63,930 shares of unvested restricted stock as to which he has sole voting and investment power; 113,752 shares as to which he has sole voting and investment power; and 1,032 shares held by the ESOP for his account as to which he has shared voting power.
5	Includes 6,098 shares of unvested restricted stock as to which she has sole voting and investment power and 18,768 shares as to which she has the sole voting and investment power.
6	Includes 53,025 shares of unvested restricted stock as to which he has sole voting and investment power; 52,361 shares as to which he has sole voting and investment power; and 2,527 shares held by the ESOP for his account as to which he has shared voting power.
7	Includes 6,098 shares of unvested restricted stock as to which she has sole voting and investment power; 32,168 shares as to which she has sole voting and investment power; and 650 shares held by an IRA account as to which she has sole voting and investment power.
8	Includes 32,130 shares of unvested restricted stock as to which he has sole voting and investment power, 17,547 shares as to which he has sole voting and investment power; and 5,000 shares held by his IRA account as to which he has sole voting power. Mr. Goldrick participates in the Company's Dividend Reinvestment Program which results in the allocation of partial shares. Shares of ownership are rounded for inclusion in the above table.
9	Includes 6,098 shares of unvested restricted stock as to which he has sole voting power; 25,631 shares as to which he has sole voting and investment power; and 731 shares held in an IRA account as to which he has sole voting and investment power.
10	Includes 6,098 shares of unvested restricted stock as to which he has sole voting power; 46,168 shares as to which he has sole voting and investment power; 7,800 shares held in an IRA account as to which he has sole voting and investment power; 2,300 shares held by The Thomas J. Hollister Trust, of which Mr. Hollister is a beneficiary.
11	Includes 36,363 shares of unvested restricted stock as to which she has sole voting and investment power; 7,987 shares as to which she has sole voting and investment power; and 821 shares held by the Employee Stock Ownership Plan ("ESOP") for her account as to which she has shared voting power.
12	Includes 36,328 shares of unvested restricted stock as to which he has sole voting power; 42,903 shares as to which he has sole voting and investment power and 1,623 shares held by the ESOP for his account as to which he has shared voting power.
13	Includes 48,627 shares of unvested restricted stock as to which he has sole voting power; 68,036 shares as to which he has sole voting and investment power and 1,623 shares held by the ESOP for his account as to which he has shared voting power.
14	Includes 6,098 shares of unvested restricted stock as to which he has sole voting power and 249,469.732 shares as to which he has sole voting and investment power. Mr. Nowak participates in the Company's Dividend Reinvestment Program which results in the allocation of partial shares. Shares of ownership are rounded for inclusion in the above table.
15	Includes 6,098 shares of unvested restricted stock as to which he has sole voting and investment power and 40,168 shares as to which he has sole voting and investment power.
16	Includes 162,562 shares of unvested restricted stock as to which he has sole voting power; 386,653 shares as to which he has sole voting and investment power; 75,000 shares held by the Paul A. Perrault GRAT #3 as to which he has sole voting and investment power; and 4,316 held by the ESOP for his account as to which he has shared voting power.
17	Includes 6,098 shares of unvested restricted stock as to which she has sole voting power and 49,668 shares as to which she has sole voting and investment power.
18	Includes 36,088 shares of unvested restricted stock as to which he has sole voting power; 12,577 shares as to which he has sole voting and investment power and 1,192 shares held by the ESOP for his account as to which he has shared voting power.
N/A	Not Applicable

Index

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

All of the Company’s directors are independent under the current listing standards of Nasdaq, except for Mr. Perrault, who currently serves as Chief Executive Officer of the Company and Chairman of the Board of Directors.

Transactions with Related Parties

Pursuant to various regulatory requirements and other applicable law, the boards of the Company and its subsidiaries, Bank Rhode Island, PCSB Bank and Brookline Bank, must approve certain extensions of credit, contracts and other transactions between the Company’s subsidiaries and any director or executive officer. The Company has adopted written policies and procedures to implement these requirements which state, in essence, that any transaction between the Company, its subsidiaries and any director or executive officer, or any of their affiliates or immediate family members, may be made on terms comparable to those which the Company would reach with an unrelated, similarly-situated third-party and must be approved in advance by a vote of the Board. The office of the Company’s General Counsel is responsible for the oversight of the Company’s policy regarding related party transactions, which is typically applied to extensions of credit and any other financial transactions of a material nature between the Company, its subsidiaries, and any director or executive officer. Any director or executive officer involved in such a transaction leaves the meetings while the Board considers and votes upon the transaction.

Since January 1, 2024, neither the Company nor its present or former subsidiaries has been a party to any transaction or series of transactions in which the amount involved exceeded $120,000 and which any director, executive officer, or holder of more than 5% of the Company’s stock, or any members of the immediate family of any such person, had or will have a direct or indirect material interest with the exception of a lease agreement between Brookline Bank and Flour Bakery, a related interest of Ms. Chang. The lease agreement was entered into before Ms. Chang joined the Company's Board and provides for incremental rent adjustments which are consistent with market terms. In 2023, these lease payments exceeded $120,000 annually for the first time and are anticipated to exceed this amount in subsequent years. In 2024 this amount was $175,495.

Some of the directors and executive officers of the Company, as well as members of their immediate families and the companies, organizations, trusts, and other entities with which they are associated are, or during 2024 were, also customers of Brookline Bank, Bank Rhode Island and PCSB Bank in the ordinary course of business, or had loans outstanding during 2024. It is anticipated that such persons and their associates will continue to be customers of and indebted to Brookline Bank, Bank Rhode Island and PCSB Bank in the future. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectability or present other unfavorable features, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unaffiliated persons and, where required by law, were approved by the applicable Bank’s Board of Directors. None of these loans to directors, executive officers or their associates is nonperforming.

Index

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The following is a summary of the fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2024 and 2023:

Fee Category	2024	2023
Audit Fees(1)	$1,175,000	$1,593,380
Audit-Related Fees(2)	$20,074	$14,500
Tax Fees(3)	$—	$—
All Other Fees(4)	—	—
	$1,195,074	$1,607,880

1
Audit Fees. Audit fees were for professional services rendered for the audit of the Company’s annual financial statements, the audit of internal controls over financial reporting, the review of quarterly financial statements, and the review of statutory and regulatory filings.

2
Audit-Related Fees. For 2024, audit related fees were for non-audit services related to due diligence associated with the merger. For 2023, audit related fees of $14,500 were for the consent issued in connection with the Company's S-4 filing.

3
Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax planning, and tax audit defense. The Audit Committee considered and determined that the provision for non-audit services provided by KPMG LLP is compatible with maintaining that firm's independence. There were no tax fees for 2024 and 2023, respectively.

4	All Other Fees. There were no all other fees for 2024 and 2023, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

At present, our Audit Committee approves the engagement of KPMG LLP for audit and non-audit services before we engage KPMG LLP to provide those services except to the extent such approval is not required pursuant to our pre-approved audit services policy. Our Audit Committee has established a pre-approval policy consistent with the requirements of the SEC and PCAOB that allows management to engage KPMG LLP to provide certain, pre-specified services up to a pre-approved cost level with only an obligation to notify the Audit Committee of the engagement for those services at the Audit Committee’s next regularly scheduled meeting. Consistent with the pre-approval policy and the requirements of the SEC and PCAOB, the Committee pre-approved all of KPMG LLP 2024 fees and services to the extent required by the pre-approval policy.

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

None.

2.Financial Schedules

None.

3.Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2025	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault Chairman and Chief Executive Officer