Form 10-Q
period 2025-03-31
BROOKLINE BANCORP INC
filed 2025-05-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

At April 30, 2025, the number of shares of common stock, par value $0.01 per share, outstanding was 89,104,605.

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
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2025	At December 31, 2024
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$78,741	$64,673
Short-term investments	278,805	478,997
Total cash and cash equivalents	357,546	543,670
Investment securities available-for-sale	882,353	895,034
Total investment securities	882,353	895,034
Allowance for investment security credit losses	(94)	(82)
Net investment securities	882,259	894,952
Loans and leases:
Commercial real estate loans	5,580,982	5,716,114
Commercial loans and leases	2,512,912	2,506,664
Consumer loans	1,548,828	1,556,510
Total loans and leases	9,642,722	9,779,288
Allowance for loan and lease losses	(124,145)	(125,083)
Net loans and leases	9,518,577	9,654,205
Restricted equity securities	67,537	83,155
Premises and equipment, net of accumulated depreciation of $105,296 and $103,466, respectively	84,439	86,781
Right-of-use asset operating leases	44,144	43,527
Deferred tax asset	52,176	56,620
Goodwill	241,222	241,222
Identified intangible assets, net of accumulated amortization of $17,956 and $16,526, respectively	16,030	17,461
OREO and repossessed assets, net	917	1,103
Other assets	255,022	282,630
Total assets	$11,519,869	$11,905,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,664,629	$1,692,394
Interest-bearing deposits	7,246,823	7,209,250
Total deposits	8,911,452	8,901,644
Borrowed funds:
Advances from the FHLB	957,848	1,355,926
Subordinated debentures and notes	84,362	84,328
Other borrowed funds	113,617	79,592
Total borrowed funds	1,155,827	1,519,846
Operating lease liabilities	45,330	44,785
Mortgagors' escrow accounts	15,264	15,875
Reserve for unfunded credits	5,296	5,981
Accrued expenses and other liabilities	146,518	195,256
Total liabilities	10,279,687	10,683,387

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	903,696	902,584
Retained earnings	465,898	458,943
Accumulated other comprehensive (loss) income	(42,498)	(52,882)
Treasury stock, at cost; 7,037,610 shares and 7,019,384 shares, respectively	(87,884)	(87,676)
Total stockholders' equity	1,240,182	1,221,939
Total liabilities and stockholders' equity	$11,519,869	$11,905,326
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2025	2024
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$143,309	$145,265
Debt securities	6,765	6,878
Restricted equity securities	1,203	1,492
Short-term investments	2,451	1,824
Total interest and dividend income	153,728	155,459
Interest expense:
Deposits	53,478	56,884
Borrowed funds	14,420	16,987
Total interest expense	67,898	73,871
Net interest income	85,830	81,588
Provision for credit losses on loans	5,974	7,423
Provision (recovery) of credit losses on investments	12	(44)
Net interest income after provision for credit losses	79,844	74,209
Non-interest income:
Deposit fees	2,361	2,897
Loan fees	393	789
Loan level derivative income, net	70	437
Gain on sales of loans and leases held-for-sale	24	—
Other	2,812	2,161
Total non-interest income	5,660	6,284
Non-interest expense:
Compensation and employee benefits	35,853	36,629
Occupancy	5,721	5,769
Equipment and data processing	7,012	7,031
Professional services	1,726	1,900
FDIC insurance	2,037	1,884
Advertising and marketing	868	1,574
Amortization of identified intangible assets	1,430	1,708
Merger and restructuring expense	971	—
Other	4,404	4,519
Total non-interest expense	60,022	61,014
Income before provision for income taxes	25,482	19,479
Provision for income taxes	6,382	4,814
Net income	$19,100	$14,665
Earnings per common share:
Basic	$0.21	$0.16
Diluted	0.21	0.16
Weighted average common shares outstanding:
Basic	89,103,510	88,894,577
Diluted	89,567,747	89,181,508
Dividends paid per common share	$0.135	$0.135

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Net income	$19,100	$14,665

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	12,581	(8,201)
Income tax (expense) benefit	(2,844)	1,924
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	9,737	(6,277)

Cash flow hedges:
Change in fair value of cash flow hedges	348	(3,375)
Income tax (expense) benefit	(98)	789
Net change in fair value of cash flow hedges, net of taxes	250	(2,586)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(534)	(1,102)
Income tax (expense) benefit	137	282
Net reclassification adjustment for change in fair value of cash flow hedges	(397)	(820)

Net change in fair value of cash flow hedges	647	$(1,766)

Other comprehensive gain (loss), net of taxes	10,384	(8,043)

Comprehensive income	$29,484	$6,622

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2025 and 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net income	—	—	19,100	—	—	19,100
Other comprehensive income (loss)	—	—	—	10,384	—	10,384
Common stock dividends of $0.135 per share	—	—	(12,029)	—	—	(12,029)
Restricted stock awards issued, net of awards surrendered	—	168	—	—	(208)	(40)
Compensation under recognition and retention plans	—	944	(116)	—	—	828
Balance at March 31, 2025	$970	$903,696	$465,898	$(42,498)	$(87,884)	$1,240,182

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net income	—	—	14,665	—	—	14,665
Other comprehensive income (loss)	—	—	—	(8,043)	—	(8,043)
Common stock dividends of $0.135 per share	—	—	(12,001)	—	—	(12,001)
Compensation under recognition and retention plan	—	1,067	(101)	—	—	966
Balance at March 31, 2024	$970	$903,726	$441,285	$(60,841)	$(90,909)	$1,194,231

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Cash flows from operating activities:
Net income	$19,100	$14,665
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	5,986	7,379
Deferred income tax expense (benefit)	1,365	(1,101)
Depreciation of premises and equipment	1,830	2,118
Accretion of investment securities premiums and discounts, net	(1,266)	(1,693)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(1,334)	(1,715)
Amortization of identified intangible assets	1,430	1,708
Amortization of debt issuance costs	25	25
Amortization (accretion) of acquisition fair value adjustments, net	152	484
Gain on sales of loans and leases held-for-sale	(24)	—
Write-down of other repossessed assets	281	22
Compensation under recognition and retention plans	828	966
Net change in:
Cash surrender value of bank-owned life insurance	(512)	(489)
Other assets	28,931	(25,395)
Accrued expenses and other liabilities	(48,778)	11,866
Net cash provided from operating activities	8,014	8,840

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	27,179	45,664
Purchases of investment securities available-for-sale	(651)	(1,369)
Proceeds from redemption/sales of restricted equity securities	18,326	6,866
Purchase of restricted equity securities	(2,708)	(3,980)
Proceeds from sales of loans and leases held-for-investment, net	8,000	—
Net decrease (increase) in loans and leases	122,110	(27,734)
Sale (purchase) of premises and equipment, net	481	(2,002)
Proceeds from sales of other repossessed assets	122	309
Net cash provided from investing activities	172,859	17,754

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Cash flows from financing activities:
Increase (decrease) in demand checking, NOW, savings and money market accounts	70,532	(14,403)
(Decrease) increase in certificates of deposit and brokered deposits	(60,836)	184,603
Proceeds from FHLB advances	222,000	315,000
Repayment of FHLB advances	(620,078)	(388,189)
Increase in other borrowed funds, net	34,025	58,249
Decrease in mortgagors' escrow accounts, net	(611)	(994)
Payment of dividends on common stock	(12,029)	(12,001)
Net cash (used for) provided from financing activities	(366,997)	142,265
Net (decrease) increase in cash and cash equivalents	(186,124)	168,859
Cash and cash equivalents at beginning of period	543,670	133,027
Cash and cash equivalents at end of period	$357,546	$301,886

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$69,004	$67,233
Income taxes	1,623	547
Non-cash investing activities:
Transfer from loans and leases to loans held-for-sale	$—	$6,717
Transfer from loans to other repossessed assets	217	454

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
Brookline Bank, which includes its wholly-owned subsidiaries, Longwood Securities Corp., Eastern Funding and First Ipswich Insurance Agency, operates 27 full-service banking offices in the Greater Boston metropolitan area with three additional lending offices. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 22 full-service banking offices in the greater Providence, Rhode Island area. PCSB Bank, which includes its wholly-owned subsidiary, UpCounty Realty Corp., operates 14 full-service banking offices in the Lower Hudson Valley of New York. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
(2) Recent Accounting Pronouncements
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$191,910	$420	$16,174	$176,156
GSE CMOs	61,573	20	6,293	55,300
GSE MBSs	161,047	89	15,522	145,614
Municipal obligations	19,378	91	438	19,031
Corporate debt obligations	12,176	318	90	12,404
U.S. Treasury bonds	492,542	1,030	20,224	473,348
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$939,126	$1,968	$58,741	$882,353

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,099	$225	$19,030	$176,294
GSE CMOs	62,567	4	7,028	55,543
GSE MBSs	166,843	63	18,621	148,285
Municipal obligations	20,526	19	291	20,254
Corporate debt obligations	12,140	225	78	12,287
U.S. Treasury bonds	506,714	331	25,173	481,872
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$964,389	$867	$70,222	$895,034
As of March 31, 2025, the fair value of all investment securities available-for-sale was $882.4 million, with net unrealized losses of $56.8 million, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of March 31, 2025, $603.0 million, or 68.3% of the portfolio, had gross unrealized losses of $58.7 million, compared to $705.3 million, or 78.8% of the portfolio, with gross unrealized losses of $70.2 million as of December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company classified no securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of March 31, 2025 and December 31, 2024, respectively, $786.7 million and $792.0 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks had no outstanding FRB borrowings as of March 31, 2025 and December 31, 2024.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.6 million as of March 31, 2025, compared to $4.1 million as of December 31, 2024.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2025 and 2024.
Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2025 and December 31, 2024 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$—	$—	$115,087	$16,174	$115,087	$16,174
GSE CMOs	—	—	52,194	6,293	52,194	6,293
GSE MBSs	3,243	97	135,329	15,425	138,572	15,522
Municipal obligations	4,247	169	3,764	269	8,011	438
Corporate debt obligations	—	—	2,550	90	2,550	90
U.S. Treasury bonds	9,961	6	276,589	20,218	286,550	20,224
Foreign government obligations	—	—	—	—	—	—
Temporarily impaired investment securities available-for-sale	17,451	272	585,513	58,469	602,964	58,741
Total temporarily impaired investment securities	$17,451	$272	$585,513	$58,469	$602,964	$58,741

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$30,753	$281	$107,750	$18,749	$138,503	$19,030
GSE CMOs	4,664	107	50,334	6,921	54,998	7,028
GSE MBSs	11,128	596	131,481	18,025	142,609	18,621
Municipal obligations	3,616	74	3,568	217	7,184	291
Corporate debt obligations	—	—	2,550	78	2,550	78
U.S. Treasury bonds	67,290	285	291,641	24,888	358,931	25,173
Foreign government obligations	—	—	499	1	499	1
Temporarily impaired investment securities available-for-sale	117,451	1,343	587,823	68,879	705,274	70,222
Total temporarily impaired investment securities	$117,451	$1,343	$587,823	$68,879	$705,274	$70,222

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2025. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of March 31, 2025. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of March 31, 2025, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $37.1 million, all of which were backed explicitly by the full faith and credit of the U.S. Government, compared to $36.9 million as of December 31, 2024.

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
As of March 31, 2025, the Company owned 33 GSE debentures with a total fair value of $176.2 million, and a net unrealized loss of $15.8 million. As of December 31, 2024, the Company held 34 GSE debentures with a total fair value of $176.3 million, with a net unrealized loss of $18.8 million. As of March 31, 2025, 19 of the 33 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 23 of the 34 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2025 and 2024, the Company did not purchase any GSE debentures.
As of March 31, 2025, the Company owned 58 GSE CMOs with a total fair value of $55.3 million and a net unrealized loss of $6.3 million. As of December 31, 2024, the Company held 59 GSE CMOs with a total fair value of $55.5 million with a net unrealized loss of $7.0 million. As of March 31, 2025, 54 of the 58 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 57 of the 59 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2025 and 2024, the Company did not purchase any GSE CMOs.
As of March 31, 2025, the Company owned 140 GSE MBSs with a total fair value of $145.6 million and a net unrealized loss of $15.4 million. As of December 31, 2024, the Company held 141 GSE MBSs with a total fair value of $148.3 million with a net unrealized loss of $18.6 million. As of March 31, 2025, 89 of the 140 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 92 of the 141 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2025 and 2024 the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of March 31, 2025, the Company owned 39 municipal obligation securities with a total fair value of $19.0 million and a net unrealized gain of $0.3 million. As of December 31, 2024, the Company owned 39 municipal obligation securities with a total fair value of $20.3 million and a net unrealized loss of $0.3 million. As of March 31, 2025, 26 of the 39 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 13 of the 39 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2025, the Company purchased $0.2 million of municipal securities compared to the same period in 2024 when the Company purchased $1.4 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2025, the Company held 4 corporate obligation securities with a total fair value of $12.4 million and a net unrealized gain of $0.2 million. As of December 31, 2024, the Company held 4 corporate obligation securities with a total fair value of $12.3 million and a net unrealized gain of $0.1 million. As of March 31, 2025, 1 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 1 of the 4 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2025 and 2024, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2025, the Company owned 62 U.S. Treasury bonds with a total fair value of $473.3 million and a net unrealized loss of $19.2 million. As of December 31, 2024, the Company held 65 U.S. Treasury bonds with a total fair value of $481.9 million and a net unrealized loss of $24.8 million. As of March 31, 2025, 39 of the 62 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 50 of the 65 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2025 and 2024 the Company did not purchase any U.S. Treasury bonds.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of March 31, 2025 and December 31, 2024, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2025, the security was held at par. As of December 31, 2024, the security was in an unrealized loss position. During the three months ended March 31, 2025, the Company repurchased the same type of foreign government obligation that had matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2025			At December 31, 2024
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$124,806	$124,189	3.33%	$103,337	$102,457	3.22%
After 1 year through 5 years	466,055	450,170	3.15%	449,289	434,608	3.32%
After 5 years through 10 years	159,355	141,012	1.78%	207,980	180,370	1.77%
Over 10 years	188,910	166,982	3.16%	203,783	177,599	3.13%
	$939,126	$882,353	2.96%	$964,389	$895,034	2.96%
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
As of March 31, 2025, issuers of debt securities with an estimated fair value of $111.9 million had the right to call or prepay the obligations. Of the $111.9 million, approximately $11.6 million matures in less then 1 year, $64.1 million matures in 1-5 years, $28.5 million matures in 6-10 years, and $7.7 million matures after ten years. As of December 31, 2024, issuers of debt securities with an estimated fair value of approximately $118.6 million had the right to call or prepay the obligations. Of the $118.6 million, approximately $4.8 million matures in less then 1 year, $67.4 million matures in 1-5 years, $38.9 million matures in 6-10 years, and $7.5 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale during the three months ended March 31, 2025 and 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2025		At December 31, 2024
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,940,918	5.38%	$4,027,265	5.40%
Multi-family mortgage	1,407,762	5.07%	1,387,796	5.06%
Construction	232,302	7.17%	301,053	7.00%
Total commercial real estate loans	5,580,982	5.38%	5,716,114	5.40%
Commercial loans and leases:
Commercial	1,249,926	6.37%	1,211,714	6.47%
Equipment financing	1,262,986	8.37%	1,294,950	8.27%
Total commercial loans and leases	2,512,912	7.38%	2,506,664	7.40%
Consumer loans:
Residential mortgage	1,105,699	4.76%	1,114,732	4.69%
Home equity	383,661	7.15%	377,411	7.18%
Other consumer	59,468	6.67%	64,367	6.67%
Total consumer loans	1,548,828	5.43%	1,556,510	5.38%
Total loans and leases	$9,642,722	5.91%	$9,779,288	5.91%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $38.2 million and $37.5 million at March 31, 2025 and December 31, 2024, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(17.4) million and $(19.6) million as of March 31, 2025 and December 31, 2024, respectively.
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 19.4% of which is in the Greater New York and New Jersey metropolitan area and 80.6% of which is in other areas in the U.S. as of March 31, 2025.
Loans and Leases Pledged as Collateral
As of March 31, 2025 and December 31, 2024, there were $3.8 billion and $3.6 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of March 31, 2025 and December 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	—	(9,069)	(4)	(9,073)
Recoveries	—	1,422	54	1,476
Provision (credit) for loan and lease losses excluding unfunded commitments	(172)	6,834	(3)	6,659
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145

	Three Months Ended March 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(606)	(4,771)	(13)	(5,390)
Recoveries	—	292	17	309
Provision (credit) for loan and lease losses excluding unfunded commitments	2,671	5,339	(327)	7,683
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124

The allowance for credit losses for unfunded credit commitments was $5.3 million, and $6.0 million at March 31, 2025 and December 31, 2024, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(172)	$2,671
Commercial	6,834	5,339
Consumer	(3)	(327)
Total provision (credit) for loan and lease losses	6,659	7,683
Unfunded commitments	(685)	(260)
Investment securities available-for-sale	12	(44)
Total provision (credit) for credit losses	$5,986	$7,379

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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at March 31, 2025 reflect the immediate and longer-term effects of a higher interest rate environment and inflationary conditions compared to recent history.
As of March 31, 2025, management continued to apply qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative factors were applied to capture specific risks in several sub-segments of the portfolio determined to have potential incremental risk relative to the model’s results (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. These adjustments included both positive and negative adjustments and were applied to five different sub-segments with a total impact of $32.6 million at March 31, 2025. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses was $105.3 million as of March 31, 2025 and $107.5 million as of December 31, 2024.
The specific allowance for loan and lease losses was $18.9 million as of March 31, 2025, compared to $17.5 million as of December 31, 2024. The specific allowance increased $1.3 million during the three months ended March 31, 2025, primarily

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
due to specific reserve increases totaling $0.5 million for commercial real estate loans, $0.5 million for consumer and industrial loans, and $0.3 million for equipment financing loans.
As of March 31, 2025, management believes the methodology for calculating the allowance is sound and the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2025.

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$22,934	$156,694	$379,617	$698,194	$730,666	$1,769,394	$22,780	$18,299	$3,798,578
OAEM	—	22,504	—	21,833	3,935	40,897	—	403	89,572
Substandard	—		3,412	3,634	5,367	40,355	—	—	52,768
Total	22,934	179,198	383,029	723,661	739,968	1,850,646	22,780	18,702	3,940,918
Multi-Family Mortgage
Pass	2,493	13,356	77,147	289,226	246,285	692,582	6,660	37,952	1,365,701
OAEM	—	—	—	11,013	—	2,582	—	—	13,595
Substandard	—	—	—	3,433	11,477	13,556	—	—	28,466
Total	2,493	13,356	77,147	303,672	257,762	708,720	6,660	37,952	1,407,762
Construction
Pass	4,755	53,942	9,090	103,983	27,308	2,705	7,769	—	209,552
OAEM	—	—	—	22,750	—	—	—	—	22,750
Total	4,755	53,942	9,090	126,733	27,308	2,705	7,769	—	232,302
Commercial
Pass	33,681	176,616	252,822	130,025	110,863	112,002	407,535	6,083	1,229,627
OAEM	—	—	—	—	107	196	1,095	—	1,398
Substandard	—	450	991	6,822	384	1,356	8,709	187	18,899
Doubtful	—	—	—	—	—	2	—	—	2
Total	33,681	177,066	253,813	136,847	111,354	113,556	417,339	6,270	1,249,926
Current-period gross writeoffs	—	—	—	—	—	7,132	—	—	7,132
Equipment Financing
Pass	62,753	280,608	328,195	262,076	130,378	144,353	1,374	4,847	1,214,584
OAEM	—	—	—	1,432	845	—	—	—	2,277
Substandard	—	2,421	15,567	5,452	3,062	3,795	—	11,530	41,827
Doubtful	—	—	—	4,283	—	15	—	—	4,298
Total	62,753	283,029	343,762	273,243	134,285	148,163	1,374	16,377	1,262,986
Current-period gross writeoffs	—	119	436	816	188	377	—	—	1,936

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Other Consumer
Pass	535	297	145	65	7	2,057	56,348	14	59,468
Total	535	297	145	65	7	2,057	56,348	14	59,468
Current-period gross writeoffs	4	—	—	—	—	—	—	—	4
Total
Pass	127,151	681,513	1,047,016	1,483,569	1,245,507	2,723,093	502,466	67,195	7,877,510
OAEM	—	22,504	—	57,028	4,887	43,675	1,095	403	129,592
Substandard	—	2,871	19,970	19,341	20,290	59,062	8,709	11,717	141,960
Doubtful	—	—	—	4,283	—	17	—	—	4,300
Total	$127,151	$706,888	$1,066,986	$1,564,221	$1,270,684	$2,825,847	$512,270	$79,315	$8,153,362
As of March 31, 2025, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores at origination contribute as a reserve metric in the retail loss rate model.

	At March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$17,735	$117,186	$72,115	$153,709	$191,752	$404,791	$4,900	$93	$962,281
661 - 700	3,413	6,167	3,971	12,733	9,592	24,685	—	8	60,569
600 and below	242	200	4,464	13,836	8,723	30,650	—	—	58,115
Data not available*	—	257	1,527	1,658	2,274	19,018	—	—	24,734
Total	$21,390	$123,810	$82,077	$181,936	$212,341	$479,144	$4,900	$101	$1,105,699
Home Equity
Credit Scores
Over 700	$858	$1,663	$4,374	$3,147	$958	$6,959	$310,900	$3,121	$331,980
661 - 700	—	28	64	394	37	403	24,451	930	26,307
600 and below	—	94	663	12	400	341	18,610	2,541	22,661
Data not available*	—	—	17	—	—	38	2,633	25	2,713
Total	$858	$1,785	$5,118	$3,553	$1,395	$7,741	$356,594	$6,617	$383,661
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present the recorded investment in loans in each class as of December 31, 2024, by credit quality indicator.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$147,877	$395,770	$677,054	$740,805	$368,755	$1,493,198	$45,933	$16,620	$3,886,012
OAEM	22,505	—	21,923	3,611	3,210	41,704	—	411	93,364
Substandard	—	—	3,653	5,416	—	38,820	—	—	47,889
Doubtful	—	—	—	—	—	—	—	—	—
Total	170,382	395,770	702,630	749,832	371,965	1,573,722	45,933	17,031	4,027,265
Current -period gross writeoffs	—	—	552	—	—	3,874	—	—	4,426
Multi-Family Mortgage
Pass	16,197	67,890	244,419	243,977	153,294	572,534	5,937	38,001	1,342,249
OAEM	—	—	11,606	—	—	3,855	—	—	15,461
Substandard	—	—	2,863	11,477	—	15,746	—	—	30,086
Total	16,197	67,890	258,888	255,454	153,294	592,135	5,937	38,001	1,387,796
Construction
Pass	50,569	24,642	169,636	37,832	1,649	221	8,754	—	293,303
OAEM	—	—	7,750	—	—	—	—	—	7,750
Total	50,569	24,642	177,386	37,832	1,649	221	8,754	—	301,053
Commercial
Pass	171,978	256,267	138,946	108,892	35,090	87,430	383,725	6,962	1,189,290
OAEM	—	—	—	48	—	284	1,711	—	2,043
Substandard	—	4	—	392	1,197	12,001	6,091	365	20,050
Doubtful	—	—	—	—	—	2	—	329	331
Total	171,978	256,271	138,946	109,332	36,287	99,717	391,527	7,656	1,211,714
Current-period gross writeoffs	13	4	3,612	100	1,523	1,596	—	—	6,848
Equipment Financing
Pass	287,280	359,803	289,487	147,244	83,664	85,286	425	5,881	1,259,070
OAEM	—	—	1,572	930	—	—	—	—	2,502
Substandard	—	7,681	3,455	2,918	725	2,771	—	11,530	29,080
Doubtful	—	—	4,283	—	—	15	—	—	4,298
Total	287,280	367,484	298,797	151,092	84,389	88,072	425	17,411	1,294,950
Current-period gross writeoffs	840	2,801	4,740	1,430	5,219	4,166	—	—	19,196
Other Consumer
Pass	373	176	84	873	—	2,057	60,789	15	64,367

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Total	373	176	84	873	—	2,057	60,789	15	64,367
Current-period gross writeoffs	7	—	3	—	1	12	—	—	23
Total
Pass	674,274	1,104,548	1,519,626	1,279,623	642,452	2,240,726	505,563	67,479	8,034,291
OAEM	22,505	—	42,851	4,589	3,210	45,843	1,711	411	121,120
Substandard	—	7,685	9,971	20,203	1,922	69,338	6,091	11,895	127,105
Doubtful	—	—	4,283	—	—	17	—	329	4,629
Total	$696,779	$1,112,233	$1,576,731	$1,304,415	$647,584	$2,355,924	$513,365	$80,114	$8,287,145
As of December 31, 2024, there were no loans categorized as definite loss.

	At December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,843	$75,397	$167,352	$204,738	$110,663	$341,746	$7,936	$—	$1,027,675
661 - 700	6,444	7,330	7,734	6,915	4,622	12,583	—	—	45,628
600 and below	2,040	1,111	7,711	4,976	5,016	13,024	—	—	33,878
Data not available*	31	537	1,349	881	—	4,753	—	—	7,551
Total	$128,358	$84,375	$184,146	$217,510	$120,301	$372,106	$7,936	$—	$1,114,732
Home Equity
Credit Scores
Over 700	$1,696	$4,686	$3,492	$1,402	$529	$7,003	$316,187	$5,446	$340,441
661 - 700	166	400	21	38	—	326	18,700	505	20,156
600 and below	—	405	132	—	18	373	12,121	1,195	14,244
Data not available*	—	—	—	—	—	4	2,566	—	2,570
Total	$1,862	$5,491	$3,645	$1,440	$547	$7,706	$349,574	$7,146	$377,411
Current-period gross writeoffs			16						16
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2025.

	At March 31, 2025
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$8,607	$5,358	$10,986	$24,951	$3,915,967	$3,940,918	$145	$10,842	$—
Multi-family mortgage	993	11,477	9,312	21,782	1,385,980	1,407,762	2,862	6,576	1,574
Construction	—	8,550	—	8,550	223,752	232,302	—	—	—
Total commercial real estate loans	9,600	25,385	20,298	55,283	5,525,699	5,580,982	3,007	17,418	1,574
Commercial loans and leases:
Commercial	805	6,822	627	8,254	1,241,672	1,249,926	—	7,415	—
Equipment financing	8,737	3,995	28,694	41,426	1,221,560	1,262,986	—	32,975	1,960
Total commercial loans and leases	9,542	10,817	29,321	49,680	2,463,232	2,512,912	—	40,390	1,960
Consumer loans:
Residential mortgage	453	353	2,887	3,693	1,102,006	1,105,699	—	3,962	2,618
Home equity	1,856	11	85	1,952	381,709	383,661	2	1,333	397
Other consumer	5	4	1	10	59,458	59,468	—	1	—
Total consumer loans	2,314	368	2,973	5,655	1,543,173	1,548,828	2	5,296	3,015
Total loans and leases	$21,456	$36,570	$52,592	$110,618	$9,532,104	$9,642,722	$3,009	$63,104	$6,549
The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2025.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2024.

	At December 31, 2024
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing		Non-accrual with No Related Allowance
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$6,570	$1,685	$12,153	$20,408	$4,006,857	$4,027,265	$629	$11,525	$683
Multi-family mortgage	2,863	—	6,469	9,332	1,378,464	1,387,796	—	6,596	6,605
Construction	—	—	—	—	301,053	301,053	—	—	—
Total commercial real estate loans	9,433	1,685	18,622	29,740	5,686,374	5,716,114	629	18,121	7,288
Commercial loans and leases:
Commercial	783	1,693	695	3,171	1,208,543	1,211,714	—	14,676	326
Equipment financing	6,140	2,508	27,070	35,718	1,259,232	1,294,950	—	31,509	2,180
Total commercial loans and leases	6,923	4,201	27,765	38,889	2,467,775	2,506,664	—	46,185	2,506
Consumer loans:
Residential mortgage	2,015	—	2,057	4,072	1,110,660	1,114,732	130	3,999	2,359
Home equity	818	233	135	1,186	376,225	377,411	52	1,043	—
Other consumer	4	—	1	5	64,362	64,367	—	1	—
Total consumer loans	2,837	233	2,193	5,263	1,551,247	1,556,510	182	5,043	2,359
Total loans and leases	$19,193	$6,119	$48,580	$73,892	$9,705,396	$9,779,288	$811	$69,349	$12,153

Individually Evaluated Loans and Leases
A loan is individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. The loans and leases risk-rated "substandard" or worse are individually evaluated. Loans and leases which do not share similar risk characteristics with other loans are individually evaluated for credit losses. Specific reserves are established for loans and leases with deterioration in the present value of expected future cash flows or, in the case of collateral-dependent loans and leases, any increase in the loan or lease amortized cost basis over the fair value of the underlying collateral discounted for estimated selling costs. In contrast, the loans and leases which share similar risk characteristics and are not included in the individually evaluated population are collectively evaluated for credit losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present information regarding individually evaluated and collectively evaluated allowance for loan and lease losses for credit losses on loans and leases at the dates indicated.

	At March 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$4,106	$14,757	$13	$18,876
Collectively evaluated	69,893	28,599	6,777	105,269
Total	$73,999	$43,356	$6,790	$124,145
Loans and Leases:
Individually evaluated	$81,240	$59,725	$3,281	$144,246
Collectively evaluated	5,499,742	2,453,187	1,545,547	9,498,476
Total	$5,580,982	$2,512,912	$1,548,828	$9,642,722

	At December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,566	$13,967	$13	$17,546
Collectively evaluated	70,605	30,202	6,730	107,537
Total loans and leases	$74,171	$44,169	$6,743	$125,083

Loans and Leases:
Individually evaluated	$77,983	$47,819	$2,626	$128,428
Collectively evaluated	5,638,131	2,458,845	1,553,884	9,650,860
Total loans and leases	$5,716,114	$2,506,664	$1,556,510	$9,779,288

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	2	$1,122	0.05%	One loan was given a 3 month maturity extension to assist the borrower and another loan was given a 15 month maturity extension. The financial effect was deemed "de minimis".
Total	2	$1,122

	Three Months Ended March 31, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension
C&I	1	$30	—%	This loan was given a 13-month maturity extensions to assist the borrower. The financial effect was deemed "de minimis."
Total	1	$30

The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended March 31, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$1,128	—	—	—	—

	Three Months Ended March 31, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$30	$—	$—	$—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2025	At December 31, 2024
	(In Thousands)
Goodwill	$241,222	$241,222
Additions	—	—
Balance at end of period	241,222	241,222
Other intangible assets, net accumulated amortization:
Core deposits	14,941	16,372
Trade name	1,089	1,089
Total other intangible assets	16,030	17,461
Total goodwill and other intangible assets	$257,252	$258,683
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 4.7 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2025	$4,132
Year ending:
2026	4,323
2027	3,243
2028	2,162
2029	1,081
2030	—
Thereafter	—
Total	$14,941
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2025 and 2024, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)
Other comprehensive income (loss)	9,737	250	—	9,987
Reclassification adjustment for (income) expense recognized in earnings	—	397	—	397
Balance at March 31, 2025	$(43,981)	$(676)	$2,159	$(42,498)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	(6,277)	(2,586)	—	(8,863)
Reclassification adjustment for (income) expense recognized in earnings	—	820	—	820
Balance at March 31, 2024	$(58,823)	$(3,347)	$1,329	$(60,841)

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

At March 31, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.65	4.34%	3.39%	$(1,114)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.90	4.53%	3.39%	$(2,033)
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	144	$115,884	$127,660	$165,910	$140,598	$966,698	$1,516,750	$61,775
Pay fixed, receive variable	144	115,884	127,660	165,910	140,598	966,698	1,516,750	61,775
Risk participation-out agreements	59	12,278	32,087	42,083	58,091	299,589	444,128	587
Risk participation-in agreements	10	—	25,839	—	29,351	46,409	101,599	172

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$5,314	$—	$—	$—	$—	$5,314	$124
Sells foreign currency, buys U.S. currency	21	4,865	—	—	—	—	4,865	159

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	149	$153,724	$57,535	$237,601	$93,027	$1,131,061	$1,672,948	$95,720
Pay fixed, receive variable	149	153,724	57,535	237,601	93,027	1,131,061	1,672,948	95,720
Risk participation-out agreements	68	33,305	5,847	59,464	52,828	388,287	539,731	495
Risk participation-in agreements	10	—	22,518	3,506	25,346	50,828	102,198	137

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	26	$5,849	$—	$—	$—	$—	$5,849	$459
Sells foreign currency, buys U.S. currency	24	5,408	—	—	—	—	5,408	482

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $0.9 million in the normal course of business as of March 31, 2025 and December 31, 2024.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$130	$—	$130	$—	$—	$130
Derivatives not designated as hedging instruments:
Loan level derivatives	$74,117	$—	$74,117	$—	$53,617	$20,500
Risk participation-out agreements	587	—	587	—	—	587
Foreign exchange contracts	159	—	159	—	—	159
Total	$74,993	$—	$74,993	$—	$53,617	$21,376

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$1,244	$—	$1,244	$—	$—	$1,244
Derivatives not designated as hedging instruments:
Loan level derivatives	$74,117	$—	$74,117	$—	$890	$73,227
Risk participation-in agreements	172	—	172	—	—	172
Foreign exchange contracts	124	—	124	—	—	124
Total	$75,657	$—	$75,657	$—	$890	$74,767

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$18	$—	$18	$—	$—	$18
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$79,592	$23,016
Risk participation-out agreements	495	—	495	—	—	495
Foreign exchange contracts	482	—	482	—	—	482
Total	$103,603	$—	$103,603	$—	$79,592	$24,011

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,051	$—	$2,051	$—	$—	$2,051
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$870	$101,738
Risk participation-in agreements	137	—	137	—	—	137
Foreign exchange contracts	459	—	459	—	—	459
Total	$105,255	$—	$105,255	$—	$870	$104,385
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

	Fair Value
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Dollars in Thousands)
Derivatives designated as hedges	$(1,114)	$(4,876)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(678)	$(3,347)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(534)	$(1,102)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of March 31, 2025, the Company had one active equity plan: the 2021 Plan. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Plan, and no further shares will be granted as awards under the 2014 Plan.

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

During the three months ended March 31, 2025 and March 31, 2024, no shares were issued, respectively, upon satisfaction of required conditions of the Plans.
Total expense for the Plans was $0.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$19,100	$19,100	$14,665	$14,665

Denominator:
Weighted average shares outstanding	89,103,510	89,103,510	88,894,577	88,894,577
Effect of dilutive securities	—	464,237	—	286,931
Adjusted weighted average shares outstanding	89,103,510	89,567,747	88,894,577	89,181,508

EPS	$0.21	$0.21	$0.16	$0.16

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2025 and March 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$176,156	$—	$176,156
GSE CMOs	—	55,300	—	55,300
GSE MBSs	—	145,614	—	145,614
Municipal obligations	—	3,143	15,888	19,031
Corporate debt obligations	—	9,963	2,441	12,404
U.S. Treasury bonds	—	473,348	—	473,348
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$864,024	$18,329	$882,353
Assets:
Interest rate derivatives	$—	$130	$—	$130
Derivatives not designated as hedging instruments:
Loan level derivatives	—	74,117	—	74,117
Risk participation-out agreements	—	587	—	587
Foreign exchange contracts	—	159	—	159
Liabilities:
Interest rate derivatives	$—	$1,244	$—	$1,244
Derivatives not designated as hedging instruments:
Loan level derivatives	—	74,117	—	74,117
Risk participation-in agreements	—	172	—	172
Foreign exchange contracts	—	124	—	124

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$176,294	$—	$176,294
GSE CMOs	—	55,543	—	55,543
GSE MBSs	—	148,285	—	148,285
Municipal obligations	—	3,198	17,056	20,254
Corporate debt obligations	—	9,853	2,434	12,287
U.S. Treasury bonds	—	481,872	—	481,872
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$875,544	$19,490	$895,034
Interest rate derivatives	—	18	—	18
Loan level derivatives	—	102,608	—	102,608
Risk participation-out agreements	—	495	—	495
Foreign exchange contracts	—	482	—	482
Liabilities:
Interest rate derivatives	$—	$2,051	$—	$2,051
Loan level derivatives	—	102,608	—	102,608
Risk participation-in agreements	—	137	—	137
Foreign exchange contracts	—	459	—	459
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of March 31, 2025, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at March 31, 2025 and December 31, 2024, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
March 31, 2025
Assets
Municipal obligations	$15,888	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.85%	1.88%
Corporate debt obligations	2,441	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Three Months Ended March 31, 2025
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$17,056	$2,434
Purchases	153	—
Unrealized gains (losses) included in comprehensive income	(32)	1
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(1,289)	6
Ending balance	$15,888	$2,441

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$34,778	$34,778
OREO	—	—	700	700
Repossessed assets	—	217	—	217
Total assets measured at fair value on a non-recurring basis	$—	$217	$35,478	$35,695

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$28,100	$28,100
OREO	—	—	700	700
Repossessed assets	—	403	—	403
Total assets measured at fair value on a non-recurring basis	$—	$403	$28,800	$29,203
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

	Fair Value		Valuation Technique
	At March 31, 2025	At December 31, 2024
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$34,778	$28,100	Appraisal of collateral (1)
Other real estate owned	700	700	Appraisal of collateral (1)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during the three months ended March 31, 2025.

			Fair Value Measurements at March 31, 2025
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,518,577	$9,208,598	$—	$—	$9,208,598
Financial liabilities:
Certificates of deposits and brokered deposits	2,643,623	2,639,621	—	2,639,621	—
Borrowed funds	1,155,827	1,181,745	—	1,181,745	—

			Fair Value Measurements at December 31, 2024
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,654,205	$9,298,057	$—	$—	$9,298,057
Financial liabilities:
Certificates of deposits and brokered deposits	2,754,397	2,749,092	—	2,749,092	—
Borrowed funds	1,519,846	1,547,183	—	1,547,183	—
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2025	At December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$51,076	$11,126
Commercial	103,701	144,721
Residential mortgage	31,123	14,607
Unadvanced portion of loans and leases	990,066	1,076,783
Unused lines of credit:
Home equity	789,180	780,214
Other consumer	123,086	113,838
Other commercial	482	398
Unused letters of credit:
Financial standby letters of credit	11,273	12,702
Performance standby letters of credit	25,784	24,325
Commercial and similar letters of credit	2,759	2,330
Interest rate derivatives	225,000	225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,516,750	1,672,948
Pay fixed, receive variable	1,516,750	1,672,948
Risk participation-out agreements	444,128	539,731
Risk participation-in agreements	101,599	102,198
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	5,314	5,849
Sells foreign currency, buys U.S. currency	4,865	5,408
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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$2,191	$2,283

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,256	$2,347
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$—	$3,632
Operating leases liabilities	—	3,632

	At March 31, 2025	At December 31, 2024
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$44,144	$43,527
Operating lease liabilities	45,330	44,785

Weighted Average Remaining Lease Term
Operating leases	9.02	8.90

Weighted Average Discount Rate
Operating leases	3.9%	4.1%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2025
(In Thousands)

Remainder of 2025	$6,939
Year ending:
2026	8,970
2027	7,964
2028	6,415
2029	4,595
2030	2,984
Thereafter	15,208
Total	$53,075
Less imputed interest	(7,745)
Present value of lease liability	$45,330
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $0.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Total other expenditures were $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Total rental expense was $2.2 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including the impact of recently imposed tariffs by the U.S. Administration and foreign governments, inflation, and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; failure to complete the proposed merger with Berkshire Hills Bancorp, Inc. (“Berkshire”) or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger; failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger); certain restrictions during the pendency of the proposed merger with Berkshire that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the diversion of management’s attention from ongoing business operations and opportunities; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other filings submitted to the SEC. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI and its subsidiaries; PCSB Bank and its subsidiaries; and Clarendon Private.
As a commercially-focused financial institution with 63 full-service banking offices throughout Greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 19.4% of which is in the Greater New York and New Jersey metropolitan area and 80.6% of which is in other areas in the U.S. as of March 31, 2025. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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

As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer-term interest rates, management expects the net interest margin to increase. This is due to deposit and wholesale funding costs repricing at lower rates, while legacy loans do not reprice at the same magnitude.

However, if both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 40% to market rates, forecast that a parallel decrease in rates will negatively affect the Company's net interest income, net interest spread, and net interest margin. Note, while our long term historical sensitivity of deposit rates approximates 40%, more recently, deposit rate sensitivity has been higher, which if continues in the future would have a more neutral or positive impact on the net interest income.
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
Executive Overview
Balance Sheet
Total assets decreased $385.5 million, or 13.0% on an annualized basis, to $11.5 billion as of March 31, 2025 from $11.9 billion as of December 31, 2024. The decrease was primarily driven by decreases in cash and cash equivalents and loans and leases. Cash, cash equivalents and available for sale investment securities decreased $198.8 million, or 55.3% on an annualized basis, to $1.2 billion as of March 31, 2025 from $1.4 billion as of December 31, 2024. This decreased the Company's on balance sheet liquidity from 12.1% of total assets as of December 31, 2024 to 10.8% of total assets as of March 31, 2025.
Cash and cash equivalents decreased $186.1 million, or 136.9% on an annualized basis, to $357.5 million as of March 31, 2025 from $543.7 million as of December 31, 2024.
Total investment securities decreased $12.7 million, or 5.7% on an annualized basis, to $882.4 million as of March 31, 2025 from $895.0 million as of December 31, 2024.
Total loans and leases decreased $136.6 million, or 5.6% on an annualized basis, to $9.6 billion as of March 31, 2025 from $9.8 billion as of December 31, 2024. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $8.1 billion, or 83.9% of total loans and leases as of March 31, 2025, a decrease of $128.9 million, or 6.3% on an annualized basis, from $8.2 billion, or 84.1% of total loans and leases as of December 31, 2024.
Total deposits increased $9.8 million, or 0.4% on an annualized basis, to $8.91 billion as of March 31, 2025 from $8.90 billion as of December 31, 2024. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.3 billion, or 70.3% of total deposits, as of March 31, 2025, an increase of $120.6 million, or 7.8% on an annualized basis, from $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Certificate of deposit balances totaled $1.9 billion, or 21.1% of total deposits as of March 31, 2025, a decrease of $6.8 million, or 1.4% on an annualized basis, from $1.9 billion, or 21.2% of total deposits as of December 31, 2024. Brokered deposits totaled $765.0 million, or 8.6% of total deposits as of March 31, 2025, a decrease of $104.0 million, or 47.9% on an annualized basis, from $869.0 million, or 9.8% of total deposits as of December 31, 2024.
Total borrowed funds decreased $364.0 million to $1.2 billion as of March 31, 2025 from $1.5 billion as of December 31, 2024.
Asset Quality
Nonperforming assets as of March 31, 2025 totaled $64.0 million, or 0.56% of total assets, compared to $70.5 million, or 0.59% of total assets, as of December 31, 2024. Net charge-offs for the three months ended March 31, 2025 were $7.6 million, or 0.31% of average loans and leases on an annualized basis, compared to $8.8 million, or 0.36% of average loans and leases on an annualized basis, for the three months ended March 31, 2024.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.29% as of March 31, 2025, compared to 1.28% as of December 31, 2024.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 196.73% as of March 31, 2025, compared to 180.37% as of December 31, 2024.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.81% as of March 31, 2025, compared to 10.46% as of December 31, 2024. The Company's Tier 1 leverage ratio was 9.17% as of March 31, 2025, compared to 9.06% as of December 31, 2024. As of March 31, 2025, the Company's Tier 1 risk-based capital ratio was 10.92%, compared to 10.56% as of December 31, 2024. The Company's Total risk-based capital ratio was 12.79% as of March 31, 2025, compared to 12.42% as of December 31, 2024.
The Company's ratio of stockholders' equity to total assets was 10.77% and 10.26% as of March 31, 2025 and December 31, 2024, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.73% and 8.27% as of March 31, 2025 and December 31, 2024, respectively.
Net Income
For the three months ended March 31, 2025, the Company reported net income of $19.1 million, or $0.21 per basic and diluted share, an increase of $4.4 million, or 30.2%, from net income of $14.7 million, or $0.16 per basic and diluted share, for the three months ended March 31, 2024. This increase in net income is primarily the result of an increase in net interest income of $4.2 million, a decrease in provision for credit losses on loans of $1.4 million, and a decrease of $1.0 million in non-interest expense, partially offset by an increase in the provision for income taxes of $1.6 million and a decrease in non-interest income of $0.6 million. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.66% for the three months ended March 31, 2025, compared to 0.51% for the three months ended March 31, 2024. The annualized return on average stockholders' equity was 6.19% for the three months ended March 31, 2025, compared to 4.88% for the three months ended March 31, 2024.
The net interest margin was 3.22% for the three months ended March 31, 2025, up from 3.06% for the three months ended March 31, 2024. The increase in the net interest margin is a result of a decrease of 29 basis points in the Company's cost of interest-bearing liabilities to 3.29% for the three months ended March 31, 2025 from 3.58% for the three months ended March 31, 2024, partially offset by a decrease in the yield on interest-earning assets of 12 basis points to 5.67% for the three months ended March 31, 2025 from 5.79% for the three months ended March 31, 2024.
The Company’s net interest margin and net interest income are sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.

Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management has identified the determination of the ACL as the Company’s most critical accounting policy.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Management has determined that ASU 2023-09 does apply to the Company and is currently determining the impact as of March 31, 2025.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
Reported Pretax Income	$25,482	$19,479
Add:
Merger and restructuring expense (1)	971	—
Operating Pretax Income	26,453	19,479
Effective tax rate	24.3%	24.7%
Provision for income taxes	6,416	4,814
Operating earnings after tax	$20,037	$14,665

Operating earnings per common share:
Basic	$0.22	$0.16
Diluted	0.22	0.16
_______________________________________________________________________________

(1) For the three months ended March 31, 2025, merger and restructuring expense was related to the proposed merger transaction with Berkshire Hills Bancorp, Inc. expected to close by the end of the second half of 2025.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in Thousands)
Operating earnings	$20,037	$20,686	$20,142	$16,995	$14,665

Average total assets	$11,543,330	$11,580,572	$11,451,338	$11,453,394	$11,417,185
Less: Average goodwill and average identified intangible assets, net	257,941	259,496	261,188	262,859	264,536
Average tangible assets	$11,285,389	$11,321,076	$11,190,150	$11,190,535	$11,152,649

Return on average assets (annualized)	0.66%	0.61%	0.70%	0.57%	0.51%
Add:
Merger and restructuring expense	0.03%	0.09%	—%	0.02%	—%
Operating return on average assets (annualized)	0.69%	0.70%	0.70%	0.59%	0.51%

Return on average tangible assets (annualized)	0.68%	0.62%	0.72%	0.59%	0.53%
Add:
Merger and restructuring expense	0.03%	0.09%	—%	0.02%	—%
Operating return on average tangible assets (annualized)	0.71%	0.71%	0.72%	0.61%	0.53%

Average total stockholders' equity	$1,235,201	$1,232,527	$1,216,037	$1,193,385	$1,201,904
Less: Average goodwill and average identified intangible assets, net	257,941	259,496	261,188	262,859	264,536
Average tangible stockholders' equity	$977,260	$973,031	$954,849	$930,526	$937,368

Return on average stockholders' equity (annualized)	6.19%	5.69%	6.63%	5.49%	4.88%
Add:
Merger and restructuring expense	0.24%	0.83%	—%	0.21%	—%
Operating return on average stockholders' equity (annualized)	6.43%	6.52%	6.63%	5.70%	4.88%

Return on average tangible stockholders' equity (annualized)	7.82%	7.21%	8.44%	7.04%	6.26%
Add:
Merger and restructuring expense	0.30%	1.06%	—%	0.27%	—%
Operating return on average tangible stockholders' equity (annualized)	8.12%	8.27%	8.44%	7.31%	6.26%

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in Thousands)
Net income, as reported	$19,100	$17,536	$20,142	$16,372	$14,665

Average total assets	$11,543,330	$11,580,572	$11,451,338	$11,453,394	$11,417,185
Less: Average goodwill and average identified intangible assets, net	257,941	259,496	261,188	262,859	264,536
Average tangible assets	$11,285,389	$11,321,076	$11,190,150	$11,190,535	$11,152,649

Return on average tangible assets (annualized)	0.68%	0.62%	0.72%	0.59%	0.53%

Average total stockholders' equity	$1,235,201	$1,232,527	$1,216,037	$1,193,385	$1,201,904
Less: Average goodwill and average identified intangible assets, net	257,941	259,496	261,188	262,859	264,536
Average tangible stockholders' equity	$977,260	$973,031	$954,849	$930,526	$937,368

Return on average tangible stockholders' equity (annualized)	7.82%	7.21%	8.44%	7.04%	6.26%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in Thousands)
Total stockholders' equity	$1,240,182	$1,221,939	$1,230,362	$1,198,480	$1,194,231
Less: Goodwill and identified intangible assets, net	257,252	258,683	260,384	262,052	263,721
Tangible stockholders' equity	$982,930	$963,256	$969,978	$936,428	$930,510

Total assets	$11,519,869	$11,905,326	$11,676,721	$11,635,292	$11,542,731
Less: Goodwill and identified intangible assets, net	257,252	258,683	260,384	262,052	263,721
Tangible assets	$11,262,617	$11,646,643	$11,416,337	$11,373,240	$11,279,010

Tangible stockholders' equity to tangible assets	8.73%	8.27%	8.50%	8.23%	8.25%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in Thousands)
Tangible stockholders' equity	$982,930	$963,256	$969,978	$936,428	$930,510

Common shares issued	96,998,075	96,998,075	96,998,075	96,998,075	96,998,075
Less:
Treasury shares	7,037,610	7,019,384	7,015,843	7,373,009	7,354,399
Unvested restricted stock	855,860	880,248	883,789	713,443	749,099
Common shares outstanding	89,104,605	89,098,443	89,098,443	88,911,623	88,894,577

Tangible book value per share	$11.03	$10.81	$10.89	$10.53	$10.47

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in Thousands)
Dividends paid	$12,029	$12,028	$12,028	$12,001	$12,001

Net income, as reported	$19,100	$17,536	$20,142	$16,372	$14,665

Dividend payout ratio	62.98%	68.59%	59.72%	73.30%	81.83%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At March 31, 2025		At December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,940,918	40.9%	$4,027,265	41.1%
Multi-family mortgage	1,407,762	14.6%	1,387,796	14.2%
Construction	232,302	2.4%	301,053	3.1%
Total commercial real estate loans	5,580,982	57.9%	5,716,114	58.4%
Commercial loans and leases:
Commercial	1,249,926	13.0%	1,211,714	12.4%
Equipment financing	1,262,986	13.1%	1,294,950	13.2%
Total commercial loans and leases	2,512,912	26.1%	2,506,664	25.6%
Consumer loans:
Residential mortgage	1,105,699	11.4%	1,114,732	11.4%
Home equity	383,661	4.0%	377,411	3.9%
Other consumer	59,468	0.6%	64,367	0.7%
Total consumer loans	1,548,828	16.0%	1,556,510	16.0%
Total loans and leases	9,642,722	100.0%	9,779,288	100.0%
Allowance for loan and lease losses	(124,145)		(125,083)
Net loans and leases	$9,518,577		$9,654,205

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2025:

	At March 31, 2025	At December 31, 2024	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,580,982	$5,716,114	$(135,132)	(9.5)%
Commercial	2,512,912	2,506,664	6,248	1.0%
Consumer	1,548,828	1,556,510	(7,682)	(2.0)%
Total loans and leases	$9,642,722	$9,779,288	$(136,566)	(5.6)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of March 31, 2025, there were four borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $327.1 million, or 2.83% of total loans and commitments, as of March 31, 2025. As of December 31, 2024, there were four borrowers with loans and commitments over

$60.0 million. The total of those loans and commitments was $267.3 million, or 2.3% of total loans and commitments, as of December 31, 2024.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 57.9% of total loans and leases outstanding as of March 31, 2025.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.3 billion), retail stores ($917.8 million), industrial properties ($796.9 million), office buildings ($719.2 million), mixed-use properties ($492.6 million), lodging services ($191.5 million), and food services ($78.1 million) as of March 31, 2025. At that date, approximately 77.7% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 16.3% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.

The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of March 31, 2025.

	At March 31, 2025
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	24.1%	24.1%
Retail stores	2.2%	14.2%	16.4%
Industrial properties	2.6%	11.7%	14.3%
Office buildings	1.1%	11.8%	12.9%
Mixed-use properties	1.2%	7.7%	8.9%
Lodging services	0.1%	3.3%	3.4%
Food Services	0.8%	0.6%	1.4%
Other	9.7%	8.9%	18.6%
Total	17.7%	82.3%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of March 31, 2025.

	At March 31, 2025
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	12.1%	65.6%	77.7%
New York	2.4%	13.9%	16.3%
Other	3.2%	2.8%	6.0%
Total	17.7%	82.3%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans & equipment financing loans and leases, which represented 26.1% of total loans outstanding as of March 31, 2025.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($918.4 million), food services ($317.9 million), transportation services ($269.4 million), retail ($146.2 million), manufacturing ($139.6 million), recreation services ($123.0 million),, and rental and leasing services ($92.9 million) as of March 31, 2025.
The Company provides commercial banking services to companies in its market areas. Approximately 48.1% of the commercial loans outstanding as of March 31, 2025 were made to borrowers located in New England. The remaining 51.9% of the commercial loans outstanding were made to borrowers in other areas in the U.S., primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of businesses. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB indices.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.0% of total loans outstanding as of March 31, 2025. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2025, other consumer loans equaled $59.5 million, or 0.6% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2025, the Company had $275.9 million of total assets that were designated as criticized. This compares to $252.7 million of assets designated as criticized as of December 31, 2024. The increase of $23.2 million in criticized assets was primarily driven by increases in construction and equipment financing relationships, partially offset by decreases in multi-family and commercial relationships, for the three months ended March 31, 2025.
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
As of March 31, 2025, the Company had nonperforming assets of $64.0 million, representing 0.56% of total assets, compared to nonperforming assets of $70.5 million, or 0.59% of total assets as of December 31, 2024. The decrease of $6.4 million in nonperforming assets was primarily driven by decreases of $7.3 million in commercial loans, $0.7 million in commercial real estate loans, and $0.2 in other repossessed assets, partially offset by increases of $1.5 million in equipment financing loans and $0.3 million in home equity loans during the three months ended March 31, 2025.
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
Past Due and Accruing
As of March 31, 2025, the Company had $3.0 million loans and leases greater than 90 days past due and accruing, compared to $0.8 million loans as of December 31, 2024. The increase in 90 days past due and accruing loans was primarily due to one $2.9 million multi-family relationship becoming 90 days past due, partially offset by one $0.5 million commercial real estate relationship, one $0.1 million residential relationship, and one $0.1 million home equity relationship that were previously 90 days past due being paid off during the three months ended March 31, 2025.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2025	At December 31, 2024
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$10,842	$11,525
Multi-family mortgage	6,576	6,596
Construction	—	—
Total commercial real estate loans	17,418	18,121

Commercial	7,415	14,676
Equipment financing	32,975	31,509
Total commercial loans and leases	40,390	46,185

Residential mortgage	3,962	3,999
Home equity	1,333	1,043
Other consumer	1	1
Total consumer loans	5,296	5,043

Total nonaccrual loans and leases	63,104	69,349

Other real estate owned	700	700
Other repossessed assets	217	403
Total nonperforming assets	$64,021	$70,452

Loans and leases past due greater than 90 days and accruing	$3,009	$811
Total delinquent loans and leases 61-90 days past due	36,570	6,119

Total nonperforming loans and leases as a percentage of total loans and leases	0.65%	0.71%
Total nonperforming assets as a percentage of total assets	0.56%	0.59%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.38%	0.06%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For March 31, 2025, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2025 and 2024.

	At and for the Three Months Ended March 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	—	(9,069)	(4)	(9,073)
Recoveries	—	1,422	54	1,476
Provision (credit) for loan and lease losses	(172)	6,834	(3)	6,659
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145

Total loans and leases	$5,580,982	$2,512,912	$1,548,828	$9,642,722
Total allowance for loan and lease losses as a percentage of total loans and leases	1.33%	1.73%	0.44%	1.29%

	At and for the Three Months Ended March 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(606)	(4,771)	(13)	(5,390)
Recoveries	—	292	17	309
Provision (credit) for loan and lease losses	2,671	5,339	(327)	7,683
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124

Total loans and leases	$5,755,239	$2,416,904	$1,482,943	$9,655,086
Total allowance for loan and lease losses as a percentage of total loans and leases	1.45%	1.26%	0.42%	1.24%

At March 31, 2025, the allowance for loan and lease losses decreased to $124.1 million, or 1.29% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $125.1 million, or 1.28% of total loans and leases outstanding, as of December 31, 2024.
Net charge-offs on loans and leases for the three months ended March 31, 2025 and 2024 were $7.6 million and $8.8 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended March 31, 2025 and 2024 were 0.31% and 0.36%, respectively. The year over year decrease in net charge-offs was primarily due to decreases in net charge-offs of $4.3 million in commercial real estate loans and $2.7 million in equipment financing loans, offset by an increase in net charge-offs of $5.9 million in commercial loans.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2025			At December 31, 2024
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$50,681	40.7%	40.9%	$52,638	42.0%	41.1%
Multi-family mortgage	18,368	14.8%	14.6%	15,234	12.2%	14.2%
Construction	4,950	4.0%	2.4%	6,299	5.0%	3.1%
Total commercial real estate loans	73,999	59.5%	57.9%	74,171	59.2%	58.4%
Commercial	15,098	12.2%	13.0%	15,555	12.4%	12.4%
Equipment financing	28,258	22.8%	13.1%	28,614	22.9%	13.2%
Total commercial loans	43,356	35.0%	26.1%	44,169	35.3%	25.6%
Residential mortgage	3,165	2.5%	11.4%	3,067	2.5%	11.4%
Home equity	2,933	2.4%	4.0%	2,851	2.3%	3.9%
Other consumer	692	0.6%	0.6%	825	0.7%	0.7%
Total consumer loans	6,790	5.5%	16.0%	6,743	5.5%	16.0%
Total	$124,145	100.0%	100.0%	$125,083	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of March 31, 2025 is appropriate.
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
The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 12% of total assets.
Cash, cash equivalents, and investment securities decreased $198.8 million to $1.2 billion as of March 31, 2025, from $1.4 billion December 31, 2024. The decrease was driven by a decrease in cash and due from banks and investment securities. Cash, cash equivalents, and investment securities were 10.8% of total assets as of March 31, 2025, compared to 12.1% of total assets at December 31, 2024.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$191,910	$176,156	$195,099	$176,294
GSE CMOs	61,573	55,300	62,567	55,543
GSE MBSs	161,047	145,614	166,843	148,285
Municipal obligations	19,378	19,031	20,526	20,254
Corporate debt obligations	12,176	12,404	12,140	12,287
U.S. Treasury bonds	492,542	473,348	506,714	481,872
Foreign government obligations	500	500	500	499
Total investment securities available-for-sale	$939,126	$882,353	$964,389	$895,034

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $27.2 million for the three months ended March 31, 2025 compared to $45.7 million for the same period in 2024. For the three months ended March 31, 2025 and 2024 , the Company did not sell any investment securities available-for-sale. For the three months ended March 31, 2025, the Company purchased $0.7 million of investment securities available-for-sale, compared to $1.4 million for the same period in 2024.
As of March 31, 2025, the fair value of all investment securities available-for-sale was $882.4 million with $56.8 million of net unrealized losses, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of March 31, 2025, $603.0 million, or 68.3%, of the portfolio, had gross unrealized losses of $58.7 million. This compares to $705.3 million, or 78.8%, of the portfolio with gross unrealized losses of $70.2 million as of December 31, 2024. The Company's unrealized loss position decreased in 2025 primarily driven by a decrease in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of March 31, 2025, the Company owned stock in the FHLBs with a carrying value of $45.5 million, a decrease of $15.6 million from $61.1 million as of December 31, 2024.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Banks' membership in the Federal Reserve System. As of March 31, 2025 and December 31, 2024, the Company owned stock in the Federal Reserve Banks with a carrying value of $21.9 million.

Other Stock—The Company invests in a small number of other restricted equity securities, primarily AFX. As of March 31, 2025, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2024.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2025			At December 31, 2024
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,664,629	18.7%	—%	$1,692,394	19.0%	—%
Interest-bearing deposits:
NOW accounts	625,492	7.0%	0.66%	617,246	6.9%	0.57%
Savings accounts	1,793,852	20.1%	2.38%	1,721,247	19.3%	4.40%
Money market accounts	2,183,855	24.5%	2.53%	2,116,360	23.8%	2.58%
Certificate of deposit accounts	1,878,665	21.1%	4.07%	1,885,444	21.2%	4.30%
Brokered deposit accounts	764,959	8.6%	4.55%	868,953	9.8%	4.42%
Total interest-bearing deposits	7,246,823	81.3%	2.95%	7,209,250	81.0%	3.51%
Total deposits	$8,911,452	100.0%	2.40%	$8,901,644	100.0%	2.85%

Total deposits increased $9.8 million to $8.91 billion as of March 31, 2025, compared to $8.90 billion as of December 31, 2024. Deposits as a percentage of total assets was 77.4% and 74.8% as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, core deposits increased $120.6 million. The ratio of core deposits to total deposits increased to 70.3% as of March 31, 2025 from 69.1% as of December 31, 2024, primarily due to an increase in the percentage of savings and money market accounts.

Certificate of deposit accounts as of March 31, 2025 and December 31, 2024 were $1.9 billion. Certificate of deposit accounts decreased as a percentage of total deposits to 21.1% as of March 31, 2025 from 21.2% as of December 31, 2024.

Brokered deposits decreased $104.0 million to $765.0 million as of March 31, 2025, compared to $869.0 million as of December 31, 2024. Brokered deposits decreased as a percentage of total deposits to 8.6% as of March 31, 2025 from 9.8% as of December 31, 2024. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2025				2024
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate		Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,680,527	18.9%	—%		$1,631,472	19.0%	—%
NOW accounts	628,346	7.1%	0.65%		671,914	7.8%	0.75%
Savings accounts	1,743,688	19.6%	2.37%		1,694,220	19.7%	2.69%
Money market accounts	2,187,581	24.6%	2.52%		2,076,303	24.2%	3.09%
Total core deposits	6,240,142	70.2%	1.59%	1.59%	6,073,909	70.7%	2.57%
Certificate of deposit accounts	1,886,386	21.2%	4.21%		1,624,118	18.9%	4.13%
Brokered deposit accounts	767,275	8.6%	4.82%		896,784	10.4%	5.22%
Total deposits	$8,893,803	100.0%	2.41%		$8,594,811	100.0%	2.65%

As of March 31, 2025 and December 31, 2024, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At March 31, 2025		At December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	450,776	4.45%	443,944	4.63%
Over six months through 12 months	129,575	3.85%	143,238	4.22%
Over 12 months	29,026	3.94%	26,044	3.86%
Total certificates of deposit of $250,000 or more	$609,377	4.30%	$613,226	4.50%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At March 31, 2025
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,283	$3,114	$246	$765	$6,408	72%
Uninsured	1,382	1,092	29	—	2,503	28%
Total	$3,665	$4,206	$275	$765	$8,911	100%
Composition	41%	47%	3%	9%	100%
As of March 31, 2025, the Company had uninsured municipal deposits requiring collateral of $94.8 million, included in Insured or Collateralized in the table above, which are covered by specific collateral and FHLB letters of credit. The remaining deposits, included in Insured or Collateralized in the table above, are insured with the FDIC or via reciprocal products.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,163,315	$1,341,800
Maximum amount outstanding at any month-end during the period	1,192,874	1,371,485
Balance outstanding at end of period	1,155,827	1,361,881
Weighted average interest rate for the period	4.96%	5.01%
Weighted average interest rate at end of period	4.89%	5.07%
Advances from the FHLB
The Company uses FHLB borrowings and other wholesale borrowings as part of the Company's overall strategy to fund loan growth and manage interest rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB.
FHLB borrowings decreased $398.1 million to $1.0 billion as of March 31, 2025 with a total capacity of $2.9 billion. As of December 31, 2024, FHLB borrowings stood at $1.4 billion.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2025	December 31, 2024
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	June 26, 2025	$4,924	$4,920
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	June 17, 2025	4,886	4,880
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	June 14, 2025	74,552	74,528
			Total	$84,362	$84,328

The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.4 million of capitalized debt issuance costs as of March 31, 2025. This compares to $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of December 31, 2024.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company has access to a $30.0 million committed line of credit as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company did not have any borrowings on this committed line of credit.
As of March 31, 2025, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of March 31, 2025, the Company had $60.0 million borrowings on outstanding uncommitted lines of credit. This compares to no borrowings on outstanding uncommitted lines of credit as of December 31, 2024.
As of March 31, 2025, the Company had $53.6 million in interest-bearing cash received on collateral from dealer counterparties. This compares to $79.6 million outstanding as of December 31, 2024. This cash collateralizes the fair value of the dealer side of derivative transactions.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2025 and December 31, 2024:

	At March 31, 2025	At December 31, 2024
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,516,750	$1,672,948
Pay fixed, receive variable	1,516,750	1,672,948
Risk participation-out agreements	44,128	539,731
Risk participation-in agreements	101,599	102,198
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$5,314	$5,849
Sells foreign currency, buys U.S. currency	4,865	5,408
Fixed weighted average interest rate from the Company to counterparty	3.06%	3.03%
Floating weighted average interest rate from counterparty to the Company	4.66%	4.81%
Weighted average remaining term to maturity (in months)	68	68
Fair value:
Recognized as an asset:
Interest rate derivatives	$130	$18
Loan level derivatives	74,117	102,608
Risk participation-out agreements	587	495
Foreign exchange contracts	159	482
Recognized as a liability:
Interest rate derivatives	$1,244	$2,051
Loan level derivatives	74,117	102,608
Risk participation-in agreements	172	137
Foreign exchange contracts	124	459
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1,240.2 million as of March 31, 2025 representing a $18.2 million increase compared to $1,221.9 million at December 31, 2024. The increase for the three months ended March 31, 2025, primarily reflects net income of $19.1 million and unrealized gain on securities available-for-sale of $9.7 million included in comprehensive income, partially offset by dividends paid by the Company of $12.0 million.
Stockholders' equity represented 10.77% of total assets as of March 31, 2025 and 10.26% of total assets as of December 31, 2024. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.73% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2025 and 8.27% as of December 31, 2024.
The dividend payout ratio was 62.98% for the three months ended March 31, 2025, compared to 81.83% for the same period in 2024.

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
Net Interest Income
Net interest income increased $4.2 million to $85.8 million for the three months ended March 31, 2025 from $81.6 million for the three months ended March 31, 2024. This increase reflects a $6.0 million decrease in interest expense on deposits and borrowings, which is reflective of the current interest rate environment and a reduction in wholesale borrowings, along with a $0.3 million increase in short term investments and restricted equity securities, partially offset by a $2.0 million decrease in interest income on loans and leases. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2025 and March 31, 2024 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2025 and March 31, 2024 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest margin increased 16 basis points to 3.22% for the three months ended March 31, 2025 from 3.06% for the three months ended March 31, 2024. The Company's weighted average interest rate on loans decreased to 5.92% for the three months ended March 31, 2025 from 6.03% for the three months ended March 31, 2024.
The yield on interest-earning assets decreased to 5.67% for the three months ended March 31, 2025 from 5.79% for the three months ended March 31, 2024. The decrease is the result of lower yields on investments as well as loans and leases. During the three months ended March 31, 2025, the Company recorded $0.6 million in prepayment penalties and late charges, which contributed 2 basis points to yields on interest-earning assets, compared to $0.7 million, or 3 basis points, for the three months ended March 31, 2024.
The cost of interest-bearing liabilities decreased 29 basis points to 3.29% for the three months ended March 31, 2025 from 3.58% for the three months ended March 31, 2024. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. As a result of the Federal Reserve's rate cut in the fourth quarter and with the Treasury yield curve becoming more inverted since year end, management anticipates that the net interest margin will be stable in the near term.
If the Federal Reserve cuts rates in the coming quarters, the net interest income and the net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2025 and March 31, 2024. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$888,913	$6,814	3.07%	$893,228	$6,927	3.10%
Restricted equity securities	69,784	1,204	6.90%	76,335	1,493	7.82%
Short-term investments	202,953	2,451	4.83%	130,768	1,824	5.58%
Total investments	1,161,650	10,469	3.60%	1,100,331	10,244	3.72%
Commercial real estate loans (2)	5,651,390	77,243	5.47%	5,761,735	81,049	5.56%
Commercial loans (2)	1,237,078	19,698	6.37%	1,026,467	17,507	6.75%
Equipment financing (2)	1,281,425	25,965	8.11%	1,374,426	26,895	7.83%
Consumer loans (2)	1,548,973	20,861	5.41%	1,482,819	19,978	5.40%
Total loans and leases	9,718,866	143,767	5.92%	9,645,447	145,429	6.03%
Total interest-earning assets	10,880,516	154,236	5.67%	10,745,778	155,673	5.79%
Allowance for loan and lease losses	(124,538)			(116,160)
Non-interest-earning assets	787,352			787,567
Total assets	$11,543,330			$11,417,185
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$628,346	1,005	0.65%	$671,914	1,261	0.75%
Savings accounts	1,743,688	10,173	2.37%	1,694,220	11,352	2.69%
Money market accounts	2,187,581	13,587	2.52%	2,076,303	15,954	3.09%
Certificate of deposit accounts	1,886,386	19,593	4.21%	1,624,118	16,672	4.13%
Brokered deposit accounts	767,275	9,120	4.82%	896,784	11,645	5.22%
Total interest-bearing deposits (3)	7,213,276	53,478	3.01%	6,963,339	56,884	3.29%
Advances from the FHLB	1,007,508	11,847	4.70%	1,164,534	14,633	4.97%
Subordinated debentures and notes	84,345	1,701	8.07%	84,206	1,377	6.54%
Other borrowed funds	71,462	872	4.95%	93,060	977	4.22%
Total borrowed funds	1,163,315	14,420	4.96%	1,341,800	16,987	5.01%
Total interest-bearing liabilities	8,376,591	67,898	3.29%	8,305,139	73,871	3.58%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,680,527			1,631,472
Other non-interest-bearing liabilities	251,011			278,670
Total liabilities	10,308,129			10,215,281
Total stockholders' equity	1,235,201			1,201,904
Total liabilities and stockholders' equity	$11,543,330			$11,417,185
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		86,338	2.38%		81,802	2.21%
Less adjustment of tax-exempt income		508			214
Net interest income		$85,830			$81,588
Net interest margin (5)			3.22%			3.06%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.44% and 2.66% in the three months ended March 31, 2025 and March 31, 2024, respectively.
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

	Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$(38)	$(75)	$(113)
Marketable and restricted equity securities	(122)	(167)	(289)
Short-term investments	893	(266)	627
Total investments	733	(508)	225
Loans and leases:
Commercial real estate loans	(2,063)	(1,743)	(3,806)
Commercial loans and leases	3,229	(1,038)	2,191
Equipment financing	(1,850)	920	(930)
Consumer loans	1,006	(123)	883
Total loans	322	(1,984)	(1,662)
Total change in interest and dividend income	1,055	(2,492)	(1,437)
Interest expense:
Deposits:
NOW accounts	(84)	(172)	(256)
Savings accounts	295	(1,474)	(1,179)
Money market accounts	781	(3,148)	(2,367)
Certificate of deposit accounts	2,608	313	2,921
Brokered deposit accounts	(1,650)	(875)	(2,525)
Total deposits	1,950	(5,356)	(3,406)
Borrowed funds:
Advances from the FHLB	(1,986)	(800)	(2,786)
Subordinated debentures and notes	2	322	324
Other borrowed funds	(252)	147	(105)
Total borrowed funds	(2,236)	(331)	(2,567)
Total change in interest expense	(286)	(5,687)	(5,973)
Change in tax-exempt income	294	—	294
Change in net interest income	$1,047	$3,195	$4,242

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$77,139	$81,049	$(3,910)	(4.8)%
Commercial loans	19,344	17,343	2,001	11.5%
Equipment financing	25,965	26,895	(930)	(3.5)%
Residential mortgage loans	13,422	12,315	1,107	9.0%
Other consumer loans	7,439	7,663	(224)	(2.9)%
Total interest income—loans and leases (1)	$143,309	$145,265	$(1,956)	(1.3)%
_________________________________________________________________________
(1) Change in tax-exempt income of $294 thousand is excluded from the three months ended tables above.
Total interest from loans and leases was $143.3 million for the three months ended March 31, 2025, and represented a yield on total loans of 5.92%. This compares to $145.3 million of interest on loans and a yield of 6.03% for the three months ended March 31, 2024. The $2.0 million decrease in interest income from loans and leases was primarily due to a decrease of $2.0 million in changes to interest rates and the change in tax-exempt income of $0.3 million, partially offset by an increase of $0.3 million in the portfolio composition in origination volume.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$6,765	$6,878	$(113)	(1.6)%
Restricted equity securities	1,203	1,492	(289)	(19.4)%
Short-term investments	2,451	1,824	627	34.4%
Total interest income—investments (1)	$10,419	$10,194	$225	2.2%
_________________________________________________________________________
(1) Change in tax-exempt income of $— thousand is excluded from the three months ended tables above.
Total interest income from investments was $10.4 million for the three months ended March 31, 2025, compared to $10.2 million for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, the yield on total investments was 3.6% and 3.72%, respectively. The year over year increase in interest income on investments of $0.2 million, or 2.2%, was primarily driven by a $0.7 million increase due to volume and a $0.5 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,005	$1,261	$(256)	(20.3)%
Savings accounts	10,173	11,352	(1,179)	(10.4)%
Money market accounts	13,587	15,954	(2,367)	(14.8)%
Certificate of deposit accounts	19,593	16,672	2,921	17.5%
Brokered deposit accounts	9,120	11,645	(2,525)	(21.7)%
Total interest expense - deposits	53,478	56,884	(3,406)	(6.0)%
Borrowed funds:
Advances from the FHLB	11,847	14,633	(2,786)	(19.0)%
Subordinated debentures and notes	1,701	1,377	324	23.5%
Other borrowed funds	872	977	(105)	(10.7)%
Total interest expense - borrowed funds	14,420	16,987	(2,567)	(15.1)%
Total interest expense	$67,898	$73,871	$(5,973)	(8.1)%
Deposits
For the three months ended March 31, 2025, interest expense on deposits decreased $3.4 million, or 6.0%, compared to the same period in 2024. The decrease in interest expense on deposits was driven by a decrease of $5.4 million due to lower interest rates offset by an increase of $2.0 million primarily driven by the growth in volume of average customer deposits, partially offset by a decline in average brokered deposits balances. For the three months ended March 31, 2025, the purchase accounting amortization on acquired deposits was $112 thousand and zero basis points, compared to $328 thousand and one basis point for the same period in 2024.
Borrowed Funds
For the three months ended March 31, 2025, interest expense on borrowed funds decreased $2.6 million, or 15.1% year over year. The decrease in interest expense on borrowed funds was driven by a decrease of $2.2 million due to volume and a decrease of $0.3 million due to borrowing rates as they decreased to 4.96% for the three months ended March 31, 2025 from 5.01% for the three months ended March 31, 2024. For the three months ended March 31, 2025, purchase accounting amortization on acquired borrowed funds was $9 thousand, compared to $126 thousand for the same period in 2024.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(172)	$2,671	$(2,843)	(106.4)%
Commercial	6,834	5,339	1,495	28.0%
Consumer	(3)	(327)	324	(99.1)%
Total provision (credit) for loan and lease losses	6,659	7,683	(1,024)	(13.3)%
Unfunded credit commitments	(685)	(260)	(425)	163.5%
Investment securities available-for-sale	12	(44)	56	(127.3)%
Total provision (credit) for credit losses	$5,986	$7,379	$(1,393)	(18.9)%

For the three months ended March 31, 2025, the provision for credit losses decreased by $1.4 million to $6.0 million compared to a provision for credit losses of $7.4 million for the three months ended March 31, 2024. The decrease in the provision for credit losses for the three months ended March 31, 2025 is primarily driven by an increase in specific reserves on nonperforming credits, partially offset by a reduction in loan and commitment balances.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Deposit fees	$2,361	$2,897	$(536)	(18.5)%
Loan fees	393	789	(396)	(50.2)%
Loan level derivative income, net	70	437	(367)	(84.0)%
Gain on sales of loans and leases held-for-sale	24	—	24	N/A
Other	2,812	2,161	651	30.1%
Total non-interest income	$5,660	$6,284	$(624)	(9.9)%
Deposit fees decreased $0.5 million, or 18.5%, to $2.4 million for the three months ended March 31, 2025, compared to $2.9 million for the same period in 2024, primarily driven by lower debit card income, partially offset by higher service charges.
Loan fees decreased $0.4 million, or 50.2%, to $0.4 million for the three months ended March 31, 2025, compared to $0.8 million for the same period in 2024, primarily driven by lower commitment fees.
Loan level derivative income decreased $0.4 million, or 84.0%, to $0.1 million for the three months ended March 31, 2025, compared to $0.4 million for the same period in 2024, as there were fewer loan level derivative transactions completed for the three months ended March 31, 2025.
Other income increased $0.7 million, or 30.1%, to $2.8 million for the three months ended March 31, 2025 from $2.2 million for the same period in 2024, primarily driven by the mark to market on interest rate swaps, and higher wealth management fees.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Compensation and employee benefits	$35,853	$36,629	$(776)	(2.1)%
Occupancy	5,721	5,769	(48)	(0.8)%
Equipment and data processing	7,012	7,031	(19)	(0.3)%
Professional services	1,726	1,900	(174)	(9.2)%
FDIC insurance	2,037	1,884	153	8.1%
Advertising and marketing	868	1,574	(706)	(44.9)%
Amortization of identified intangible assets	1,430	1,708	(278)	(16.3)%
Merger and restructuring expense	971	—	971	N/A
Other	4,404	4,519	(115)	(2.5)%
Total non-interest expense	$60,022	$61,014	$(992)	(1.6)%
Merger and restructuring expense was $1.0 million for the three months ended March 31, 2025, compared to none for the same period in 2024. Excluding merger and restructuring expense, non-interest expense decreased $2.0 million to $59.1 million for the three months ended March 31, 2025, compared to $61.0 million for the same period in 2024.
Compensation and employee benefits expense decreased $0.8 million, or 2.1%, to $35.9 million for the three months ended March 31, 2025, compared to $36.6 million for the same period in 2024, primarily driven by lower salaries and higher deferred compensation.
Marketing expense decreased $0.7 million, or 44.9%, to $0.9 million for the three months ended March 31, 2025 from $1.6 million for the same period in 2024, primarily driven by lower overall spending on advertising and marketing.
Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(Dollars in Thousands)
Income before provision for income taxes	$25,482	$19,479	$6,003	30.8%
Provision (benefit) for income taxes	6,382	4,814	1,568	32.6%
Net income	$19,100	$14,665	$4,435	30.2%
Effective tax rate	25.0%	24.7%	N/A	1.2%
The Company recorded an income tax expense of $6.4 million for the three months ended March 31, 2025, compared to an income tax expense of $4.8 million for the three months ended March 31, 2024, representing effective tax rates of 25.0% and 24.7%, respectively. The increase in effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by an increase in merger expenses in the 2025 effective rate.
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
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the first quarter. Cash and equivalents at the end of the quarter were $357.5 million, or 3.1% of the balance sheet, compared to $543.7 million, or 4.6% of the balance sheet, as of December 31, 2024. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and 12% of total assets. As of March 31, 2025, cash, cash equivalents and investment securities available-for-sale totaled $1.2 billion, or 10.8% of total assets. This compares to $1.4 billion, or 12.1% of total assets, as of December 31, 2024.
Deposits, which are considered the most stable source of liquidity, totaled $8.9 billion as of March 31, 2025 and represented 88.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.9 billion, or 85.4% of total funding, as of December 31, 2024. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.3 billion as of March 31, 2025 and represented 70.3% of total deposits, compared to core deposits of $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Additionally, the Company had $765.0 million of brokered deposits as of March 31, 2025, which represented 8.6% of total deposits, compared to $869.0 million or 9.8% of total deposits, as of December 31, 2024. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.2 billion as of March 31, 2025, representing 11.5% of total funding, compared to $1.5 billion, or 14.6% of total funding, as of December 31, 2024. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of March 31, 2025, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.9 billion, compared to $2.8 billion as of December 31, 2024.
As of March 31, 2025, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of March 31, 2025, the Company had $60.0 million in outstanding balances for uncommitted lines of credit. As of December 31, 2024, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company had a $30.0 million committed line of credit for contingent liquidity as of March 31, 2025. As of March 31, 2025, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $400.7 million of borrowing capacity at the FRB as of March 31, 2025. As of March 31, 2025, the Company did not have any outstanding borrowings with the FRB.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2025	At December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$51,076	$11,126
Commercial	103,701	144,721
Residential mortgage	31,123	14,607
Unadvanced portion of loans and leases	990,066	1,076,783
Unused lines of credit:
Home equity	789,180	780,214
Other consumer	123,086	113,838
Other commercial	482	398
Unused letters of credit:
Financial standby letters of credit	11,273	12,702
Performance standby letters of credit	25,784	24,325
Commercial and similar letters of credit	2,759	2,330
Interest rate derivatives	$225,000	$225,000
Loan level derivatives:
Receive fixed, pay variable	1,516,750	1,672,948
Pay fixed, receive variable	1,516,750	1,672,948
Risk participation-out agreements	444,128	539,731
Risk participation-in agreements	101,599	102,198
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	5,314	5,849
Sells foreign currency, buys U.S. currency	4,865	5,408

Capital Resources
As of March 31, 2025, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2025, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2025 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2025:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,031,389	10.81%	$429,348	4.50%	$667,874	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,041,199	9.17%	454,176	4.00%	454,176	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,041,199	10.92%	572,087	6.00%	810,457	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,220,205	12.79%	763,224	8.00%	1,001,732	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$585,888	10.88%	$242,325	4.50%	$376,950	7.00%	$350,025	6.50%
Tier 1 leverage capital ratio (2)	585,888	9.40%	249,314	4.00%	249,314	4.00%	311,643	5.00%
Tier 1 risk-based capital ratio (3)	585,888	10.88%	323,100	6.00%	457,725	8.50%	430,800	8.00%
Total risk-based capital ratio (4)	653,427	12.13%	430,949	8.00%	565,621	10.50%	538,687	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$297,900	10.76%	$124,586	4.50%	$193,801	7.00%	$179,958	6.50%
Tier 1 leverage capital ratio (2)	297,900	8.98%	132,695	4.00%	132,695	4.00%	165,869	5.00%
Tier 1 risk-based capital ratio (3)	297,900	10.76%	166,115	6.00%	235,330	8.50%	221,487	8.00%
Total risk-based capital ratio (4)	326,245	11.78%	221,559	8.00%	290,796	10.50%	276,948	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$201,037	14.13%	$64,025	4.50%	$99,594	7.00%	$92,480	6.50%
Tier 1 leverage capital ratio (2)	201,037	10.04%	80,094	4.00%	80,094	4.00%	100,118	5.00%
Tier 1 risk-based capital ratio (3)	201,037	14.13%	85,366	6.00%	120,935	8.50%	113,821	8.00%
Total risk-based capital ratio (4)	218,181	15.33%	113,858	8.00%	149,439	10.50%	142,323	10.00%
_______________________________________________________________________________
(1) Common equity Tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets.
(2) Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.
(3) Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.
(4) Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

The following table presents actual and required capital amounts and capital ratios as of December 31, 2024 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At December 31, 2024:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,022,454	10.46%	$439,870	4.50%	$684,243	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,032,255	9.06%	455,742	4.00%	455,742	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,032,255	10.56%	586,509	6.00%	830,887	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,214,208	12.42%	782,099	8.00%	1,026,504	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$584,420	10.47%	$251,183	4.50%	$390,730	7.00%	$362,820	6.50%
Tier 1 leverage capital ratio (2)	584,420	9.30%	251,363	4.00%	251,363	4.00%	314,204	5.00%
Tier 1 risk-based capital ratio (3)	584,420	10.47%	334,911	6.00%	474,457	8.50%	446,548	8.00%
Total risk-based capital ratio (4)	654,287	11.73%	446,232	8.00%	585,679	10.50%	557,789	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$294,573	10.53%	$125,886	4.50%	$195,823	7.00%	$181,835	6.50%
Tier 1 leverage capital ratio (2)	294,573	8.90%	132,392	4.00%	132,392	4.00%	165,490	5.00%
Tier 1 risk-based capital ratio (3)	294,573	10.53%	167,848	6.00%	237,784	8.50%	223,797	8.00%
Total risk-based capital ratio (4)	328,646	11.75%	223,759	8.00%	293,684	10.50%	279,699	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$197,296	13.73%	$64,664	4.50%	$100,588	7.00%	$93,403	6.50%
Tier 1 leverage capital ratio (2)	197,296	10.11%	78,060	4.00%	78,060	4.00%	97,575	5.00%
Tier 1 risk-based capital ratio (3)	197,296	13.73%	86,218	6.00%	122,142	8.50%	114,958	8.00%
Total risk-based capital ratio (4)	214,879	14.95%	114,985	8.00%	150,918	10.50%	143,732	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2025.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2025, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2025		December 31, 2024
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$4,539	1.2%	$14,574	3.9%
Up 200 basis points ramp	7,378	2.0%	7,911	2.1%
Up 100 basis points ramp	4,239	1.1%	4,431	1.2%
Down 100 basis points ramp	(2,538)	(0.7)%	(3,537)	(1.0)%
Down 200 basis points ramp	(7,258)	(1.9)%	(8,900)	(2.4)%
Down 400 basis points shock	(18,857)	(5.0)%	(34,637)	(9.3)%
Asset sensitivity decreased at March 31, 2025 when compared to December 31, 2024 due to changes in overall balance sheet composition, which included a decrease in cash equivalents and an increase in interest-bearing non-maturity deposit products. The estimated impact of a 400 basis point instantaneous increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 1.2% as of March 31, 2025, compared to 3.9% as of December 31, 2024. The estimated impact of a 400 basis point instantaneous decrease in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (5.0)% as of March 31, 2025, compared to (9.3)% as of December 31, 2024.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of March 31, 2025, the Company’s one-year cumulative gap was a positive $901.9 million, or 8.35% of total interest-earning assets, compared to a negative $1.0 billion, or 9.31% of total interest-earning assets, as of December 31, 2024.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2025	At December 31, 2024
Up 300 basis points	(2.2)%	(5.5)%
Up 200 basis points	(1.7)%	(4.1)%
Up 100 basis points	—%	(1.3)%
Down 100 basis points	(1.6)%	(0.8)%
Down 200 basis points	(5.1)%	(3.2)%
Down 300 basis points	(9.6)%	(6.6)%

The Company's EVE-at-risk is more liability sensitive from December 31, 2024 to March 31, 2025 driven by changes to the funding and asset mix.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2024 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: May 8, 2025	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)