Form 10-Q
period 2025-06-30
BROOKLINE BANCORP INC
filed 2025-08-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

At July 31, 2025, the number of shares of common stock, par value $0.01 per share, outstanding was 89,104,605.

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
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2025	At December 31, 2024
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$87,386	$64,673
Short-term investments	419,362	478,997
Total cash and cash equivalents	506,748	543,670
Investment securities available-for-sale	866,684	895,034
Total investment securities	866,684	895,034
Allowance for investment security credit losses	(97)	(82)
Net investment securities	866,587	894,952
Loans and leases:
Commercial real estate loans	5,485,546	5,716,114
Commercial loans and leases	2,520,347	2,506,664
Consumer loans	1,576,481	1,556,510
Total loans and leases	9,582,374	9,779,288
Allowance for loan and lease losses	(126,725)	(125,083)
Net loans and leases	9,455,649	9,654,205
Restricted equity securities	66,481	83,155
Premises and equipment, net of accumulated depreciation of $107,167 and $103,466, respectively	83,963	86,781
Right-of-use asset operating leases	42,415	43,527
Deferred tax asset	52,325	56,620
Goodwill	241,222	241,222
Identified intangible assets, net of accumulated amortization of $17,265 and $16,526, respectively	14,600	17,461
OREO and repossessed assets, net	1,288	1,103
Other assets	237,467	282,630
Total assets	$11,568,745	$11,905,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$1,726,933	$1,692,394
Interest-bearing deposits	7,234,269	7,209,250
Total deposits	8,961,202	8,901,644
Borrowed funds:
Advances from the FHLB	934,669	1,355,926
Subordinated debentures and notes	84,397	84,328
Other borrowed funds	135,985	79,592
Total borrowed funds	1,155,051	1,519,846
Operating lease liabilities	43,528	44,785
Mortgagors' escrow accounts	15,289	15,875
Reserve for unfunded credits	4,586	5,981
Accrued expenses and other liabilities	134,918	195,256
Total liabilities	10,314,574	10,683,387

Commitments and contingencies (Note 12)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,998,075 shares issued and 96,998,075 shares issued, respectively	970	970
Additional paid-in capital	904,697	902,584
Retained earnings	475,781	458,943
Accumulated other comprehensive (loss) income	(39,378)	(52,882)
Treasury stock, at cost; 7,039,136 shares and 7,019,384 shares, respectively	(87,899)	(87,676)
Total stockholders' equity	1,254,171	1,221,939
Total liabilities and stockholders' equity	$11,568,745	$11,905,326
See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$143,933	$145,585	$287,242	$290,850
Debt securities	6,691	6,480	13,456	13,358
Restricted equity securities	1,062	1,376	2,265	2,868
Short-term investments	2,386	1,914	4,837	3,738
Total interest and dividend income	154,072	155,355	307,800	310,814
Interest expense:
Deposits	52,682	59,721	106,160	116,605
Borrowed funds	12,705	15,633	27,125	32,620
Total interest expense	65,387	75,354	133,285	149,225
Net interest income	88,685	80,001	174,515	161,589
Provision for credit losses on loans	6,997	5,607	12,971	13,030
Provision (recovery) of credit losses on investments	3	(39)	15	(83)
Net interest income after provision for credit losses	81,685	74,433	161,529	148,642
Non-interest income:
Deposit fees	2,472	3,001	4,833	5,898
Loan fees	472	702	865	1,491
Loan level derivative income (loss)	(4)	106	66	543
Gain on sales of loans and leases held-for-sale	264	130	288	130
Other	2,766	2,457	5,578	4,618
Total non-interest income	5,970	6,396	11,630	12,680
Non-interest expense:
Compensation and employee benefits	35,147	34,762	71,000	71,391
Occupancy	5,349	5,551	11,070	11,320
Equipment and data processing	6,841	6,732	13,853	13,763
Professional services	1,471	1,745	3,197	3,645
FDIC insurance	1,880	2,025	3,917	3,909
Advertising and marketing	1,371	1,504	2,239	3,078
Amortization of identified intangible assets	1,431	1,669	2,861	3,377
Merger and restructuring expense	439	823	1,410	823
Other	4,132	4,373	8,536	8,892
Total non-interest expense	58,061	59,184	118,083	120,198
Income before provision for income taxes	29,594	21,645	55,076	41,124
Provision for income taxes	7,568	5,273	13,950	10,087
Net income	$22,026	$16,372	$41,126	$31,037
Earnings per common share:
Basic	$0.25	$0.18	$0.46	$0.35
Diluted	0.25	0.18	0.46	0.35
Weighted average common shares outstanding:
Basic	89,104,605	88,904,692	89,104,060	88,899,635
Diluted	89,612,781	89,222,315	89,590,267	89,201,912
Dividends paid per common share	$0.135	$0.135	$0.270	$0.270

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net income	$22,026	$16,372	$41,126	$31,037

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	5,558	(1,252)	18,139	(9,453)
Income tax (expense) benefit	(1,231)	342	(4,075)	2,266
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	4,327	(910)	14,064	(7,187)

Cash flow hedges:
Change in fair value of cash flow hedges	(204)	(1,026)	(2,824)	(4,401)
Income tax (expense) benefit	47	267	709	1,061
Net change in fair value of cash flow hedges, net of taxes	(157)	(759)	(2,115)	(3,340)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(534)	(1,104)	(4,036)	(2,206)
Income tax (expense) benefit	137	287	1,034	574
Net reclassification adjustment for change in fair value of cash flow hedges	(397)	(817)	(3,002)	(1,632)

Net change in fair value of cash flow hedges	240	$58	887	$(1,708)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(1,956)	—	(1,956)	—
Income tax (expense) benefit	509	—	509	—
Net adjustment of accumulated obligation for postretirement benefits	(1,447)	—	(1,447)	—

Other comprehensive gain (loss), net of taxes	3,120	(852)	13,504	(8,895)

Comprehensive income	25,146	15,520	54,630	22,142

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2025 and 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2025	$970	$903,696	$465,898	$(42,498)	$(87,884)	$1,240,182
Net income	—	—	22,026	—	—	22,026
Other comprehensive income (loss)	—	—	—	3,120	—	3,120
Common stock dividends of $0.135 per share	—	—	(12,029)	—	—	(12,029)
Restricted stock awards issued, net of awards surrendered	—	15	—	—	(15)	—
Compensation under recognition and retention plans	—	986	(114)	—	—	872
Balance at June 30, 2025	$970	$904,697	$475,781	$(39,378)	$(87,899)	$1,254,171

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2024	$970	$903,726	$441,285	$(60,841)	$(90,909)	$1,194,231
Net income	—	—	16,372	—	—	16,372
Other comprehensive income (loss)	—	—	—	(852)	—	(852)
Common stock dividends of $0.135 per share	—	—	(12,001)	—	—	(12,001)
Restricted stock awards issued, net of awards surrendered	—	223	—	—	(223)	—
Compensation under recognition and retention plan	—	826	(96)	—	—	730
Balance at June 30, 2024	$970	$904,775	$445,560	$(61,693)	$(91,132)	$1,198,480

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2025 and 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net income	—	—	41,126	—	—	41,126
Other comprehensive income (loss)	—	—	—	13,504	—	13,504
Common stock dividends of $0.270 per share	—	—	(24,058)	—	—	(24,058)
Restricted stock awards issued, net of awards surrendered	—	183	—	—	(223)	(40)
Compensation under recognition and retention plans	—	1,930	(230)	—	—	1,700
Balance at June 30, 2025	$970	$904,697	$475,781	$(39,378)	$(87,899)	$1,254,171

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2023	$970	$902,659	$438,722	$(52,798)	$(90,909)	$1,198,644
Net Income	—	—	31,037	—	—	31,037
Other comprehensive income (loss)	—	—	—	(8,895)	—	(8,895)
Common stock dividends of $0.270 per share	—	—	(24,002)	—	—	(24,002)
Restricted stock awards issued, net of awards surrendered	—	223	—	—	(223)	—
Compensation under recognition and retention plans	—	1,893	(197)	—	—	1,696
Balance at June 30, 2024	$970	$904,775	$445,560	$(61,693)	$(91,132)	$1,198,480

See accompanying notes to unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Cash flows from operating activities:
Net income	$41,126	$31,037
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	12,986	12,947
Deferred income tax benefit	(1,552)	(327)
Depreciation of premises and equipment	3,727	4,076
Accretion of investment securities premiums and discounts, net	(2,484)	(3,121)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(2,969)	(3,324)
Amortization of identified intangible assets	2,861	3,377
Amortization of debt issuance costs	51	50
Amortization (accretion) of acquisition fair value adjustments, net	305	760
Gain on sales of loans and leases held-for-sale	(288)	(130)
Write-down of other repossessed assets	316	137
Compensation under recognition and retention plans	1,700	1,696
Net change in:
Cash surrender value of bank-owned life insurance	(1,031)	(989)
Other assets	47,261	(23,964)
Accrued expenses and other liabilities	(60,378)	14,881
Net cash provided from operating activities	41,631	37,106

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	60,710	94,901
Purchases of investment securities available-for-sale	(11,737)	(41,071)
Proceeds from redemption/sales of restricted equity securities	24,139	12,093
Purchase of restricted equity securities	(7,465)	(13,461)
Proceeds from sales of loans and leases held-for-investment, net	51,549	6,908
Net decrease (increase) in loans and leases	135,203	(101,228)
Purchase of premises and equipment, net	(972)	(2,660)
Proceeds from sales of other repossessed assets	194	641
Net cash provided from (used for) investing activities	251,621	(43,877)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	129,904	3,276
(Decrease) increase in certificates of deposit and brokered deposits	(70,570)	185,070
Proceeds from FHLB advances	546,000	752,100
Repayment of FHLB advances	(967,257)	(710,363)
Increase in other borrowed funds, net	56,393	10,869
Decrease in mortgagors' escrow accounts, net	(586)	(122)
Payment of dividends on common stock	(24,058)	(24,002)
Net cash (used for) provided from financing activities	(330,174)	216,828
Net (decrease) increase in cash and cash equivalents	(36,922)	210,057
Cash and cash equivalents at beginning of period	543,670	133,027
Cash and cash equivalents at end of period	$506,748	$343,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$135,390	$141,785
Income taxes	12,731	7,065
Non-cash investing activities:
Transfer from loans to other repossessed assets	695	1,058

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
The following tables set forth investment securities available-for-sale at the dates indicated:

	At June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$191,885	$417	$14,617	$177,685
GSE CMOs	60,498	35	6,466	54,067
GSE MBSs	155,443	92	14,348	141,187
Municipal obligations	19,229	27	310	18,946
Corporate debt obligations	12,205	308	287	12,226
U.S. Treasury bonds	478,139	1,407	17,473	462,073
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$917,899	$2,286	$53,501	$866,684

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$195,099	$225	$19,030	$176,294
GSE CMOs	62,567	4	7,028	55,543
GSE MBSs	166,843	63	18,621	148,285
Municipal obligations	20,526	19	291	20,254
Corporate debt obligations	12,140	225	78	12,287
U.S. Treasury bonds	506,714	331	25,173	481,872
Foreign government obligations	500	—	1	499
Total investment securities available-for-sale	$964,389	$867	$70,222	$895,034
As of June 30, 2025, the fair value of all investment securities available-for-sale was $866.7 million, with net unrealized losses of $51.2 million, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of June 30, 2025, $594.9 million, or 68.6% of the portfolio, had gross unrealized losses of $53.5 million, compared to $705.3 million, or 78.8% of the portfolio, with gross unrealized losses of $70.2 million as of December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company did not classify any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of June 30, 2025 and December 31, 2024, respectively, $769.0 million and $792.0 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks had no outstanding FRB borrowings as of June 30, 2025 and December 31, 2024.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $4.0 million as of June 30, 2025, compared to $4.1 million as of December 31, 2024.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2025 and 2024.
Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2025 and December 31, 2024 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$—	$—	$126,331	$14,617	$126,331	$14,617
GSE CMOs	—	—	48,791	6,466	48,791	6,466
GSE MBSs	3,237	88	132,244	14,260	135,481	14,348
Municipal obligations	655	8	6,888	302	7,543	310
Corporate debt obligations	—	—	2,364	287	2,364	287
U.S. Treasury bonds	—	—	274,404	17,473	274,404	17,473
Temporarily impaired investment securities available-for-sale	3,892	96	591,022	53,405	594,914	53,501
Total temporarily impaired investment securities	$3,892	$96	$591,022	$53,405	$594,914	$53,501

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$30,753	$281	$107,750	$18,749	$138,503	$19,030
GSE CMOs	4,664	107	50,334	6,921	54,998	7,028
GSE MBSs	11,128	596	131,481	18,025	142,609	18,621
Municipal obligations	3,616	74	3,568	217	7,184	291
Corporate debt obligations	—	—	2,550	78	2,550	78
U.S. Treasury bonds	67,290	285	291,641	24,888	358,931	25,173
Foreign government obligations	—	—	499	1	499	1
Temporarily impaired investment securities available-for-sale	117,451	1,343	587,823	68,879	705,274	70,222
Total temporarily impaired investment securities	$117,451	$1,343	$587,823	$68,879	$705,274	$70,222

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2025. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the investment securities are not impaired as of June 30, 2025. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of June 30, 2025, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $36.6 million compared to $36.9 million as of December 31, 2024.

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
As of June 30, 2025, the Company owned 32 GSE debentures with a total fair value of $177.7 million, and a net unrealized loss of $14.2 million. As of December 31, 2024, the Company held 34 GSE debentures with a total fair value of $176.3 million, with a net unrealized loss of $18.8 million. As of June 30, 2025, 20 of the 32 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 23 of the 34 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2025 and 2024, the Company did not purchase any GSE debentures.
As of June 30, 2025, the Company owned 58 GSE CMOs with a total fair value of $54.1 million and a net unrealized loss of $6.4 million. As of December 31, 2024, the Company held 59 GSE CMOs with a total fair value of $55.5 million with a net unrealized loss of $7.0 million. As of June 30, 2025, 54 of the 58 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 57 of the 59 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2025 and 2024, the Company did not purchase any GSE CMOs.
As of June 30, 2025, the Company owned 140 GSE MBSs with a total fair value of $141.2 million and a net unrealized loss of $14.3 million. As of December 31, 2024, the Company held 141 GSE MBSs with a total fair value of $148.3 million with a net unrealized loss of $18.6 million. As of June 30, 2025, 90 of the 140 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 92 of the 141 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2025 and 2024 the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of June 30, 2025, the Company owned 39 municipal obligation securities with a total fair value of $18.9 million and a net unrealized loss of $0.3 million. As of December 31, 2024, the Company owned 39 municipal obligation securities with a total fair value of $20.3 million and a net unrealized loss of $0.3 million. As of June 30, 2025, 20 of the 39 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 13 of the 39 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2025, the Company purchased $1.3 million of municipal securities compared to the same period in 2024 when the Company purchased $2.5 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2025, the Company held 4 corporate obligation securities with a total fair value of $12.2 million, which approximated cost. As of December 31, 2024, the Company held 4 corporate obligation securities with a total fair value of $12.3 million and a net unrealized gain of $0.1 million. As of June 30, 2025, 1 of the 4 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 1 of the 4 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2025 and 2024, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2025, the Company owned 61 U.S. Treasury bonds with a total fair value of $462.1 million and a net unrealized loss of $16.1 million. As of December 31, 2024, the Company held 65 U.S. Treasury bonds with a total fair value of $481.9 million and a net unrealized loss of $24.8 million. As of June 30, 2025, 37 of the 61 securities in this portfolio were in an unrealized loss position. As of December 31, 2024, 50 of the 65 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2025, the Company purchased $9.9 million of of U.S. Treasury bonds, compared to the same period in 2024 when the Company purchased $38.6 million U.S. Treasury bonds.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Foreign Government Obligations
As of June 30, 2025 and December 31, 2024, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2025, the security was held at par. As of December 31, 2024, the security was in an unrealized loss position. During the six months ended June 30, 2025, the Company repurchased the same type of foreign government obligation that had matured.
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2025			At December 31, 2024
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$162,929	$162,170	3.23%	$103,337	$102,457	3.22%
After 1 year through 5 years	430,637	415,834	3.03%	449,289	434,608	3.32%
After 5 years through 10 years	160,283	144,229	1.86%	207,980	180,370	1.77%
Over 10 years	164,050	144,451	3.31%	203,783	177,599	3.13%
	$917,899	$866,684	2.92%	$964,389	$895,034	2.96%
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
As of June 30, 2025, issuers of debt securities with an estimated fair value of $112.6 million had the right to call or prepay the obligations. Of the $112.6 million, approximately $14.7 million matures in less then 1 year, $61.5 million matures in 1-5 years, $28.7 million matures in 6-10 years, and $7.7 million matures after ten years. As of December 31, 2024, issuers of debt securities with an estimated fair value of approximately $118.6 million had the right to call or prepay the obligations. Of the $118.6 million, approximately $4.8 million matures in less then 1 year, $67.4 million matures in 1-5 years, $38.9 million matures in 6-10 years, and $7.5 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale during the six months ended June 30, 2025 and 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2025		At December 31, 2024
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$3,913,672	5.44%	$4,027,265	5.40%
Multi-family mortgage	1,401,262	5.18%	1,387,796	5.06%
Construction	170,612	7.21%	301,053	7.00%
Total commercial real estate loans	5,485,546	5.43%	5,716,114	5.40%
Commercial loans and leases:
Commercial	1,303,516	6.38%	1,211,714	6.47%
Equipment financing	1,216,831	8.44%	1,294,950	8.27%
Total commercial loans and leases	2,520,347	7.37%	2,506,664	7.40%
Consumer loans:
Residential mortgage	1,115,504	4.78%	1,114,732	4.69%
Home equity	397,479	7.16%	377,411	7.18%
Other consumer	63,498	6.64%	64,367	6.67%
Total consumer loans	1,576,481	5.45%	1,556,510	5.38%
Total loans and leases	$9,582,374	5.94%	$9,779,288	5.91%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $37.3 million and $37.5 million at June 30, 2025 and December 31, 2024, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(14.8) million and $(19.6) million as of June 30, 2025 and December 31, 2024, respectively.
The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 20.4% of which is in the Greater New York and New Jersey metropolitan area and 79.6% of which is in other areas in the U.S. as of June 30, 2025.
Loans and Leases Pledged as Collateral
As of June 30, 2025 and December 31, 2024, there were $3.8 billion and $3.6 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Banks did not have any outstanding FRB borrowings as of June 30, 2025 and December 31, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145
Charge-offs	(3,524)	(2,067)	(10)	(5,601)
Recoveries	—	427	47	474
Provision (credit) for loan and lease losses excluding unfunded commitments	2,640	4,753	314	7,707
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

	Three Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124
Charge-offs	(3,819)	(4,998)	(6)	(8,823)
Recoveries	—	427	9	436
Provision (credit) for loan and lease losses excluding unfunded commitments	2,496	7,540	(23)	10,013
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

	Six Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(3,524)	(11,136)	(14)	(14,674)
Recoveries	—	1,849	101	1,950
Provision (credit) for loan and lease losses excluding unfunded commitments	2,468	11,587	311	14,366
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

	Six Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(9,769)	(19)	(14,213)
Recoveries	—	719	26	745
Provision (credit) for loan and lease losses excluding unfunded commitments	5,167	12,879	(350)	17,696
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The allowance for credit losses for unfunded credit commitments was $4.6 million, and $6.0 million at June 30, 2025 and December 31, 2024, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,640	$2,496	$2,468	$5,167
Commercial	4,753	7,540	11,587	12,879
Consumer	314	(23)	311	(350)
Total provision (credit) for loan and lease losses	7,707	10,013	14,366	17,696
Unfunded commitments	(710)	(4,406)	(1,395)	(4,666)
Investment securities available-for-sale	3	(39)	15	(83)
Total provision (credit) for credit losses	$7,000	$5,568	$12,986	$12,947
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
Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property price indices, and employment measures. Scenario weighting and model parameters are reviewed for each calculation and updated to reflect facts and circumstances as of the financial statement date. The forecasts utilized at June 30, 2025 reflect the immediate and longer-term effects of a higher interest rate environment and inflationary conditions compared to recent history.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
As of June 30, 2025, management continued to apply qualitative adjustments to the CRE lifetime loss rate, C&I lifetime loss rate, and Retail lifetime loss rate models. These adjustments addressed model limitations, were based on historical loss patterns, and targeted specific risks within the certain portfolios. A general qualitative adjustment was applied to all models to account for general economic uncertainty by placing a greater probability on negative economic forecasts. Additional qualitative factors were applied to capture specific risks in several sub-segments of the portfolio determined to have potential incremental risk relative to the model’s results (e.g., office and specialty vehicle) based on recent collateral valuations and performance trends. These adjustments included both positive and negative adjustments and were applied to five different sub-segments with a total impact of $27.0 million at June 30, 2025. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses was $105.0 million as of June 30, 2025 and $107.5 million as of December 31, 2024.
The specific allowance for loan and lease losses was $21.7 million as of June 30, 2025, compared to $17.5 million as of December 31, 2024. The specific allowance increased $4.2 million during the six months ended June 30, 2025, primarily due to specific reserve increases totaling $3.7 million for equipment financing loans, $0.3 million for consumer and industrial loans, and $0.2 million for commercial real estate loans.
As of June 30, 2025, management believes the methodology for calculating the allowance is sound and the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2025.

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$87,050	$173,139	$295,852	$728,866	$704,182	$1,683,058	$28,249	$16,516	$3,716,912
OAEM	—	—	—	21,743	21,950	22,785	—	2,253	68,731
Substandard	—	22,503	3,397	38,786	7,323	56,020	—	—	128,029
Total	87,050	195,642	299,249	789,395	733,455	1,761,863	28,249	18,769	3,913,672
Current-period gross writeoffs	—	—	—	—	—	1,467	—	—	1,467
Multi-Family Mortgage
Pass	10,889	13,240	103,875	299,679	254,876	640,381	6,744	37,929	1,367,613
OAEM	—	—	—	10,969	—	—	—	—	10,969
Substandard	—	—	—	2,863	11,433	8,384	—	—	22,680
Total	10,889	13,240	103,875	313,511	266,309	648,765	6,744	37,929	1,401,262

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Current-period gross writeoffs						2,057			2,057
Construction
Pass	6,688	49,992	63,485	2,351	18,757	3,114	3,475	—	147,862
OAEM	—	—	—	22,750	—	—	—	—	22,750
Total	6,688	49,992	63,485	25,101	18,757	3,114	3,475	—	170,612
Commercial
Pass	78,811	174,096	244,218	124,451	105,483	104,780	440,246	5,705	1,277,790
OAEM	—	—	63	—	62	164	5,391	—	5,680
Substandard	—	441	991	6,840	409	1,099	10,065	181	20,026
Doubtful	—	—	4	—	—	2	—	14	20
Total	78,811	174,537	245,276	131,291	105,954	106,045	455,702	5,900	1,303,516
Current-period gross writeoffs	—	—	—	—	—	7,155	—	—	7,155
Equipment Financing
Pass	99,989	270,549	306,697	240,160	117,649	125,904	1,475	4,651	1,167,074
OAEM	—	—	—	1,289	759	—	—	—	2,048
Substandard	—	2,350	15,508	6,216	3,112	4,692	—	11,530	43,408
Doubtful	—	—	—	4,283	—	18	—	—	4,301
Total	99,989	272,899	322,205	251,948	121,520	130,614	1,475	16,181	1,216,831
Current-period gross writeoffs	—	461	1,012	1,233	345	931	—	—	3,982
Other Consumer
Pass	460	251	125	52	6	2,057	60,529	18	63,498
Total	460	251	125	52	6	2,057	60,529	18	63,498
Current-period gross writeoffs	6	—	1	—	—	6	—	—	13
Total
Pass	283,887	681,267	1,014,252	1,395,559	1,200,953	2,559,294	540,718	64,819	7,740,749
OAEM	—	—	63	56,751	22,771	22,949	5,391	2,253	110,178
Substandard	—	25,294	19,896	54,705	22,277	70,195	10,065	11,711	214,143
Doubtful	—	—	4	4,283	—	20	—	14	4,321
Total	$283,887	$706,561	$1,034,215	$1,511,298	$1,246,001	$2,652,458	$556,174	$78,797	$8,069,391
As of June 30, 2025, there were no loans categorized as definite loss.
For residential mortgage and home equity loans, the borrowers' credit scores at origination contribute as a reserve metric in the retail loss rate model.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Credit Scores
Over 700	$50,709	$111,352	$70,641	$150,896	$188,390	$388,170	$4,900	$92	$965,150
661 - 700	3,009	4,460	5,036	12,545	10,307	25,836	—	8	61,201
600 and below	115	2,055	4,530	8,785	8,767	30,612	—	—	54,864
Data not available*	9,712	354	1,522	1,649	2,254	18,798	—	—	34,289
Total	$63,545	$118,221	$81,729	$173,875	$209,718	$463,416	$4,900	$100	$1,115,504
Home Equity
Credit Scores
Over 700	$1,682	$1,572	$4,144	$3,254	$931	$6,380	$323,307	$2,897	$344,167
661 - 700	56	26	35	144	37	406	26,466	1,415	28,585
600 and below	—	92	676	67	400	405	18,260	2,246	22,146
Data not available*	2	—	15	—	—	36	2,528	—	2,581
Total	$1,740	$1,690	$4,870	$3,465	$1,368	$7,227	$370,561	$6,558	$397,479
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$119,843	$75,397	$167,352	$204,738	$110,663	$341,746	$7,936	$—	$1,027,675
661 - 700	6,444	7,330	7,734	6,915	4,622	12,583	—	—	45,628
600 and below	2,040	1,111	7,711	4,976	5,016	13,024	—	—	33,878
Data not available*	31	537	1,349	881	—	4,753	—	—	7,551
Total	$128,358	$84,375	$184,146	$217,510	$120,301	$372,106	$7,936	$—	$1,114,732
Home Equity
Credit Scores
Over 700	$1,696	$4,686	$3,492	$1,402	$529	$7,003	$316,187	$5,446	$340,441
661 - 700	166	400	21	38	—	326	18,700	505	20,156
600 and below	—	405	132	—	18	373	12,121	1,195	14,244
Data not available*	—	—	—	—	—	4	2,566	—	2,570
Total	$1,862	$5,491	$3,645	$1,440	$547	$7,706	$349,574	$7,146	$377,411
Current-period gross writeoffs	$—	$—	16	$—	$—	$—	$—	$—	16
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2025.

	At June 30, 2025
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$2,296	$653	$2,187	$5,136	$3,908,536	$3,913,672	$1,854	$987	$841
Multi-family mortgage	—	—	15,736	15,736	1,385,526	1,401,262	14,296	1,433	1,439
Construction	—	—	7,750	7,750	162,862	170,612	7,750	—	—
Total commercial real estate loans	2,296	653	25,673	28,622	5,456,924	5,485,546	23,900	2,420	2,280
Commercial loans and leases:
Commercial	466	418	9,231	10,115	1,293,401	1,303,516	831	8,687	837
Equipment financing	6,883	6,913	38,369	52,165	1,164,666	1,216,831	165	46,067	2,672
Total commercial loans and leases	7,349	7,331	47,600	62,280	2,458,067	2,520,347	996	54,754	3,509
Consumer loans:
Residential mortgage	1,222	—	1,643	2,865	1,112,639	1,115,504	—	3,572	2,233
Home equity	1,200	65	764	2,029	395,450	397,479	3	1,561	680
Other consumer	3	1	1	5	63,493	63,498	—	1	—
Total consumer loans	2,425	66	2,408	4,899	1,571,582	1,576,481	3	5,134	2,913
Total loans and leases	$12,070	$8,050	$75,681	$95,801	$9,486,573	$9,582,374	$24,899	$62,308	$8,702
The Company did not recognize any interest income on nonaccrual loans for the three and six months ended June 30, 2025.

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

	At June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,804	$17,892	$13	$21,709
Collectively evaluated	69,311	28,577	7,128	105,016
Total	$73,115	$46,469	$7,141	$126,725
Loans and Leases:
Individually evaluated	$150,569	$62,504	$3,177	$216,250
Collectively evaluated	5,334,977	2,457,843	1,573,304	9,366,124
Total	$5,485,546	$2,520,347	$1,576,481	$9,582,374

	At December 31, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$3,566	$13,967	$13	$17,546
Collectively evaluated	70,605	30,202	6,730	107,537
Total loans and leases	$74,171	$44,169	$6,743	$125,083

Loans and Leases:
Individually evaluated	$77,983	$47,819	$2,626	$128,428
Collectively evaluated	5,638,131	2,458,845	1,553,884	9,650,860
Total loans and leases	$5,716,114	$2,506,664	$1,556,510	$9,779,288

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended June 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
C&I	2	$446	0.02%	One loan was given a 12 month maturity extension to assist the borrower and another loan was given a 7 month maturity extension. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial Real Estate	1	3,815	0.07%	This loan was given principal payments deferrals for 12 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction:
C&I	2	364	0.01%	These loans were given 36 month extensions and reductions in their stated interest rates of 2.3%.
Total	5	$4,625

	Three Months Ended June 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
C&I	1	$104	—%	This loan was given a 30-month maturity extensions to assist the borrower. The financial effect was deemed "de minimis."
Significant Payment Delays:
C&I	12	$13,833	0.57%	These loans and letters of credit were given a two quarter (6 month) payment forbearance. The projected impact of the payment delay is approximately $0.1 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Combination - Maturity Extension and Significant Payment Delays:
C&I	2	$1,615	0.07%	This loan was given 6 months maturity extensions and 6 months of interest-only payments.
Combination - Maturity Extension and Interest Rate Reduction:
C&I	2	$123	0.01%	These loans were given 21 and 25 month extensions, respectively, and reductions in their stated interest rates of 7.5%.
Total	17	$15,675	0.65%

	Six Months Ended June 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
C&I	4	$1,537	0.06%	Loans were given 15, 12, 7, and 3 month maturity extensions to assist the borrowers. The financial effect was deemed "de minimis".
Significant Payment Delays:
CRE	1	3,815	0.07%	This loan was given principal payments deferrals for 12 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction:
C&I	2	$364	0.01%	These loans were given 36 month extensions, and reductions in their stated interest rates of 2.3%. The financial effect was deemed "de minimis."
Total	7	$5,716

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2024
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
C&I	2	$131	0.01%
One loan was given 30 month maturity extension to assist the borrower and the other loan was given a 2 month deferment of payments along with 13 months added to the term of the loan. The financial effect was deemed "de minimis".

Significant Payment Delays:
C&I	12	13,833	0.57%	These loans and letters of credit were given a two quarter (6 month) payment forbearance. The projected impact of the payment delay is approximately $0.1 million.
Combination - Maturity Extension and Significant Payment Delays:
C&I	2	1,615	0.07%	This loan was given 6 months maturity extensions and 6 months of interest-only payment.
Combination - Maturity Extension and Interest Rate Reduction:
C&I	2	123	0.01%	These loans were given 21 and 25 month extensions, respectively, and reductions in their stated interest rates of 7.5%.
Total	18	$15,702	0.66%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended June 30, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$4,511	130	—	—	—

	Three Months Ended June 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$14,321	$1,353	$—	$—	$—

	Six Months Ended June 30, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$4,766	130	—	837	—

	Six Months Ended June 30, 2024
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$14,349	$1,353	$—	$—	$—
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2025	At December 31, 2024
	(In Thousands)
Goodwill	$241,222	$241,222
Additions	—	—
Balance at end of period	241,222	241,222
Other intangible assets, net accumulated amortization:
Core deposits	13,511	16,372
Trade name	1,089	1,089
Total other intangible assets	14,600	17,461
Total goodwill and other intangible assets	$255,822	$258,683

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for the core deposit intangible is 4.5 years.
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2025	$2,701
Year ending:
2026	4,324
2027	3,243
2028	2,162
2029	1,081
2030	—
Thereafter	—
Total	$13,511
(7) Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2025 and 2024, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2025	$(43,981)	$(676)	$2,159	$(42,498)
Other comprehensive income (loss)	4,327	(157)	(1,956)	2,214
Reclassification adjustment for (income) expense recognized in earnings	—	397	509	906
Balance at June 30, 2025	$(39,654)	$(436)	$712	$(39,378)

	Three Months Ended June 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2024	$(58,823)	$(3,347)	$1,329	$(60,841)
Other comprehensive income (loss)	(910)	(759)	—	(1,669)
Reclassification adjustment for (income) expense recognized in earnings	—	817	—	817
Balance at June 30, 2024	$(59,733)	$(3,289)	$1,329	$(61,693)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)
Other comprehensive income (loss)	14,064	(2,115)	(1,956)	9,993
Reclassification adjustment for (income) expense recognized in earnings	—	3,002	509	3,511
Balance at June 30, 2025	$(39,654)	$(436)	$712	$(39,378)

	Six Months Ended June 30, 2024
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2023	$(52,546)	$(1,581)	$1,329	$(52,798)
Other comprehensive income (loss)	(7,187)	(3,340)	—	(10,527)
Reclassification adjustment for (income) expense recognized in earnings	—	1,632	—	1,632
Balance at June 30, 2024	$(59,733)	$(3,289)	$1,329	$(61,693)
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

At June 30, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.65	4.34%	3.39%	$(776)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2024
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$225,000	1.90	4.53%	3.39%	$(2,033)
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	135	$96,243	$129,930	$134,819	$168,517	$896,366	$1,425,875	$47,011
Pay fixed, receive variable	135	96,243	129,930	134,819	168,517	896,366	1,425,875	47,011
Risk participation-out agreements	56	2,749	29,269	41,684	60,520	296,397	430,619	553
Risk participation-in agreements	10	—	25,654	—	29,087	46,193	100,934	179

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$5,560	$—	$—	$—	$—	$5,560	$457
Sells foreign currency, buys U.S. currency	21	5,105	—	—	—	—	5,105	378

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	149	$153,724	$57,535	$237,601	$93,027	$1,131,061	$1,672,948	$95,720
Pay fixed, receive variable	149	153,724	57,535	237,601	93,027	1,131,061	1,672,948	95,720
Risk participation-out agreements	68	33,305	5,847	59,464	52,828	388,287	539,731	495
Risk participation-in agreements	10	—	22,518	3,506	25,346	50,828	102,198	137

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	26	$5,849	$—	$—	$—	$—	$5,849	$459
Sells foreign currency, buys U.S. currency	24	5,408	—	—	—	—	5,408	482

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $0.9 million in the normal course of business as of June 30, 2025 and December 31, 2024.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$27	$—	$27	$—	$—	$27
Derivatives not designated as hedging instruments:
Loan level derivatives	$62,488	$—	$62,488	$—	$35,985	$26,503
Risk participation-out agreements	553	—	553	—	—	553
Foreign exchange contracts	457	—	457	—	—	457
Total	$63,525	$—	$63,525	$—	$35,985	$27,540

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$802	$—	$802	$—	$—	$802
Derivatives not designated as hedging instruments:
Loan level derivatives	$62,488	$—	$62,488	$—	$910	$61,578
Risk participation-in agreements	179	—	179	—	—	179
Foreign exchange contracts	378	—	378	—	—	378
Total	$63,847	$—	$63,847	$—	$910	$62,937

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$18	$—	$18	$—	$—	$18
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$79,592	$23,016
Risk participation-out agreements	495	—	495	—	—	495
Foreign exchange contracts	482	—	482	—	—	482
Total	$103,603	$—	$103,603	$—	$79,592	$24,011

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,051	$—	$2,051	$—	$—	$2,051
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,608	$—	$102,608	$—	$870	$101,738
Risk participation-in agreements	137	—	137	—	—	137
Foreign exchange contracts	459	—	459	—	—	459
Total	$105,255	$—	$105,255	$—	$870	$104,385
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

	Fair Value
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(Dollars in Thousands)
Derivatives designated as hedges	$(776)	$(4,788)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(437)	$(3,290)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(1,068)	$(2,206)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation

As of June 30, 2025, the Company had one active equity plan: the 2021 Plan. As a result of the 2021 Plan having been approved by the Company's stockholders at the 2021 annual meeting of stockholders, the Company discontinued granting awards under the 2014 Plan, and no further shares will be granted as awards under the 2014 Plan.

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

During the three and six months ended June 30, 2025 and June 30, 2024, no restricted stock awards were issued, respectively.
Total expense for the Plans was $1.0 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. Total expense for the Plans was $1.9 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2025		June 30, 2024
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$22,026	$22,026	$16,372	$16,372

Denominator:
Weighted average shares outstanding	89,104,605	89,104,605	88,904,692	88,904,692
Effect of dilutive securities	—	508,176	—	317,623
Adjusted weighted average shares outstanding	89,104,605	89,612,781	88,904,692	89,222,315

EPS	$0.25	$0.25	$0.18	$0.18

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2025		June 30, 2024
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$41,126	$41,126	$31,037	$31,037

Denominator:
Weighted average shares outstanding	89,104,060	89,104,060	88,899,635	88,899,635
Effect of dilutive securities	—	486,207	—	302,277
Adjusted weighted average shares outstanding	89,104,060	89,590,267	88,899,635	89,201,912

EPS	$0.46	$0.46	$0.35	$0.35
(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2025 and June 30, 2024.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$177,685	$—	$177,685
GSE CMOs	—	54,067	—	54,067
GSE MBSs	—	141,187	—	141,187
Municipal obligations	—	3,250	15,696	18,946
Corporate debt obligations	—	9,763	2,463	12,226
U.S. Treasury bonds	—	462,073	—	462,073
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$848,525	$18,159	$866,684
Interest rate derivatives	$—	$27	$—	$27
Derivatives not designated as hedging instruments:
Loan level derivatives	—	62,488	—	62,488
Risk participation-out agreements	—	553	—	553
Foreign exchange contracts	—	457	—	457
Liabilities:
Interest rate derivatives	$—	$802	$—	$802
Derivatives not designated as hedging instruments:
Loan level derivatives	—	62,488	—	62,488
Risk participation-in agreements	—	179	—	179
Foreign exchange contracts	—	378	—	378

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$176,294	$—	$176,294
GSE CMOs	—	55,543	—	55,543
GSE MBSs	—	148,285	—	148,285
Municipal obligations	—	3,198	17,056	20,254
Corporate debt obligations	—	9,853	2,434	12,287
U.S. Treasury bonds	—	481,872	—	481,872
Foreign government obligations	—	499	—	499
Total investment securities available-for-sale	$—	$875,544	$19,490	$895,034
Interest rate derivatives	—	18	—	18
Loan level derivatives	—	102,608	—	102,608
Risk participation-out agreements	—	495	—	495
Foreign exchange contracts	—	482	—	482
Liabilities:
Interest rate derivatives	$—	$2,051	$—	$2,051
Loan level derivatives	—	102,608	—	102,608
Risk participation-in agreements	—	137	—	137
Foreign exchange contracts	—	459	—	459
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of June 30, 2025, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at June 30, 2025 and December 31, 2024, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
June 30, 2025
Assets
Municipal obligations	$15,696	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.91%	1.29%
Corporate debt obligations	2,463	Observable Bids	Bloomberg TRACE
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3)

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Six Months Ended June 30, 2025
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$17,056	$2,434
Purchases	1,359	—
Unrealized gains (losses) included in comprehensive income	(99)	17
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns (1)	(2,620)	12
Ending balance	$15,696	$2,463
_______________________________________________________________________
(1) The $12 thousand includes amortization of purchase discount which exceeded maturities, calls and paydowns during the period resulting in an increase in balance.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$17,700	$17,700
OREO	—	—	700	700
Repossessed assets	—	588	—	588
Total assets measured at fair value on a non-recurring basis	$—	$588	$18,400	$18,988

	Carrying Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$28,100	$28,100
OREO	—	—	700	700
Repossessed assets	—	403	—	403
Total assets measured at fair value on a non-recurring basis	$—	$403	$28,800	$29,203
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

	Fair Value		Valuation Technique
	At June 30, 2025	At December 31, 2024
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$17,700	$28,100	Appraisal of collateral (1)
Other real estate owned	700	700	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during the three months and six months ended June 30, 2025.

			Fair Value Measurements at June 30, 2025
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,455,649	$9,300,465	$—	$—	$9,300,465
Financial liabilities:
Certificates of deposits and brokered deposits	2,634,092	2,628,121	—	2,628,121	—
Borrowed funds	1,155,051	1,164,629	—	1,164,629	—

			Fair Value Measurements at December 31, 2024
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$9,654,205	$9,298,057	$—	$—	$9,298,057
Financial liabilities:
Certificates of deposits and brokered deposits	2,754,397	2,749,092	—	2,749,092	—
Borrowed funds	1,519,846	1,547,183	—	1,547,183	—
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
Notes to Unaudited Consolidated Financial Statements (Continued)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2025	At December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$40,672	$11,126
Commercial	111,854	144,721
Residential mortgage	24,646	14,607
Unadvanced portion of loans and leases	952,115	1,076,783
Unused lines of credit:
Home equity	807,749	780,214
Other consumer	129,642	113,838
Other commercial	429	398
Unused letters of credit:
Financial standby letters of credit	9,695	12,702
Performance standby letters of credit	28,040	24,325
Commercial and similar letters of credit	2,206	2,330
Interest rate derivatives	225,000	225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	1,425,875	1,672,948
Pay fixed, receive variable	1,425,875	1,672,948
Risk participation-out agreements	430,619	539,731
Risk participation-in agreements	100,934	102,198
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	5,560	5,849
Sells foreign currency, buys U.S. currency	5,105	5,408
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

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$4,418	$4,548

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,518	$4,629
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$246	$8,841
Operating leases liabilities	246	8,841

	At June 30, 2025	At December 31, 2024
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$42,415	$43,527
Operating lease liabilities	43,528	44,785

Weighted Average Remaining Lease Term
Operating leases	9.08	8.90

Weighted Average Discount Rate
Operating leases	3.9%	4.1%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2025
(In Thousands)

Remainder of 2025	$4,629
Year ending:
2026	8,976
2027	7,970
2028	6,421
2029	4,589
2030	2,978
Thereafter	15,370
Total	$50,933
Less imputed interest	(7,405)
Present value of lease liability	$43,528
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.2 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. Total other expenditures were $0.3 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. Total rental expense was $4.4 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. Total rental expense was $2.2 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including the impact of actual or threatened tariffs imposed by the U.S. and foreign governments, inflation, and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; failure to complete the proposed merger with Berkshire Hills Bancorp, Inc. (“Berkshire”) or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger; failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger); certain restrictions during the pendency of the proposed merger with Berkshire that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the diversion of management’s attention from ongoing business operations and opportunities; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other filings submitted to the SEC. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Introduction
Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; BankRI and its subsidiaries; PCSB Bank and its subsidiaries; and Clarendon Private.
As a commercially-focused financial institution with 64 full-service banking offices throughout Greater Boston, the north shore of Massachusetts, Rhode Island and New York, the Company, through Brookline Bank, BankRI and PCSB Bank, offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, foreign exchange services, on-line and mobile banking services, consumer and residential loans and investment advisory services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England and the Lower Hudson Valley in New York. The Banks and their subsidiaries lend primarily in all New England states and New York, with the exception of the equipment financing portfolio, 20.4% of which is in the Greater New York and New Jersey metropolitan area and 79.6% of which is in other areas in the U.S. as of June 30, 2025. Clarendon Private is a registered investment advisor with the SEC. Through Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
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
However, if both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances and an average sensitivity of deposit rates of approximately 40% to market rates, forecast that a parallel decrease in rates will have a neutral to slightly negative impact on the Company's net interest income, net interest spread, and net interest margin. Note, while our long term historical sensitivity of deposit rates approximates 40%, more recently, deposit rate sensitivity has been higher, which if it continues would have a more neutral or positive impact on the net interest income.
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
On December 16, 2024, Berkshire, Commerce Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Berkshire formed solely to facilitate the merger (“Merger Sub”) and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity, and immediately thereafter, the Company will merge with and into Berkshire, with Berkshire as the surviving entity (collectively, the “Merger”). As a result of the Merger, the separate corporate existence of the Company will cease, and Berkshire will continue as the surviving corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, each outstanding share of our common stock will be exchanged for the right to receive 0.42 shares of Berkshire common stock. Holders of Company common stock will receive cash in lieu of fractional shares of Berkshire common stock. Stockholders of both companies approved the proposed transaction on May 21, 2025. The proposed transaction is expected to close in the second half of 2025, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals.

Executive Overview
Balance Sheet
Total assets decreased $336.6 million, or 5.7% on an annualized basis, to $11.6 billion as of June 30, 2025 from $11.9 billion as of December 31, 2024. The decrease was primarily driven by decreases in loans and leases, other assets, and cash and cash equivalents. Cash, cash equivalents and available for sale investment securities decreased $65.3 million, or 9.1% on an annualized basis, to $1.37 billion as of June 30, 2025 from $1.44 billion as of December 31, 2024. This decreased the Company's on balance sheet liquidity from 12.1% of total assets as of December 31, 2024 to 11.9% of total assets as of June 30, 2025.
Total loans and leases decreased $196.9 million, or 4.0% on an annualized basis, to $9.6 billion as of June 30, 2025 from $9.8 billion as of December 31, 2024. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, totaled $8.0 billion, or 83.5% of total loans and leases as of June 30, 2025, a decrease of $216.9 million, or 5.3% on an annualized basis, from $8.2 billion, or 84.1% of total loans and leases as of December 31, 2024.
Other assets decreased $45.2 million, or 32.0% on an annualized basis, to $237.5 million as of June 30, 2025 from 282.6 million as of December 31, 2024, mainly driven by a decrease in interest rate derivative assets.
Cash and cash equivalents decreased $36.9 million, or 13.6% on an annualized basis, to $506.7 million as of June 30, 2025 from $543.7 million as of December 31, 2024.
Total deposits increased $59.6 million, or 1.3% on an annualized basis, to $9.0 billion as of June 30, 2025 from $8.9 billion as of December 31, 2024. Core deposits, which include demand checking, NOW, money market and savings accounts, totaled $6.3 billion, or 70.6% of total deposits, as of June 30, 2025, an increase of $179.9 million, or 5.9% on an annualized basis, from $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Certificate of deposit balances totaled $1.9 billion, or 21.0% of total deposits as of June 30, 2025, a decrease of $7.8 million, or 0.8% on an annualized basis, from $1.9 billion, or 21.2% of total deposits as of December 31, 2024. Brokered deposits totaled $756.4 million, or 8.4% of total deposits as of June 30, 2025, a decrease of $112.5 million, or 25.9% on an annualized basis, from $869.0 million, or 9.8% of total deposits as of December 31, 2024.
Total borrowed funds decreased $364.8 million to $1.2 billion as of June 30, 2025 from $1.5 billion as of December 31, 2024.
Asset Quality
Nonperforming assets as of June 30, 2025 totaled $63.6 million, or 0.55% of total assets, compared to $70.5 million, or 0.59% of total assets, as of December 31, 2024. Net charge-offs for the three months ended June 30, 2025 were $5.1 million, or 0.21% of average loans and leases on an annualized basis, compared to $8.4 million, or 0.35% of average loans and leases on an annualized basis, for the three months ended June 30, 2024.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.32% as of June 30, 2025, compared to 1.28% as of December 31, 2024.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 203.38% as of June 30, 2025, compared to 180.37% as of December 31, 2024.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.05% as of June 30, 2025, compared to 10.46% as of December 31, 2024. The Company's Tier 1 leverage ratio was 9.40% as of June 30, 2025, compared to 9.06% as of December 31, 2024. As of June 30, 2025, the Company's Tier 1 risk-based capital ratio was 11.15%, compared to 10.56% as of December 31, 2024. The Company's Total risk-based capital ratio was 13.03% as of June 30, 2025, compared to 12.42% as of December 31, 2024.
The Company's ratio of stockholders' equity to total assets was 10.84% and 10.26% as of June 30, 2025 and December 31, 2024, respectively. The Company's ratio of tangible stockholders' equity to tangible assets was 8.82% and 8.27% as of June 30, 2025 and December 31, 2024, respectively.
Net Income
For the three months ended June 30, 2025, the Company reported net income of $22.0 million, or $0.25 per basic and diluted share, an increase of $5.7 million, or 34.5%, from net income of $16.4 million, or $0.18 per basic and diluted share, for the three months ended June 30, 2024. This increase in net income is primarily the result of an increase in net interest income of $8.7 million and a decrease of $1.1 million in non-interest expense, partially offset by an increase in the provision for income taxes of $2.3 million and an increase in provision for credit losses on loans of $1.4 million. Refer to“Results of Operations" below for further discussion.
For the six months ended June 30, 2025, the Company reported net income of $41.1 million, or $0.46 per basic and diluted share, an increase of $10.1 million, or 32.5%, from $31.0 million, or $0.35 per basic and diluted share for the six months ended June 30, 2024. This increase in net income is primarily the result of an increase in net interest income of $12.9 million and a decrease in non-interest expense of $2.1 million, partially offset by an increase in the provision for income taxes of $3.9 million and a decrease in non-interest income of $1.1 million. Also during six month ended June 30, 2025, the company incurred $1.4 million of merger and restructuring costs compared to $0.8 million for the six months end June 2024. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 0.77% for the three months ended June 30, 2025, compared to 0.57% for the three months ended June 30, 2024. The annualized return on average stockholders' equity was 7.04% for the three months ended June 30, 2025, compared to 5.49% for the three months ended June 30, 2024.
The net interest margin was 3.32% for the three months ended June 30, 2025, up from 3.00% for the three months ended June 30, 2024. The increase in the net interest margin is a result of a decrease of 48 basis points in the Company's cost of interest-bearing liabilities to 3.17% for the three months ended June 30, 2025 from 3.65% for the three months ended June 30, 2024, partially offset by a decrease in the yield on interest-earning assets of 5 basis points to 5.74% for the three months ended June 30, 2025 from 5.79% for the three months ended June 30, 2024.
The net interest margin was 3.27% for the six months ended June 30, 2025, up from 3.03% for the six months ended June 30, 2024. The increase in the net interest margin is a result of a decrease of 38 basis points in the Company's cost of interest bearing liabilities to 3.23% for the six months ended June 30, 2025 from 3.61% for the six months ended June 30, 2024, partially offset by a decrease in the yield on interest-earning assets of 8 basis points to 5.71% for the six months ended June 30, 2025 from 5.79% for the six months ended June 30, 2024.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance the annual income tax disclosure requirements. This update is effective for annual periods beginning after December 15, 2024. Management has determined that ASU 2023-09 does apply to the Company and is currently determining the impact as of June 30, 2025.

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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in Thousands)
Reported Pretax Income	$29,594	$21,645	$55,076	$41,124
Add:
Merger and restructuring expense (1)	439	823	1,410	823
Operating Pretax Income	$30,033	22,468	56,486	41,947
Effective tax rate	25.3%	24.4%	24.8%	24.5%
Provision for income taxes	7,590	5,473	14,008	10,289
Operating earnings after tax	$22,443	$16,995	$42,478	$31,658

Operating earnings per common share:
Basic	$0.25	$0.19	$0.48	$0.36
Diluted	$0.25	$0.19	0.47	0.35
_______________________________________________________________________________

(1) For the three months and six months ended June 30, 2025, merger and restructuring expense was related to the proposed merger transaction with Berkshire expected to close by the end of the second half of 2025. For the three and six months ended June 30, 2024, merger and restructuring expense was related to a non-recurring restructuring charge due to the exit of the specialty vehicle business at Eastern Funding.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in Thousands)
Operating earnings	$22,443	$20,037	$20,686	$20,142	$16,995

Average total assets	$11,402,934	$11,543,330	$11,580,572	$11,451,338	$11,453,394
Less: Average goodwill and average identified intangible assets, net	256,508	257,941	259,496	261,188	262,859
Average tangible assets	$11,146,426	$11,285,389	$11,321,076	$11,190,150	$11,190,535

Return on average assets (annualized)	0.77%	0.66%	0.61%	0.70%	0.57%
Add:
Merger and restructuring expense	0.01%	0.03%	0.09%	—%	0.02%
Operating return on average assets (annualized)	0.78%	0.69%	0.70%	0.70%	0.59%

Return on average tangible assets (annualized)	0.79%	0.68%	0.62%	0.72%	0.59%
Add:
Merger and restructuring expense	0.01%	0.03%	0.09%	—%	0.02%
Operating return on average tangible assets (annualized)	0.80%	0.71%	0.71%	0.72%	0.61%

Average total stockholders' equity	$1,252,055	$1,235,201	$1,232,527	$1,216,037	$1,193,385
Less: Average goodwill and average identified intangible assets, net	256,508	257,941	259,496	261,188	262,859
Average tangible stockholders' equity	$995,547	$977,260	$973,031	$954,849	$930,526

Return on average stockholders' equity (annualized)	7.04%	6.19%	5.69%	6.63%	5.49%
Add:
Merger and restructuring expense	0.10%	0.24%	0.83%	—%	0.21%
Operating return on average stockholders' equity (annualized)	7.14%	6.43%	6.52%	6.63%	5.70%

Return on average tangible stockholders' equity (annualized)	8.85%	7.82%	7.21%	8.44%	7.04%
Add:
Merger and restructuring expense	0.13%	0.30%	1.06%	—%	0.27%
Operating return on average tangible stockholders' equity (annualized)	8.98%	8.12%	8.27%	8.44%	7.31%

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in Thousands)
Net income, as reported	$22,026	$19,100	$17,536	$20,142	$16,372

Average total assets	$11,402,934	$11,543,330	$11,580,572	$11,451,338	$11,453,394
Less: Average goodwill and average identified intangible assets, net	256,508	257,941	259,496	261,188	262,859
Average tangible assets	$11,146,426	$11,285,389	$11,321,076	$11,190,150	$11,190,535

Return on average tangible assets (annualized)	0.79%	0.68%	0.62%	0.72%	0.59%

Average total stockholders' equity	$1,252,055	$1,235,201	$1,232,527	$1,216,037	$1,193,385
Less: Average goodwill and average identified intangible assets, net	256,508	257,941	259,496	261,188	262,859
Average tangible stockholders' equity	$995,547	$977,260	$973,031	$954,849	$930,526

Return on average tangible stockholders' equity (annualized)	8.85%	7.82%	7.21%	8.44%	7.04%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in Thousands)
Total stockholders' equity	$1,254,171	$1,240,182	$1,221,939	$1,230,362	$1,198,480
Less: Goodwill and identified intangible assets, net	255,822	257,252	258,683	260,384	262,052
Tangible stockholders' equity	$998,349	$982,930	$963,256	$969,978	$936,428

Total assets	$11,568,745	$11,519,869	$11,905,326	$11,676,721	$11,635,292
Less: Goodwill and identified intangible assets, net	255,822	257,252	258,683	260,384	262,052
Tangible assets	$11,312,923	$11,262,617	$11,646,643	$11,416,337	$11,373,240

Tangible stockholders' equity to tangible assets	8.82%	8.73%	8.27%	8.50%	8.23%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in Thousands)
Tangible stockholders' equity	$998,349	$982,930	$963,256	$969,978	$936,428

Common shares issued	96,998,075	96,998,075	96,998,075	96,998,075	96,998,075
Less:
Treasury shares	7,039,136	7,037,610	7,019,384	7,015,843	7,373,009
Unvested restricted stock	854,334	855,860	880,248	883,789	713,443
Common shares outstanding	89,104,605	89,104,605	89,098,443	89,098,443	88,911,623

Tangible book value per share	$11.20	$11.03	$10.81	$10.89	$10.53

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in Thousands)
Dividends paid	$12,029	$12,029	$12,028	$12,028	$12,001

Net income, as reported	$22,026	$19,100	$17,536	$20,142	$16,372

Dividend payout ratio	54.61%	62.98%	68.59%	59.72%	73.30%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At June 30, 2025		At December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$3,913,672	40.8%	$4,027,265	41.1%
Multi-family mortgage	1,401,262	14.6%	1,387,796	14.2%
Construction	170,612	1.8%	301,053	3.1%
Total commercial real estate loans	5,485,546	57.2%	5,716,114	58.4%
Commercial loans and leases:
Commercial	1,303,516	13.6%	1,211,714	12.4%
Equipment financing	1,216,831	12.7%	1,294,950	13.2%
Total commercial loans and leases	2,520,347	26.3%	2,506,664	25.6%
Consumer loans:
Residential mortgage	1,115,504	11.6%	1,114,732	11.4%
Home equity	397,479	4.2%	377,411	3.9%
Other consumer	63,498	0.7%	64,367	0.7%
Total consumer loans	1,576,481	16.5%	1,556,510	16.0%
Total loans and leases	9,582,374	100.0%	9,779,288	100.0%
Allowance for loan and lease losses	(126,725)		(125,083)
Net loans and leases	$9,455,649		$9,654,205

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2025:

	At June 30, 2025	At December 31, 2024	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$5,485,546	$5,716,114	$(230,568)	(8.1)%
Commercial	2,520,347	2,506,664	13,683	1.1%
Consumer	1,576,481	1,556,510	19,971	2.6%
Total loans and leases	$9,582,374	$9,779,288	$(196,914)	(4.0)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $60.0 million unless approved by the Company's Credit Committee. As of June 30, 2025, there were five borrowers with loans and commitments over $60.0 million. The total of those loans and commitments was $335.2 million, or 2.92% of total loans and commitments, as of June 30, 2025. As of December 31, 2024, there were four borrowers with loans and commitments over

$60.0 million. The total of those loans and commitments was $267.3 million, or 2.3% of total loans and commitments, as of December 31, 2024.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 57.2% of total loans and leases outstanding as of June 30, 2025.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings ($1.3 billion), retail stores ($903.6 million), industrial properties ($788.0 million), office buildings ($713.4 million), mixed-use properties ($483.7 million), lodging services ($189.4 million), and food services ($78.1 million) as of June 30, 2025. At that date, approximately 78.3% of the commercial real estate loans outstanding were secured by properties located in New England; primarily in the Greater Boston and Greater Providence markets, with additional exposure of approximately 15.5% of the commercial real estate loans outstanding were also secured by properties in the State of New York, nearly all of which is in the Lower Hudson Valley region.

The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of June 30, 2025.

	At June 30, 2025
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	24.0%	24.0%
Retail stores	2.2%	14.3%	16.5%
Industrial properties	2.6%	11.8%	14.4%
Office buildings	1.2%	11.8%	13.0%
Mixed-use properties	0.9%	7.6%	8.5%
Lodging services	0.1%	3.3%	3.4%
Food Services	0.8%	0.6%	1.4%
Other	10.2%	8.6%	18.8%
Total	18.0%	82.0%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of June 30, 2025.

	At June 30, 2025
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	12.2%	66.0%	78.2%
New York	2.6%	12.9%	15.5%
Other	3.2%	3.1%	6.3%
Total	18.0%	82.0%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans & equipment financing loans and leases, which represented 26.3% of total loans outstanding as of June 30, 2025.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($888.3 million), food services ($339.5 million), transportation services ($241.6 million), retail ($146.5 million), manufacturing ($140.2 million), recreation services ($118.5 million), and rental and leasing services ($98.7 million) as of June 30, 2025.
The Company provides commercial banking services to companies in its market areas. Approximately 48.7% of the commercial loans outstanding as of June 30, 2025 were made to borrowers located in New England. The remaining 51.3% of the commercial loans outstanding were made to borrowers in other areas in the U.S., primarily by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of businesses. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLB indices.
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 16.5% of total loans outstanding as of June 30, 2025. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks in its urban and suburban marketplaces in the Greater Boston and Providence metropolitan areas along with the Lower Hudson Valley area of New York.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2025, other consumer loans equaled $63.5 million, or 0.7% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2025, the Company had $328.6 million of total assets that were designated as criticized. This compares to $252.7 million of assets designated as criticized as of December 31, 2024. The increase of $75.9 million in criticized assets was primarily driven by increases in commercial real estate, construction, equipment financing, and commercial relationships, partially offset by a decrease in multi-family relationships, for the six months ended June 30, 2025.
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
As of June 30, 2025, the Company had nonperforming assets of $63.6 million, representing 0.55% of total assets, compared to nonperforming assets of $70.5 million, or 0.59% of total assets as of December 31, 2024. The decrease of $6.9 million in nonperforming assets was primarily driven by decreases of $10.5 million in commercial real estate loans, $6.0 million in commercial loans, and $5.2 in multi-family loans, partially offset by increases of $14.6 million in equipment financing loans during the six months ended June 30, 2025.
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
Past Due and Accruing
As of June 30, 2025, the Company had $24.9 million loans and leases greater than 90 days past due and accruing, compared to $0.8 million loans as of December 31, 2024. The $24.1 million increase was primarily driven by loans in the process of renewal or refinancing out of the bank, of which $23.3 million is in commercial real estate loans and $1.0 million is in commercial loans, partially offset by a decrease of $0.2 million in consumer loans.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2025	At December 31, 2024
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$987	$11,525
Multi-family mortgage	1,433	6,596
Construction	—	—
Total commercial real estate loans	2,420	18,121

Commercial	8,687	14,676
Equipment financing	46,067	31,509
Total commercial loans and leases	54,754	46,185

Residential mortgage	3,572	3,999
Home equity	1,561	1,043
Other consumer	1	1
Total consumer loans	5,134	5,043

Total nonaccrual loans and leases	62,308	69,349

Other real estate owned	700	700
Other repossessed assets	588	403
Total nonperforming assets	$63,596	$70,452

Loans and leases past due greater than 90 days and accruing	$24,899	$811
Total delinquent loans and leases 61-90 days past due	8,050	6,119

Total nonperforming loans and leases as a percentage of total loans and leases	0.65%	0.71%
Total nonperforming assets as a percentage of total assets	0.55%	0.59%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.08%	0.06%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied when model output does not align with management expectations. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2025, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2025 and 2024.

	At and for the Three Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145
Charge-offs	(3,524)	(2,067)	(10)	(5,601)
Recoveries	—	427	47	474
Provision (credit) for loan and lease losses	2,640	4,753	314	7,707
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

Total loans and leases	$5,485,546	$2,520,347	$1,576,481	$9,582,374
Total allowance for loan and lease losses as a percentage of total loans and leases	1.33%	1.84%	0.45%	1.32%

	At and for the Three Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2024	$83,475	$30,417	$6,232	$120,124
Charge-offs	(3,819)	(4,998)	(6)	(8,823)
Recoveries	—	427	9	436
Provision (credit) for loan and lease losses	2,496	7,540	(23)	10,013
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

Total loans and leases	$5,782,111	$2,443,530	$1,495,496	$9,721,137
Total allowance for loan and lease losses as a percentage of total loans and leases	1.42%	1.37%	0.42%	1.25%

	At and for the Six Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(3,524)	(11,136)	(14)	(14,674)
Recoveries	—	1,849	101	1,950
Provision (credit) for loan and lease losses	2,468	11,587	311	14,366
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

Total loans and leases	$5,485,546	$2,520,347	$1,576,481	$9,582,374
Total allowance for loan and lease losses as a percentage of total loans and leases	1.33%	1.84%	0.45%	1.32%

	At and for the Six Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2023	$81,410	$29,557	$6,555	$117,522
Charge-offs	(4,425)	(9,769)	(19)	(14,213)
Recoveries	—	719	26	745
Provision (credit) for loan and lease losses	5,167	12,879	(350)	17,696
Balance at June 30, 2024	$82,152	$33,386	$6,212	$121,750

Total loans and leases	$5,782,111	$2,443,530	$1,495,496	$9,721,137
Total allowance for loan and lease losses as a percentage of total loans and leases	1.42%	1.37%	0.42%	1.25%
At June 30, 2025, the allowance for loan and lease losses increased to $126.7 million, or 1.32% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $125.1 million, or 1.28% of total loans and leases outstanding, as of December 31, 2024.
Net charge-offs on loans and leases for the three months ended June 30, 2025 and 2024 were $5.1 million and $8.4 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2025 and 2024 were 0.21% and 0.35%, respectively. The year over year decrease in net charge-offs was primarily due to decreases in net charge-offs of $2.6 million in equipment financing loans, $0.3 million in commercial loans, and $0.3 million in commercial real estate loans.
As of June 30, 2025, the Company had $95.8 million loans and leases delinquent more than 30 days, compared to $73.9 million loans as of December 31, 2024. The increase of $21.9 was primary driven by loans in the process of renewals or refinancing out of the bank and therefore did not have a material impact on the allowance for quarter end.”
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2025			At December 31, 2024
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$53,648	42.3%	40.8%	$52,638	42.0%	41.1%
Multi-family mortgage	15,283	12.1%	14.6%	15,234	12.2%	14.2%
Construction	4,184	3.3%	1.8%	6,299	5.0%	3.1%
Total commercial real estate loans	73,115	57.7%	57.2%	74,171	59.2%	58.4%
Commercial	16,344	12.9%	13.6%	15,555	12.4%	12.4%
Equipment financing	30,125	23.8%	12.7%	28,614	22.9%	13.2%
Total commercial loans	46,469	36.7%	26.3%	44,169	35.3%	25.6%
Residential mortgage	3,303	2.6%	11.6%	3,067	2.5%	11.4%
Home equity	3,021	2.4%	4.2%	2,851	2.3%	3.9%
Other consumer	817	0.6%	0.7%	825	0.7%	0.7%
Total consumer loans	7,141	5.6%	16.5%	6,743	5.5%	16.0%
Total	$126,725	100.0%	100.0%	$125,083	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of June 30, 2025 is appropriate.

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
Cash, cash equivalents, and investment securities decreased $65.3 million to $1.37 billion as of June 30, 2025, from $1.44 billion December 31, 2024. The decrease was driven by a decrease in cash and due from banks and investment securities. Cash, cash equivalents, and investment securities were 11.9% of total assets as of June 30, 2025, compared to 12.1% of total assets at December 31, 2024.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$191,885	$177,685	$195,099	$176,294
GSE CMOs	60,498	54,067	62,567	55,543
GSE MBSs	155,443	141,187	166,843	148,285
Municipal obligations	19,229	18,946	20,526	20,254
Corporate debt obligations	12,205	12,226	12,140	12,287
U.S. Treasury bonds	478,139	462,073	506,714	481,872
Foreign government obligations	500	500	500	499
Total investment securities available-for-sale	$917,899	$866,684	$964,389	$895,034

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $60.7 million for the six months ended June 30, 2025 compared to $94.9 million for the same period in 2024. For the six months ended June 30, 2025 and 2024, the Company did not sell any investment securities available-for-sale. For the six months ended June 30, 2025, the

Company purchased $11.7 million of investment securities available-for-sale, compared to $41.1 million for the same period in 2024.
As of June 30, 2025, the fair value of all investment securities available-for-sale was $866.7 million with $51.2 million of net unrealized losses, compared to a fair value of $895.0 million and net unrealized losses of $69.4 million as of December 31, 2024. As of June 30, 2025, $594.9 million, or 68.6%, of the portfolio, had gross unrealized losses of $53.5 million. This compares to $705.3 million, or 78.8%, of the portfolio with gross unrealized losses of $70.2 million as of December 31, 2024. The Company's unrealized loss position decreased in 2025 primarily driven by a decrease in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of June 30, 2025, the Company owned stock in the FHLBs with a carrying value of $44.4 million, a decrease of $16.7 million from $61.1 million as of December 31, 2024.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Banks' membership in the Federal Reserve System. As of June 30, 2025 and December 31, 2024, the Company owned stock in the Federal Reserve Banks with a carrying value of $21.9 million.
Other Stock—The Company invests in a small number of other restricted equity securities, primarily AFX. As of June 30, 2025, the Company owned stock in other restricted equity securities with a carrying value of $0.2 million, unchanged from December 31, 2024.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2025			At December 31, 2024
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$1,726,933	19.3%	—%	$1,692,394	19.0%	—%
Interest-bearing deposits:
NOW accounts	650,707	7.3%	0.62%	617,246	6.9%	0.57%
Savings accounts	1,795,761	20.0%	2.41%	1,721,247	19.3%	4.40%
Money market accounts	2,153,709	24.0%	2.61%	2,116,360	23.8%	2.58%
Certificate of deposit accounts	1,877,661	21.0%	3.79%	1,885,444	21.2%	4.30%
Brokered deposit accounts	756,431	8.4%	4.31%	868,953	9.8%	4.42%
Total interest-bearing deposits	7,234,269	80.7%	2.86%	7,209,250	81.0%	3.51%
Total deposits	$8,961,202	100.0%	2.31%	$8,901,644	100.0%	2.85%

Total deposits increased $59.6 million to $8.96 billion as of June 30, 2025, compared to $8.90 billion as of December 31, 2024. Deposits as a percentage of total assets was 77.5% and 74.8% as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, core deposits increased $179.9 million. The ratio of core deposits to total deposits increased to 70.6% as of June 30, 2025 from 69.1% as of December 31, 2024, due to increased balance in all core deposit accounts.

Certificate of deposit accounts as of June 30, 2025 and December 31, 2024 were $1.9 billion. Certificate of deposit accounts decreased as a percentage of total deposits to 21.0% as of June 30, 2025 from 21.2% as of December 31, 2024.

Brokered deposits decreased $112.5 million to $756.4 million as of June 30, 2025, compared to $869.0 million as of December 31, 2024. Brokered deposits decreased as a percentage of total deposits to 8.4% as of June 30, 2025 from 9.8% as of December 31, 2024. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2025			2024
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,654,594	18.6%	—%	$1,646,869	18.9%	—%
NOW accounts	637,786	7.2%	0.65%	659,351	7.6%	0.68%
Savings accounts	1,780,838	20.0%	2.41%	1,731,388	19.9%	2.76%
Money market accounts	2,189,373	24.6%	2.56%	2,026,780	23.1%	3.08%
Total core deposits	6,262,591	70.4%	1.64%	6,064,388	69.5%	1.88%
Certificate of deposit accounts	1,879,749	21.2%	3.93%	1,699,510	19.5%	4.43%
Brokered deposit accounts	748,205	8.4%	4.57%	958,146	11.0%	5.25%
Total deposits	$8,890,545	100.0%	2.37%	$8,722,044	100.0%	2.74%

	Six Months Ended June 30,
	2025			2024
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$1,667,489	18.8%	—%	$1,635,690	18.9%	—%
NOW accounts	633,092	7.1%	0.65%	665,632	7.7%	0.72%
Savings accounts	1,762,366	19.8%	2.39%	1,712,804	19.8%	2.73%
Money market accounts	2,188,482	24.5%	2.54%	2,051,542	23.7%	3.09%
Total core deposits	6,251,429	70.2%	1.62%	6,065,668	70.1%	1.88%
Certificate of deposit accounts	1,883,049	21.2%	4.07%	1,661,814	19.2%	4.28%
Brokered deposit accounts	757,687	8.6%	4.70%	927,465	10.7%	5.23%
Total deposits	$8,892,165	100.0%	2.39%	$8,654,947	100.0%	2.69%

As of June 30, 2025 and December 31, 2024, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At June 30, 2025		At December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	395,283	4.03%	443,944	4.63%
Over six months through 12 months	180,928	3.73%	143,238	4.22%
Over 12 months	30,295	3.90%	26,044	3.86%
Total certificates of deposit of $250,000 or more	$606,506	3.94%	$613,226	4.50%
The following table presents the Company's insured and uninsured deposit mix at the date indicated.

	At June 30, 2025
	(Dollars in Millions)
	Commercial	Consumer	Municipal	Brokered	Total	%
Insured or Collateralized	$2,386	$3,101	$245	$756	$6,488	72%
Uninsured	1,371	1,075	27	—	2,473	28%
Total	$3,757	$4,176	$272	$756	$8,961	100%
Composition	42%	47%	3%	8%	100%
As of June 30, 2025, the Company had uninsured municipal deposits requiring collateral of $92.0 million, included in Insured or Collateralized in the table above, which are covered by specific collateral and FHLB letters of credit. The remaining deposits, included in Insured or Collateralized in the table above, are insured with the FDIC or via reciprocal products.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$1,034,865	$1,237,603	$1,098,736	$1,289,700
Maximum amount outstanding at any month-end during the period	1,155,051	1,429,462	1,192,874	1,429,462
Balance outstanding at end of period	1,155,051	1,429,462	1,155,051	1,429,462
Weighted average interest rate for the period	4.86%	5.00%	4.91%	5.00%
Weighted average interest rate at end of period	4.77%	5.12%	4.77%	5.12%
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
FHLB borrowings decreased $421.3 million to $0.9 billion as of June 30, 2025 with a total capacity of $2.8 billion. As of December 31, 2024, FHLB borrowings stood at $1.4 billion.

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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2025	December 31, 2024
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	September 26, 2025	$4,928	$4,920
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	September 17, 2025	4,891	4,880
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	September 16, 2025	74,578	74,528
			Total	$84,397	$84,328
The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.4 million of capitalized debt issuance costs as of June 30, 2025. This compares to $0.2 million of accretion adjustments and $0.5 million of capitalized debt issuance costs as of December 31, 2024.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
The Company has access to a $30.0 million committed line of credit as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company did not have any borrowings on this committed line of credit.
As of June 30, 2025, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of June 30, 2025, the Company had $100.0 million borrowings on outstanding uncommitted lines of credit. This compares to no borrowings on outstanding uncommitted lines of credit as of December 31, 2024.
As of June 30, 2025, the Company had $36.0 million in interest-bearing cash received on collateral from dealer counterparties. This compares to $79.6 million outstanding as of December 31, 2024. This cash collateralizes the fair value of the dealer side of derivative transactions.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2025 and December 31, 2024:

	At June 30, 2025	At December 31, 2024
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$225,000	$225,000
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$1,425,875	$1,672,948
Pay fixed, receive variable	1,425,875	1,672,948
Risk participation-out agreements	430,619	539,731
Risk participation-in agreements	100,934	102,198
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$5,560	$5,849
Sells foreign currency, buys U.S. currency	5,105	5,408
Fixed weighted average interest rate from the Company to counterparty	3.04%	3.03%
Floating weighted average interest rate from counterparty to the Company	4.61%	4.81%
Weighted average remaining term to maturity (in months)	67	68
Fair value:
Recognized as an asset:
Interest rate derivatives	$27	$18
Loan level derivatives	62,488	102,608
Risk participation-out agreements	553	495
Foreign exchange contracts	457	482
Recognized as a liability:
Interest rate derivatives	$802	$2,051
Loan level derivatives	62,488	102,608
Risk participation-in agreements	179	137
Foreign exchange contracts	378	459
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $1,254.2 million as of June 30, 2025 representing a $32.2 million increase compared to $1,221.9 million at December 31, 2024. The increase for the six months ended June 30, 2025, primarily reflects net income of $41.1 million and unrealized gain on securities available-for-sale of $14.1 million included in comprehensive income, partially offset by dividends paid by the Company of $24 million.
Stockholders' equity represented 10.84% of total assets as of June 30, 2025 and 10.26% of total assets as of December 31, 2024. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.82% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2025 and 8.27% as of December 31, 2024.
The dividend payout ratio was 54.61% for the three months ended June 30, 2025, compared to 73.30% for the same period in 2024.

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
Net Interest Income
Net interest income increased $8.7 million to $88.7 million for the three months ended June 30, 2025 from $80.0 million for the three months ended June 30, 2024. This increase reflects a $10.0 million decrease in interest expense on deposits and borrowings, which is reflective of the current interest rate environment and a reduction in wholesale borrowings, along with a $0.4 million increase in interest income in investment securities, partially offset by a $1.7 million decrease in interest income on loans and leases. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2025 and June 30, 2024 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2025 and June 30, 2024 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest income increased $12.9 million to $174.5 million for the six months ended June 30, 2025 from $161.6 million for the six months ended June 30, 2024. This overall increase reflects a $3.6 million decrease in interest income on loans and leases and a $0.6 million increase in interest income on investment securities, offset by a $15.9 million decrease in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current interest rate environment. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2025 and June 30, 2024 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2025 and June 30, 2024 — Interest Expense Deposit and Borrowed Funds” below for more details.
Net interest margin increased 32 basis points to 3.32% for the three months ended June 30, 2025 from 3.00% for the three months ended June 30, 2024. The Company's weighted average interest rate on loans decreased to 6.01% for the three months ended June 30, 2025 from 6.02% for the three months ended June 30, 2024.
Net interest margin increased 24 basis points to 3.27% for the six months ended June 30, 2025 from 3.03% for the six months ended June 30, 2024. The Company's weighted average interest rate on loans decreased to 5.96% for the six months ended June 30, 2025 from 6.03% for the six months ended June 30, 2024.
The yield on interest-earning assets decreased to 5.74% for the three months ended June 30, 2025 from 5.79% for the three months ended June 30, 2024. The decrease is the result of lower yields on investments as well as loans and leases. During the three months ended June 30, 2025, the Company recorded $0.8 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $0.6 million, or 2 basis points, for the three months ended June 30, 2024.

The yield on interest-earning assets decreased to 5.71% for the six months ended June 30, 2025 from 5.79% for the six months ended June 30, 2024. This decrease is the result of lower yields on investments as well as loans and leases. During the six months ended June 30, 2025, the Company recorded $1.5 million in prepayment penalties and late charges, which contributed 3 basis points to yields on interest-earning assets, compared to $1.3 million in prepayment penalties and late charges, which contributed 2 basis points to yields on interest-earning assets in the six months ended June 30, 2024.
The cost of interest-bearing liabilities decreased 48 basis points to 3.17% for the three months ended June 30, 2025 from 3.65% for the three months ended June 30, 2024. The cost of interest-bearing liabilities decreased 38 basis points to 3.23% for the six months ended June 30, 2025 from 3.61% for the six months ended June 30, 2024. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. With the market's expectation for additional Federal Reserve rate cuts in the second half of 2025 and with the Treasury yield curve becoming more inverted since the prior quarter end, management anticipates that the net interest margin will be stable in the near term.
If the Federal Reserve cuts rates in the coming quarters, the net interest income and the net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2025 and June 30, 2024. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$874,212	$6,752	3.09%	$846,469	$6,510	3.08%
Restricted equity securities	65,724	1,062	6.46%	71,696	1,375	7.67%
Short-term investments	215,982	2,386	4.42%	143,800	1,914	5.33%
Total investments	1,155,918	10,200	3.53%	1,061,965	9,799	3.69%
Commercial real estate loans (2)	5,533,208	77,136	5.51%	5,754,901	81,565	5.61%
Commercial loans (2)	1,286,908	20,757	6.38%	1,069,154	17,672	6.54%
Equipment financing (2)	1,240,128	25,069	8.09%	1,374,217	26,255	7.64%
Consumer loans (2)	1,556,254	21,437	5.51%	1,488,587	20,291	5.46%
Total loans and leases	9,616,498	144,399	6.01%	9,686,859	145,783	6.02%
Total interest-earning assets	10,772,416	154,599	5.74%	10,748,824	155,582	5.79%
Allowance for loan and lease losses	(124,266)			(120,644)
Non-interest-earning assets	754,784			825,214
Total assets	$11,402,934			$11,453,394
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$637,786	1,034	0.65%	$659,351	1,111	0.68%
Savings accounts	1,780,838	10,692	2.41%	1,731,388	11,874	2.76%
Money market accounts	2,189,373	13,990	2.56%	2,026,780	15,520	3.08%
Certificate of deposit accounts	1,879,749	18,437	3.93%	1,699,510	18,717	4.43%
Brokered deposit accounts	748,205	8,529	4.57%	958,146	12,499	5.25%
Total interest-bearing deposits (3)	7,235,951	52,682	2.92%	7,075,175	59,721	3.39%
Advances from the FHLB	904,399	10,422	4.56%	1,049,609	12,894	4.86%
Subordinated debentures and notes	84,380	1,718	8.14%	84,241	1,375	6.53%
Other borrowed funds	46,086	565	4.93%	103,753	1,364	5.29%
Total borrowed funds	1,034,865	12,705	4.86%	1,237,603	15,633	5.00%
Total interest-bearing liabilities	8,270,816	65,387	3.17%	8,312,778	75,354	3.65%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,654,594			1,646,869
Other non-interest-bearing liabilities	225,469			300,362
Total liabilities	10,150,879			10,260,009
Total stockholders' equity	1,252,055			1,193,385
Total liabilities and stockholders' equity	$11,402,934			$11,453,394
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		89,212	2.57%		80,228	2.14%
Less adjustment of tax-exempt income		527			227
Net interest income		$88,685			$80,001
Net interest margin (5)			3.32%			3.00%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.38% and 2.75% in the three months ended June 30, 2025 and June 30, 2024, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$881,522	$13,566	3.08%	$869,848	$13,437	3.09%
Marketable and restricted equity securities	67,743	2,266	6.69%	74,015	2,868	7.75%
Short-term investments	209,503	4,837	4.62%	137,284	3,738	5.45%
Total investments	1,158,768	20,669	3.57%	1,081,147	20,043	3.71%
Commercial real estate loans (2)	5,591,973	154,379	5.49%	5,758,318	162,614	5.59%
Commercial loans (2)	1,262,130	40,455	6.38%	1,047,810	35,179	6.64%
Equipment financing (2)	1,260,663	51,034	8.10%	1,374,322	53,150	7.73%
Consumer loans (2)	1,552,633	42,298	5.46%	1,485,702	40,269	5.43%
Total loans and leases	9,667,399	288,166	5.96%	9,666,152	291,212	6.03%
Total interest-earning assets	10,826,167	308,835	5.71%	10,747,299	311,255	5.79%
Allowance for loan and lease losses	(124,401)			(118,402)
Non-interest-earning assets	770,978			802,745
Total assets	$11,472,744			$11,431,642
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$633,092	2,039	0.65%	$665,632	2,372	0.72%
Savings accounts	1,762,366	20,865	2.39%	1,712,804	23,226	2.73%
Money market accounts	2,188,482	27,577	2.54%	2,051,542	31,474	3.09%
Certificate of deposit accounts	1,883,049	38,030	4.07%	1,661,814	35,389	4.28%
Brokered deposit accounts	757,687	17,649	4.70%	927,465	24,144	5.23%
Total interest-bearing deposits (3)	7,224,676	106,160	2.96%	7,019,257	116,605	3.34%
Advances from the FHLBB	955,669	22,269	4.63%	1,107,071	27,527	4.92%
Subordinated debentures and notes	84,363	3,419	8.11%	84,223	2,752	6.54%
Other borrowed funds	58,704	1,437	4.94%	98,406	2,341	4.78%
Total borrowed funds	1,098,736	27,125	4.91%	1,289,700	32,620	5.00%
Total interest-bearing liabilities	8,323,412	133,285	3.23%	8,308,957	149,225	3.61%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	1,667,489			1,635,690
Other non-interest-bearing liabilities	238,169			289,351
Total liabilities	10,229,070			10,233,998
Total stockholders' equity	1,243,674			1,197,644
Total liabilities and stockholders' equity	$11,472,744			$11,431,642
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		175,550	2.48%		162,030	2.18%
Less adjustment of tax-exempt income		1,035			441
Net interest income		$174,515			$161,589
Net interest margin (5)			3.27%			3.03%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.41% and 2.71% in the six months ended June 30, 2025 and June 30, 2024, respectively.
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

	Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$220	$22	$242	$173	$(44)	$129
Marketable and restricted equity securities	(108)	(205)	(313)	(230)	(372)	(602)
Short-term investments	839	(367)	472	1,729	(630)	1,099
Total investments	951	(550)	401	1,672	(1,046)	626
Loans and leases:
Commercial real estate loans	(3,028)	(1,401)	(4,429)	(5,086)	(3,149)	(8,235)
Commercial loans and leases	3,516	(431)	3,085	6,696	(1,420)	5,276
Equipment financing	(2,662)	1,476	(1,186)	(4,535)	2,419	(2,116)
Consumer loans	1,119	27	1,146	2,132	(103)	2,029
Total loans	(1,055)	(329)	(1,384)	(793)	(2,253)	(3,046)
Total change in interest and dividend income	(104)	(879)	(983)	879	(3,299)	(2,420)
Interest expense:
Deposits:
NOW accounts	(33)	(44)	(77)	(111)	(222)	(333)
Savings accounts	338	(1,520)	(1,182)	644	(3,005)	(2,361)
Money market accounts	1,200	(2,730)	(1,530)	1,989	(5,886)	(3,897)
Certificate of deposit accounts	1,917	(2,197)	(280)	4,459	(1,818)	2,641
Brokered deposit accounts	(2,495)	(1,475)	(3,970)	(4,181)	(2,314)	(6,495)
Total deposits	927	(7,966)	(7,039)	2,800	(13,245)	(10,445)
Borrowed funds:
Advances from the FHLB	(1,709)	(763)	(2,472)	(3,674)	(1,584)	(5,258)
Subordinated debentures and notes	2	341	343	5	662	667
Other borrowed funds	(712)	(87)	(799)	(979)	75	(904)
Total borrowed funds	(2,419)	(509)	(2,928)	(4,648)	(847)	(5,495)
Total change in interest expense	(1,492)	(8,475)	(9,967)	(1,848)	(14,092)	(15,940)
Change in tax-exempt income	300	—	300	594	—	594
Change in net interest income	$1,088	$7,596	$8,684	$2,133	$10,793	$12,926

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$77,033	$81,565	$(4,532)	(5.6)%	$154,171	$162,614	$(8,443)	(5.2)%
Commercial loans	20,393	17,474	2,919	16.7%	39,738	34,817	4,921	14.1%
Equipment financing	25,069	26,254	(1,185)	(4.5)%	51,034	53,150	(2,116)	(4.0)%
Residential mortgage loans	13,769	12,603	1,166	9.3%	27,191	24,918	2,273	9.1%
Other consumer loans	7,669	7,689	(20)	(0.3)%	15,108	15,351	(243)	(1.6)%
Total interest income—loans and leases (1)	$143,933	$145,585	$(1,652)	(1.1)%	$287,242	$290,850	$(3,608)	(1.2)%
_________________________________________________________________________
(1) Change in tax-exempt income of $268 thousand and $562 thousand is excluded from the three and six months ended tables above.

Total interest income from loans and leases was $143.9 million for the three months ended June 30, 2025, and represented a yield on total loans of 6.01%. This compares to $145.6 million of interest on loans and a yield of 6.02% for the three months ended June 30, 2024. The $1.7 million decrease in interest income from loans and leases was primarily due to a decrease of $1.1 million in the portfolio composition in origination volume, in addition to $0.3 million decreases in both changes to interest rates and the change of tax-exempt income.
Total interest income from loans and leases was $287.2 million for the six months ended June 30, 2025, and represented a yield on total loans of 5.96%. This compares to $290.9 million of interest on loans and a yield of 6.03% for the six months ended June 30, 2024. The $3.6 million decrease in interest income from loans and leases was primarily attributable to a decrease of $2.3 million in changes to interest rates, a decrease of $0.8 million in the portfolio composition in origination volume and a decrease of $0.6 million in the change of tax-exempt income.

Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$6,691	$6,480	$211	3.3%	$13,456	$13,358	$98	0.7%
Restricted equity securities	1,062	1,376	(314)	(22.8)%	2,265	2,868	(603)	(21.0)%
Short-term investments	2,386	1,914	472	24.7%	4,837	3,738	1,099	29.4%
Total interest income—investments (1)	$10,139	$9,770	$369	3.8%	$20,558	$19,964	$594	3.0%
_________________________________________________________________________
(1) Change in tax-exempt income of $32 thousand $32 thousand and is excluded from the three and six months ended tables above.
Total interest income from investments was $10.1 million for the three months ended June 30, 2025, compared to $9.8 million for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, the yield on total investments was 3.5% and 3.7%, respectively. The year over year increase in interest income on investments of $0.4 million, or 3.8%, was primarily driven by a $1.0 million increase due to volume and a $0.6 million decrease due to rates.
Total investment income was $20.6 million and $20.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively. For the six months ended June 30, 2025 and 2024, the yield on total investments was 3.6% and 3.7%, respectively. The year over year increase in interest income on investments of $0.6 million, or 3.0%, was primarily driven by a $1.7 million increase due to volume and a $1.1 million decrease due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$1,034	$1,111	$(77)	(6.9)%	$2,039	$2,372	$(333)	(14.0)%
Savings accounts	10,692	11,874	(1,182)	(10.0)%	20,865	23,226	(2,361)	(10.2)%
Money market accounts	13,990	15,520	(1,530)	(9.9)%	27,577	31,474	(3,897)	(12.4)%
Certificate of deposit accounts	18,437	18,717	(280)	(1.5)%	38,030	35,389	2,641	7.5%
Brokered deposit accounts	8,529	12,499	(3,970)	(31.8)%	17,649	24,144	(6,495)	(26.9)%
Total interest expense - deposits	52,682	59,721	(7,039)	(11.8)%	106,160	116,605	(10,445)	(9.0)%
Borrowed funds:
Advances from the FHLB	10,422	12,894	(2,472)	(19.2)%	22,269	27,527	(5,258)	(19.1)%
Subordinated debentures and notes	1,718	1,375	343	24.9%	3,419	2,752	667	24.2%
Other borrowed funds	565	1,364	(799)	(58.6)%	1,437	2,341	(904)	(38.6)%
Total interest expense - borrowed funds	12,705	15,633	(2,928)	(18.7)%	27,125	32,620	(5,495)	(16.8)%
Total interest expense	$65,387	$75,354	$(9,967)	(13.2)%	$133,285	$149,225	$(15,940)	(10.7)%
Deposits
For the three months ended June 30, 2025, interest expense on deposits decreased $7.0 million, or 11.8%, compared to the same period in 2024. The decrease in interest expense on deposits was driven by a decrease of $8.0 million due to lower interest rates offset by an increase of $0.9 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposits balances. For the three months ended June 30, 2025, the purchase accounting amortization on acquired deposits was $112 thousand and zero basis points, compared to $236.0 thousand and one basis point for the same period in 2024.
Interest expense on deposits decreased $10.4 million, or 9.0%, to $106.2 million for the six months ended June 30, 2025 from $116.6 million for the six months ended June 30, 2024. The decrease in interest expense on deposits was driven by a $13.2 million decrease due to lower interest rates offset by an increase of $2.8 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposit balances. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2025 was $224.0 thousand and zero basis point, compared to $565.0 thousand and one basis point for the same period in 2024.
Borrowed Funds
For the three months ended June 30, 2025, interest expense on borrowed funds decreased $2.9 million, or 18.7% year over year. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $2.4 million due to volume and a decrease of $0.5 million due to borrowing rates which decreased to 4.86% for the three months ended June 30, 2025 from 5.00% for the three months ended June 30, 2024. For the three months ended June 30, 2025, the purchase accounting amortization on acquired borrowed funds was $9.0 thousand, compared to $10.0 thousand for the same period in 2024.
During the six months ended June 30, 2025, interest expense on borrowed funds decreased $5.5 million, or 16.8% year over year. The cost of borrowed funds decreased to 4.91% for the six months ended June 30, 2025 from 5.00% for the six months ended June 30, 2024. The decrease in interest expense was primarily driven by a decrease of $4.6 million due to volume and a decrease of $0.8 million due to borrowing rates. For the six months ended June 30, 2025, purchase accounting amortization was $18.0 thousand on acquired borrowed funds, compared to amortization of $136.0 thousand for the six months ended June 30, 2024.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
	2025	2024			2025		2024
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,640	$2,496	$144	5.8%	$2,468		$5,167	$(2,699)	(52.2)%
Commercial	4,753	7,540	(2,787)	(37.0)%	11,587		12,879	(1,292)	(10.0)%
Consumer	314	(23)	337	(1,465.2)%	311		(350)	661	(188.9)%
Total provision (credit) for loan and lease losses	7,707	10,013	(2,306)	(23.0)%	14,366		17,696	(3,330)	(18.8)%
Unfunded credit commitments	(710)	(4,406)	3,696	(83.9)%	(1,395)		(4,666)	3,271	(70.1)%
Investment securities available-for-sale	3	(39)	42	(107.7)%	15		(83)	98	(118.1)%
Total provision (credit) for credit losses	$7,000	$5,568	$1,432	25.7%	$12,986	$—	$12,947	$39	0.3%

For the three months ended June 30, 2025, the provision for credit losses increased by $1.4 million to $7.0 million, compared to a provision for credit losses of $5.6 million for the three months ended June 30, 2024. The increase in the provision for credit losses for the three months ended June 30, 2025 is primarily driven by an increase in specific reserves on nonperforming credits and a reduction in loan and commitment balances.
For the six months ended June 30, 2025 and June 30, 2024, the provision for credit and investment losses was relatively consistent at $13.0 million and $12.9 million, respectively.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Deposit fees	$2,472	$3,001	$(529)	(17.6)%	$4,833	$5,898	$(1,065)	(18.1)%
Loan fees	472	702	(230)	(32.8)%	865	1,491	(626)	(42.0)%
Loan level derivative income, net	(4)	106	(110)	(103.8)%	66	543	(477)	(87.8)%
Gain on sales of loans and leases held-for-sale	264	130	134	103.1%	288	130	158	121.5%
Other	2,766	2,457	309	12.6%	5,578	4,618	960	20.8%
Total non-interest income	$5,970	$6,396	$(426)	(6.7)%	$11,630	$12,680	$(1,050)	(8.3)%

Deposit fees decreased $0.5 million, or 17.6%, to $2.5 million for the three months ended June 30, 2025, compared to $3.0 million for the same period in 2024, and decreased $1.1 million, or 18.1%, to $4.8 million for the six months ended June 30, 2025, compared to $5.9 million for the same period in 2024, primarily driven by lower debit card income, partially offset by higher service charges.
Loan fees decreased $0.2 million, or 32.8%, to $0.5 million for the three months ended June 30, 2025, compared to $0.7 million for the same period in 2024, and decreased $0.6 million, or 42.0%, to $0.9 million for the six months ended June 30, 2025, compared to $1.5 million for the same period in 2024, primarily driven by lower commitment fees.
Loan level derivative income decreased $0.1 million, or 103.8%, to $0.0 million for the three months ended June 30, 2025, compared to $0.1 million for the same period in 2024, as there were no loan level derivative transactions completed for the three months ended June 30, 2025, and decreased $0.5 million, or 87.8%, to $0.1 million for the six months ended June 30, 2025 from $0.5 million for the same period in 2024, primarily driven by lower volume in loan level derivative transactions completed for the six months ended June 30, 2025.
Other income increased $0.3 million, or 12.6%, to $2.8 million for the three months ended June 30, 2025 from $2.5 million for the same period in 2024, primarily driven by higher insurance commissions, higher miscellaneous income, higher foreign exchange wire income, and the mark to market on interest rate swaps on participated loans. Other income increased $1.0 million, or 20.8%, to $5.6 million for the six months ended June 30, 2025 from $4.6 million for the same period in 2024, primarily driven by the mark to market on interest rate swaps on participated loans, higher miscellaneous income, higher foreign exchange wire income, and higher insurance commissions.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Compensation and employee benefits	$35,147	$34,762	$385	1.1%	$71,000	$71,391	$(391)	(0.5)%
Occupancy	5,349	5,551	(202)	(3.6)%	11,070	11,320	(250)	(2.2)%
Equipment and data processing	6,841	6,732	109	1.6%	13,853	13,763	90	0.7%
Professional services	1,471	1,745	(274)	(15.7)%	3,197	3,645	(448)	(12.3)%
FDIC insurance	1,880	2,025	(145)	(7.2)%	3,917	3,909	8	0.2%
Advertising and marketing	1,371	1,504	(133)	(8.8)%	2,239	3,078	(839)	(27.3)%
Amortization of identified intangible assets	1,431	1,669	(238)	(14.3)%	2,861	3,377	(516)	(15.3)%
Merger and restructuring expense	439	823	(384)	(46.7)%	1,410	823	587	71.3%
Other	4,132	4,373	(241)	(5.5)%	8,536	8,892	(356)	(4.0)%
Total non-interest expense	$58,061	$59,184	$(1,123)	(1.9)%	$118,083	$120,198	$(2,115)	(1.8)%
Merger and restructuring expense decreased $0.4 million, or 46.7%, to $0.4 million for the three months ended June 30, 2025, compared to $0.8 million for the same period in 2024, and increased $0.6 million, or 71.3%, to $1.4 million for the six months ended June 30, 2025, compared to $0.8 million for the same period in 2024. Excluding merger and restructuring expense, non-interest expense decreased $0.7 million to $57.6 million for the three months ended June 30, 2025, compared to $58.4 million for the same period in 2024, and decreased $2.7 million to $116.7 million for the six months ended June 30, 2025, compared to $119.4 million for the same period in 2024.
Professional services expense decreased $0.3 million, or 15.7%, to $1.5 million for the three months ended June 30, 2025, compared to $1.7 million for the same period in 2024, and decreased $0.4 million, or 12.3%, to $3.2 million for the six months ended June 30, 2025 from $3.6 million for the same period in 2024, primarily driven by lower legal and internal audit expenses.
Advertising and marketing expense decreased $0.1 million, or 8.8%, to $1.4 million for the three months ended June 30, 2025 from $1.5 million for the same period in 2024, and decreased $0.8 million, or 27.3%, to $2.2 million for the six months ended June 30, 2025 from $3.1 million for the same period in 2024, primarily driven by lower overall spending on advertising and marketing.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024			2025	2024
	(Dollars in Thousands)
Income before provision for income taxes	$29,594	$21,645	$7,949	36.7%	$55,076	$41,124	$13,952	33.9%
Provision (benefit) for income taxes	7,568	5,273	2,295	43.5%	13,950	10,087	3,863	38.3%
Net income	$22,026	$16,372	$5,654	34.5%	$41,126	$31,037	$10,089	32.5%
Effective tax rate	25.6%	24.4%	N/A	4.9%	25.3%	24.5%	N/A	3.3%
The Company recorded an income tax expense of $7.6 million for the three months ended June 30, 2025, compared to an income tax expense of $5.3 million for the three months ended June 30, 2024, representing effective tax rates of 25.6% and 24.4%, respectively. The increase in effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by an increase in merger expenses in the 2025 effective rate.
The Company recorded an income tax expense of $14.0 million for the six months ended June 30, 2025, compared to an income tax expense of $10.1 million for the six months ended June 30, 2024, representing effective tax rates of 25.3% and 24.5%, respectively. The overall increase in the effective tax rate for the six months ended June 30, 2025 is primarily driven by an increase in merger expenses in the 2025 effective rate.
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
The Company held higher levels of on balance sheet liquidity in the form of cash and available for sale securities in the second quarter. Cash and equivalents at the end of the quarter were $506.7 million, or 4.4% of the balance sheet, compared to $543.7 million, or 4.6% of the balance sheet, as of December 31, 2024. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and 12% of total assets. As of June 30, 2025, cash, cash equivalents and investment securities available-for-sale totaled $1.4 billion, or 11.9% of total assets. This compares to $1.4 billion, or 12.1% of total assets, as of December 31, 2024.
Deposits, which are considered the most stable source of liquidity, totaled $9.0 billion as of June 30, 2025 and represented 88.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $8.9 billion, or 85.4% of total funding, as of December 31, 2024. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $6.3 billion as of June 30, 2025 and represented 70.6% of total deposits, compared to core deposits of $6.1 billion, or 69.1% of total deposits, as of December 31, 2024. Additionally, the Company had $756.4 million of brokered deposits as of June 30, 2025, which represented 8.4% of total deposits, compared to $869.0 million or 9.8% of total deposits, as of December 31, 2024. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.2 billion as of June 30, 2025, representing 11.4% of total funding, compared to $1.5 billion, or 14.6% of total funding, as of December 31, 2024. The growth in the balance sheet is driven by the current operating environment, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.

As members of the FHLB, the Banks have access to both short- and long-term borrowings. As of June 30, 2025, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $2.8 billion, compared to $2.8 billion as of December 31, 2024.
As of June 30, 2025, the Banks also have access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of June 30, 2025, the Company had $100.0 million in outstanding balances for uncommitted lines of credit. As of December 31, 2024, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company had a $30.0 million committed line of credit for contingent liquidity as of June 30, 2025. As of June 30, 2025, the Company did not have any outstanding borrowings on this line.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $396.3 million of borrowing capacity at the FRB as of June 30, 2025. As of June 30, 2025, the Company did not have any outstanding borrowings with the FRB.
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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2025	At December 31, 2024
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$40,672	$11,126
Commercial	111,854	144,721
Residential mortgage	24,646	14,607
Unadvanced portion of loans and leases	952,115	1,076,783
Unused lines of credit:
Home equity	807,749	780,214
Other consumer	129,642	113,838
Other commercial	429	398
Unused letters of credit:
Financial standby letters of credit	9,695	12,702
Performance standby letters of credit	28,040	24,325
Commercial and similar letters of credit	2,206	2,330
Interest rate derivatives	$225,000	$225,000
Loan level derivatives:
Receive fixed, pay variable	1,425,875	1,672,948
Pay fixed, receive variable	1,425,875	1,672,948
Risk participation-out agreements	430,619	539,731
Risk participation-in agreements	100,934	102,198
Foreign exchange contracts:
Buys foreign currency, sells U.S. currency	5,560	5,849
Sells foreign currency, buys U.S. currency	5,105	5,408

Capital Resources
As of June 30, 2025, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Banks are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2025, the Company and the Banks exceeded all regulatory capital requirements, and the Banks were each considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2025 for the Company and the Banks.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2025:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio (1)	$1,043,294	11.05%	$424,871	4.50%	$660,910	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	1,053,113	9.40%	448,133	4.00%	448,133	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	1,053,113	11.15%	566,698	6.00%	802,822	8.50%	N/A	N/A
Total risk-based capital ratio (4)	1,230,994	13.03%	755,791	8.00%	991,975	10.50%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio (1)	$587,326	11.04%	$239,399	4.50%	$372,399	7.00%	$345,799	6.50%
Tier 1 leverage capital ratio (2)	587,326	9.57%	245,486	4.00%	245,486	4.00%	306,858	5.00%
Tier 1 risk-based capital ratio (3)	587,326	11.04%	319,199	6.00%	452,198	8.50%	425,599	8.00%
Total risk-based capital ratio (4)	654,096	12.30%	425,428	8.00%	558,375	10.50%	531,785	10.00%
BankRI
Common equity Tier 1 capital ratio (1)	$304,310	10.95%	$125,059	4.50%	$194,536	7.00%	$180,641	6.50%
Tier 1 leverage capital ratio (2)	304,310	9.14%	133,177	4.00%	133,177	4.00%	166,472	5.00%
Tier 1 risk-based capital ratio (3)	304,310	10.95%	166,745	6.00%	236,222	8.50%	222,327	8.00%
Total risk-based capital ratio (4)	330,354	11.89%	222,274	8.00%	291,734	10.50%	277,842	10.00%
PCSB Bank
Common equity Tier 1 capital ratio (1)	$203,899	14.60%	$62,846	4.50%	$97,760	7.00%	$90,777	6.50%
Tier 1 leverage capital ratio (2)	203,899	10.21%	79,882	4.00%	79,882	4.00%	99,853	5.00%
Tier 1 risk-based capital ratio (3)	203,899	14.60%	83,794	6.00%	118,708	8.50%	111,725	8.00%
Total risk-based capital ratio (4)	220,639	15.80%	111,716	8.00%	146,627	10.50%	139,645	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2025.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2025, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2025		December 31, 2024
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$(3,870)	(1.0)%	$14,574	3.9%
Up 200 basis points ramp	4,009	1.1%	7,911	2.1%
Up 100 basis points ramp	2,453	0.7%	4,431	1.2%
Down 100 basis points ramp	(727)	(0.2)%	(3,537)	(1.0)%
Down 200 basis points ramp	(3,374)	(0.9)%	(8,900)	(2.4)%
Down 400 basis points shock	(7,468)	(2.0)%	(34,637)	(9.3)%
Asset sensitivity decreased at June 30, 2025 when compared to December 31, 2024 due to a decrease in cash equivalents and an increase in overall deposit beta assumptions. The estimated impact of a 400 basis point instantaneous increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (1.0)% as of June 30, 2025, compared to 3.9% as of December 31, 2024. The estimated impact of a 400 basis point instantaneous decrease in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (2.0)% as of June 30, 2025, compared to (9.3)% as of December 31, 2024.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of June 30, 2025, the Company’s one-year cumulative gap was a negative $646.6 million, or 5.95% of total interest-earning assets, compared to a negative $1.0 billion, or 9.31% of total interest-earning assets, as of December 31, 2024.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2025	At December 31, 2024
Up 300 basis points	(5.5)%	(5.5)%
Up 200 basis points	(3.8)%	(4.1)%
Up 100 basis points	(1.2)%	(1.3)%
Down 100 basis points	(0.1)%	(0.8)%
Down 200 basis points	(1.8)%	(3.2)%
Down 300 basis points	(3.7)%	(6.6)%

The Company's EVE-at-risk is modestly more liability sensitive from December 31, 2024 to June 30, 2025 driven by changes to the funding and asset mix.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BROOKLINE BANCORP, INC.

Date: August 7, 2025	By:	/s/ Paul A. Perrault
Paul A. Perrault
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Carl M. Carlson
Carl M. Carlson
Co-President and Chief Financial Officer
(Principal Financial Officer)